Form 10-Q
period 2017-09-30
National Vision Holdings, Inc.
filed 2017-12-07
CIK 1710155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number 001-38257
_______________________________________________________________________
National Vision Holdings, Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________________________________

Delaware (State or other jurisdiction of incorporation or organization)	46‑4841717 (I.R.S. Employer Identification No.)

2435 Commerce Ave, Building 2200 Duluth, Georgia (Address of principal executive offices)	30096 (Zip Code) Not Applicable (Former name, former address and former fiscal year, if changed since last report)

(770) 822‑3600 (Registrant’s telephone number, including area code)
_______________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☒	Smaller reporting company Emerging growth company	☐ ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 30, 2017
Common stock, $0.01 par value	74,653,832

NATIONAL VISION HOLDINGS, INC. AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Form 10-Q, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends and other information, may be forward-looking statements.
Words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates,” or “anticipates,” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, or guarantees of future performance and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under the heading “Risk Factors” in the Company’s final prospectus dated October 25, 2017 (the “Prospectus”), as filed with the Securities and Exchange Commission (the “SEC”) on October 27, 2017 pursuant to Rule 424(b)(4) under the Securities Act, and in this Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•	If we fail to open and operate new stores in a timely and cost-effective manner or fail to successfully enter new markets, our financial performance could be materially and adversely affected.

•
We will require significant capital to fund our expanding business. If we are unable to maintain sufficient levels of cash flow from our operations, we may not be able to execute or sustain our growth strategy or we may require additional financing, which may not be available to us on satisfactory terms or at all.

•	Failure to recruit and retain vision care professionals for our stores could adversely affect our business, financial condition and results of operations.

•	We are subject to extensive state, local and federal vision care and healthcare laws and regulations and failure to adhere to such laws and regulations would adversely affect our business.

•	Future operational success depends on our ability to develop and maintain relationships with managed vision care companies, vision insurance providers and other third-party payors.

•	If we are unable to maintain our current operating relationships with our host and legacy partners, our business, profitability and cash flows may be adversely affected.

•
We depend on our distribution centers and optical laboratories. The loss of, or disruption in the operations of, one or more of these facilities may adversely affect our ability to process and fulfill customer orders and deliver our products in a timely manner, or at all, and may result in quality issues, which would adversely affect our reputation, our business and our profitability.

•	We face risks associated with vendors from whom our products are sourced.

•	The optical retail industry is highly competitive, and if we do not compete successfully, our business may be adversely impacted.

•	We are dependent on a limited number of suppliers.

•
Our and our vendors’ systems containing personal information and payment card data of our retail store and e-commerce customers, employees and other third parties, could be breached, which could subject us to adverse publicity, costly government enforcement actions or private litigation.

•
Any failure, inadequacy, interruption, security failure or breach of our information technology systems, whether owned by us or outsourced or managed by third parties, could harm our ability to effectively operate our business and could have a material adverse effect on our business, financial condition and results of operations.

•
An overall decline in the health of the economy and other factors impacting consumer spending, such as the timing and issuance of tax refunds, governmental instability and natural disasters, may affect consumer purchases, which could reduce demand for our products and materially harm our sales, profitability and financial condition.

•	Our growth strategy could strain our existing resources and cause the performance of our existing stores to suffer.

•
If we fail to retain our existing senior management team or attract qualified new personnel, such failure could have a material adverse effect on our business, financial condition, and results of operations.

•
We are a low-cost provider and our business model relies on the low cost of inputs. Factors such as wage rate increases, inflation, cost increases, increases in raw material prices and energy prices could have a material adverse effect on our business, financial condition and results of operations.

•
Our success depends upon our marketing, advertising and promotional efforts. If we are unable to implement them successfully, or if our competitors are more effective than we are, it could have a material adverse effect on our business, financial condition and results of operations.

•	We are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs.

•	We could be adversely affected by product liability, product recall or personal injury issues.

•
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our debt obligations.

•	We are subject to managed vision care laws and regulations.

•
We rely on third-party coverage and reimbursement, including government programs, for an increasing portion of our revenues, the future reduction of which could adversely affect our results of operations.

•	Our profitability and cash flows may be negatively affected if we are not successful in managing our inventory balances and inventory shrinkage.

•	Our e-commerce business faces distinct risks, and our failure to successfully manage it could have a negative impact on our profitability.

•	Our operating results and inventory levels fluctuate on a seasonal basis.

•
Certain technological advances, greater availability of, or increased consumer preferences for, vision correction alternatives to prescription eyeglasses or contact lenses, and future drug development for the correction of vision-related problems may reduce the demand for our products and adversely impact our business and profitability.

•	Our debt agreements contain restrictions that limit our flexibility in operating our business.

•
We may be unable to generate sufficient cash flow to satisfy our significant debt service obligations, which could have a material adverse effect on our business, financial condition and results of operations.

•
Failure to comply with laws, regulations and enforcement activities or changes in statutory, regulatory, accounting, and other legal requirements could potentially impact our operating and financial results.

•
Adverse litigation judgments or settlements resulting from legal proceedings relating to our business operations could materially adversely affect our business, financial condition and results of operations.

•	We may not be able to adequately protect our intellectual property, which could harm the value of our brand and adversely affect our business.

•	Failure to comply with requirements to design, implement and maintain effective internal controls could have a material adverse effect on our business.

•
Our sponsors (affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and private equity funds managed by Berkshire Partners LLC (“Berkshire”)) control us and their interests may conflict with ours or yours in the future.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this Form 10-Q, apply only as of the date of this Form 10-Q or as of the date they were made and, except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.
All references to “we”, “us”, “our” or the “Company” in this Form 10-Q mean National Vision Holdings, Inc. and its subsidiaries, unless the context otherwise requires. References to “eye care practitioners” in this Form 10-Q mean optometrists and ophthalmologists and references to “vision care professionals” mean optometrists (including optometrists employed by us or by professional corporations owned by eye care practitioners with which we have arrangements) and opticians.
Website Disclosure
We use our website www.nationalvision.com as a channel of distribution of Company information. Financial and other important information regarding the Company is routinely accessible through and posted on our website. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about Nation Vision Holdings, Inc. when you enroll your e-mail address by visiting the “Email Alerts” page of the Investor Resources section of our website at www.nationalvision.com/investors. The contents of our website are not, however, a part of this Form 10-Q.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of September 30, 2017 and December 31, 2016
In Thousands, Except Par Value Information
(Unaudited)

ASSETS	As of September 30, 2017	As of December 31, 2016
Current assets:
Cash and cash equivalents	$27,621	$4,945
Accounts receivable, net of allowances	39,111	34,370
Inventories	89,370	87,064
Prepaid expenses and other current assets	22,688	20,880
Total current assets	178,790	147,259

Property and equipment, net	290,656	256,414
Other assets and deferred costs:
Goodwill	792,744	793,229
Trademarks and trade names	240,547	240,547
Other intangible assets, net	75,011	81,338
Other assets	11,114	12,330
Total non-current assets	1,410,072	1,383,858
Total assets	$1,588,862	$1,531,117
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,562	$39,400
Other payables and accrued expenses	90,746	69,402
Unearned revenue	20,867	25,600
Deferred revenue	64,356	57,996
Current maturities of long-term debt	9,645	7,285
Total current liabilities	219,176	199,683

Long-term debt, less current portion and debt discount	912,734	738,340
Other non-current liabilities:
Deferred revenue	32,094	29,432
Other liabilities	49,714	50,497
Deferred income taxes, net	120,556	111,278
Total other non-current liabilities	202,364	191,207
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 56,477 and 56,202 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.	565	562
Additional paid-in capital	259,034	424,789
Accumulated other comprehensive loss	(13,223)	(14,556)
Retained earnings (deficit)	8,445	(8,675)
Treasury stock, at cost; 28 shares as of September 30, 2017 and December 31, 2016	(233)	(233)
Total stockholders’ equity	254,588	401,887
Total liabilities and stockholders’ equity	$1,588,862	$1,531,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three and Nine Months Ended September 30, 2017 and October 1, 2016
In Thousands, Except Per Share Information
(Unaudited)

	Three Months Ended September 30, 2017	Three Months Ended October 1, 2016	Nine Months Ended September 30, 2017	Nine Months Ended October 1, 2016
Revenue:
Net product sales	$283,648	$246,638	$867,192	$756,787
Net sales of services and plans	62,441	54,578	186,297	162,294
Total net revenue	346,089	301,216	1,053,489	919,081
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	115,752	99,096	349,099	299,420
Services and plans	46,606	39,568	135,474	115,033
Total costs applicable to revenue	162,358	138,664	484,573	414,453
Operating expenses:
Selling, general and administrative expenses	151,251	134,457	445,714	395,385
Depreciation and amortization	15,352	13,217	44,404	38,237
Asset impairment	—	—	1,000	52
Litigation settlement	—	—	7,000	—
Other expense, net	568	563	744	1,217
Total operating expenses	167,171	148,237	498,862	434,891
Income from operations	16,560	14,315	70,054	69,737
Interest expense, net	14,851	9,728	40,965	29,377
Debt issuance costs	—	—	2,702	—
Earnings before income taxes	1,709	4,587	26,387	40,360
Income tax provision	163	1,561	9,267	15,893
Net income	$1,546	$3,026	$17,120	$24,467

Earnings per share:
Basic	$0.03	$0.05	$0.30	$0.44
Diluted	$0.03	$0.05	$0.29	$0.43
Weighted average shares outstanding:
Basic	56,414	56,211	56,363	56,176
Diluted	58,459	57,170	58,281	56,814

Comprehensive income:
Net income	$1,546	$3,026	$17,120	$24,467
Change in fair value of hedge instruments	2,255	(663)	2,176	(13,245)
Tax (provision) benefit of change in fair value of hedge instruments	(872)	261	(843)	5,219
Comprehensive income	$2,929	$2,624	$18,453	$16,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2017 and October 1, 2016
In Thousands
(Unaudited)

	Nine Months Ended September 30, 2017	Nine Months Ended October 1, 2016
Cash flows from operating activities:
Net income	$17,120	$24,467
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	38,077	31,345
Amortization of intangible assets	6,327	6,892
Amortization of loan costs	3,075	2,946
Asset impairment	1,000	52
Deferred income tax expense	8,922	15,901
Non-cash stock option compensation	3,140	3,308
Non-cash inventory adjustments	4,695	1,228
Debt issuance costs	2,702	—
Other	388	529
Changes in operating assets and liabilities:
Accounts receivable, net	(4,741)	569
Inventories	(7,001)	(8,007)
Other assets	2,487	(1,223)
Accounts payable	(5,838)	(8,738)
Other liabilities	25,898	21,807
Net cash provided by operating activities	96,251	91,076
Cash flows from investing activities:
Purchase of property and equipment	(67,135)	(66,771)
Purchase of investments	(1,500)	(1,000)
Other	(113)	(734)
Net cash used for investing activities	(68,748)	(68,505)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	173,712	—
Proceeds from issuance of common stock	1,004	—
Principal payments on long-term debt	(6,236)	(4,886)
Proceeds from exercise of stock options	1,088	884
Payments on capital lease obligations	(710)	(426)
Debt issuance costs	(2,702)	—
Dividend to stockholders	(170,983)	—
Net cash used for financing activities	(4,827)	(4,428)
Net change in cash and cash equivalents	22,676	18,143
Cash and cash equivalents, beginning of year	4,945	5,595
Cash and cash equivalents, end of period	$27,621	$23,738

Supplemental cash flow disclosure information:
Non-cash financing activities:
Deferred offering costs accrued at the end of period	$2,694	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Description of Business and Basis of Presentation
Nature of Operations
National Vision Holdings, Inc. ( “NVHI,” the “Company,” “we,” “our,” or “us”) is a holding company whose operating subsidiaries include its indirect wholly owned subsidiary, National Vision, Inc. (“NVI”) and NVI’s direct wholly owned subsidiaries. The Company is a leading value retailer of eyeglasses and value retailer of contact lenses. To support our operations, we also own and operate three optical laboratories and two distribution centers. We operated 996 and 943 retail optical locations in the United States and its territories as of September 30, 2017 and December 31, 2016, respectively, through our five store brands, America’s Best Contacts and Eyeglasses (“America’s Best”), Eyeglass World, Vista Optical locations on U.S. Army/Air Force military bases and within Fred Meyer stores, and our management & services arrangement with Walmart.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by U.S. GAAP for complete consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated balance sheet for the fiscal year then ended. These unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of September 30, 2017, the consolidated results of operations for the three and nine months ended September 30, 2017 and October 1, 2016, and consolidated cash flows for the nine months ended September 30, 2017 and October 1, 2016.
Certain information and footnote disclosures normally included in our annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted; however, we believe that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2016 included in the Company’s final prospectus dated October 25, 2017 (the “Prospectus”), as filed with the Securities and Exchange Commission (the “SEC”) on October 27, 2017 pursuant to Rule 424(b)(4) under the Securities Act Securities Act of 1933, as amended (the “Securities Act”). The significant accounting policies followed by the Company are set forth in Note 1 within those consolidated financial statements. We use the same accounting policies in preparing interim condensed consolidated financial information and annual consolidated financial statements. There were no changes in our significant accounting policies during the nine months ended September 30, 2017, except for the adoption of Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting and ASU No. 2017-04, Intangibles - Goodwill and Other, neither of which had a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.
The condensed consolidated financial statements include our accounts and those of our subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31. Fiscal year 2017 contains 52 weeks and will end on December 30, 2017. All three and nine month periods presented herein contain 13 and 39 weeks, respectively. All references to years and quarters relate to fiscal periods rather than calendar periods.
Seasonality
The consolidated results of operations for the three and nine months ended September 30, 2017 and October 1, 2016 are not necessarily indicative of the results to be expected for the full fiscal year due to seasonality and uncertainty of general economic conditions that may impact our key end markets. Historically, our business has realized a higher portion of net revenue, income from operations, and cash flows from operations in the first fiscal quarter, and a lower portion of net revenue, income from operations, and cash flows from operations in the fourth fiscal quarter. The seasonally larger first quarter is attributable primarily to the timing of our customers’ personal income tax refunds and annual health insurance program start or reset periods. Seasonality related to fourth quarter holiday spending by retail customers does not significantly impact our business. Our quarterly consolidated results can also be affected by the timing of new store openings and store closings and the timing of certain holidays.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Description of Business and Basis of Presentation (continued)

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Initial Public Offering
On October 30, 2017, we completed an initial public offering of our common stock (“IPO”) in which we issued and sold 18,170,000 shares of common stock, including 2,370,000 shares of common stock pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The shares sold in the offering were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (File No. 333-220719), which was declared effective by the SEC on October 25, 2017. The shares of our common stock were sold at an initial offering price of $22.00 per share, which generated net proceeds of approximately $375.8 million to the Company, after deducting underwriting discounts and commissions of approximately $24.0 million which included $0.7 million paid to KKR Capital Markets LLC. (“KCM”), an affiliate of KKR, for underwriting services in connection with the IPO. We primarily used the net proceeds from the IPO to repay all $125.0 million outstanding aggregate amount of the Company’s second lien term loans and approximately $235.0 million of the outstanding amount of the Company’s first lien term loans and accrued and unpaid interest thereon. The repayment will result in an extinguishment of debt in the amount of approximately $353.3 million, which will be recognized in the fourth quarter of 2017. During the fourth quarter of 2017, the Company expects to pay $4.0 million of transaction related expenses. The remaining $11.8 million of the proceeds will be used for general corporate purposes, including the termination fees described below.
NVI was party to a Monitoring Agreement, dated as of March 13, 2014 (the “Monitoring Agreement”), with KKR and Berkshire, which was terminated automatically in accordance with its terms upon the completion of the IPO. In connection with such termination, the Company paid termination fees of approximately $3.6 million and $0.8 million to KKR and Berkshire, respectively. Affiliates of KKR and Berkshire retained 58.2% and 13.6% ownership interest, respectively, in the Company after the IPO.
Stock Split
In connection with preparing for the IPO, on October 12, 2017 the Company’s Board of Directors approved a 1.96627-for-one reverse stock split of the Company’s common stock. The reverse stock split became effective October 24, 2017. The par value per share of common stock and authorized shares of common stock remain unchanged at $0.01 per share and 200 million shares, respectively. The accompanying financial statements and notes thereto give retroactive effect to the reverse stock split for all periods presented. All common share and per share amounts in the financial statements and notes have been retrospectively adjusted to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in aggregate par value of ‘‘Common stock’’ to ‘‘additional paid-in capital’’ on the condensed consolidated balance sheets.
Deferred Offering Costs
We capitalize legal and accounting fees directly relating to the IPO. These deferred offering costs will be offset against offering proceeds during the fourth fiscal quarter of 2017. As of September 30, 2017, the Company capitalized $3.2 million of deferred offering costs in prepaid expenses and other current assets in its condensed consolidated balance sheet, and accrued $2.7 million of such costs during the nine months ended September 30, 2017, which are presented in the condensed consolidated statement of cash flows as non-cash financing activities for the nine months ended September 30, 2017. We estimate an additional $1.6 million of direct IPO related costs to be capitalized in the fourth quarter of 2017. We also estimate to record an increase in additional paid-in-capital of $371.0 million as a result of the IPO.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Description of Business and Basis of Presentation (continued)

Income Taxes
Our effective income tax rate, or ETR, was 9.5% and 34.1% during three moths ended and 35.2% and 39.4% during the nine months ended September 30, 2017 and October 1, 2016, respectively. The 9.5% rate during the three months ended September 30, 2017 resulted from a change to our expected annual ETR, with the cumulative results of that change recorded in the current quarter. During the nine months ended September 30, 2017, our expected combined statutory federal and state rate was reduced by a $1.4 million income tax benefit (5.3%) resulting from the recapitalization dividend described in Note 5 - Related Party Transactions. Other items aggregated to a 0.5% further reduction in the rate for the period. These benefits were partially offset by an increase in tax expense of $0.4 million (1.5%) related to a valuation allowance recorded on an impairment-related deferred tax asset.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. ASU No. 2014-09 provides new guidance related to the core principle that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. During 2016, the FASB issued additional ASUs to clarify certain aspects of ASU No. 2014-09, including ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) in March 2016, and ASU No. 2016-10, Identifying Performance Obligations and Licensing in April 2016. The guidance is effective for fiscal years beginning after December 15, 2017, and interim reporting periods within that fiscal year. The Company will adopt this new guidance in the first quarter of 2018 using the modified retrospective method. The most significant components of the new guidance to the Company relate to performance obligations surrounding our bundled product and service offerings and the reporting of revenue on a gross versus net basis with respect to our management and services agreement with Walmart, and the timing of revenue recognition associated with our discount club membership fees. We are currently finalizing our assessment, but we do not expect the adoption of this new guidance to have a significant impact on the timing or amount of revenue recognized in our consolidated financial results based on our implementation progress to-date. We do expect incremental additional disclosures in the notes to our consolidated financial statements.
In February 2016, FASB issued ASU No. 2016-02, Leases. The new guidance establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with such classification affecting the pattern of expense recognition in the statement of operations. The guidance is effective for fiscal years beginning after December 15, 2018, and interim reporting periods within that fiscal year. A modified transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company will adopt this new guidance in the first quarter of 2019. We are evaluating the impact of implementation of this new guidance on our consolidated financial statements, but expect that adoption will have a material impact to the Company’s total assets and liabilities since we have a significant number of operating leases not currently recognized on our consolidated balance sheets.
In April 2016, FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This new guidance simplifies the accounting for share-based payment transactions, including income tax consequences, classification of certain items on the statement of cash flows, forfeitures, and minimum statutory withholding requirements. This new guidance is effective for fiscal years beginning after December 15, 2016, and interim reporting periods within that fiscal year. We adopted this new guidance in the first quarter of 2017. The adoption of this new guidance did not have a material effect on the Company’s financial condition, results of operations, or cash flows.
In January 2017, FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other. This new guidance removes Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The new guidance will be applied prospectively, and is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted this new guidance during the first quarter of 2017. The adoption of this new guidance did not have a material effect on the Company’s financial condition, results of operations, or cash flows.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Description of Business and Basis of Presentation (continued)

Correction of an Error
During the first quarter of 2017, we identified an error in our previously issued 2016 consolidated financial statements related to contact lens inventories that were expired or expiring and could not be sold as of December 31, 2016. Fiscal year 2016 costs applicable to revenue (products) was understated by $2.1 million, and net income was overstated by $1.3 million. We corrected the error in the three months ended July 1, 2017. Management concluded that the error was not material to the 2016 consolidated financial statements or the estimated 2017 results of operations.
Cost Method Investment
The Company has a $1.0 million cost method investment in a private start-up company whose principal business is creating eyeglasses through three dimensional printing which can be customized based on a scan of the customer’s face. During the second quarter of 2017, management determined that it was unlikely that the business would be able to continue operations for the foreseeable future. Therefore, we recorded an impairment charge for the entire amount of the investment during the second quarter of 2017, which is reflected in the condensed consolidated statement of operations and other comprehensive income for the nine months ended September 30, 2017.
2. Details of Certain Balance Sheet Accounts

In thousands	As of September 30, 2017	As of December 31, 2016
Accounts receivable, net:
Trade receivables	$25,985	$20,817
Credit card receivables	7,534	9,398
Tenant improvement allowances receivable	5,132	3,308
Other receivables	2,613	2,430
Allowance for uncollectible accounts	(2,153)	(1,583)
	$39,111	$34,370

Inventories:
Raw materials and work in process (1)	$41,985	$42,266
Finished goods	47,385	44,798
	$89,370	$87,064
(1) Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not separately present raw materials and work in process.

Property and equipment, net:
Land and building	$3,608	$3,607
Equipment	193,945	161,714
Furniture and fixtures	41,228	36,046
Leasehold improvements	145,661	121,963
Construction in progress	32,732	28,099
Property under capital leases	9,262	3,244
	426,436	354,673
Less accumulated depreciation	135,780	98,259
	$290,656	$256,414

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

2. Details of Certain Balance Sheet Accounts (continued)

In thousands	As of September 30, 2017	As of December 31, 2016
Other payables and accrued expenses:
Employee compensation and benefits	$29,238	$18,984
Advertising	1,588	1,058
Self-insurance reserves	6,773	7,235
Reserves for customer returns and remakes	7,075	4,611
Capital expenditures	8,424	9,202
Legacy management and services agreement	5,306	4,591
Rental expenses	1,514	2,172
Fair value of derivative liabilities	8,499	8,218
Professional fees	2,938	1,298
Supplies and other store support expenses	3,033	3,489
Litigation settlements	7,469	422
Other	8,889	8,122
	$90,746	$69,402

Other non-current liabilities:
Fair value of derivative liabilities	$13,061	$15,518
Tenant improvements (2)	22,831	21,089
Deferred rental expenses	7,169	6,256
Self-insurance reserves	4,147	3,908
Above market leases	952	1,705
Other	1,554	2,021
	$49,714	$50,497
(2) Obligations for tenant improvements are amortized as a reduction of rental expense over the respective lease term.
3. Fair Value Measurements of Financial Assets and Liabilities
The Company uses a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect pricing based upon a reporting entity’s own market assumptions.
Under U.S. GAAP, the Company is required to (a) measure certain assets and liabilities at fair value or (b) disclose the fair values of certain assets and liabilities recorded at cost. Accounting standards define fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated assuming the transaction occurs in the principal or most advantageous market for the asset or liability and includes consideration of non-performance risk and credit risk of both parties. A three-tier fair value hierarchy prioritizes the inputs used in measuring fair value. These tiers include:
• Level 1 - Valuation inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.
• Level 2 - Valuation inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in inactive markets, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
• Level 3 - Valuation inputs are unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are determined using model-based techniques that include option pricing models, discounted cash flow models and similar techniques.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
3. Fair Value Measurements of Financial Assets and Liabilities (continued)

The fair value estimates of financial instruments are not necessarily indicative of the amounts we might pay or receive in actual market transactions. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
Cash and Cash Equivalents
The carrying amount of cash and cash equivalents approximates fair value due to the short term maturity of the instruments. All cash and cash equivalents are denominated in U.S. currency.
Accounts Receivable
The carrying amount of accounts receivable approximates fair value due to the short-term nature of those items and the effect of related allowances for doubtful accounts.
Accounts Payable and Other Payables and Accrued Expenses
The carrying amounts of accounts payable and other payables and accrued expenses approximate fair value due to the short-term nature of those items.
Long-term Debt - Credit Agreements
Our long-term debt is traded in private markets on a less-than-daily basis. Fair value is based on the average of trading prices and bid/ask quotes around period-end (Level 2 inputs). The estimated fair values of our combined First and Second Lien Term Loans were $928.8 million and $753.0 million as of September 30, 2017 and December 31, 2016, respectively, compared to carrying values of $913.5 million and $742.9 million, which includes the current portion, and is net of unamortized discounts and deferred debt issuance costs. See Note 6 - Debt for further information related to debt transactions recorded during the three and nine months ended September 30, 2017.
Long-term Debt - Capital Leases
The fair value of capital lease obligations is based on estimated future contractual cash flows discounted at an appropriate market rate of interest (Level 2 inputs). The estimated fair values of our capital leases were $10.6 million and $2.9 million as of September 30, 2017 and December 31, 2016, respectively, compared to carrying values of $8.9 million and $2.7 million, respectively.
Interest Rate Derivatives
The Company is a party to three pay-fixed and receive-floating interest rate swap agreements to offset the variability of cash flows in LIBOR-indexed debt interest payments attributable to changes in the benchmark interest rate from March 13, 2017 to March 13, 2021 related to its current First Lien Credit Agreement. The Company designated these swap agreements as cash flow hedges at inception. Changes in the cash flows of each derivative are expected to be highly effective in offsetting the changes in interest payments on a principal balance equal to the derivative’s notional amount, attributable to the hedged risk. We have not had any ineffectiveness related to these instruments since inception.
We recognize as assets or liabilities at fair value the estimated amounts we would receive or pay upon a termination of interest rate swaps prior to their scheduled expiration dates. We record the period change in fair value of cash flow hedges, net of tax, in the accompanying condensed consolidated statements of comprehensive income and the cumulative change in fair value of cash flow hedges since inception, net of tax, in accumulated other comprehensive loss (“AOCL”) in the accompanying condensed consolidated balances sheets. Fair value is based on information that is model-driven and whose inputs are observable (Level 2 inputs).

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
3. Fair Value Measurements of Financial Assets and Liabilities (continued)

Our cash flow hedge position related to interest rate derivative contracts is as follows:

In thousands	Notional Amount	Final Maturity Date	Other Payables and Accrued Expenses	Other Liabilities	AOCL, Net of Tax
As of September 30, 2017	$500,000	March 2021	$8,499	$13,061	$13,223
As of December 31, 2016	$500,000	March 2021	$8,218	$15,518	$14,556
As of September 30, 2017, the Company expects to reclassify $8.5 million of AOCL into earnings in the next 12 months. See Note 11- Accumulated Other Comprehensive Loss. Subsequent to the nine months ended September 30, 2017, the Company used proceeds in connection with the IPO to reduce outstanding debt. This event did not have a material impact on the hedge position for the nine months ended September 30, 2017 and is not expected to have an impact on the hedge position for the remainder of 2017. See Note 12 - Subsequent Events for transactions in connection with the IPO.
4. Stock Incentive Plan
2014 Stock Incentive Plan
In 2014, our Board of Directors and stockholders of the Company approved the 2014 Stock Incentive Plan for Key Employees of NVHI (previously known as Nautilus Parent, Inc.) and Subsidiaries (the “2014 Stock Incentive Plan”). The 2014 Stock Incentive Plan was subsequently amended by our Board of Directors and our stockholders on November 9, 2015 and June 5, 2017 to increase the share reserve. The 2014 Stock Incentive Plan provides for the grant of stock options and other stock-based awards to employees, non-employee members of our Board of Directors, consultants, and other persons having a service relationship with us. We have reserved an aggregate of 10,988,827 shares of our common stock for issuance under our 2014 Stock Incentive Plan. As of September 30, 2017, options to purchase a total of 10,347,067 shares of common stock were issued and outstanding (excluding rollover options), 565,860 shares of common stock had been issued upon the exercise of options and 69,452 shares remained available for future grants.
The following presents a roll-forward of stock options, giving retroactive effect to the reverse stock split, for the nine months ended September 30, 2017:

Options issued and outstanding	Vested Rollover	Service-Based	Performance-Based	Total
Balance, December 31, 2016	169,050	3,528,526	5,765,156	9,462,732
Issued	—	505,928	759,025	1,264,953
Exercised	—	(211,568)	—	(211,568)
Balance, September 30, 2017	169,050	3,822,886	6,524,181	10,516,117

Options vested and exercisable
Balance, December 31, 2016	169,050	1,073,960	—	1,243,010
Vested during period	—	719,864	—	719,864
Exercised during period	—	(211,568)	—	(211,568)
Balance, September 30, 2017	169,050	1,582,256	—	1,751,306
The total estimated fair value of service-based options granted during the nine months ended September 30, 2017 was $4.6 million. During the same period, there were 16,274, 36,618, and 158,676 service-based options exercised at a price of $9.24 per share, $7.24 per share, and $4.27 per share, respectively, for a total intrinsic value of $1.5 million. As a result of the application of ASU No. 2016-09, the Company recorded an income tax benefit of $0.2 million in the condensed consolidated statement of operations and comprehensive income related to these exercises. There was no additional significant activity for the three months ended September 30, 2017.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of service-based options vested and outstanding as of September 30, 2017 was $9.4 million. The remaining unrecognized service cost for service-based options was $7.6 million as of September 30, 2017.
Compensation expense associated with service-based stock options is presented in selling, general, and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations and comprehensive income. The vesting of performance-based options is conditional upon the achievement by the majority stockholder in NVHI, KKR, with respect to its investment in NVHI, of both a minimum internal rate of return and a minimum multiple of invested capital and then increases proportionally as the multiple of invested capital increases up to a defined target. No compensation expense has been recorded in relation to performance based options since achievement of the conditions triggering vesting by the IPO, or otherwise, have not been deemed to be probable as of September 30, 2017.
See Note 12 - Subsequent Events for information about the adoption of a new omnibus incentive plan and related equity compensation matters in connection with the IPO.
5. Related Party Transactions
Transactions With Equity Sponsors
Under certain agreements we have entered into with our equity sponsors, we recorded the following expenses related to management and/or advisory fees:

In thousands	Three Months Ended September 30, 2017	Three Months Ended October 1, 2016	Nine Months Ended September 30, 2017	Nine Months Ended October 1, 2016
KKR	$220	$213	$2,993	$638
Berkshire	$52	$50	$156	$149
Fees paid to equity sponsors include retainer fees and certain other on-going project-oriented initiatives and are presented in SG&A in the accompanying condensed consolidated statements of operations and comprehensive income, except, as discussed further below in Note 6 - Debt, KCM fees for the nine months ended September 30, 2017 include $2.3 million presented in debt issuance costs, which were incurred in the first quarter of 2017. See Note 1 - Description of Business and Basis of Presentation for further details regarding transactions with our equity sponsors in conjunction with and following the IPO.
Dividend & Stockholders’ Equity
On February 2, 2017, the Company declared a recapitalization dividend to its stockholders, which included KKR, Berkshire, and management. Common stockholders received a dividend per common share of $1.51. There were 110.5 million common shares outstanding and eligible for the dividend. Vested and roll-over option holders received an additional cash payment of $1.51 per option, for an aggregate payment of $3.7 million. The income tax benefit of the additional cash payment was $1.4 million, which was incurred in the first quarter of 2017, is included in the condensed consolidated statement of operations and comprehensive income for the nine months ended September 30, 2017. The exercise price of unvested options was reduced by $1.51 per option, the amount of the dividend. Since the Company was in an accumulated deficit position on the date of declaration of the dividend, according to our accounting policy the combined total cash payment of $171.0 million was recorded as a reduction to additional paid-in capital. No other material non-recurring charges were recorded to stockholders’ equity during the three and nine months ended September 30, 2017.
6. Debt
The dividend discussed in Note 5 - Related Party Transactions was funded with $175.0 million in borrowed funds under the Company’s First Lien Credit Agreement, net of a $1.3 million original issue discount. The borrowing rate was 4.0%, consistent with the existing credit agreement. Quarterly principal payments increased $0.5 million, which increased current maturities from $6.5 million as of December 31, 2016, to $8.3 million as of September 30, 2017. The additional principal matures consistent with the original First Lien Term Loans on March 13, 2021. We recorded $2.3 million in fees to KKR and $0.4 million in third party fees in debt issuance costs in the condensed consolidated statement of operations and comprehensive income during the nine months ended September 30, 2017, which were incurred in the first quarter of 2017. See Note 12 - Subsequent Events for further details regarding debt in conjunction with and following the IPO.
The Company entered into multiple new capital leases during the nine months ended September 30, 2017. As of September 30, 2017, our capital lease commitments are $0.5 million, $2.2 million, $1.7 million, $1.4 million, $1.3 million and $6.4 million for fiscal years 2017, 2018, 2019, 2020, 2021 and thereafter, respectively.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

7. Equity Method Investment
The Company has an investment in a private start-up company whose principal business is licensing software to eyeglass retailers. Under the equity method of accounting we are required to record our interest in the investee’s reported net income or loss for each reporting period, which is presented in other expense, net in the Company’s condensed consolidated statements of operations and comprehensive income.
On August 29, 2017, the investee issued a secured convertible promissory note to the Company, in a principal amount of $1.5 million, due at maturity, which was recorded in other assets in the accompanying balance sheets. The promissory note, which matures on August 29, 2020 bears interest at a fixed rate of 5.00% with an additional variable interest component based on the base rate of Bank of England, as published on the first day of each calendar year, which is 0.25% for 2017.
After adjusting our investment for our interest in the investee’s reported net losses, our investment balance in the business was $2.6 million and $3.3 million as of September 30, 2017 and December 31, 2016, respectively, which is included in other assets in the accompanying condensed consolidated balance sheets.
8. Commitments and Contingencies
From time to time, the Company is involved in various legal proceedings incidental to its business. The Company reviews the status of its legal proceedings and records a provision for a liability when it is considered probable that both a liability has been incurred and the amount of the loss can be reasonably estimated.
The Company’s subsidiary, FirstSight Vision Services, Inc. (“FirstSight”) is a defendant, in a purported class action in the U.S. District Court for the Southern District of California that alleges that FirstSight participated in arrangements that caused the illegal delivery of eye examinations and that FirstSight thereby violated, among other laws, the corporate practice of optometry and the unfair competition and false advertising laws of California. On March 23, 2017, the court granted the motion to dismiss previously filed by FirstSight and dismissed the complaint with prejudice. The plaintiffs filed an appeal to the U.S. Court of Appeals for the Ninth Circuit in April 2017. The Company believes that the claims are without merit.
In May 2017, a complaint was filed against the Company and other defendants alleging, on behalf of a proposed class of consumers who purchased contact lenses online, that 1-800 Contacts, Inc. entered into a series of agreements with the other defendants, including the Company’s subsidiary, Arlington Contact Lens Service, Inc. (“AC Lens”), to suppress certain online advertising and that each defendant thereby engaged in anticompetitive conduct in violation of the Sherman Antitrust Act (the “1-800 Contacts Matter”). The Company has settled the 1-800 Contacts Matter for $7.0 million, without admitting liability. Accordingly, the Company recorded a $7.0 million charge in litigation settlement in the accompanying condensed consolidated statement of operations and comprehensive income during the nine months ended September 30, 2017, which were incurred in the second quarter of 2017. See Note 12 - Subsequent Events.
9. Segment Reporting
The Company’s reportable segments were determined on the same basis as used by the Chief Operating Decision Maker (“CODM”) to evaluate performance internally. Our operations consist of two reportable segments:
• Owned & host store brands - Our owned brands consist of our America’s Best and Eyeglass World operating segments. Our host brands consist of our Vista Optical operating segments at certain U.S. Military Branches and inside Fred Meyer stores. We have aggregated our owned and host operating segments into a single reportable segment due to similar economic characteristics and similarity of the nature of products and services, production processes, class of customers, regulatory environment, and distribution methods of those brands.
• Legacy - The Company manages the operations of 227 legacy retail vision centers within Walmart stores. We earn management fees as a result of providing such services and therefore we record revenue related to sales of products and product protection plans to our legacy partner’s customers on a net basis. We also sell to our legacy partner wholesale merchandise that is stocked in retail locations, and provide central lab processing services for the finished eyeglasses and frames expected to be sold to our legacy partner’s customers. We lease space from our legacy partner within or adjacent to each of the locations we manage and use this space for the provision of optometric examination services. Our legacy agreements were renewed on January 13, 2017, and expire on August 23, 2020, subject to extension pursuant to the terms of the agreements. Sales of services and plans in our legacy segment consist of fees earned for managing the operations of our legacy partner and revenues associated with the provision of eye exams. Revenue associated with managing operations of our legacy partner were $9.1 million and $28.3 million for the three and nine months ended September 30, 2017 and $9.7 million and $29.9 million for the three and nine months ended October 1, 2016, respectively.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Segment Reporting (continued)

The “Corporate/Other” category includes the results of operations of our other operating segments and corporate overhead support. The “Reconciliations” category represents other adjustments to reportable segment results necessary for the presentation of consolidated financial results in accordance with U.S. GAAP for the two reportable segments.
Revenues from the Corporate/Other segments are attributable to the AC Lens, and FirstSight operating segments and the Company’s corporate function. AC Lens sells contact lenses and optical accessory products to retail customers through e-commerce. AC Lens also distributes contact lenses to Walmart and Sam’s Club under fee for services arrangements. FirstSight sells single service health plans in connection with the operations of America’s Best in California, arranges for the provision of eye exams at retail locations throughout California and also sells contact lenses to its members in certain locations. None of those segments met the quantitative thresholds for determining reportable segments for any of the periods presented.
Our reportable segment profit measure is EBITDA, or net revenue, less cost applicable to revenue, less selling, general and administrative costs. Asset impairment, depreciation and amortization, and other corporate costs that are not allocated to the segments, including interest expense, debt issuance costs and litigation settlements, are excluded from segment EBITDA. There are no transactions between our reportable segments. There are no differences between the measurement of our reportable segments’ assets and consolidated assets. There have been no changes from prior periods in the measurement methods used to determine reportable segment profit or loss, and there have been no asymmetrical allocations to segments.
The following is a summary of certain financial data for each of our segments. Reportable segment information is presented on the same basis as our condensed consolidated financial statements, except for net revenue, which is presented on a cash basis, excluding the effects of unearned and deferred revenue, consistent with the basis on which the CODM regularly reviews performance segments. Asset information is not included in the following summary since the CODM does not regularly review such information for the reportable segments.

	Three Months Ended September 30, 2017
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$211,035	$24,503	$46,421	$1,689	$283,648
Segment services and plans revenues	48,119	12,864	3,110	(1,652)	62,441
Total net revenue	259,154	37,367	49,531	37	346,089
Cost of products	63,159	11,427	40,699	467	115,752
Cost of services and plans	39,395	4,579	2,632	—	46,606
Total costs applicable to revenue	102,554	16,006	43,331	467	162,358
SG&A	103,851	12,904	34,496	—	151,251
Other expense, net	—	—	568	—	568
EBITDA	$52,749	$8,457	$(28,864)	$(430)	31,912
Depreciation and amortization					15,352
Interest expense, net					14,851
Income before income taxes					$1,709

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Segment Reporting (continued)

	Three Months Ended October 1, 2016
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$184,292	$25,134	$37,977	$(765)	$246,638
Segment services and plans revenues	40,331	12,220	4,408	(2,381)	54,578
Total net revenue	224,623	37,354	42,385	(3,146)	301,216
Cost of products	54,157	11,749	33,240	(50)	99,096
Cost of services and plans	32,816	2,933	3,819	—	39,568
Total costs applicable to revenue	86,973	14,682	37,059	(50)	138,664
SG&A	91,000	12,984	30,473	—	134,457
Other expense, net	—	—	563	—	563
EBITDA	$46,650	$9,688	$(25,710)	$(3,096)	27,532
Depreciation and amortization					13,217
Interest expense, net					9,728
Income before income taxes					$4,587

	Nine Months Ended September 30, 2017
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$649,526	$78,828	$134,371	$4,467	$867,192
Segment services and plans revenues	146,415	37,840	11,274	(9,232)	186,297
Total net revenue	795,941	116,668	145,645	(4,765)	1,053,489
Cost of products	190,604	37,138	120,116	1,241	349,099
Cost of services and plans	113,902	11,909	9,663	—	135,474
Total costs applicable to revenue	304,506	49,047	129,779	1,241	484,573
SG&A	304,168	39,087	102,459	—	445,714
Asset impairment	—	—	1,000	—	1,000
Debt issuance costs	—	—	2,702	—	2,702
Litigation settlement	—	—	7,000	—	7,000
Other expense, net	—	—	744	—	744
EBITDA	$187,267	$28,534	$(98,039)	$(6,006)	111,756
Depreciation and amortization					44,404
Interest expense, net					40,965
Income before income taxes					$26,387

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Segment Reporting (continued)

	Nine Months Ended October 1, 2016
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$560,794	$79,099	$113,639	$3,255	$756,787
Segment services and plans revenues	122,455	37,749	13,483	(11,393)	162,294
Total net revenue	683,249	116,848	127,122	(8,138)	919,081
Cost of products	163,059	37,118	98,309	934	299,420
Cost of services and plans	94,831	8,723	11,479		115,033
Total costs applicable to revenue	257,890	45,841	109,788	934	414,453
SG&A	260,537	39,783	95,065	—	395,385
Asset impairment	—	—	52	—	52
Other expense, net	—	—	1,217	—	1,217
EBITDA	$164,822	$31,224	$(79,000)	$(9,072)	107,974
Depreciation and amortization					38,237
Interest expense, net					29,377
Income before income taxes					$40,360
10. Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding for the period and include the dilutive impact of potential new shares issuable upon exercise of stock options and vesting of restricted stock units. Potentially dilutive securities are excluded from the computation of diluted EPS if their effect is anti-dilutive. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations is as follows:

	Three Months Ended		Nine Months Ended
In thousands, except EPS data	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income	$1,546	$3,026	$17,120	$24,467
Weighted average shares outstanding for basic EPS	56,414	56,211	56,363	56,176
Effect of dilutive securities:
Stock options	2,045	959	1,918	638
Weighted average shares outstanding for diluted EPS	58,459	57,170	58,281	56,814
Basic EPS	$0.03	$0.05	$0.30	$0.44
Diluted EPS	$0.03	$0.05	$0.29	$0.43
Anti-dilutive options outstanding excluded from EPS	—	—	339	92

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

11. Accumulated Other Comprehensive Loss

Changes in the fair value of the Company’s cash flow hedge derivative instruments since inception are recorded in AOCL. The following table presents the change in AOCL during the three and nine months ended September 30, 2017 and October 1, 2016, respectively, net of tax:

In thousands	Three Months Ended September 30, 2017	Three Months Ended October 1, 2016	Nine Months Ended September 30, 2017	Nine Months Ended October 1, 2016
Cash flow hedging activity
Balance at beginning of period	$(14,605)	$(18,909)	$(14,556)	$(11,284)
Other comprehensive loss before reclassification	(228)	(401)	(2,424)	(8,026)
Amount reclassified from AOCL	1,610	—	3,757	—
Net current period other comprehensive income (loss), net of tax	1,382	(401)	1,333	(8,026)
Balance at end of period	$(13,223)	$(19,310)	$(13,223)	$(19,310)
Amounts reclassified from AOCL to earnings are included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income. See Note 3 - Fair Value Measurements of Financial Assets and Liabilities for a description of the Company’s use of cash flow hedging derivatives.
12. Subsequent Events
Initial Public Offering
The Company completed the IPO of its common stock in October 2017. See Note 1 - Description of Business and Basis of Presentation for disclosures related to the IPO and other related transactions.
Stock Split
Effective October 24, 2017, the Company effected a 1.96627-for-one reverse stock split of the Company’s common stock. See Note 1 - Description of Business and Basis of Presentation for disclosure related to the Company’s reverse stock split.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

12. Subsequent Events (continued)

2017 Omnibus Incentive Plan
In connection with the IPO, on October 23, 2017 the Company’s Board of Directors adopted, and its stockholders approved, the National Vision Holdings, Inc. 2017 Omnibus Incentive Plan (the “2017 Omnibus Incentive Plan”). The 2017 Omnibus Incentive Plan provides that the total number of shares of common stock that may be issued under the plan is 4,000,000. Under the plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, other equity-based awards and other cash-based awards to our employees, directors, officers, consultants and advisors. Additional information about the 2017 Omnibus Incentive Plan is included in the Prospectus, see “Management-Executive Compensation-Narrative to Summary Compensation Table and 2016 Grants of Plan-Based Awards-Equity Incentive Plans.”
October 2017 Issuances of Restricted Stock Units and Stock Options
Effective October 25, 2017, we granted stock options to purchase 92,443 shares of our common stock at $22.00 per share to an employee under the 2017 Omnibus Incentive Plan. The stock options will vest in three equal installments on the first, second and third anniversary of the grant date. Non-cash stock based compensation expense associated with the grant will be approximately $0.8 million expensed over three years.
Effective October 26, 2017, we granted an aggregate of 175,273 restricted stock units to certain employees under the 2017 Omnibus Incentive Plan, with 58,909 units vesting in two equal installments on the first and second anniversary of the grant date, and 116,364 units vesting in three equal installments on the first, second and third anniversary of the grant date. Non-cash stock based compensation expense associated with the grants will be approximately $1.3 million expensed over two years and $2.6 million expensed over three years.
Second Amended and Restated Certificate of Incorporation and Bylaws
The Company’s Second Amended and Restated Certificate of Incorporation became effective in connection with the completion of the IPO on October 30, 2017. The Charter, among other things, provides that the Company’s authorized capital stock consists of 200,000,000 shares of Common Stock, and 50,000,000 shares of preferred stock, par value $0.01 per share. The Company’s bylaws were also amended and restated as of October 30, 2017.
Revolving Credit Facility - Joinder and Amendment Agreement
On October 31, 2017, the credit agreement dated as of March 13, 2014, among Nautilus Acquisition Holdings, Inc., a wholly-owned subsidiary of the Company, NVI, as borrower, Goldman Sachs Bank USA, as administrative agent, collateral agent, swingline lender and letter of credit issuer, and the lenders from time to time party thereto and the other parties thereto (the “Credit Agreement”), was amended pursuant to a joinder and amendment agreement to (a) increase the size of the first lien revolving credit facility thereunder from $75.0 million to $100.0 million and (b) extend the maturity of such facility to October 15, 2022 (subject to customary springing maturity provisions to the extent the existing first lien term loans are not extended).
KCM, Goldman Sachs Bank USA and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as joint lead arrangers with respect to the joinder and amendment agreement and in aggregate received fees of $0.7 million, of which $0.3 million was received by KCM. KKR Credit, the global credit business of KKR, did not participate in the new first lien loans and currently has no interest in our outstanding loans.
First Lien Credit Agreement - Joinder and Amendment Agreement
On November 20, 2017, the Credit Agreement was amended pursuant to a joinder and amendment agreement to, among other things, (a) establish new first lien term loans in an aggregate principal amount of $570.0 million to refinance all of the first lien term loans outstanding immediately prior to the amendment, (b) extend the maturity of such term loans to November 20, 2024 and (c) reprice the rates applicable to such term loans by amending the definitions of ABR, Applicable Margin and LIBOR Rate (each, as defined in the Credit Agreement). Pursuant to the joinder and amendment agreement, the initial new Applicable Margins are (i) 2.75% for the new first lien term loans that are LIBOR Loans (as defined in the Credit Agreement), which is 25 basis points lower than the previous interest rate margin and (ii) 1.75% for the new first lien term loans that are ABR Loans (as defined in the Credit Agreement), which is 25 basis points lower than the previous interest rate margin. The joinder and amendment agreement further provides that the above Applicable Margins for the new term loans will be based on NVI’s public corporate credit rating from Moody’s as follows: (i) if NVI’s rating is lower than Ba3 (stable), the Applicable Margin will be 2.75% for LIBOR Loans and 1.75% for ABR Loans and (ii) if NVI’s rating is Ba3 (stable) or better, the Applicable Margin will step down to 2.50% for LIBOR Loans and 1.5% for ABR Loans, as specified in the joinder and amendment agreement.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

12. Subsequent Events (continued)

KCM, Goldman Sachs Bank USA and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as joint lead arrangers with respect to the joinder and amendment agreement and in aggregate received fees of $0.7 million, of which $0.3 million was received by KCM. KKR Credit, the global credit business of KKR, did not participate in the new first lien loans and currently has no interest in our outstanding loans.
1-800 Contacts Matter
On November 8, 2017, the court in the 1-800 Contacts Matter entered an order preliminarily approving the settlement agreement, subject to a settlement hearing. Pursuant to this order, the Company deposited 50% of the settlement amount, or $3.5 million, into an escrow account, to be distributed subject to and in accordance the terms of the settlement agreement and any further order of the court. See Note 8 - Commitments and Contingencies for additional details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Prospectus. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of the Prospectus as such risk factors may be updated from time to time in our periodic filings with the SEC.  Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Form 10-Q.
Overview
We are one of the largest and fastest growing optical retailers in the United States and a leader in the attractive value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best, no matter what their budget. Our mission is to make quality eye care and eyewear affordable and accessible to all Americans. We achieve this by providing eye exams, eyeglasses and contact lenses to cost-conscious and low-income consumers. We deliver exceptional value and convenience to our customers, with an opening price point that strives to be among the lowest in the industry, enabled by our low-cost operating platform. We reach our customers through a diverse portfolio of 996 retail stores across five brands and 19 consumer websites as of September 30, 2017.
Our operations consist of two reportable segments:

•
Owned & host – As of September 30, 2017, our owned brands consisted of 577 America’s Best Contacts and Eyeglasses (“America’s Best”) retail stores and 107 Eyeglass World retail stores. In America’s Best stores, vision care services are provided by optometrists employed by us or by independent professional corporations. America’s Best stores are primarily located in high-traffic strip centers next to similar nationally-known discount retailers. Eyeglass World locations primarily feature independent optometrists who perform eye exams and on-site optical laboratories that enable stores to quickly fulfill many customer orders and make repairs on site. Eyeglass World stores are primarily located in freestanding or in-suite locations near high-foot-traffic shopping centers. Our two host brands consisted of 56 Vista Optical locations on military bases and 29 Vista Optical locations within Fred Meyer stores as of September 30, 2017. We have strong, long-standing relationships with our host partners and have maintained each partnership for over 18 years. Both host brands compete within the value segment of the U.S. optical retail industry. These brands provide eye exams principally by independent optometrists in nearly all locations. All brands utilize our centralized laboratories. This segment also includes sales from our four store websites, three of which are omni-channel.

•
Legacy - We managed the operations of, and supplied inventory and laboratory processing services to, 227 Vision Centers in Walmart retail locations as of September 30, 2017. Under our management & services agreement, our responsibilities include ordering and maintaining merchandise inventory, arranging the provision of optometry services, providing managers and staff at each location, training personnel, providing sales receipts to customers, maintaining necessary insurance, obtaining and holding required licenses, permits and accreditations, owning and maintaining store furniture, fixtures and equipment, and developing annual operating budgets and reporting. We earn management fees as a result of providing such services and we record revenue related to sales of products and product protection plans on a net basis. Our management & services agreement also allows our legacy partner to collect penalties if the Vision Centers do not generate a requisite amount of revenues. We also sell to our legacy partner merchandise that is stocked in retail locations we manage pursuant to a separate supplier agreement, and provide to our legacy partner centralized laboratory services for the finished eyeglasses for our legacy partner’s customers in stores that we manage. We lease space from Walmart within or adjacent to each of the locations we manage and use this space for the provision of optometric examination services. During the nine months ended September 30, 2017, sales to our legacy partner represented 11.1% of consolidated net revenue. This exposes us to concentration of customer risk. Our agreements with our legacy partner expire on August 23, 2020, and will automatically renew for a three-year period unless a party elects not to renew.

Our consolidated results also include other non-reportable segment activity recorded in our corporate/other category, and includes:

•
Our e-commerce platform of 14 dedicated websites managed by our wholly-owned subsidiary, Arlington Contact Lens Service, Inc. (“AC Lens”). Our e-commerce business consists of seven proprietary branded websites, including aclens.com and discountcontactlenses.com, and eight third-party websites with established retailers, such as Walmart, Sam’s Club and Giant Eagle, and mid-sized vision insurance providers. AC Lens handles site management, customer relationship management and order fulfillment and also sells a wide variety of contact lenses, eyeglasses and eye care accessories.

•
AC Lens also distributes contact lenses to Walmart and Sam’s Club under fee for service arrangements. We record revenue for these activities and we incur costs at a higher percentage of sales than other product categories, given the wholesale nature of the business.

•
Managed care business conducted by FirstSight Vision Services, Inc. (“FirstSight”), our wholly-owned subsidiary that is licensed as a single-service health plan under California law, which arranges for the provision of optometric services at the optometric offices next to Eyeglass World, Walmart and Sam’s Club stores throughout California, and also issues individual vision care benefit plans in connection with our America’s Best operations in California.

•
Unallocated corporate overhead expenses, which are a component of selling, general and administrative expenses and are comprised of various home office general and administrative expenses such as payroll expenses, occupancy costs, and consulting and professional fees. Corporate overhead expenses also include field supervision for stores included in our owned & host and legacy segments.

Reportable segment information is presented on the same basis as our consolidated financial statements, except for owned & host reportable segment revenue, which is presented on a cash basis, excluding the effects of unearned and deferred revenue, consistent with what our chief operating decision maker, (“CODM”) regularly reviews. Reconciliations of segment results to consolidated results include financial information necessary to adjust reportable segment revenues to a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”), specifically the change in unearned and deferred revenues during the period. There are no revenue transactions between reportable segments, and there are no other items in the reconciliations other than deferred and unearned revenue items previously described.
Deferred revenue represents cash basis sales of product protection plans and club memberships, and is the timing difference of when we collect the cash from the customer and performance of the service to the customer. The increases or decreases in deferred revenue represent cash collections in the reporting period in excess of or below the recognition of previous deferrals and are presented in the reconciliation column in Note 9 - Segment Reporting to adjust segment revenues on a cash basis to revenues as presented in our condensed consolidated financial statements.
Due to the application of purchase accounting in connection with the acquisition (the “KKR Acquisition”) of the Company by affiliates of KKR in March 2014, our deferred revenue was adjusted to fair value, resulting in a reduction of the carrying value of deferred revenue of approximately $25.5 million on the date of the KKR Acquisition. The adjustment reduced the subsequent recognition of previously deferred revenues, including $3.0 million in fiscal year 2016. This reduction in recognition of previous deferrals drove higher increases in deferred revenue balances in the respective periods.
Unearned revenue represents cash basis sales of prescription eyewear only for approximately the last week of the reporting period and is the timing difference of when we collect the cash from the customer and the delivery/customer acceptance of the product.

Trends and Other Factors Affecting Our Business
Various trends and other factors affect or have affected our operating results, including:
New Store Openings
We expect that new stores will be a key driver of growth in our net revenue and operating profit in the future. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings. As stores mature, profitability typically increases significantly. The performance of new stores may vary depending on various factors such as the store opening date, the time of year of a particular opening, the amount of store opening costs, the amount of store occupancy costs and the location of the new store, including whether it is located in a new or existing market. For example, we typically incur higher than normal employee costs at the time of a new store opening associated with set-up and other opening costs. The multi-year maturation process of our stores is influenced by customer purchasing behavior in our industry, with consumers getting eye exams every 20 months on average and with a substantial majority of our customers being repeat buyers. Our planned store expansion will place increased demands on our operational, managerial, administrative and other resources. Managing our growth effectively will require us to continue to enhance our store management systems, financial and management controls and information systems. We will also be required to hire, train and retain store management and store personnel, which, together with increased marketing costs, affects our operating margins.
Comparable Store Sales Growth
Comparable store sales growth is a key driver of our business. Various factors affect comparable store sales, including:

•	consumer preferences, buying trends and overall economic trends;

•	the recurring nature of eye care purchases;

•	our ability to identify and respond effectively to customer preferences and trends;

•	our ability to provide an assortment of high quality/low cost product offerings that generate new and repeat visits to our stores;

•	the customer experience we provide in our stores;

•	the availability of vision care professionals;

•	our ability to source and receive products accurately and timely;

•	changes in product pricing, including promotional activities;

•	the number of items purchased per store visit; and

•	the number of stores that have been in operation for more than 12 months.
A new store is included in the comparable store sales calculation during the thirteenth full fiscal month following the store’s opening. Closed stores are removed from the calculation for time periods that are not comparable. In the past, we have closed our stores as a result of poor store performance, lease expiration or non-renewal and/or the terms of our arrangements with our host and legacy partners.
Managed Care and Insurance
Managed care has become increasingly important to the optical retail industry. Managed care means vision care programs and associated benefits (i) sponsored by employers or other groups, (ii) provided by insurers and managed care entities, such as health maintenance organizations to individuals, and (iii) delivered, typically on a fee-for-service or capitated basis, by health care providers, such as ophthalmologists, optometrists and opticians. We have relationships with almost all vision care insurers in the United States and with all of the major carriers.
Vision Care Professional Recruitment and Coverage
Our ability to operate our stores is largely dependent upon our ability to attract and retain qualified vision care professionals, and to maintain our relationships with independent optometrists and professional corporations owned by eye care practitioners that provide vision care services in our stores.
Overall Economic Trends
Macroeconomic factors that may affect customer spending patterns, and thereby our results of operations, include employment rates, business conditions, changes in the housing market, the availability of credit, interest rates, tax rates and fuel and energy costs. However, eye care purchases are predominantly a medical necessity and are considered non-discretionary in nature. Therefore, the overall economic environment and related changes in consumer behavior have less of an impact on our business than for retailers in other industries. We also benefit from our low prices during periods of economic downturn and uncertainty.

Consumer Preferences and Demand
Our ability to maintain our appeal to existing customers and attract new customers depends on our ability to originate, develop and offer a compelling product assortment responsive to customer preferences and design trends. We estimate that optical consumers typically replace their eyeglasses every two to three years, while contact lens customers typically order new lenses every six to twelve months, reflecting the predictability of these recurring purchase behaviors.
Infrastructure Investment
Our historical results of operations reflect the impact of our ongoing investments in infrastructure to support our growth. We have made significant investments in information technology systems, supply chain systems and marketing. These investments include significant additions to our personnel, including experienced industry executives, and management and merchandising teams to support our long-term growth objectives. We intend to continue making targeted investments in our infrastructure as necessary to support our growth.
Pricing Strategy
We are committed to providing our products to our customers at low prices. We generally employ a simple low price/high value strategy that consistently delivers savings to our customers without the need for extensive promotions.
Our Ability to Source and Distribute Products Effectively
Our revenue and operating income are affected by our ability to purchase our products in sufficient quantities at competitive prices. While we believe our vendors have adequate capacity to meet our current and anticipated demand, our level of revenue could be adversely affected in the event we face constraints in our supply chain, including the inability of our vendors to produce sufficient quantities of merchandise in a manner that is able to match market demand from our customers, leading to lost revenue. We rely on a limited number of vendors to supply the majority of our eyeglass frames, eyeglass lenses and contact lenses, and are thus exposed to concentration of supplier risk. In particular, we have agreed to exclusively purchase almost all of our spectacle lenses from one supplier.
Inflation
Our financial results can be expected to be directly impacted by substantial increases in product costs due to materials cost increases or general inflation which could lead to greater profitability pressure as costs may not be able to be passed on to consumers. To date, changes in materials prices and general inflation have not materially impacted our business.
Interim Results and Seasonality
Historically, our business has realized a higher portion of net revenue, operating income, and cash flows from operations in the first fiscal quarter, and a lower portion of net revenue, operating income, and cash flows from operations in the fourth fiscal quarter. The seasonally larger first quarter is attributable primarily to the timing of our customers’ income tax refunds and annual health insurance program start/reset periods. Because our target market consists of cost-conscious and low-income consumers, a delay in the issuance of tax refunds can have a negative impact on our financial results. Consumers could also alter how they utilize tax refund proceeds. With respect to our fourth quarter results, compared to other retailers, our products and services are less likely to be included in consumer’s holiday spending budgets, therefore reducing spending on personal vision correction during the weeks preceding December 25 of each year. Additionally, although the period between December 25 and the end of our fiscal year is typically a high-volume period, the net revenue associated with substantially all orders of prescription eyeglasses during that period is deferred until January due to our policy of recognizing revenue only after the product has been accepted by the customer, further contributing to higher first quarter results. In addition to reduced revenues in the fourth quarter compared to the other quarters, our fourth quarter operating income may include annual impairment charges, and to a lesser extent, higher depreciation of property and equipment due to timing of placing property and equipment in service, which further reduces operating income relative to other quarters. Our quarterly results may also be affected by the timing of new store openings and store closings, the amount of sales contributed by new and existing stores, as well as the timing of certain holidays. As a result of these factors, our working capital requirements and demands on our product distribution and delivery network may fluctuate during the year.
Competition
The U.S. optical retail industry is highly competitive. Competition is generally based upon brand name recognition, price, selection, service, product quality and convenience. We operate within the value segment of the U.S. optical retail industry, which emphasizes price and value. This segment is fragmented. We compete with mass merchants, specialty retail chains and independent eye practitioners and opticians. In the broader optical retail industry, we also compete with large national retailers such as, in alphabetical order, LensCrafters, Pearle Vision and Visionworks. This competition takes place both in physical retail locations and online.

Consolidation in the Industry
Recently announced mergers of large, global competitors will create organizations that are involved in virtually every sector of the optical industry, from retail and wholesale to frames, spectacle lenses, and managed vision care. These companies will benefit from purchasing advantages and by leveraging management capabilities across a larger revenue base. Recent trends indicate that national and regional optical retail chains are gaining market share from independent vision care providers, benefiting from economies of scale unavailable to smaller competitors. Other trends include the formation of buying groups and similar forms of practice affiliations.
How We Assess the Performance of our Business
We consider a variety of financial and operating measures in assessing the performance of our business. The key measures we use to determine how our business is performing are net revenue, costs applicable to revenue, and selling, general, and administrative expenses. In addition, we also review other important metrics such as store growth, adjusted comparable store sales growth and Adjusted EBITDA.
Net Revenue
We report as net revenue amounts generated in transactions with customers who are the end users of our products, services, and plans. Net product sales include sales of prescription and non-prescription eyewear, contact lenses, and related accessories to retail customers and sales of inventory in which our customer is another retail entity. Net sales of services and plans include sales of eye exams, discount clubs memberships, product protection plans (i.e. warranties), and HMO memberships. Net sales of services and plans also includes fees we earn for managing certain Vision Centers located in Walmart stores, for laboratory services to Walmart, and fulfillment fees earned by AC Lens.
Costs Applicable to Revenue
Costs applicable to revenue include both costs of net product sales and costs of net sales of services and plans. Costs of net product sales include (i) costs to procure non-prescription eyewear, contact lenses, and accessories, which we purchase and sell in finished form, (ii) costs to manufacture finished prescription eyeglasses, including direct materials, labor, and overhead, and (iii) remake costs, warehousing and distribution expenses, and internal transfer costs. Costs of services and plans include costs associated with warranty programs, eye care and discount club memberships, HMO membership fees, eye care practitioner and exam technician payroll, taxes and benefits and optometric and other service costs. Customer tastes and preferences, product mix, changes in technology, significant increases or slowdowns in production, and other factors impact costs applicable to revenue. The components of our costs applicable to revenue may not be comparable to other retailers.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses, or SG&A, include store associate (including optician) payroll, taxes and benefits, store occupancy, advertising and promotion, field supervision, corporate support and other costs associated with the provision of vision care services. Non-capital expenditures associated with opening new stores, including rent, store remodels, marketing expenses, travel and relocation costs, and training costs, are recorded in SG&A as incurred. SG&A generally fluctuates consistently with revenue due to the variable store field office and corporate support costs; however, some fixed costs slightly improve as a percentage of net revenue as our net revenues grow over time. We expect slight decreases in SG&A as a percentage of net revenue given our ongoing focus on cost containment.
New Store Openings
The total number of new stores per year and the timing of store openings has, and will continue to have, an impact on our results as described above in “—Trends and Other Factors Affecting Our Business.”
Adjusted Comparable Store Sales Growth
We measure adjusted comparable store sales growth as the increase or decrease in sales recorded by the comparable store base in any reporting period, compared to sales recorded by the comparable store base in the prior reporting period, which we calculate as follows: (i) sales are recorded on a cash basis (i.e. when the order is placed and paid for, compared to when the order is delivered), utilizing cash basis point of sale information from stores; (ii) stores are added to the calculation in their 13th full month; (iii) closed stores are removed from the calculation for time periods that are not comparable; (iv) sales from partial months of operation are ignored when stores do not open or close on the first day of the month; and (v) when applicable, we adjust for the effect of the 53rd week. Quarterly, year-to-date and annual adjusted comparable store sales are aggregated using only sales from all whole months of operation included in both the current reporting period and the prior reporting period. When a partial month is excluded from the calculation, the corresponding month in the subsequent period is also excluded from the calculation. There may be variations in the way in which some of our competitors and other retailers calculate comparable store sales. As a result, our adjusted comparable store sales may not be comparable to similar data made available by other retailers.

Adjusted comparable store sales growth is a non-GAAP financial measure, which we believe is useful because it provides timely and accurate information relating to the two core metrics of retail sales: number of transactions and value of transactions. We use adjusted comparable store sales growth as the basis for key operating decisions, such as allocation of advertising to particular markets and implementation of special marketing programs. Accordingly, we believe that adjusted comparable store sales growth provides timely and accurate information relating to the operational health and overall performance of each brand. We also believe that, for the same reasons, investors find our calculation of adjusted comparable stores sales growth to be meaningful.
Adjusted EBITDA
We define Adjusted EBITDA as net income, plus interest expense, income tax provision (benefit) and depreciation and amortization, as further adjusted to exclude stock compensation expense, costs associated with debt refinancing, asset impairment, non-cash inventory write-offs, purchase accounting inventory adjustment, acquisition-related expenses, management fees, new store pre-opening expenses, non-cash rent, litigation settlement and other expenses. Adjusted EBITDA is a key metric used by management to assess our financial performance. Adjusted EBITDA is also frequently used by analysts, investors and other interested parties. We use Adjusted EBITDA to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation and to compare our performance against that of other peer companies using similar measures.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net revenue.

($ in thousands, except percentage and store data)	Three Months Ended September 30, 2017	Three Months Ended October 1, 2016	Nine Months Ended September 30, 2017	Nine Months Ended October 1, 2016
Revenue:
Net product sales	$283,648	$246,638	$867,192	$756,787
Net sales of services and plans	62,441	54,578	186,297	162,294
Total net revenue	346,089	301,216	1,053,489	919,081
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	115,752	99,096	349,099	299,420
Services and plans	46,606	39,568	135,474	115,033
Total costs applicable to revenue	162,358	138,664	484,573	414,453
Operating expenses:
Selling, general and administrative expenses	151,251	134,457	445,714	395,385
Depreciation and amortization	15,352	13,217	44,404	38,237
Asset impairment	—	—	1,000	52
Litigation settlement	—	—	7,000	—
Other expense, net	568	563	744	1,217
Total operating expenses	167,171	148,237	498,862	434,891
Income from operations	16,560	14,315	70,054	69,737
Interest expense, net	14,851	9,728	40,965	29,377
Debt issuance costs	—	—	2,702	—
Earnings before income taxes	1,709	4,587	26,387	40,360
Income tax provision	163	1,561	9,267	15,893
Net income	$1,546	$3,026	$17,120	$24,467

Operating data:
Number of stores open at end of period	996	932	996	932
New stores opened	19	27	59	74
Adjusted EBITDA	$36,161	$30,738	$134,686	$116,803
Total costs applicable to revenue (exclusive of depreciation and amortization)	46.9%	46.0%	46.0%	45.1%
Selling, general, and administrative expenses	43.7%	44.6%	42.3%	43.0%
Income from operations	4.8%	4.8%	6.6%	7.6%
Net income	0.4%	1.0%	1.6%	2.7%
Adjusted EBITDA	10.4%	10.2%	12.8%	12.7%

Three Months Ended September 30, 2017 compared to Three Months Ended October 1, 2016
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for the three months ended September 30, 2017 compared to the three months ended October 1, 2016.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue
($ in thousands, except percentage and store data)	Three Months Ended September 30, 2017	Three Months Ended October 1, 2016	September 30, 2017	October 1, 2016	Three Months Ended September 30, 2017	Three Months Ended October 1, 2016
Owned & host segment
America’s Best	10.2%	5.5%	577	520	$212,329	$179,687
Eyeglass World	2.4%	5.1%	107	101	36,979	34,376
Military	(12.3)%	5.9%	56	55	6,268	6,977
Fred Meyer	(0.1)%	(2.7)%	29	29	3,578	3,583
Owned & host segment total			769	705	$259,154	$224,623
Legacy segment	1.3%	(3.1)%	227	227	37,367	37,354
Corporate/Other	—%	—%	—	—	49,531	42,385
Reconciliations	—%	—%	—	—	37	(3,146)
Total	8.3%	5.2%	996	932	$346,089	$301,216
Adjusted comparable store sales growth(2)	7.0%	3.7%

(1)
We calculate total comparable store sales based on consolidated net revenue excluding the impact of (i) Corporate/Other segment net revenue, (ii) sales from stores opened less than 12 months, (iii) stores closed in the periods presented, (iv) sales from partial months of operation when stores do not open or close on the first day of the month and (v) if applicable, the impact of a 53rd week in a fiscal year.

(2)
There are two differences between total comparable store sales growth based on consolidated net revenue and adjusted comparable store sales growth: (i) adjusted comparable store sales growth includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in a decrease of 1.3% and 1.0% from total comparable store sales growth based on consolidated net revenue for the three months ended September 30, 2017 and October 1, 2016, respectively, and (ii) adjusted comparable store sales growth includes retail sales to the legacy partner’s customers (rather than the revenues recognized consistent with the management & services agreement), resulting in a decrease of 0.0% and 0.5% from total comparable store sales growth based on consolidated net revenue for the three months ended September 30, 2017 and October 1, 2016, respectively.

Total net revenue of $346.1 million for the three months ended September 30, 2017 increased $44.9 million, or 14.9%, from $301.2 million for the three months ended October 1, 2016. This increase was driven approximately 50% by comparable store sales growth, approximately 40% by new stores and approximately 10% by order volume in our AC Lens business within the Corporate/Other segment.
Comparable store sales growth was 8.3% for the three months ended September 30, 2017. Adjusted comparable store sales growth was 7.0% for the three months ended September 30, 2017. Comparable store sales growth and adjusted comparable store sales growth were driven by increases in customer transactions. We believe the increase in net revenue and customer transactions was due to execution of our key strategies, including advertising and expansion of our participation in managed care programs. New stores also contributed to net revenue growth. In the three months ended September 30, 2017, we opened 19 new stores, including 18 new America’s Best stores and one new Eyeglass World store. Additionally, we closed two Eyeglass World stores and one Vista Optical location on a military base in the three months ended September 30, 2017. Overall, store count grew 6.9% from October 1, 2016 to September 30, 2017 (net of four America’s Best store closures, two Eyeglass World store closures and one Vista Optical location on a military base closure in the 12 months ended September 30, 2017).
Net product sales increased $37.0 million, or 15.0%, in the three months ended September 30, 2017 compared to the three months ended October 1, 2016, driven primarily by store maturation and store growth. From a product perspective, the increase was primarily driven by eyeglass sales and, to a lesser extent, contact lens sales and unit growth in our wholesale order fulfillment business. Net sales of services and plans increased $7.9 million, or 14.4%, primarily due to strong eye exam sales in our owned & host segment. The increase in eye exam sales was driven primarily by store growth and our expanding participation in managed care programs. To a lesser extent, warranty program sales and Eyecare Club membership sales, driven by increased sales in our America’s Best brand, also contributed to the increase.

In August and September of 2017, we temporarily closed certain stores in the Houston, Texas area and in Alabama, Florida and Georgia due to Hurricanes Harvey and Irma, respectively. We estimate that these storms affected 203 stores and had an adverse impact of between 1.5% and 1.7% on each of our comparable store sales growth and adjusted comparable store sales growth for the three months ended September 30, 2017. In addition, we estimate that these storms had an adverse impact of between $3.5 million and $4.1 million on our consolidated net revenue for the three months ended September 30, 2017. One store in the Houston area remains closed.
Net revenue and costs applicable to revenue in the three months ended September 30, 2017 were affected by operations changes in our legacy segment and Corporate/Other segment, with no impact on our consolidated financial results. As a result of changes in applicable California law, certain optometrists employed by FirstSight were transferred to a professional corporation that contracts directly with our legacy segment. This change led to an increase in legacy segment eye exam revenue and optometrist payroll costs of $1.2 million and $0.9 million, respectively, in the three months ended September 30, 2017. A corresponding decrease was recorded in our FirstSight subsidiary within the Corporate/Other segment. As of September 30, 2017, approximately half of the applicable optometrists have been transferred and we expect the remaining half to be transferred in the fourth quarter of fiscal year 2018.
As an additional result of these changes in California law, FirstSight ceased, effective October 1, 2017, the sale of vision managed care products in Walmart locations in California that are not operated by the Company. Its revenues in the fourth quarter of fiscal year 2017 will be accordingly reduced; we expect an immaterial impact on net income.
Owned & host segment net revenue. Net revenue for our owned & host segment increased $34.5 million, or 15.4%, due to comparable store sales growth and new store openings. Within our owned & host segment, net revenue from our Vista Optical locations on military bases declined $0.7 million, or 10.2%, as a result of lower customer transaction volume.
Legacy segment net revenue. Incremental eye exam sales of $1.2 million as a result of changes to our FirstSight operations required by changes in applicable California law discussed above, offset by a decline in customer transaction volume, led to flat net revenue in our legacy segment. The FirstSight operations changes resulted in a favorable impact of approximately 270 basis points in comparable store sales growth in the legacy segment.
Corporate/Other segment net revenue. Net revenue in the Corporate/Other segment increased $7.1 million, or 16.9%, driven by unit growth in our wholesale order fulfillment business, partially offset by a $1.2 million reduction in sales as a result of the FirstSight operations changes as discussed above.
Net revenue reconciliations. Reconciliations include increases in deferred revenue of $1.7 million and $2.4 million, and a decrease in unearned revenue of $1.7 million and an increase in unearned revenue of $0.8 million for the three months ended September 30, 2017 and October 1, 2016, respectively. The purchase accounting adjustment related to the KKR Acquisition described in “—Overview” above contributed to the increase in deferred revenue by $0.6 million for the three months ended October 1, 2016, resulting in larger increases in deferred revenue compared to corresponding periods. Absent the impact of the KKR Acquisition, deferred revenue is comparable to the prior year period due to slower growth in our warranty program sales and Eyecare Club membership sales than other product categories. The decrease in unearned revenue in the three months ended September 30, 2017 was driven by a shift back to one-day shipping to our retail locations during the quarter, changed from the two-day shipping adopted during the second quarter of 2017.
Costs applicable to revenue
Costs applicable to revenue of $162.4 million for the three months ended September 30, 2017 increased $23.7 million, or 17.1%, from $138.7 million for the three months ended October 1, 2016. As a percentage of net revenue, costs applicable to revenue increased from 46.0% for the three months ended October 1, 2016 to 46.9% for the three months ended September 30, 2017. The increase was primarily driven by higher optometrist costs and higher wholesale fulfillment mix.
Costs of products as a percentage of net product sales increased from 40.2% for the three months ended October 1, 2016 to 40.8% for the three months ended September 30, 2017, driven primarily by higher wholesale fulfillment mix. Our wholesale order fulfillment units, which have a higher cost as a percentage of sales than other product categories, increased.
Owned & host segment costs of products. In the owned & host segment, costs of products as a percentage of net product sales increased from 29.4% for the three months ended October 1, 2016 to 29.9% for the three months ended September 30, 2017. The increase was primarily driven by modest increases in contact lens costs.

Legacy segment costs of products. In the legacy segment, costs of products as a percentage of net product sales decreased from 46.7% for the three months ended October 1, 2016 to 46.6% for the three months ended September 30, 2017. The decrease was primarily driven by favorable eyeglass costs and the mix of our accessory sales, partially offset by increased other cost of sales and modest increases in contact lens costs. Accessory sales include products such as eyeglass cases, eyeglass cleaning kits and eyeglass cords.
Costs of services and plans as a percentage of net sales of services and plans increased from 72.5% for the three months ended October 1, 2016 to 74.6% for the three months ended September 30, 2017. The increase was primarily driven by higher optometrist costs and a lower mix of management fees from our legacy segment, partially offset by a higher mix of eye exam sales. Optometrist costs increased as a result of increased store coverage and overall wage pressure. Additionally, optometrists continued to be paid when certain stores were closed in the third quarter as a result of Hurricanes Harvey and Irma. The lower mix of management fees from our legacy segment was driven by a decline in customer transaction volume in the legacy segment described in “—Net revenue” above. Eye exam sales mix increased as a result of our growing managed care business.
Owned & host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans in the owned & host segment increased from 81.4% for the three months ended October 1, 2016 to 81.9% for the three months ended September 30, 2017. The increase was driven by a lower mix of Eyecare Club and warranty program sales and higher optometrist costs, partially offset by a higher mix of eye exam sales. The increased optometrist costs were primarily as a result of increased store coverage, overall wage pressure and the impact of Hurricanes Harvey and Irma discussed above. Eye exam sales mix increased as a result of our growing managed care business.
Legacy segment costs of services and plans. In the legacy segment, costs of services and plans as a percentage of net sales of services and plans increased from 24.0% for the three months ended October 1, 2016 to 35.6% for the three months ended September 30, 2017. The increase was primarily driven by a classification change in reporting for certain technicians beginning in 2017, and to a lessor extent higher optometrist costs and a lower mix of management fees, partially offset by a higher mix of eye exam sales. The higher optometrist costs were a result of increased store coverage, overall wage pressure and the impact of Hurricanes Harvey and Irma discussed above. The lower mix of management fees from our legacy segment was driven by a decline in customer transaction volume in the legacy segment described in “—Net revenue” above. The higher eye exam sales were driven by the FirstSight operations changes described in “—Net revenue” above.
Selling, general, and administrative expenses (“SG&A”)
SG&A of $151.3 million for the three months ended September 30, 2017 increased $16.8 million, or 12.5%, compared to $134.5 million for the three months ended October 1, 2016. As a percentage of net revenue, SG&A decreased from 44.6% for the three months ended October 1, 2016 to 43.7% for the three months ended September 30, 2017. The decrease as a percentage of net revenue was primarily driven by timing of advertising. Our fiscal year 2017 planned advertising expense as a percentage of net revenue is in line with fiscal year 2016 results. However, the fiscal year 2017 spend was weighted lower in the third quarter. The weighting shift is a result of our launch of national advertising in the first quarter of fiscal year 2017, as well as adjustments to our advertising placement approach.
Owned & host segment SG&A. In the owned & host segment, SG&A as a percentage of net revenue was 40.1% for the three months ended September 30, 2017 compared to 40.5% for the three months ended October 1, 2016, driven primarily by advertising timing and reduced spend, as described above. To a lesser extent, occupancy costs also contributed to the decrease. In fiscal year 2017, we began signing an increased number of leases with longer terms which were designated as capital leases (as opposed to operating leases) and, as a result, our occupancy expense as a percentage of net revenue decreased accordingly compared to the comparable prior year period. Partially offsetting the lower advertising and occupancy costs, store payroll, as a percentage of net revenue, increased. The increase in store payroll as a percentage of net revenue was driven by lower than anticipated store transactions, and ultimately net revenue, as a result of Hurricanes Harvey and Irma. Additionally, we continued to pay our store associates while our stores were closed due to the hurricanes.
Legacy segment SG&A. In the legacy segment, SG&A as a percentage of net revenue decreased from 34.8% for the three months ended October 1, 2016 to 34.5% for the three months ended September 30, 2017, driven primarily by the impact of the technician classification reporting change previously described in “—Costs applicable to revenue” partially offset by higher write-offs associated with increased managed care activity.

Depreciation and amortization
Depreciation and amortization expense of $15.4 million for the three months ended September 30, 2017 increased $2.1 million, or 16.2%, from $13.2 million for the three months ended October 1, 2016, primarily driven by new store openings and other ongoing growth capital projects. Our property and equipment, net balance increased $9.3 million, or 5.5%, during the three months ended September 30, 2017, reflective of $22.3 million in purchases of property and equipment less $13.0 million in depreciation expense. New assets are out-pacing retirements by a significant margin and, therefore, we expect continued increases in depreciation expense for the foreseeable future as we continue to execute our growth strategy.
Interest expense, net
Interest expense, net, of $14.9 million for the three months ended September 30, 2017 increased $5.1 million, or 52.7%, from $9.7 million for the three months ended October 1, 2016. On February 2, 2017, we declared a recapitalization dividend to our stockholders. The dividend was funded with $175.0 million of incremental term loans under our first lien credit agreement. The borrowing rate was consistent with the initial term loans under the first lien credit agreement. Interest expense, net, increased $1.9 million resulting from the additional principal outstanding under the first lien credit agreement during the three months ended September 30, 2017. Additionally, we accrued $2.6 million in additional interest expense during the three months ended September 30, 2017 related to interest payments due to counterparties associated with our derivative cash flow hedges.
Income tax provision
Our effective income tax rate (“ETR”) was 9.5% during the three months ended September 30, 2017 compared to 34.1% during the three months ended October 1, 2016. The 9.5% rate in the three months ended September 30, 2017 resulted from a change to our expected annual ETR (before discrete items) of 39.5%, with the cumulative results of that change recorded in the three months ended September 30, 2017. Similarly, for the three months ended October 1, 2016, we recorded the cumulative effects of a change to our annual expected annual ETR.
Nine Months Ended September 30, 2017 compared to Nine Months Ended October 1, 2016
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue
($ in thousands, except percentage and store data)	Nine Months Ended September 30, 2017	Nine Months Ended October 1, 2016	September 30, 2017	October 1, 2016	Nine Months Ended September 30, 2017	Nine Months Ended October 1, 2016
Owned & host segment
America’s Best	9.6%	9.2%	577	520	$651,167	$548,196
Eyeglass World	5.0%	3.8%	107	101	114,632	103,314
Military	(8.9)%	4.8%	56	55	19,357	20,696
Fred Meyer	(2.3)%	(1.4)%	29	29	10,785	11,043
Owned & host segment total			769	705	$795,941	$683,249
Legacy segment	(0.3)%	(2.7)%	227	227	116,668	116,848
Corporate/Other	—%	—%	—	—	145,645	127,122
Reconciliations	—%	—%	—	—	(4,765)	(8,138)
Total	7.4%	6.9%	996	932	$1,053,489	$919,081
Adjusted comparable store sales growth(2)	6.7%	5.9%

(1)
We calculate total comparable store sales based on consolidated net revenue excluding the impact of (i) Corporate/Other segment net revenue, (ii) sales from stores opened less than 12 months, (iii) stores closed in the periods presented, (iv) sales from partial months of operation when stores do not open or close on the first day of the month and (v) if applicable, the impact of a 53rd week in a fiscal year.

(2)
There are two differences between total comparable store sales growth based on consolidated net revenue and adjusted comparable store sales growth: (i) adjusted comparable store sales growth includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in a decrease of 0.5% and 0.5% from total comparable store sales growth based on consolidated net revenue for the nine months ended September 30, 2017 and October 1, 2016, respectively, and (ii) adjusted comparable store sales growth includes retail sales to the legacy partner’s customers (rather than the revenues recognized consistent with the management & services agreement), resulting in a decrease of 0.2% and 0.5% from total comparable store sales growth based on consolidated net revenue for the nine months ended September 30, 2017 and October 1, 2016, respectively.

Total net revenue of $1,053.5 million for the nine months ended September 30, 2017 increased $134.4 million, or 14.6%, from $919.1 million for the nine months ended October 1, 2016. This increase was driven approximately 45% by new stores, approximately 40% by comparable store sales growth and approximately 15% by order volume in our AC Lens business within the Corporate/Other segment.
In the nine months ended September 30, 2017, we opened 59 new stores, including 51 new America’s Best stores, seven new Eyeglass World stores and one new Vista Optical location on a military base. Additionally, we closed three America’s Best stores, two Eyeglass World stores and one Vista Optical location on a military base. Overall, store count grew 6.9% from October 1, 2016 to September 30, 2017 (net of four America’s Best store closures, two Eyeglass World store closures and one Vista Optical location on a military base closure in the 12 months ended September 30, 2017). Comparable store sales growth was 7.4% for the nine months ended September 30, 2017. Adjusted comparable store sales growth was 6.7% for the nine months ended September 30, 2017. Comparable store sales growth and adjusted comparable store sales growth were driven by increases in customer transactions. We believe the increase in net revenue and customer transactions was due to execution of our key strategies, including advertising and expansion of our participation in managed care programs.
Net product sales increased $110.4 million, or 14.6%, in the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016, driven primarily by strong eyeglass sales. To a lesser extent, unit growth in our wholesale order fulfillment business and contact lenses also contributed to the increase. Net sales of services and plans increased $24.0 million, or 14.8%, driven primarily by strong eye exam sales in our owned & host segment. The eye exam increase was driven primarily by our expanding participation in managed care programs. To a lesser extent, warranty program sales and Eyecare Club membership sales, driven by increased sales in our America’s Best brand, also contributed to the increase.
We believe that our first quarter of fiscal year 2017 was negatively impacted by the Earned Income Tax Credit processing rules implemented by the federal government in 2017 which caused a two- to three-week delay in many federal tax refunds in the first quarter. This delay caused our store transactions, and ultimately net revenue, to fall short of planned levels in the first quarter. A weaker than expected first quarter was partially offset by strong performance in our comparable store sales growth and overall customer transactions in the second quarter of fiscal year 2017. Additionally, in the third quarter of fiscal year 2017, we temporarily closed certain stores in the Houston, Texas area and in Alabama, Florida and Georgia due to Hurricanes Harvey and Irma, respectively. We estimate that these storms affected 203 stores and had an adverse impact of between 0.4% and 0.5% on each of our comparable store sales growth and adjusted comparable store sales growth for the nine months ended September 30, 2017. In addition, we estimate that the storms had an adverse impact of between $3.5 million and $4.1 million on our consolidated net revenue for the nine months ended September 30, 2017. One store in the Houston area remains closed.
Net revenue and costs applicable to revenue in the nine months ended September 30, 2017 were affected by operations changes in our legacy segment and Corporate/Other segment, with no impact on our consolidated financial results. As a result of changes in California law, certain optometrists employed by FirstSight were transferred to a professional corporation that contracts directly with our legacy segment. This change led to an increase in legacy segment eye exam revenue and optometrist payroll costs of $1.6 million and $1.2 million, respectively, in the nine months ended September 30, 2017. A corresponding decrease was recorded in our FirstSight subsidiary within the Corporate/Other segment. As of September 30, 2017, approximately half of the applicable optometrists have been transferred and we expect the remaining half to be transferred in the fourth quarter of fiscal year 2018.
As an additional result of these changes in California law, FirstSight ceased, effective October 1, 2017, the sale of vision managed care products in Walmart locations in California that are not operated by the Company. Its revenues in the fourth quarter of fiscal year 2017 will be accordingly reduced; we expect an immaterial impact on net income.
Owned & host segment net revenue. Net revenue for our owned & host segment increased $112.7 million, or 16.5%, due to new store openings and comparable store sales growth. Within our owned & host segment, net revenue from our Vista Optical locations on military bases declined $1.3 million, or 6.5%, and net revenue from our Vista Optical locations in Fred Meyer stores declined $0.3 million, or 2.3%. The declines were a result of lower customer transaction volume.

Legacy segment net revenue. Customer transaction volume drove the $0.2 million, or 0.2%, decline in our legacy segment, partially offset by $1.6 million in incremental eye exam sales as a result of changes to our FirstSight operations required by changes in applicable California law discussed above. The FirstSight operations changes resulted in a favorable impact of approximately 110 basis points in comparable store sales growth in the legacy segment.
Corporate/Other segment net revenue. Net revenue in the Corporate/Other segment increased $18.5 million, or 14.6%, driven by unit growth in our wholesale order fulfillment business, partially offset by a $1.6 million reduction in sales as a result of the FirstSight operations changes discussed above.
Net revenue reconciliations. Reconciliations include increases in deferred revenue of $9.2 million and $11.4 million, and decreases in unearned revenue of $4.5 million and $3.3 million for the nine months ended September 30, 2017 and October 1, 2016, respectively. The purchase accounting adjustment related to the KKR Acquisition described in “—Overview” above contributed to the increases in deferred revenue by $0.2 million and $2.6 million for the nine months ended September 30, 2017 and October 1, 2016, respectively, resulting in larger increases in deferred revenue compared to corresponding periods. Absent the impact of the KKR Acquisition, deferred revenue is comparable to the prior year period due to slower growth in our warranty program sales and Eyecare Club membership sales than other product categories. The decrease in unearned revenue was primarily the result of seasonal influences on cash basis sales of prescription eyewear in our stores the last few days of the respective month ending each quarter. We have consistently observed that cash basis sales of prescription eyewear that must be deferred to the next fiscal period is higher the last week of December compared to the following September month-end, resulting in a decrease in unearned revenue between year-end and the third fiscal quarter end of the next fiscal year.
Costs applicable to revenue
Costs applicable to revenue of $484.6 million for the nine months ended September 30, 2017 increased $70.1 million, or 16.9%, from $414.5 million for the nine months ended October 1, 2016. As a percentage of net revenue, costs applicable to revenue increased from 45.1% for the nine months ended October 1, 2016 to 46.0% for the nine months ended September 30, 2017. The increase was primarily driven by higher wholesale fulfillment mix and higher optometrist costs.
Costs of products as a percentage of net product sales increased from 39.6% for the nine months ended October 1, 2016 to 40.3% for the nine months ended September 30, 2017, driven by wholesale fulfillment mix and a $2.3 million inventory write-off related to a slow-moving contact lens product which had expired or would expire prior to possible sale, partially offset by lower mix of contact lens sales. Our wholesale order fulfillment units, which have a higher cost as a percentage of sales than other product categories, increased. Our contact lens units, which have a higher cost as a percentage of sales than other product categories, decreased.
Owned & host segment costs of products. In the owned & host segment, costs of products as a percentage of net product sales increased from 29.1% for the nine months ended October 1, 2016 to 29.3% for the nine months ended September 30, 2017. The increase was primarily driven by modest increases in contact lens costs.
Legacy segment costs of products. In the legacy segment, costs of products as a percentage of net product sales increased from 46.9% for the nine months ended October 1, 2016 to 47.1% for the nine months ended September 30, 2017. The increase was primarily driven by other cost of sales and modest increases in contact lens costs as a percentage of net product sales, partially offset by a lower mix of contact lens sales.
Costs of services and plans as a percentage of net sales of services and plans increased from 70.9% for the nine months ended October 1, 2016 to 72.7% for the nine months ended September 30, 2017. The increase was primarily driven by a lower mix of management fees from our legacy segment and higher optometrist costs, partially offset by a higher mix of eye exam sales. The lower mix of management fees from our legacy segment was driven by a decline in customer transaction volume in the legacy segment described in “—Net revenue” above. Optometrist costs increased as a result of increased store coverage and overall wage pressure. In the first quarter of fiscal year 2017, optometrists were staffed in anticipation of our seasonally strong first quarter. When sales fell short of plan (as previously discussed), optometrist staffing was maintained in anticipation of customer transaction recovery. Additionally, optometrists continued to be paid when certain stores were closed in the third quarter as a result of Hurricanes Harvey and Irma. Eye exam sales mix increased as a result of our growing managed care business.
Owned & host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans in the owned & host segment increased from 77.4% for the nine months ended October 1, 2016 to 77.8% for the nine months ended September 30, 2017. The increase was driven by a lower mix of Eyecare Club and warranty program sales and higher optometrist costs, partially offset by an increased mix of eye exam sales. The higher optometrist costs were primarily a result of increased store coverage, overall wage pressure and the impact of Hurricanes Harvey and Irma discussed above. The increased mix of eye exam sales was driven by our growing managed care business.

Legacy segment costs of services and plans. In the legacy segment, costs of services and plans as a percentage of net sales of services and plans increased from 23.1% for the nine months ended October 1, 2016 to 31.5% for the nine months ended September 30, 2017. The increase was primarily driven by a classification change in reporting for certain technicians beginning in 2017, and to a lessor extent by higher optometrist costs and a lower mix of management fees, partially offset by a higher mix of eye exam sales. The higher optometrist costs were as a result of increased store coverage, overall wage pressure and impact of Hurricanes Harvey and Irma discussed above. Additionally, in the legacy segment, increased optometrist labor costs paired with declining revenue also contributed to the increase. The lower mix of management fees was driven by a decline in customer transaction volume in the legacy segment described in “—Net revenue” above. Higher eye exam sales were driven by the FirstSight operations changes described in “—Net revenue” above.
Selling, general, and administrative expenses
SG&A of $445.7 million for the nine months ended September 30, 2017 increased $50.3 million, or 12.7%, from the nine months ended October 1, 2016. As a percentage of net revenue, SG&A decreased from 43.0% for the nine months ended October 1, 2016 to 42.3% for the nine months ended September 30, 2017. The decrease as a percentage of net revenue was primarily driven by certain e-commerce partner fees, occupancy costs, performance-based incentive compensation and corporate payroll. In our e-commerce business, we remit earnings back to certain partners and keep a fulfillment fee. The year-over-year decline of e-commerce partner fees was driven by certain partner pricing strategy changes, which reduced the partner fees that we remit back. In fiscal year 2017, we began signing an increased number of leases with longer terms which were designated as capital leases (as opposed to operating leases) and, as a result, our occupancy expense as a percentage of net revenue decreased compared to the comparable prior year period. We incurred lower performance-based incentive compensation expense as a percentage of net revenue in the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016. The decrease in corporate payroll was primarily driven by a slower growth rate of corporate payroll spend compared to net revenue.
Owned & host SG&A. In the owned & host segment, SG&A as a percentage of net revenue was essentially flat at 38.2% for the nine months ended September 30, 2017 compared to 38.1% for the nine months ended October 1, 2016, driven primarily by store payroll and, to a lesser extent, fees and write-offs associated with certain managed care providers, substantially offset by occupancy expense, as described above, and advertising. The increase in store payroll as a percentage of net revenue was driven by lower than anticipated store transactions in the first quarter of fiscal year 2017. Our stores were fully staffed in anticipation of our seasonally strong first quarter. When sales fell short of plan, we maintained store staffing in anticipation of customer transaction recovery. Additionally, in the third quarter, we continued to pay our store associates while our stores were closed due to Hurricanes Harvey and Irma. The decrease in advertising expense as a percentage of net revenue was primarily driven by reduced advertising spend in our America’s Best brand as a result of delayed income tax returns, as previously discussed under “—Net revenue”. Additionally, the growing mix shift of America’s Best brand stores compared to other brands within the owned & host segment contributed to the decrease. America’s Best advertising expense as a percentage of net revenue is lower than our Eyeglass World brand.
Legacy segment SG&A. In the legacy segment, SG&A as a percentage of net revenue decreased from 34.0% for the nine months ended October 1, 2016 to 33.5% for the nine months ended September 30, 2017, driven primarily by decreases in store payroll reflecting the impact of the technician classification reporting change previously described in “—Costs applicable to revenue” partially offset by increased direct mail advertising spend and higher write-offs associated with increased managed care activity.
Depreciation and amortization
Depreciation and amortization expense of $44.4 million for the nine months ended September 30, 2017 increased $6.2 million, or 16.1%, from $38.2 million for the nine months ended October 1, 2016 primarily driven by new store openings and other ongoing growth capital projects related to building our information technology infrastructure, eyeglass laboratories, and distribution centers. Our property and equipment balance, net increased $34.2 million, or 13.4%, during the nine months ended September 30, 2017, reflective of $66.3 million in purchases of property and equipment, $6.0 million in new capital leases, less $38.1 million in depreciation expense. New assets are out-pacing retirements by a significant margin and, therefore, we expect continued increases in depreciation expense for the foreseeable future as we continue to execute our growth strategy.
Interest expense, net
Interest expense, net, of $41.0 million for the nine months ended September 30, 2017 increased $11.6 million, or 39.4%, from $29.4 million for the nine months ended October 1, 2016. On February 2, 2017, we declared a recapitalization dividend to our stockholders. The dividend was funded with $175.0 million of incremental term loans under our first lien credit agreement. The borrowing rate was consistent with the initial term loans under the first lien credit agreement.

Interest expense, net, increased $4.8 million resulting from the additional principal outstanding under the first lien credit agreement following the recapitalization dividend. Additionally, we incurred $6.1 million in additional interest expense during the nine months ended September 30, 2017 related to interest payments due to counterparties associated with our derivative cash flow hedges.
Debt issuance costs
We recorded $2.7 million in fees associated with the incurrence of additional term loans under the first lien credit agreement discussed above during the nine months ended September 30, 2017. No such transaction occurred in the nine months ended October 1, 2016.
Income tax provision
Our ETR was 35.2% during the nine months ended September 30, 2017 compared to 39.4% during the nine months ended October 1, 2016. The ETR during the nine months ended October 1, 2016 primarily reflected the 2016 expected combined statutory federal and state rate. During the nine months ended September 30, 2017, our expected combined statutory federal and state rate was reduced by a $1.4 million income tax benefit (5.3%) resulting from the recapitalization dividend described in Note 5 - Related Party Transactions to our condensed consolidated financial statements included in Part I of this Form 10-Q. Other items aggregated to a 0.5% further reduction in the rate for the period. These benefits were partially offset by an increase in tax expense of $0.4 million (1.5%) associated with the non-deductibility of $1.0 million in impairment expense related to a cost method investment.
Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA and Adjusted Net Income
We define EBITDA as net income, plus interest expense, income tax provision and depreciation and amortization. We define Adjusted EBITDA as EBITDA, further adjusted to exclude stock compensation expense, costs associated with debt refinancing, asset impairment, non-cash inventory write-offs, management fees, new store pre-opening expenses, non-cash rent, litigation settlement and other expenses. We describe these adjustments reconciling net income to EBITDA and Adjusted EBITDA in the tables below. We define Adjusted Net Income as net income, plus stock compensation expense, costs associated with debt refinancing, asset impairment, non-cash inventory write-offs, management fees, new store pre-opening expenses, non-cash rent, litigation settlement, amortization of acquisition intangibles and deferred financing costs and other expenses, less the tax effect of these adjustments. We describe these adjustments reconciling net income to Adjusted Net Income in the tables below.
EBITDA, Adjusted EBITDA and Adjusted Net Income have been presented as supplemental measures of financial performance that are not required by, or presented in accordance with GAAP, because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes EBITDA, Adjusted EBITDA and Adjusted Net Income are useful to investors in highlighting trends in our operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. We also use EBITDA, Adjusted EBITDA and Adjusted Net Income to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation and to compare our performance against that of other peer companies using similar measures. Management supplements GAAP results with non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.
EBITDA, Adjusted EBITDA and Adjusted Net Income are not recognized terms under GAAP and should not be considered as an alternative to net income or income from operations as a measure of financial performance or cash flows provided by operating activities as a measure of liquidity, or any other performance measure derived in accordance with GAAP. Additionally, these measures are not intended to be a measure of free cash flow available for management’s discretionary use as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements. EBITDA, Adjusted EBITDA and Adjusted Net Income should not be construed to imply that our future results will be unaffected by unusual or non-recurring items. In evaluating EBITDA, Adjusted EBITDA and Adjusted Net Income, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of EBITDA, Adjusted EBITDA and Adjusted Net Income should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by primarily relying on our GAAP results in addition to using EBITDA, Adjusted EBITDA and Adjusted Net Income supplementally.

The presentations of these measures have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	they do not reflect costs or cash outlays for capital expenditures or contractual commitments;

•	they do not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA and Adjusted EBITDA do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	EBITDA and Adjusted EBITDA do not reflect period to period changes in taxes, income tax expense or the cash necessary to pay income taxes;

•
they do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations, including costs related to new store openings, which are incurred on a non-recurring basis with respect to any particular store when opened;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect cash requirements for such replacements; and

•	other companies in our industry may calculate these measures differently than we do, limiting their usefulness as comparative measures.
Because of these limitations, EBITDA, Adjusted EBITDA and Adjusted Net Income should not be considered as measures of discretionary cash available to invest in business growth or to reduce indebtedness.
The following table reconciles our net income to EBITDA, Adjusted EBITDA and Adjusted Net Income for the periods presented:

In thousands	Three Months Ended September 30, 2017	Three Months Ended October 1, 2016	Nine Months Ended September 30, 2017	Nine Months Ended October 1, 2016
Net income	$1,546	$3,026	$17,120	$24,467
Interest expense	14,851	9,728	40,965	29,377
Income tax provision	163	1,561	9,267	15,893
Depreciation and amortization	15,352	13,217	44,404	38,237
EBITDA	31,912	27,532	111,756	107,974

Stock compensation expense (a)	1,151	854	3,140	3,308
Debt issuance costs (b)	—	—	2,702	—
Asset impairment (c)	—	—	1,000	52
Non-cash inventory write-offs (d)	—	—	2,271	—
Management fees (e)	271	290	845	815
New store pre-opening expenses (f)	618	547	1,896	1,672
Non-cash rent (g)	381	296	1,035	1,104
Litigation settlement (h)	—	—	7,000	—
Other (i)	1,828	1,219	3,041	1,878
Adjusted EBITDA	$36,161	$30,738	$134,686	$116,803

Net income	$1,546	$3,026	$17,120	$24,467
Stock compensation expense (a)	1,151	854	3,140	3,308
Debt issuance costs (b)	—	—	2,702	—
Asset impairment (c)	—	—	1,000	52
Non-cash inventory write-offs (d)	—	—	2,271	—
Management fees (e)	271	290	845	815
New store pre-opening expenses (f)	618	547	1,896	1,672
Non-cash rent (g)	381	296	1,035	1,104
Litigation settlement (h)	—	—	7,000	—
Other (i)	1,828	1,219	3,041	1,878
Amortization of acquisition intangibles and deferred financing costs (j)	2,884	2,814	8,628	8,500
Tax effect of total adjustments (k)	(2,853)	(2,407)	(12,623)	(6,931)
Adjusted Net Income	$5,826	$6,639	$36,055	$34,865

(a)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards.

(b)	Fees associated with the borrowing of $175.0 million in additional principal under our first lien credit agreement during the first fiscal quarter of 2017.

(c)	Non-cash charges related to impairment of long-lived assets, primarily the complete write-off of a cost based investment.

(d)	Reflects write-offs of inventory relating to the expiration of a specific type of contact lenses that could not be sold and required disposal.

(e)	Reflects management fees paid to KKR and Berkshire in accordance with our monitoring agreement with them.

(f)
Pre-opening expenses, which include marketing and advertising, labor and occupancy expenses incurred prior to opening a new store, are generally higher than comparable expenses incurred once such store is open and generating revenue. We believe that such higher pre-opening expenses are specific in nature and amount to opening a new store and as such, are not indicative of ongoing core operating performance. We adjust for these costs to facilitate comparisons of store operating performance from period to period. Pre-opening costs are permitted exclusions in our calculation of Adjusted EBITDA pursuant to the terms of our existing credit agreements.

(g)
Consists of the non-cash portion of rent expense, which reflects the extent to which our straight-line rent expense recognized under GAAP exceeds or is less than our cash rent payments. The adjustment can vary depending on the average age of our lease portfolio, which has been impacted by our significant growth in recent years. For newer leases, our rent expense recognized typically exceeds our cash rent payments, while for more mature leases, rent expense recognized under GAAP is typically less than our cash rent payments.

(h)	Amounts accrued related to settlement of litigation. See Note 8 - Commitments and Contingencies in our unaudited condensed consolidated financial statements included in Item 1 for further details.

(i)
Other adjustments include amounts that management believes are not representative of our operating performance, including our share of losses on equity method investments of $0.4 million, $0.2 million, $0.7 million and $1.0 million for the three months ended September 30, 2017 and October 1, 2016 and nine months ended September 30, 2017 and October 1, 2016, respectively; the amortization impact of the KKR Acquisition-related adjustments (e.g., fair value of leasehold interests) of $(0.1) million, $(0.1) million, $(0.2) million and $(0.6) million for the three months ended September 30, 2017 and October 1, 2016 and nine months ended September 30, 2017 and October 1, 2016, respectively, related to prior acquisitions; expenses related to preparation for being an SEC registrant that were not directly attributable to our initial public offering (“the IPO”) and therefore not charged to equity of $0.6 million, $0.6 million, $1.8 million and $0.9 million for the three months ended September 30, 2017 and October 1, 2016 and nine months ended September 30, 2017 and October 1, 2016, respectively; differences between the timing of expense versus cash payments related to contributions to charitable organizations of $(0.3) million for three months ended September 30, 2017 and October 1, 2016, and $(0.8) million during nine months ended September 30, 2017 and October 1, 2016; costs of severance and relocation of $0.7 million, $0.4 million, $1.0 million, and $0.8 million for the three months ended September 30, 2017 and October 1, 2016 and nine months ended September 30, 2017 and October 1, 2016 respectively; and other expenses and adjustments totaling $0.4 million, $0.4 million, $0.5 million, and $0.6 million for the three months ended September 30, 2017 and October 1, 2016 and nine months ended September 30, 2017 and October 1, 2016, respectively.

(j)
Amortization of acquisition intangibles related to the additional expense incurred due to the increase in the carrying values of amortizing intangible assets as a result of the KKR Acquisition of $1.9 million for the three months ended September 30, 2017 and October 1, 2016 and $5.6 million for nine months ended September 30, 2017 and October 1, 2016. Amortization of deferred financing costs is primarily associated with the March 2014 term loan borrowings in connection with the KKR Acquisition and, to a lesser extent, amortization of deferred loan discount costs associated with the May 2015 and February 2017 incremental first lien term loans of $1.0 million, $1.0 million, $3.1 million and $2.9 million for the three months ended September 30, 2017 and October 1, 2016 and nine months ended September 30, 2017 and October 1, 2016, respectively.

(k)	Represents the tax effect of the total adjustments at our estimated effective tax rate.
Liquidity and Capital Resources
We principally rely on cash flows from operations as our primary source of liquidity and, if needed, up to $75.0 million in revolving loans under our revolving credit facility. Following the IPO, and as described in Note 12- Subsequent Events in our condensed consolidated financial statements included in Part I, we increased the size of the first lien revolving credit facility from $75.0 million to $100.0 million and extended the maturity of such facility to October 15, 2022. Our primary cash needs are for inventory, payroll, store rent, capital expenditures associated with new stores and updating existing stores, as well as information technology and infrastructure, including our corporate office, distribution centers, and laboratories. The most significant components of our operating assets and liabilities are inventories, accounts receivable, prepaid expenses and other assets, accounts payable, other payables, and accrued expenses. Due to the seasonality of our revenue, any borrowings would generally occur in the fourth or first quarters as we prepare for our peak season, which is the first quarter. We believe that cash expected to be generated from operations and the availability of borrowings under the revolving credit facility will be sufficient for our working capital requirements, liquidity obligations, anticipated capital expenditures, and payments due under our existing credit facilities for at least the next 12 months.
As of September 30, 2017, we had $27.6 million in cash and cash equivalents and $69.5 million of additional availability under our revolving credit facility, which represents the full available amount under the revolving credit facility as of September 30, 2017, less $5.5 million in outstanding letters of credit.
We plan to spend approximately $92.9 million in capital expenditures during fiscal year 2017, including approximately $46 million in connection with our store growth and improvement plans, approximately $23 million for laboratories, distribution centers, and optometric equipment, and approximately $24 million for maintenance and infrastructure. We spent $67.1 million in capital expenditures in the nine months ended September 30, 2017. Approximately 80% of our planned capital spend is related to our expected growth (i.e. new stores, optometric equipment, additional capacity in our optical laboratories and distribution centers, and our IT infrastructure). We plan on opening approximately 75 stores during fiscal year 2017 (inclusive of the 59 new stores opened through September 30, 2017). Our working capital requirements for inventory will increase as we continue to open additional stores. We primarily fund our working capital needs using cash provided by operations.
The following table summarizes the net cash provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

(In thousands)	Nine Months Ended September 30, 2017	Nine Months Ended October 1, 2016
Cash Flows Provided By (Used For):
Operating activities	$96,251	$91,076
Investing activities	(68,748)	(68,505)
Financing activities	(4,827)	(4,428)
Net increase in cash and cash equivalents	$22,676	$18,143

Net Cash Provided by Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, asset impairment, deferred income taxes, non-cash stock option compensation and changes in operating assets and liabilities.
Net cash provided by operating activities increased $5.2 million, or 5.7%, during the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016. Net cash provided by operating activities was $96.3 million for the nine months ended September 30, 2017, as non-cash items of $68.3 million were combined with $17.1 million of net income and a decrease in net working capital and other assets and liabilities of $10.8 million. Net cash provided by operating activities was $91.1 million for the nine months ended October 1, 2016, as non-cash items of $62.2 million were combined with $24.5 million of net income and a decrease in net working capital and other assets and liabilities of $4.4 million.
The decrease in net working capital and other assets and liabilities during the nine months ended September 30, 2017 was primarily due to an increase in accrued expenses and other liabilities of $21.6 million and deferred and unearned revenues of $4.3 million. Increases in accrued expenses and other liabilities is reflective of our growth as new stores are added monthly. We opened 59 new stores during the nine months ended September 30, 2017, with six closures. Liabilities for deferred and unearned revenues represent cash basis sales that are deferred until we meet our performance obligations to deliver products and provide services. Increases in deferred and unearned revenues are consistent with increased overall net revenue resulting from new stores and positive comparable store sales growth. These changes were partially offset by an increase in inventories of $7.0 million, increase in accounts receivable of $4.7 million, increase of other assets of $2.5 million and a decrease in accounts payable of $5.8 million. Increases in accounts receivable primarily reflect our overall net revenue growth, and decreases in accounts payable reflect the timing of payments to vendors. Increases in inventory are generally expected each period, and reflect our growth in sales of products, including product replenishment needs at existing stores and inventory needed to outfit new stores. Other assets increase primarily consists of deferred offering costs in connection with preparing for the IPO.
The decrease in net working capital and other assets and liabilities during the nine months ended October 1, 2016 was primarily due to decreases in accounts payable of $8.7 million, an increase in inventory of $8.0 million and an increase in other assets of $1.2 million, offset by increases in accrued expenses and other liabilities of $13.7 million, and increases in deferred and unearned revenues of $8.1 million. Increases in accrued expenses, deferred revenue and inventory reflect the Company’s overall growth. We opened 74 new stores during the nine months ended October 1, 2016, with no closures. Decreases in accounts payable reflect the timing of payments.
Net Cash Used for Investing Activities
Net cash used for investing activities increased by $0.2 million, to $68.7 million, during the nine months ended September 30, 2017 from $68.5 million during the nine months ended October 1, 2016. The change in cash used for investing activities included a increase of $0.3 million in purchases of property and equipment driven by timing of purchases. In addition, during the nine months ended September 30, 2017 we made an investment of $1.5 million and received a secured convertible promissory note in the same amount, as described in Note 7 - Equity Method Investment of the condensed consolidated financial statements included in Part I. Comparatively, during the nine months ended October 1, 2016, we purchased an investment for $1.0 million.
Net Cash Used for Financing Activities
Net cash used for financing activities increased by $0.4 million, to $4.8 million, during the nine months ended September 30, 2017 from $4.4 million during the nine months ended October 1, 2016. The primary driver of the overall cash used for financing activities was quarterly principal payments required under our first lien credit agreement. We paid $6.2 million and $4.9 million in principal payments during the nine months ended September 30, 2017 and October 1, 2016 respectively. This was partially offset by $1.1 million and $0.9 million in proceeds related to the exercise of stock options during the nine months ended September 30, 2017 and October 1, 2016, respectively. We received $1.0 million in proceeds from the issuance of common stock during nine months ended September 30, 2017. Also, on February 2, 2017, we declared a recapitalization dividend to our stockholders. The dividend was funded with $175.0 million of incremental term loans under our first lien credit agreement. Proceeds from the additional first lien term loans were $173.7 million, net of discounts and fees, offset by the dividend payment of $171.0 million and $2.7 million in debt issuance costs. No such transactions occurred in the nine months ended October 1, 2016.

Debt
As of September 30, 2017, we had $794.0 million of first lien term loans and $125.0 million of second lien term loans outstanding. As of September 30, 2017, we also had $69.5 million of additional availability under our first lien revolving credit facility, which represented the then full available amount under the revolving credit facility, less $5.5 million in outstanding letters of credit.
On October 31, 2017, we used the net proceeds from the IPO to repay approximately $235.0 million of our first lien term loans and all outstanding $125.0 million of our second lien term loans. On October 31, 2017, the first lien revolving credit facility was amended to increase its size to $100.0 million and extend its maturity to October 15, 2022 (subject to customary springing maturity provisions to the extent the existing first lien terms are not extended).
On November 20, 2017, the first lien credit agreement was amended by a joinder and amendment agreement (the “Joinder”) to (a) establish new first lien term loans in an aggregate principal amount of $570.0 million to refinance all of the first lien term loans outstanding immediately prior to such date, (ii) extend the maturity of such term loans to November 20, 2024 and (iii) reprice the rates applicable to such term loans by amending the definitions of ABR, Applicable Margin and LIBOR Rate (each, as defined in the Joinder).
The first lien credit agreement contains customary covenants that, among other things, limit our ability to incur additional debt, create liens against our assets, make acquisitions, pay dividends or distributions on our stock, merge or consolidate with another entity and transfer or sell assets. If we draw more than 30% of the revolving credit facility (including non-cash collateralized letters of credit in excess of $10 million), the revolving credit facility is subject to a springing first lien leverage covenant pursuant to which the Consolidated First Lien Secured Debt to Consolidated EBITDA Ratio (each as defined in the first lien credit agreement) must not exceed 7.75 to 1. The first lien credit agreement also contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the first lien credit agreement will be entitled to take various actions, including the acceleration of amounts due under the first lien credit agreement and all actions permitted to be taken by a secured creditor. As of September 30, 2017, we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.
Off-balance Sheet Arrangements
We follow U.S. GAAP in making the determination as to whether or not to record an asset or liability related to our arrangements with third parties. Consistent with current accounting guidance, we do not record an asset or liability associated with operating leases or with long-term marketing and promotional commitments. We have disclosed the amount of future commitments associated with these items in our consolidated financial statements. We are not a party to any other off-balance sheet arrangements.
Contractual Obligations
During the nine months ended September 30, 2017, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of July 1, 2017 in the Prospectus.
Critical Accounting Policies and Estimates
Management has evaluated the accounting policies used in the preparation of the Company’s condensed consolidated financial statements and related notes and believe those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Prospectus, in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis.” There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the Prospectus.

Impairment of Goodwill and Intangible Assets
Historically, we have utilized a two-step process to test goodwill for impairment annually or whenever events or changes in circumstances indicate goodwill may be impaired. We consider each of our operating segments to be separate reporting units. We calculate the fair value of our reporting units primarily utilizing the income approach. The income approach is based on a discounted cash flow analysis and calculates the fair value of reporting units by estimating after-tax cash flows attributable to the reporting units and then discounting the after-tax cash flows using the weighted average cost of capital. The cash flows utilized in the discounted cash flow analysis are based on financial forecasts developed internally by management and require significant judgment. In the first quarter 2017, we adopted new guidance that eliminates the second step in the goodwill impairment analysis. Accordingly, our policy now requires us to record goodwill impairment in an amount by which a reporting unit’s carrying value exceeds its fair value not to exceed the carrying value of goodwill.
During the annual impairment analysis performed during the fourth quarter of fiscal year 2016, we determined that the fair value and the carrying value of our Fred Meyer reporting unit were $38.2 million and $32.8 million respectively. As such, during the fiscal year ended 2016, the carrying value of the Fred Meyer reporting unit represented 85.9% of the fair value. We determined that there were no impairment triggers for the nine months ended September 30, 2017. We will continue to evaluate the Fred Meyer reporting unit in conjunction with our annual impairment analysis performed during the fourth quarter of 2017.
Recently Issued Accounting Policies
The information set forth in Note 1- Description of Business and Basis of Presentation to our condensed consolidated financial statements under Part I, Item 1, under the heading “Recently Issued Accounting Pronouncements” is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have market risk exposure from changes in interest rates. We, when appropriate, use derivative financial instruments to mitigate the risk from such exposure. A discussion of our accounting policies for derivative financial instruments is included in Note 3 - Fair Value Measurement of Financial Assets and Liabilities, to our condensed consolidated financial statements included in Part I.
A substantial portion of our debt bears interest at variable rates. If market interest rates increase, the interest rate on our variable rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. We also have a revolving line of credit at variable interest rates. The general levels of LIBOR affect interest expense. We periodically use interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the contract counterparties are included in accrued liabilities or accounts receivable in the condensed consolidated balance sheets.
As of September 30, 2017, all of our $927.4 million in term loan debt was subject to variable interest rates, with a weighted average borrowing rate of 4.5%. After inclusion of the notional amount of $500.0 million of interest rate swaps fixing a portion of the variable rate debt, $427.4 million, or 46.1% of our debt, is subject to variable rates. Assuming an increase to market rates of 1.0% as of September 30, 2017, we would incur an annual increase to interest expense of approximately $4.3 million related to debt subject to variable rates. See Note 12 - Subsequent Events to our condensed consolidated financial statements included in Part I.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on their evaluation, our CEO and CFO concluded that, because the previously identified material weaknesses in our internal control over financial reporting described below had not been remediated by the end of the period covered by this Form 10-Q, our disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-Q.
Material Weakness and Status of Material Weakness Remediation
As disclosed in the Prospectus, we had identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We identified a deficiency in the design of controls related to the timely detection of damaged, expired or expiring contact lens inventory for purposes of recording inventory at net realizable value. We also identified a material weakness related to a deficiency in the design of entity level controls to identify and assess changes in our business environment that could significantly impact the system of internal control over financial reporting.
Remediation Plan - We are in the process of designing controls to remediate these material weaknesses and have implemented or are finalizing the implementation of the following new policies, procedures, and internal controls:

•
Removed higher obsolescence risk contact lenses from our stores to our Distribution Center in order to better manage inventory turns and related obsolescence potential and established a policy requiring stores to return all contact lenses expiring within the next twelve months to our central distribution center.

•
Changed our store inventory observation procedures to monitor the compliance with the policy described above, in order to allow for the Company to sell or exchange products with respective vendors for newer products with similar value.

•	Initiated quarterly reviews with accounting and merchandising teams to evaluate the impact of product inventory turns on inventory obsolescence.

•
Implemented an automated reporting system to report financial results consistent with Regulation S-X and to provide reconciliations between internal and external reporting, highlighting any changes in reporting and business requirements.

•	Established a disclosure committee, consisting of certain key members of management, to assist in formalizing our disclosure. risk assessment, internal controls and procedures.

•	Established an internal audit department that reports directly to the Audit Committee.
We are committed to maintaining a strong internal control environment, and we expect to continue our efforts to remediate the material weaknesses described above. However, the material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the third quarter of fiscal year 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above under “Material Weakness and Status of Material Weakness Remediation.”
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are currently and may in the future become subject to various claims and pending or threatened lawsuits in the normal course of our business.
Our subsidiary, FirstSight Vision Services, Inc. (“FirstSight”) is a defendant in a purported class action in the U.S. District Court for the Southern District of California that alleges that FirstSight participated in arrangements that caused the illegal delivery of eye examinations and that FirstSight thereby violated, among other laws, the corporate practice of optometry and the unfair competition and false advertising laws of California. On March 23, 2017, the court granted the motion to dismiss previously filed by FirstSight and dismissed the complaint with prejudice. The plaintiffs filed an appeal to the U.S. Court of Appeals for the Ninth Circuit in April 2017. We intend to continue to defend the litigation vigorously. We believe that the claims alleged are without merit.

In May 2017, a complaint was filed against us and other defendants alleging, on behalf of a proposed class of consumers who purchased contact lenses online, that 1-800 Contacts, Inc. entered into a series of agreements with the other defendants, including our subsidiary Arlington Contact Lens Service, Inc., to suppress certain online advertising and that each defendant thereby engaged in anticompetitive conduct in violation of the Sherman Antitrust Act. We have settled this litigation for $7.0 million, without admitting liability. The settlement agreement was subject to the approval of the court. Accordingly, we recorded a $7.0 million charge to accrue for this settlement in the nine months ended September 30, 2017. On November 8, 2017, the court entered an order preliminarily approving the settlement agreement, subject to a settlement hearing. Pursuant to this order, the Company deposited 50% of the settlement amount, or $3.5 million, into an escrow account, to be distributed subject to and in accordance the terms of the settlement agreement and any further order of the court.
We are not currently party to any other legal proceedings that we believe would have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in the Prospectus. There have been no material changes to the risk factors disclosed in the Prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Sales of Unregistered Securities
The following sets forth information regarding all unregistered sales of securities by the Company during the quarter ended September 30, 2017. The following reflects the 1.96627-for-one reverse stock split of the Company’s common stock effective October 24, 2017:

•	On July 24, 2017, we issued 6,357 shares of restricted stock, based on the fair market value of $15.73 per share as of the award date, to a non-employee director.

•	On July 24, 2017, we granted stock options to purchase an aggregate of 101,715 shares of our common stock with an exercise price of $15.73 per share to an employee.

•
On August 14, 2017, we granted stock options to purchase an aggregate of 642,034 shares of our common stock with an exercise price of $15.73 per share to certain employees, including an executive officer.

•	On August 14, 2017, we issued 63,572 shares of our common stock at a price per share of $15.73 to an executive officer.

•	On August 24, 2017, we granted stock options to purchase an aggregate of 76,286 shares of our common stock with an exercise price of $15.73 per share to an employee.
The issuance and sales described above were made in reliance on the exemption from the registration requirements of the Securities Act provided by Rule 701 promulgated under the Securities Act or the exemption set forth in Section 4(2) under the Securities Act and Regulation D promulgated thereunder relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.
(b)    Use of Proceeds
On October 30, 2017, we completed the IPO in which we issued and sold 18,170,000 shares of common stock, including 2,370,000 shares of common stock pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The shares sold in the IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (File No. 333-220719), which was declared effective by the SEC on October 25, 2017. The common stock is listed on the NASDAQ Global Select Market under the symbol “EYE.” The shares of our common stock were sold at an initial offering price of $22.00 per share, which generated net proceeds of approximately $371.8 million to us, after deducting underwriting discounts and commissions of approximately $24.0 million and other offering expenses. We used the net proceeds from the IPO to repay all $125.0 million outstanding aggregate amount of our second lien term loans and approximately $235.0 million of the outstanding amount of our first lien term loans and accrued and unpaid interest thereon.
Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs & Co. LLC, Citigroup Global Markets Inc. and KKR Capital Markets LLC acted as joint book-running managers and as representatives of the underwriters in the IPO. Morgan Stanley & Co. LLC, Jefferies LLC, UBS Securities LLC, Wells Fargo Securities, LLC, Guggenheim Securities, LLC, Mizuho Securities USA LLC and Macquarie Capital (USA) Inc. acted as co-managers in the IPO.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
Exhibit Index

Exhibit No.	Exhibit Description
3.1
Second Amended and Restated Certificate of Incorporation of National Vision Holdings, Inc. -incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 31, 2017.

3.2	Second Amended and Restated Bylaws of National Vision Holdings, Inc. -incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 31, 2017
4.1
Amended and Restated Stockholders’ Agreement, dated as of October 30, 2017, by and among National Vision Holdings, Inc. and the stockholders party thereto -incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 31, 2017

10.1
Joinder and Amendment Agreement, dated as of October 31, 2017, among National Vision, Inc., as borrower, the guarantors party thereto, each revolving credit lender, Goldman Sachs Bank USA, as administrative agent, collateral agent, swingline lender and a letter of credit issuer, Bank of America, N.A., as a letter of credit issuer, and Citibank, N.A., as a letter of credit issuer -incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2017

10.2
Joinder and Amendment Agreement, dated as of November 20, 2017, among National Vision, Inc., as borrower, the guarantors party thereto, each lender party thereto, Goldman Sachs Bank USA, as administrative agent and collateral agent-incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 20, 2017

10.3	National Vision Holdings, Inc. 2017 Omnibus Incentive Plan -incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 31, 2017
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Vision Holdings, Inc.

Dated: December 7, 2017	By:	/s/ L. Reade Fahs
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: December 7, 2017	By:	/s/ Patrick R. Moore
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)