Form 10-Q
period 2018-03-31
National Vision Holdings, Inc.
filed 2018-05-15
CIK 1710155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2018
Common stock, $0.01 par value	75,225,824

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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth in Part I, Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2017 (the “Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”), as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov, and also include the following:

•	our ability to open and operate new stores in a timely and cost-effective manner, and to successfully enter new markets;

•	our ability to maintain sufficient levels of cash flow from our operations to grow;

•	our ability to recruit and retain vision care professionals for our stores;

•	our ability to adhere to extensive state, local and federal vision care and healthcare laws and regulations;

•	our ability to develop and maintain relationships with managed vision care companies, vision insurance providers and other third-party payors;

•	our ability to maintain our current operating relationships with our host and legacy partners;

•	the loss of, or disruption in the operations of, one or more of our distribution centers and/or optical laboratories;

•	risks associated with vendors from whom our products are sourced;

•	our ability to successfully compete in the highly competitive optical retail industry;

•	our dependence on a limited number of suppliers;

•	our and our vendors’ ability to safeguard personal information and payment card data;

•	any failure, inadequacy, interruption, security failure or breach of our information technology systems;

•	overall decline in the health of the economy and consumer spending affecting consumer purchases;

•	our growth strategy straining our existing resources and causing the performance of our existing stores to suffer;

•	our ability to retain our existing senior management team and attract qualified new personnel;

•	the impact of wage rate increases, inflation, cost increases and increases in raw material prices and energy prices;

•	our ability to successfully implement our marketing, advertising and promotional efforts;

•	risks associated with leasing substantial amounts of space;

•	product liability, product recall or personal injury issues;

•	our compliance with managed vision care laws and regulations;

•	our reliance on third-party reimbursement for a portion of our revenues;

•	our ability to manage our inventory balances and inventory shrinkage;

•	risks associated with our e-commerce business;

•	seasonal fluctuations in our operating results and inventory levels;

•
the impact of certain technological advances, and the greater availability of, or increased consumer preferences for, vision correction alternatives to prescription eyeglasses or contact lenses, and future drug development for the correction of vision-related problems;

•	risks of losses arising from our investments in technological innovators in the optical retail industry;

•	our failure to comply with, or changes in, laws, regulations, enforcement activities and other requirements;

•	the impact of any adverse litigation judgments or settlements resulting from legal proceedings relating to our business operations;

•	our ability to adequately protect our intellectual property;

•	our leverage;

•	restrictions in our credit agreement that limits our flexibility in operating our business;

•	our ability to generate sufficient cash flow to satisfy our significant debt service obligations;

•	our dependence on our subsidiaries to fund all of our operations and expenses;

•	risks associated with maintaining the requirements of being a public company;

•	any failure to comply with requirements to design, implement and maintain effective internal controls; and

•	risks related to being a “controlled company.”
We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this Form 10-Q apply only as of the date of this Form 10-Q or as of the date they were made and, except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.
All references to “we”, “us”, “our” or the “Company” in this Form 10-Q mean National Vision Holdings, Inc. and its subsidiaries, unless the context otherwise requires. References to “eyecare practitioners” in this Form 10-Q mean optometrists and ophthalmologists and references to “vision care professionals” mean optometrists (including optometrists employed by us or by professional corporations owned by eyecare practitioners with which we have arrangements) and opticians.
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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of March 31, 2018 and December 30, 2017
In Thousands, Except Par Value Information
(Unaudited)

ASSETS	As of March 31, 2018	As of December 30, 2017
Current assets:
Cash and cash equivalents	$58,433	$4,208
Accounts receivable, net	41,739	43,193
Inventories	93,678	91,151
Prepaid expenses and other current assets	24,777	23,925
Total current assets	218,627	162,477

Property and equipment, net	310,964	304,132
Other assets:
Goodwill	792,744	792,744
Trademarks and trade names	240,547	240,547
Other intangible assets, net	70,809	72,903
Other assets	10,863	10,988
Total non-current assets	1,425,927	1,421,314
Total assets	$1,644,554	$1,583,791
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,126	$35,708
Other payables and accrued expenses	85,763	77,611
Unearned revenue	29,950	27,739
Deferred revenue	52,500	62,993
Current maturities of long-term debt	7,324	7,258
Total current liabilities	221,663	211,309

Long-term debt, less current portion and debt discount	562,002	561,980
Other non-current liabilities:
Deferred revenue	20,200	31,222
Other liabilities	42,132	46,044
Deferred income taxes, net	87,282	73,648
Total other non-current liabilities	149,614	150,914
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 75,103 and 74,654 shares issued and outstanding as of March 31, 2018 and December 30, 2017, respectively	751	746
Additional paid-in capital	635,637	631,798
Accumulated other comprehensive loss	(5,244)	(9,868)
Retained earnings	81,219	37,145
Treasury stock, at cost; 53 and 28 shares as of March 31, 2018 and December 30, 2017, respectively	(1,088)	(233)
Total stockholders’ equity	711,275	659,588
Total liabilities and stockholders’ equity	$1,644,554	$1,583,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended March 31, 2018 and April 1, 2017
In Thousands, Except Earnings Per Share
(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Revenue:
Net product sales	$338,777	$306,584
Net sales of services and plans	69,198	63,275
Total net revenue	407,975	369,859
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	130,878	121,033
Services and plans	49,576	44,775
Total costs applicable to revenue	180,454	165,808
Operating expenses:
Selling, general and administrative expenses	170,102	149,804
Depreciation and amortization	17,654	14,423
Other expense, net	122	102
Total operating expenses	187,878	164,329
Income from operations	39,643	39,722
Interest expense, net	9,313	11,492
Debt issuance costs	—	2,702
Earnings before income taxes	30,330	25,528
Income tax provision	5,283	8,458
Net income	$25,047	$17,070

Earnings per share:
Basic	$0.34	$0.30
Diluted	$0.32	$0.29
Weighted average shares outstanding:
Basic	74,714	56,261
Diluted	77,837	57,934

Comprehensive income:
Net income	$25,047	$17,070
Change in unrealized gain (loss) on hedge instruments	6,216	(330)
Tax (provision) benefit of change in unrealized gain (loss) on hedge instruments	(1,592)	126
Comprehensive income	$29,671	$16,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2018 and April 1, 2017
In Thousands
(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Cash flows from operating activities:
Net income	$25,047	$17,070
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	15,560	12,314
Amortization of intangible assets	2,094	2,109
Amortization of loan costs	430	1,008
Deferred income tax expense	5,283	8,118
Non-cash stock option compensation	1,596	1,104
Non-cash inventory adjustments	522	2,719
Bad debt expense	1,620	1,149
Debt issuance costs	—	2,702
Other	64	66
Changes in operating assets and liabilities:
Accounts receivable	(166)	(7,645)
Inventories	(3,049)	(1,729)
Other assets	(554)	(774)
Accounts payable	10,418	(9,426)
Deferred revenue	4,261	5,857
Other liabilities	14,661	11,863
Net cash provided by operating activities	77,787	46,505
Cash flows from investing activities:
Purchase of property and equipment	(22,792)	(20,703)
Other	116	—
Net cash used for investing activities	(22,676)	(20,703)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	173,712
Proceeds from exercise of stock options	2,312	1,868
Principal payments on long-term debt	(1,425)	(2,079)
Purchase of treasury stock	(855)	—
Payments on capital lease obligations	(333)	(191)
Debt issuance costs	—	(2,702)
Dividend to stockholders	—	(170,983)
Net cash used for financing activities	(301)	(375)
Net change in cash, cash equivalents and restricted cash	54,810	25,427
Cash, cash equivalents and restricted cash, beginning of year	5,193	5,687
Cash, cash equivalents and restricted cash, end of period	$60,003	$31,114
The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated balance sheets to the total of cash, cash equivalents and restricted cash shown above:

	Three Months Ended
	March 31, 2018	April 1, 2017
Cash and cash equivalents	$58,433	$29,912
Restricted cash included in other assets	1,570	1,202
Total cash, cash equivalents and restricted cash	$60,003	$31,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Description of Business and Basis of Presentation
Nature of Operations
National Vision Holdings, Inc. (“NVHI,” the “Company,” “we,” “our,” or “us”) is a holding company whose operating subsidiaries include its indirect wholly owned subsidiary, National Vision, Inc. (“NVI”) and NVI’s direct wholly owned subsidiaries. The Company is a leading value retailer of eyeglasses and contact lenses in the United States and its territories. We operated 1,027, and 1,013, retail optical locations as of March 31, 2018 and December 30, 2017, respectively, through our five store brands, America’s Best Contacts and Eyeglasses (“America’s Best”), Eyeglass World, Vista Optical locations on U.S. Army/Air Force military bases and within Fred Meyer stores, and our management & services arrangement with Walmart (“legacy”).
Basis of Presentation
We prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and, therefore, do not include all information and disclosures required by U.S. GAAP for complete consolidated financial statements. The condensed consolidated balance sheet as of December 30, 2017 has been derived from the audited consolidated balance sheet for the fiscal year then ended. These unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of March 31, 2018, and the consolidated results of operations and cash flows for the three months ended March 31, 2018 and April 1, 2017.
Certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted; however, we believe that the disclosures included herein are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the fiscal year ended December 30, 2017. The Company’s significant accounting policies are set forth in Note 1 within those consolidated financial statements. We use the same accounting policies in preparing interim condensed consolidated financial information and annual consolidated financial statements. There were no changes in our significant accounting policies during the three months ended March 31, 2018, except for the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers and ASU No. 2016-18, Restricted Cash. See “Recently Issued Accounting Pronouncements” below for further discussion.
Changes to stockholders’ equity related to the adoption of ASU No. 2014-09, stock option exercises, and changes in fair values of interest rate derivatives are discussed in Note 6. “Revenue from Contracts with Customers,” Note 4. “Stock Incentive Plan,” and Note 3. “Fair Value Measurements of Financial Assets and Liabilities,” respectively. No other material non-recurring changes to stockholders’ equity occurred during the three months ended March 31, 2018.
The condensed consolidated financial statements include our accounts and those of our subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31. Fiscal year 2018 contains 52 weeks and will end on December 29, 2018. All three month periods presented herein contain 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.
Seasonality
The consolidated results of operations for the three months ended March 31, 2018 and April 1, 2017 are not necessarily indicative of the results to be expected for the full fiscal year due to seasonality and uncertainty of general economic conditions that may impact our key end markets. Historically, our business has realized a higher portion of net revenue, income from operations, and cash flows from operations in the first fiscal quarter, and a lower portion of net revenue, income from operations, and cash flows from operations in the fourth fiscal quarter. The seasonally larger first quarter is attributable primarily to the timing of our customers’ personal income tax refunds and annual health insurance program start or reset periods. Seasonality related to fourth quarter holiday spending by retail customers generally does not impact our business. Our quarterly consolidated results can also be affected by the timing of new store openings, store closings, and certain holidays.

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
Income Taxes
Our effective income tax rate, or ETR, was 17.4% and 33.1% for the three months ended March 31, 2018 and April 1, 2017, respectively. Our lower ETR for the three months ended March 31, 2018 was largely due to the reduced federal statutory rate from 35% to 21% as part of the Tax Cuts and Jobs Act of 2017, effective for tax years beginning on or after January 1, 2018. During the three months ended March 31, 2018, our expected combined statutory federal and state rate was reduced 8.9% by a $2.7 million income tax benefit resulting from stock option exercises. Other items aggregated to a 0.5% increase in the rate for the period.
Pursuant to SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), the ultimate impact of the legislation may differ from these estimates due to our continued analysis or further regulatory guidance that may be issued as a result of the legislation. Adjustments to the provisional amounts recorded by the Company as of December 30, 2017 that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined. There were no adjustments to provisional amounts during the three months ended March 31, 2018.
Correction of Classification Error
As previously disclosed in our 2016 consolidated financial statements, we overstated net sales of services and plans in our legacy segment and consolidated net sales of services and plans and understated net sales of products in our legacy segment and consolidated net product sales. The amounts presented herein reflect the correction of a similar error in the amount of $1.9 million for the three months ended April 1, 2017. There was no impact to total legacy segment net revenues, legacy segment EBITDA, total consolidated net revenues or any measure of profit or income. Management concluded that the error was not material to the condensed consolidated financial statements for the three months ended April 1, 2017.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 provides new guidance related to the core principle that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments.
Under the new guidance, there is a five-step model to apply to revenue recognition, consisting of: (1) determination of whether a contract, an agreement between two or more parties that creates legally enforceable rights and obligations, exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied.
The Company adopted this new guidance in the first quarter of 2018 using the modified retrospective transition method. We recognized the cumulative effect of adoption in the opening balance of retained earnings related to certain contracts where we satisfy performance obligations over time. Our results of operations for the reported periods after January 1, 2018 are presented under this amended guidance, while prior period amounts are not adjusted and continue to be reported in accordance with historical accounting guidance. Adoption of this new guidance did not result in significant changes to our accounting policies, business processes, systems or controls, or have a material impact on our results of operations and cash flows or related disclosures. The impact of adopting the amended guidance primarily relates to the timing of revenue recognition for our eyecare club memberships, which comprised approximately 3% of our consolidated net revenue during the most recent three fiscal years. See Note 6. “Revenue From Contracts with Customers” for additional information.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Description of Business and Basis of Presentation (continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases. This new guidance establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with such classification affecting the pattern of expense recognition in the statement of operations. Disclosure of key information about leasing arrangements will also be required. This new guidance is effective for fiscal years beginning after December 15, 2018, and interim reporting periods within that fiscal year. This new guidance requires a modified retrospective transition approach, with certain practical expedients available. We will adopt this new guidance in the first quarter of 2019. We have established a cross-functional team to evaluate and implement the new standard. We are in the process of implementing changes to our systems and processes in conjunction with our review of lease agreements to support recognition and disclosure upon adoption on December 30, 2018, which is the first day of our fiscal year 2019. We do not expect the adoption to have a significant impact on the recognition, measurement or presentation of lease expenses within our consolidated statements of operations. While we continue to assess all potential impacts of the standard, we currently believe the most significant impact relates to recording lease assets and related liabilities on the consolidated balance sheets.
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash. This new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This new guidance is effective in fiscal years, including interim periods, beginning after December 15, 2017. The amendments in this update should be applied using a retrospective transition method to each period presented. The company adopted this new guidance during the first quarter of 2018. The adoption of this new guidance did not have a material effect on the Company’s financial condition, results of operations, or cash flows.
2. Details of Certain Balance Sheet Accounts

In thousands	As of March 31, 2018	As of December 30, 2017
Accounts receivable, net:
Trade receivables	$29,188	$28,862
Credit card receivables	9,364	10,459
Tenant improvement allowances receivable	4,079	4,794
Other receivables	3,065	2,936
Allowance for uncollectible accounts	(3,957)	(3,858)
	$41,739	$43,193

In thousands	As of March 31, 2018	As of December 30, 2017
Inventories:
Raw materials and work in process (1)	$42,687	$43,953
Finished goods	50,991	47,198
	$93,678	$91,151

(1)
Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not separately present raw materials and work in process.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
2. Details of Certain Balance Sheet Accounts (continued)

In thousands	As of March 31, 2018	As of December 30, 2017
Property and equipment, net:
Land and building	$3,608	$3,608
Equipment	227,425	220,088
Furniture and fixtures	44,063	42,708
Leasehold improvements	163,089	155,369
Construction in progress	22,453	18,375
Property under capital leases	13,420	11,756
	474,058	451,904
Less accumulated depreciation	163,094	147,772
	$310,964	$304,132

In thousands	As of March 31, 2018	As of December 30, 2017
Other payables and accrued expenses:
Employee compensation and benefits	$30,291	$21,134
Advertising	3,055	2,900
Self-insurance reserves	6,313	6,854
Reserves for customer returns and remakes	6,018	4,565
Capital expenditures	8,934	10,782
Legacy management and services agreement	6,101	6,000
Deferred rental expenses	1,033	1,140
Fair value of derivative liabilities	5,161	6,969
Sales and use taxes	1,441	1,218
Supplies and other store support expenses	3,847	3,014
Litigation settlements	3,882	3,942
Other	9,687	9,093
	$85,763	$77,611

In thousands	As of March 31, 2018	As of December 30, 2017
Other non-current liabilities:
Fair value of derivative liabilities	$4,746	$9,155
Tenant improvements (1)	23,291	22,894
Deferred rental expenses	7,558	7,246
Other	6,537	6,749
	$42,132	$46,044

(1)	Obligations for tenant improvements are amortized as a reduction of rental expense over the respective lease term.

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
Long-term Debt - Credit Agreements
Loans under our first lien credit agreement are traded in private markets on a less-than-daily basis. Fair value is based on the average of trading prices and bid/ask quotes around period-end (Level 2 inputs). The estimated fair values of our first lien term loans were $570.0 million and $570.2 million as of March 31, 2018 and December 30, 2017, respectively, compared to carrying values of $556.3 million and $557.3 million, respectively, which includes the current portion, and is net of unamortized discounts and deferred debt issuance costs.
Long-term Debt - Capital Leases
The fair value of capital lease obligations is based on estimated future contractual cash flows discounted at an appropriate market rate of interest (Level 2 inputs). The estimated fair values of our capital leases were $15.4 million and $14.0 million as of March 31, 2018 and December 30, 2017, respectively, compared to carrying values of $13.0 million and $12.0 million, respectively.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
3. Fair Value Measurements of Financial Assets and Liabilities (continued)

Interest Rate Derivatives
The Company is a party to three pay-fixed and receive-floating interest rate swap agreements to offset the variability of cash flows in LIBOR-indexed debt interest payments attributable to changes in the benchmark interest rate from March 13, 2017 to March 13, 2021 related to its current first lien credit agreement. Changes in the cash flows of each derivative have historically been and are expected to be highly effective in offsetting the changes in interest payments on a principal balance equal to the derivative’s notional amount, attributable to the hedged risk. During March 2018, in accordance with the original agreements with the counterparties, the notional amount of the first derivative decreased from $175 million to $140 million. There were no other changes in the terms of the arrangements. The change in notional amount did not impact the results of our assessment of effectiveness as of March 31, 2018.
We recognize as assets or liabilities at fair value the estimated amounts we would receive or pay upon a termination of interest rate swaps prior to their scheduled expiration dates. Fair value is based on information that is model-driven and whose inputs are observable (Level 2 inputs). As of March 31, 2018, the Company expects to reclassify $3.8 million, net of tax, of accumulated other comprehensive loss (“AOCL”) into earnings in the next 12 months. See Note 10. “Accumulated Other Comprehensive Loss” for further details.
Our cash flow hedge position related to interest rate derivative contracts is as follows:

In thousands	Notional Amount	Final Maturity Date	Other Payables and Accrued Expenses	Other Liabilities	AOCL, Net of Tax
As of March 31, 2018	$465,000	March 2021	$5,161	$4,746	$5,244
As of December 30, 2017	$500,000	March 2021	$6,969	$9,155	$9,868
4. Stock Incentive Plan
2014 Stock Incentive Plan
We have reserved an aggregate of 10,988,827 shares of our common stock for issuance under our 2014 Stock Incentive Plan. As of March 31, 2018, 347,253 shares remained available for future grants.
The following presents a roll-forward of stock options for the three months ended March 31, 2018:

Options issued and outstanding	Rollover (1)	Service-Based	Performance-Based	Total
Balance, December 30, 2017	169,049	3,822,915	6,524,152	10,516,116
Exercised	(13,490)	(458,881)	—	(472,371)
Forfeited	—	(32,682)	(245,119)	(277,801)
Balance, March 31, 2018	155,559	3,331,352	6,279,033	9,765,944
Options vested and exercisable
Balance, December 30, 2017	169,049	1,631,023	43,478	1,843,550
Vested	—	688,341	—	688,341
Exercised	(13,490)	(458,881)	—	(472,371)
Balance, March 31, 2018	155,559	1,860,483	43,478	2,059,520

(1)	Reflects options under the Vision Holding Corp. Amended and Restated 2013 Equity Incentive Plan
During the three months ended March 31, 2018, rollover and service-based options were exercised at a weighted average price of $4.89, for a total intrinsic value of $13.2 million. The Company recorded an income tax benefit of $2.7 million in the condensed consolidated statement of operations related to these exercises.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Stock Incentive Plan (continued)

Compensation expense associated with service-based stock options is presented in selling, general, and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations. The Company granted 217,390 performance based stock options to one of our named executive officers that vest as a result of certain profitability targets for fiscal years 2017 to 2021. Those targets were met for fiscal year 2017, resulting in vesting of 20 percent of those performance based options as presented in the table above. Vesting of all other performance-based options is conditional upon the achievement by Kohlberg Kravis & Co. L.P. (“KKR Sponsor”), with respect to its investment in NVHI, of both a minimum internal rate of return and a minimum multiple of invested capital and then increases proportionally as the multiple of invested capital increases up to a defined target.
2017 Omnibus Incentive Plan
We have reserved an aggregate of 4,000,000 shares of our common stock for issuance under our 2017 Omnibus Incentive Plan. As of March 31, 2018, there were equity awards representing 274,976 shares of common stock issued and outstanding, and 3,725,024 shares available for future grants. There was no material activity under the 2017 Omnibus Incentive Plan for the three months ended March 31, 2018.
5. Related Party Transactions
Transactions With Equity Sponsors
We recorded the following fees paid to equity sponsors, which are presented in SG&A in the accompanying condensed consolidated statements of operations, except for $2.3 million in KKR Sponsor fees during the three months ended April 1, 2017, which are presented in debt issuance costs.

	Three Months Ended
In thousands	March 31, 2018	April 1, 2017
KKR Sponsor	$—	$2,553
Berkshire Partners LLC	$—	$52
Equity in Net Assets of Non-Consolidated Investee
The Company has an investment in a private start-up company whose principal business is licensing software to eyeglass retailers. Under the equity method of accounting we are required to record our interest in the investee’s reported net income or loss for each reporting period, which is presented in other expense, net in the Company’s condensed consolidated statements of operations. Our interest in the investee’s net losses was $0.2 million and $0.1 million for the three months ended March 31, 2018 and April 1, 2017, respectively. After adjusting our investment for our interest in the investee’s reported net losses, our investment balance in the business was $2.1 million and $2.3 million as of March 31, 2018 and December 30, 2017, respectively, which is included in other assets in the accompanying condensed consolidated balance sheets.
In the ordinary course of business we are a licensee of our investee. We recorded $0.2 million in licensing fees in SG&A in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2018 and April 1, 2017. Additionally, on August 29, 2017, the investee issued a secured convertible promissory note to the Company, in the principal amount of $1.5 million, due on August 29, 2020. Interest income associated with the note was immaterial for the three months ended March 31, 2018.
6. Revenue From Contracts With Customers
A performance obligation is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account under ASU 2014-09, codified in ASC 606, Revenue from Contracts With Customers. As discussed in Note 1, we adopted ASC 606 in the first quarter of fiscal year 2018 using the modified retrospective transition method. All of our revenue is derived from contracts with customers and is reported as net revenue in the condensed consolidated statements of operations.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
6. Revenue From Contracts With Customers (continued)

We recognize revenue from the products and services we provide in accordance with the five-step process outlined in ASC 606. We recognize revenue when we satisfy a performance obligation by transferring control of a product or service to a customer in an amount that reflects the consideration that we expect to receive. This revenue can be recognized at a point in time or over time. We invoice customers based on our contractual arrangements with each customer, which may not be consistent with the period that revenues are recognized. When there is a timing difference between when we invoice customers and when revenues are recognized, we record either a contract asset (accounts receivable) or a contract liability (deferred revenue or unearned revenue), as appropriate. See further discussion related to contract assets and liabilities below.
The majority of our revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. Based on our evaluation process and review of our contracts with customers, in most circumstances the timing and amount of revenue recognized under the new guidance is consistent with our past revenue recognition policy. The majority of our annual revenues are recognized either at the point of sale or upon delivery and customer acceptance, paid for at the time of sale in cash, credit card, or on account with health care plans and programs located throughout the United States (“managed care”) having terms generally between 14 and 120 days, with most paying within 90 days. Revenues recognized over time primarily include product protection plans, eyecare club memberships and management fees earned from our legacy partner.
Refer to Note 8 for the Company’s disaggregation of net revenue by reportable segment. As the reportable segments are aligned by similar economic factors, trends and customers, this disaggregation view best depicts how the nature, amount, and uncertainty of revenue and cash flows are affected by economic factors. The following disaggregation of revenues depicts our revenues based on the timing of revenue recognition.
Disaggregation of Revenues:

In thousands	Three Months Ended March 31, 2018
Revenues recognized at a point in time	$372,765
Revenues recognized over time	35,210
Total net revenue	$407,975
Revenues Recognized at a Point in Time
The revenues include 1) retail sales of prescription and non-prescription eyewear, contact lenses, and related accessories to retail customers (including those covered by managed care), 2) eye exams and 3) wholesale sales of inventory in which our customer is another retail entity.
Owned & Host
Within our owned & host segment, product revenues include sales of prescription and non-prescription eyewear, contact lenses and related accessories to retail customers.
For sales of in-store non-prescription eyewear and related accessories, we recognize revenue at the point of sale. For sales of prescription eyewear, we recognize revenue when the performance obligations identified under the terms of contracts with our customers are satisfied, which generally occurs, for products, when those products have been delivered and accepted by our customers.
Revenue is recognized net of sales taxes and returns. The returns allowance is based on historical return patterns. Provisions for estimated returns are established and the expected costs continue to be recognized as contra-revenue per ASC 606 when the products are sold.
At our America’s Best brand, our lead offer is two pairs of eyeglasses and a free eye exam for one low price (“two-pair deal”). Since an eye exam is a key component in the ability for acceptable prescription eyewear to be delivered to a customer, we concluded that the eye exam service, while capable of being distinct from the eyeglass product delivery, was not distinct in the context of the two-pair deal. As a result, we do not allocate revenue to the eye exam associated with the two-pair deal, and we record all revenue associated with the offer in owned & host net product sales when the customer has received and accepted the merchandise.
Within our owned & host segment services and plans revenues, eye exam services revenues sold on a stand-alone basis are also recognized at the point of sale which occurs immediately after the exam is performed.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
6. Revenue From Contracts With Customers (continued)

Legacy
Within our legacy segment, product revenues include 1) sales of prescription and non-prescription eyewear, contact lenses and related accessories to retail customers in transactions where the retail customer uses a managed-care payor, and 2) wholesale sales of the same inventory types to the legacy partner.
The revenue recognition for the retail sales are identical to similar sales in the owned & host segment.
Wholesale sales of inventory to the legacy partner are recognized at the point in time when control of the inventory has been transferred in accordance with the contractual terms and conditions of sale. Since the wholesale sales of inventory to the legacy partner are a separate performance obligation in our management and services agreement with the legacy partner, we considered the appropriate allocation of consideration to wholesale inventory sales. We concluded that the difference between the stand-alone-selling price of the wholesale inventory and the contractual prices was not material.
Within our legacy segment services and plans revenues, eye exam services sold to retail customers covered by a managed care payor are recognized identically to similar sales in the owned & host segment.
Corporate/Other
Revenues from our non-reportable corporate/other segment are attributable to wholly owned subsidiaries Arlington Contact Lens Services, Inc. (“AC Lens”) and FirstSight Vision Services, Inc. (“FirstSight”). AC Lens sells contact lenses and optical accessory products to retail customers through e-commerce. AC Lens also distributes contact lenses to Walmart and Sam’s Club under fee for services arrangements, reports revenue on a gross basis and is the principal in the arrangement since AC Lens controls the products in those transactions before the products are transferred to the customer. FirstSight issues individual vision care benefit plans in connection with our America’s Best operations in California, and provides or arranges for the provision of optometric services at certain optometric offices next to Walmart and Sam’s Club stores in California.
Revenues Recognized Over Time
Owned & Host
Within our Owned & Host segment, services and plans revenues include revenues from product protection plans (i.e. warranties), eyecare club memberships and HMO membership fees. We offer extended warranty plans in our Owned & Host segment that generally provide for repair and replacement of eyeglasses for primarily a one-year term after purchase. We recognize service revenue under these programs on a straight-line basis over the warranty or service period which is consistent with our efforts expended to satisfy the obligation. Amounts collected in advance for these programs are reported as deferred revenue in the accompanying condensed consolidated balance sheets.
We offer three- and five-year eyecare club memberships in our Owned & Host segment to our contact lens customers. For these plans we apply the guidance in ASC 606 to a portfolio of contracts with similar characteristics. We use estimates and assumptions when accounting for a portfolio that reflect the size and composition of the portfolio of contracts. We selected the portfolio approach because our historical club membership data demonstrated that our club customers behave similarly, such that the difference between the portfolio approach and applying ASC 606 to each contract is not material. We recognize revenue across the contract portfolio based on the value delivered to the customers relative to the remaining services promised under the membership program. We determine the value delivered based on the expected timing and amount of customer usage of eyecare club benefits over the terms of the contracts. Under previous guidance, we recognized revenue for eyecare club memberships on a ratable basis over the service period. Under the new guidance the timing of revenue for three- and five-year eyecare club memberships will be accelerated when compared to straight-line amortization. This change is not expected to have a significant impact on our ongoing consolidated results of operations. The cumulative effect and the impact on revenues is described in the impact section below.
Legacy
Sales of services and plans in our legacy segment include fees earned for managing the operations of our legacy partner. These fees are recorded on a net basis and are based primarily on sales of products and product protection plans to non-managed care customers. We determined that under the terms of the arrangement our legacy partner controls the products and services in the transaction with the retail customer and therefore we act as the agent in those transactions. We recognize this service revenue using the “right to invoice” method allowed under ASC 606 because our right to payment corresponds directly with the value of the management services provided to our legacy partner.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
6. Revenue From Contracts With Customers (continued)

Impact on Condensed Consolidated Financial Statements
The cumulative effect of applying ASC 606 to the Company’s consolidated balance sheet as of December 31, 2017 was as follows:

In thousands	As Previously Reported	Net Adjustments	Current Presentation
Current liabilities:
Deferred Revenue	$62,993	$(13,984)	$49,009
Total current liabilities	$211,309	$(13,984)	$197,325
Other non-current liabilities:
Deferred Revenue	$31,222	$(11,792)	$19,430
Deferred income taxes, net	$73,648	$6,604	$80,252
Total other non-current liabilities	$150,914	$(5,188)	$145,726
Stockholders' equity:
Retained earnings	$37,145	$19,172	$56,317
Total stockholders' equity	$659,588	$19,172	$678,760
The following table summarizes the cumulative effect of adoption of ASC 606 on the Company’s condensed consolidated balance sheet as of March 31, 2018, which reflects the change in timing of revenue recognition relating to eyecare club memberships.

In thousands	With ASC 606 Adoption	Without ASC 606 Adoption	Impact of Adoption
Current liabilities:
Deferred Revenue	$52,500	$67,303	$(14,803)
Total current liabilities	$221,663	$236,466	$(14,803)
Other non-current liabilities:
Deferred Revenue	$20,200	$31,992	$(11,792)
Deferred income taxes, net	$87,282	$80,468	$6,814
Total other non-current liabilities	$149,614	$154,592	$(4,978)
Stockholders' equity:
Retained earnings	$81,219	$61,438	$19,781
Total stockholders' equity	$711,275	$691,494	$19,781

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
6. Revenue From Contracts With Customers (continued)

The following table summarizes the impact of adoption on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2018:

In thousands, except earnings per share	With ASC 606 Adoption	Without ASC 606 Adoption	Impact of Adoption
Net sales of services and plans	$69,198	$68,379	$819
Total net revenue	$407,975	$407,156	$819
Income from operations	$39,643	$38,824	$819
Earnings before income taxes	$30,330	$29,511	$819
Income tax provision	$5,283	$5,493	$(210)
Net income	$25,047	$24,438	$609
Earnings per share:
Basic	$0.34	$0.33	$0.01
Diluted	$0.32	$0.31	$0.01
There were no other material impacts on our condensed consolidated financial statements as a result of our adoption of this new guidance.
Contract Assets and Liabilities
The Company’s contract assets and contract liabilities primarily result from timing differences between the performance of our obligations and the customer’s payment.
Accounts Receivable
Accounts receivable associated with revenues consist primarily of trade receivables and credit card receivables. Trade receivables consist primarily of receivables from managed care payers and receivables from major retailers. Trade receivables and credit card receivables are included in accounts receivable, net, on our condensed consolidated balance sheets, and are presented separately in Note 2. “Details of Certain Balance Sheet Accounts.” Accounts receivable are reduced by allowances for amounts that may become uncollectible. Estimates of our allowance for uncollectible accounts are based on our historical and current operating, billing, and collection trends. Impairment losses recognized on our receivables were approximately $1.6 million and $1.1 million in the first quarter of fiscal years 2018 and 2017, respectively. There was no impact of adoption of ASC 606 on accounts receivable, net.
Unsatisfied Performance Obligations (Contract Liabilities)
Our retail customers generally make payments for prescription eyewear products at the time they place an order. Amounts we collect in advance for undelivered merchandise are reported as unearned revenue in the accompanying condensed consolidated balance sheets. Unearned revenue at the end of a reporting period is estimated based on delivery times throughout the current month and generally ranges from four to 10 days. All unearned revenue at the end of a reporting period is recognized in the next fiscal period. There was no impact of adoption of ASC 606 on our unearned revenue accounts.
Our contract liabilities also consist of deferred revenue on services and plans obligations, primarily product protection plans and eyecare club memberships. The unamortized portion of amounts we collect in advance for these services and plans are reported as deferred revenue in the accompanying condensed consolidated balance sheets (current and non- current portions). Our deferred revenue balance as of March 31, 2018 was $72.7 million. We expect future revenue recognition of this balance of $44.7 million, $20.0 million, $7.3 million, $0.6 million and $0.1 million in fiscal years 2018, 2019, 2020, 2021, and 2022 respectively. We recognized $25.9 million of previously deferred revenues for the three months ended March 31, 2018.

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
The Company’s FirstSight subsidiary is a defendant in a purported class action in the U.S. District Court for the Southern District of California that alleges that FirstSight participated in arrangements that caused the illegal delivery of eye examinations and that FirstSight thereby violated, among other laws, the corporate practice of optometry and the unfair competition and false advertising laws of California. On March 23, 2017, the court granted the motion to dismiss previously filed by FirstSight and dismissed the complaint with prejudice. The plaintiffs filed an appeal to the U.S. Court of Appeals for the Ninth Circuit in April 2017. The Company believes that the claims are without merit.
In May 2017, a complaint was filed against the Company and other defendants alleging, on behalf of a proposed class of consumers who purchased contact lenses online, that 1-800 Contacts, Inc. entered into a series of agreements with the other defendants, including the Company’s AC Lens subsidiary, to suppress certain online advertising and that each defendant thereby engaged in anticompetitive conduct in violation of the Sherman Antitrust Act (the “1-800 Contacts Matter”). The Company has settled the 1-800 Contacts Matter for $7.0 million, without admitting liability. Accordingly, the Company recorded a $7.0 million charge in the second quarter of fiscal year 2017.
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
8. Segment Reporting
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

•
Legacy - The Company manages the operations of 227 legacy retail vision centers within Walmart stores. We earn management fees as a result of providing such services and therefore we record revenue related to sales of products and product protection plans to our legacy partner’s customers on a net basis. We also sell to our legacy partner wholesale merchandise that is stocked in retail locations, and provide central lab processing services for the finished eyeglasses and frames expected to be sold to our legacy partner’s customers. We lease space from our legacy partner within or adjacent to each of the locations we manage and use this space for the provision of optometric examination services. Our legacy agreements were renewed on January 13, 2017, and expire on August 23, 2020, subject to extension pursuant to the terms of the agreements. Sales of services and plans in our legacy segment consist of fees earned for managing the operations of our legacy partner and revenues associated with the provision of eye exams. Revenue associated with managing operations of our legacy partner were $9.3 million and $9.7 million for the three months ended March 31, 2018 and April 1, 2017, respectively. During the three months ended March 31, 2018, sales associated with our legacy partner arrangement represented 10.5% of consolidated net revenue. This exposes us to concentration of customer risk.

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

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Segment Reporting (continued)

Our reportable segment profit measure is EBITDA, or net revenue, less cost applicable to revenue, less selling, general and administrative costs. Depreciation and amortization and other corporate costs that are not allocated to the segments, including interest expense and debt issuance costs are excluded from segment EBITDA. There are no transactions between our reportable segments. There are no differences between the measurement of our reportable segments’ assets and consolidated assets. There have been no changes from prior periods in the measurement methods used to determine reportable segment profit or loss, and there have been no asymmetrical allocations to segments.
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

	Three Months Ended March 31, 2018
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$261,621	$29,109	$50,779	$(2,732)	$338,777
Segment services and plans revenues	58,776	13,649	1,054	(4,281)	69,198
Total net revenue	320,397	42,758	51,833	(7,013)	407,975
Costs of products	74,158	12,888	44,310	(478)	130,878
Costs of services and plans	43,646	4,963	967	—	49,576
Total costs applicable to revenue	117,804	17,851	45,277	(478)	180,454
SG&A	117,937	13,478	38,687	—	170,102
Other expense, net	—	—	122	—	122
EBITDA	$84,656	$11,429	$(32,253)	$(6,535)	57,297
Depreciation and amortization					17,654
Interest expense, net					9,313
Income before income taxes					$30,330

	Three Months Ended April 1, 2017
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$235,102	$28,984	$43,557	$(1,059)	$306,584
Segment services and plans revenues	52,194	12,756	4,175	(5,850)	63,275
Total net revenue	287,296	41,740	47,732	(6,909)	369,859
Costs of products	67,179	13,671	40,183	—	121,033
Costs of services and plans	37,543	3,699	3,533	—	44,775
Total costs applicable to revenue	104,722	17,370	43,716	—	165,808
SG&A	103,800	12,729	33,275	—	149,804
Debt issuance costs	—	—	2,702	—	2,702
Other expense, net	—	—	102	—	102
EBITDA	$78,774	$11,641	$(32,063)	$(6,909)	51,443
Depreciation and amortization					14,423
Interest expense, net					11,492
Income before income taxes					$25,528

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average common shares outstanding for the period and includes the dilutive impact of potential new common shares issuable upon exercise of stock options and vesting of restricted stock units. Potentially dilutive securities are excluded from the computation of diluted EPS if their effect is anti-dilutive. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations is as follows:

	Three Months Ended
In thousands, except EPS data	March 31, 2018	April 1, 2017
Net income	$25,047	$17,070
Weighted average shares outstanding for basic EPS	74,714	56,261
Effect of dilutive securities:
Stock options	3,033	1,673
Restricted stock	90	—
Weighted average shares outstanding for diluted EPS	77,837	57,934
Basic EPS	$0.34	$0.30
Diluted EPS	$0.32	$0.29
Anti-dilutive options outstanding excluded from EPS	—	218
10. Accumulated Other Comprehensive Loss
Changes in the fair value of the Company’s cash flow hedge derivative instruments since inception are recorded in AOCL. The following table presents the change in AOCL during the three months ended March 31, 2018 and April 1, 2017, respectively:

	Three Months Ended
In thousands	March 31, 2018	April 1, 2017
Cash flow hedging activity
Balance at beginning of period	$(9,868)	$(14,556)
Other comprehensive income (loss) before reclassification	4,093	(935)
Tax effect of other comprehensive income (loss) before reclassification	(1,048)	358
Amount reclassified from AOCL	2,123	605
Tax effect of amount reclassified from AOCL	(544)	(232)
Net current period other comprehensive income (loss), net of tax	4,624	(204)
Balance at end of period	$(5,244)	$(14,760)
Amounts reclassified from AOCL to earnings are included in interest expense in the accompanying condensed consolidated statements of operations. See Note 3. “Fair Value Measurements of Financial Assets and Liabilities” for a description of the Company’s use of cash flow hedging derivatives.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of the Annual Report as such risk factors may be updated from time to time in our periodic filings with the SEC.  Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Form 10-Q.
Overview
We are one of the largest and fastest growing optical retailers in the United States and a leader in the attractive value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best, no matter what their budget. Our mission is to make quality eyecare and eyewear affordable and accessible to all Americans. We achieve this by providing eye exams, eyeglasses and contact lenses to cost-conscious and low-income consumers. We deliver exceptional value and convenience to our customers, with an opening price point that strives to be among the lowest in the industry, enabled by our low-cost operating platform. We reach our customers through a diverse portfolio of 1,027 retail stores across five brands and 20 consumer websites as of March 31, 2018.
Our operations consist of two reportable segments:

•
Owned & host - As of March 31, 2018, our owned brands consisted of 608 America’s Best Contacts and Eyeglasses (“America’s Best”) retail stores and 107 Eyeglass World retail stores. In America’s Best stores, vision care services are provided by optometrists employed by us or by independent professional corporations. America’s Best stores are primarily located in high-traffic strip centers next to similar nationally-known discount retailers. Eyeglass World locations primarily feature independent optometrists who perform eye exams and on-site optical laboratories that enable stores to quickly fulfill many customer orders and make repairs on site. Eyeglass World stores are primarily located in freestanding or in-suite locations near high-foot-traffic shopping centers. Our two host brands consisted of 56 Vista Optical locations on military bases and 29 Vista Optical locations within Fred Meyer stores. We have strong, long-standing relationships with our host partners and have maintained each partnership for over 18 years. Both host brands compete within the value segment of the U.S. optical retail industry. These brands provide eye exams principally by independent optometrists in nearly all locations. All brands utilize our centralized laboratories. This segment also includes sales from our four store websites, three of which are omni-channel.

•
Legacy - We managed the operations of, and supplied inventory and laboratory processing services to, 227 Vision Centers in Walmart retail locations as of March 31, 2018. Under our management & services agreement, our responsibilities include ordering and maintaining merchandise inventory, arranging the provision of optometry services, providing managers and staff at each location, training personnel, providing sales receipts to customers, maintaining necessary insurance, obtaining and holding required licenses, permits and accreditations, owning and maintaining store furniture, fixtures and equipment, and developing annual operating budgets and reporting. We earn management fees as a result of providing such services and we record revenue related to sales of products and product protection plans to Walmart’s customers on a net basis. Our management & services agreement also allows our legacy partner to collect penalties if the Vision Centers do not generate a requisite amount of revenues. We also sell to our legacy partner merchandise that is stocked in retail locations we manage pursuant to a separate supplier agreement, and provide to our legacy partner centralized laboratory services for the finished eyeglasses for our legacy partner’s customers in stores that we manage. We lease space from Walmart within or adjacent to each of the locations we manage and use this space for the provision of optometric examination services. During the three months ended March 31, 2018, sales associated with our legacy partner arrangement represented 10.5% of consolidated net revenue. This exposes us to concentration of customer risk. Our agreements with our legacy partner expire on August 23, 2020, and will automatically renew for a three-year period unless a party elects not to renew.

Our consolidated results also include other non-reportable segment activity recorded in our corporate/other category, which include:

•
Our e-commerce platform of 16 dedicated websites managed by our wholly-owned subsidiary, Arlington Contact Lens Service, Inc. (“AC Lens”). Our e-commerce business consists of six proprietary branded websites, including aclens.com, discountglasses.com and discountcontactlenses.com, and 10 third-party websites with established retailers, such as Walmart, Sam’s Club and Giant Eagle, and mid-sized vision insurance providers. AC Lens handles site management, customer relationship management and order fulfillment and also sells a wide variety of contact lenses, eyeglasses and eyecare accessories.

•
AC Lens also distributes contact lenses to Walmart and Sam’s Club under fee for service arrangements. We record revenue for these activities and we incur costs at a higher percentage of sales than other product categories, given the wholesale nature of the business.

•
Managed care business conducted by FirstSight Vision Services, Inc. (“FirstSight”), our wholly-owned subsidiary that is licensed as a single-service health plan under California law, which arranges for the provision of optometric services at the offices next to Eyeglass World, Walmart and Sam’s Club stores throughout California, and also issues individual vision care benefit plans in connection with our America’s Best operations in California.

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
Deferred revenue represents cash basis sales of product protection plans and club memberships, and is the timing difference of when we collect the cash from the customer and performance of the service to the customer. The increases or decreases in deferred revenue represent cash collections in the reporting period in excess of or below the recognition of previous deferrals and are presented in the reconciliation column in Note 8. “Segment Reporting” in Part 1. Item 1. of this Form 10-Q to adjust segment revenues on a cash basis to revenues as presented in our condensed consolidated financial statements.
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

Comparable Store Sales Growth
Comparable store sales growth is a key driver of our business. Various factors affect comparable store sales, including:

•	consumer preferences, buying trends and overall economic trends;

•	the recurring nature of eyecare purchases;

•	our ability to identify and respond effectively to customer preferences and trends;

•	our ability to provide an assortment of high quality/low cost product offerings that generate new and repeat visits to our stores;

•	the customer experience we provide in our stores;

•	the availability of vision care professionals;

•	our ability to source and receive products accurately and timely;

•	changes in product pricing, including promotional activities;

•	the number of items purchased per store visit; and

•	the number of stores that have been in operation for more than 12 months.
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
Vision Care Professional Recruitment and Coverage
Our ability to operate our stores is largely dependent upon our ability to attract and retain qualified vision care professionals, and to maintain our relationships with independent optometrists and professional corporations owned by eyecare practitioners that provide vision care services in our stores.
Overall Economic Trends
Macroeconomic factors that may affect customer spending patterns, and thereby our results of operations, include employment rates, business conditions, changes in the housing market, the availability of credit, interest rates, tax rates and fuel and energy costs. However, eyecare purchases are predominantly a medical necessity and are considered non-discretionary in nature. Therefore, the overall economic environment and related changes in consumer behavior have less of an impact on our business than for retailers in other industries. We also benefit from our low prices during periods of economic downturn and uncertainty.
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

How We Assess the Performance of our Business
We consider a variety of financial and operating measures in assessing the performance of our business. The key measures we use to determine how our business is performing are net revenue, costs applicable to revenue, and selling, general, and administrative expenses. In addition, we also review other important metrics such as store growth, adjusted comparable store sales growth, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income.
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
Costs Applicable to Revenue
Costs applicable to revenue include both costs of net product sales and costs of net sales of services and plans. Costs of net product sales include (i) costs to procure non-prescription eyewear, contact lenses, and accessories, which we purchase and sell in finished form, (ii) costs to manufacture finished prescription eyeglasses, including direct materials, labor, and overhead, and (iii) remake costs, warehousing and distribution expenses, and internal transfer costs. Costs of services and plans include costs associated with warranty programs, eyecare and discount club memberships, HMO membership fees, eyecare practitioner and exam technician payroll, taxes and benefits and optometric and other service costs. Customer tastes and preferences, product mix, changes in technology, significant increases or slowdowns in production, and other factors impact costs applicable to revenue. The components of our costs applicable to revenue may not be comparable to other retailers.
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

Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income
We define Adjusted EBITDA as net income, plus interest expense, income tax provision and depreciation and amortization, as further adjusted to exclude stock compensation expense, costs associated with debt refinancing, non-cash inventory write-offs, new store pre-opening expenses, non-cash rent, secondary offering expenses and other expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue. We define Adjusted Net Income as net income, plus stock compensation expense, costs associated with debt refinancing, non-cash inventory write-offs, new store pre-opening expenses, non-cash rent, secondary offering expenses, amortization of acquisition intangibles and deferred financing costs and other expenses, tax benefit of stock option exercises less the tax effect of these adjustments. Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income are key metrics used by management to assess our financial performance. Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income are also frequently used by analysts, investors and other interested parties. We use Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation and to compare our performance against that of other peer companies using similar measures. See “—Non-GAAP Financial Measures” for additional information.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net revenue.

	Three Months Ended
In thousands, except store data	March 31, 2018	April 1, 2017
Revenue:
Net product sales	$338,777	$306,584
Net sales of services and plans	69,198	63,275
Total net revenue	407,975	369,859
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	130,878	121,033
Services and plans	49,576	44,775
Total costs applicable to revenue	180,454	165,808
Operating expenses:
Selling, general and administrative expenses	170,102	149,804
Depreciation and amortization	17,654	14,423
Other expense, net	122	102
Total operating expenses	187,878	164,329
Income from operations	39,643	39,722
Interest expense, net	9,313	11,492
Debt issuance costs	—	2,702
Earnings before income taxes	30,330	25,528
Income tax provision	5,283	8,458
Net income	$25,047	$17,070

Operating data:
Number of stores open at end of period	1,027	962
New stores opened	15	21
Adjusted EBITDA	$61,089	$58,906

	Three Months Ended
	March 31, 2018	April 1, 2017
Percentage of net revenue:
Total costs applicable to revenue	44.2%	44.8%
Selling, general, and administrative expenses	41.7%	40.5%
Total operating expenses	46.1%	44.4%
Income from operations	9.7%	10.7%
Net income	6.1%	4.6%
Adjusted EBITDA margin	15.0%	15.9%
Three Months Ended March 31, 2018 compared to Three Months Ended April 1, 2017
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for the three months ended March 31, 2018 compared to the three months ended April 1, 2017.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Three Months Ended March 31, 2018	Three Months Ended April 1, 2017	March 31, 2018	April 1, 2017	Three Months Ended March 31, 2018		Three Months Ended April 1, 2017
Owned & host segment
America’s Best	4.6%	6.9%	608	546	$264,243	65%	$235,791	64%
Eyeglass World	6.3%	3.9%	107	104	45,414	11%	41,219	11%
Military	2.8%	(8.3)%	56	56	6,879	2%	6,644	2%
Fred Meyer	6.0%	(4.5)%	29	29	3,861	1%	3,642	1%
Owned & host segment total			800	735	$320,397	79%	$287,296	78%
Legacy segment	3.3%	(2.8)%	227	227	42,758	10%	41,740	11%
Corporate/Other	—%	—%	—	—	51,833	13%	47,732	13%
Reconciliations	—%	—%	—	—	(7,013)	(2)%	(6,909)	(2)%
Total	4.6%	5.7%	1,027	962	$407,975	100%	$369,859	100%
Adjusted comparable store sales growth(3)	4.6%	4.4%

(1)
We calculate total comparable store sales based on consolidated net revenue excluding the impact of (i) corporate/other segment net revenue, (ii) sales from stores opened less than 12 months, (iii) stores closed in the periods presented, (iv) sales from partial months of operation when stores do not open or close on the first day of the month and (v) if applicable, the impact of a 53rd week in a fiscal year. Brand-level comparable store sales growth is calculated based on cash basis revenues consistent with what the CODM reviews, and consistent with reportable segment revenues presented in Note 8. “Segment Reporting” in our condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q, with the exception of the legacy segment, which is adjusted as noted in clause (ii) of footnote (3) below.

(2)	Percentages reflect line item as a percentage of net revenue.

(3)
There are two differences between total comparable store sales growth based on consolidated net revenue and adjusted comparable store sales growth: (i) adjusted comparable store sales growth includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in a decrease of 0.1% and 0.8% from total comparable store sales growth based on consolidated net revenue for the three months ended March 31, 2018 and April 1, 2017, respectively, and (ii) adjusted comparable store sales growth includes retail sales to the legacy partner’s customers (rather than the revenues recognized consistent with the management & services agreement), resulting in an increase of 0.1% and a decrease of 0.5% from total comparable store sales growth based on consolidated net revenue for the three months ended March 31, 2018 and April 1, 2017, respectively.

Total net revenue of $408.0 million for the three months ended March 31, 2018 increased $38.1 million, or 10.3%, from $369.9 million for the three months ended April 1, 2017. This increase was driven approximately 50% by new stores, approximately 40% by comparable store sales growth and approximately 10% by order volume in our AC Lens business within the corporate/other segment.
In the three months ended March 31, 2018, we opened 15 new stores, all of which were in our America’s Best brand. Additionally, we closed one America’s Best store. Overall, store count grew 6.8% from April 1, 2017 to March 31, 2018 (62 net new America’s Best locations and three net new Eyeglass World location were added in the 12 months ended March 31, 2018). Comparable store sales growth and adjusted comparable store sales growth were each 4.6% for the three months ended March 31, 2018. Comparable store sales growth and adjusted comparable store sales growth were driven by increases in both customer transactions and average ticket. We believe the increases in net revenue and customer transactions were primarily due to execution of our key strategies, including new store maturation, advertising and expansion of our participation in managed care programs.
Net product sales increased $32.2 million, or 10.5%, in the three months ended March 31, 2018 compared to the three months ended April 1, 2017, driven primarily by eyeglass sales and, to a lesser extent, contact lens sales. Net sales of services and plans increased $5.9 million, or 9.4%, driven primarily by eye exam sales in our owned & host segment. The eye exam increase was driven primarily by expanding participation in managed care programs and our store growth. To a lesser extent, warranty program sales and Eyecare Club membership sales also contributed to the increase. The warranty program sales increase was driven by increased sales in our America’s Best brand. The increase in Eyecare Club membership sales was primarily driven by the $0.8 million deferred revenue accounting change discussed in Note 6. “Revenue From Contracts With Customers” of our condensed consolidated financial statements included in Part 1. Item 1. of this Form 10-Q.

As a result of changes in applicable California law, certain optometrists employed by FirstSight were transferred to a professional corporation that contracts directly with our legacy segment in the third quarter of fiscal year 2017. This change led to an increase in legacy segment eye exam revenue and optometrist payroll costs of $1.2 million and $0.8 million, respectively, in the three months ended March 31, 2018. A corresponding decrease was recorded in our FirstSight subsidiary within the corporate/other segment. Therefore, the change had no impact on consolidated income from operations. As of March 31, 2018, approximately half of the applicable optometrists have been transferred, and we expect the remaining half to be transferred in the fourth quarter of fiscal year 2018.
In addition, in connection with these changes in California law, effective October 1, 2017, FirstSight ceased the sale of vision managed care products in Walmart locations in California that are not operated by the Company. As a result, FirstSight net revenue and associated costs in the first quarter of fiscal year 2018 were both approximately $1.8 million lower than the first quarter of fiscal year 2017, and there was an immaterial impact on income from operations. In the balance of fiscal year 2018, we expect this change to negatively impact both FirstSight net revenue and associated costs by approximately $1.8 million to $2.0 million in each of the second and third quarters, with an immaterial impact on income from operations.
Owned & host segment net revenue. Net revenue for our owned & host segment increased $33.1 million, or 11.5%, due to comparable store sales growth and new store openings which increased sales across our key product categories. The growth was predominately driven by performance in America’s Best and Eyeglass World.
Legacy segment net revenue. Net revenue for our legacy segment grew $1.0 million, or 2.4%, primarily driven by $1.3 million in incremental eye exam sales, partially offset by lower customer transactions. The increased eye exam sales were primarily the result of changes to our FirstSight operations required by changes in applicable California law discussed above. The FirstSight operations changes resulted in a favorable impact of approximately 205 basis points in comparable store sales growth in the legacy segment.
Corporate/Other segment net revenue. Net revenue in the corporate/other segment increased $4.1 million, or 8.6%, driven by unit growth in our AC Lens online retail business and, to a lesser extent, unit growth in our wholesale order fulfillment business, partially offset by a $3.0 million reduction in sales as a result of the FirstSight operations changes discussed above.
Net revenue reconciliations. Reconciliations include increases in deferred revenue of $4.3 million and $5.9 million, and increases in unearned revenue of $2.7 million and $1.1 million for the three months ended March 31, 2018 and April 1, 2017, respectively. The accounting change described in Note 1. “Description of Business and Basis of Presentation” of our condensed consolidated financial statements included in Part 1. Item 1. of this Form 10-Q contributed to the lower increase in deferred revenue for the three months ended March 31, 2018 compared to the three months ended April 1, 2017, due to acceleration of deferred revenue amortization in the three months ended March 31, 2018. Deferred revenue for the three months ended March 31, 2018 was also driven by slower growth in our warranty program sales and Eyecare Club membership sales than other product categories.
Differences between the change in unearned revenue for the three months ended March 31, 2018 and April 1, 2017 were primarily the result of calendar influences on cash basis sales of prescription eyewear in our stores the last few days of the respective quarter, and differences in the average days for delivery and customer pick-up during those periods. Unearned revenue was higher in December 2016 compared to December 2017 due to an extra sales day in the 2016 period as a result of the timing of the Christmas holiday. The combination of these factors resulted in an overall increase in unearned revenue growth in the three months ended March 31, 2018 when compared to the three months ended April 1, 2017.
Costs applicable to revenue
Costs applicable to revenue of $180.5 million for the three months ended March 31, 2018 increased $14.6 million, or 8.8%, from $165.8 million for the three months ended April 1, 2017. As a percentage of net revenue, costs applicable to revenue decreased from 44.8% for the three months ended April 1, 2017 to 44.2% for the three months ended March 31, 2018. The decrease was primarily driven by a $2.0 million inventory write-off in the first quarter of fiscal year 2017, partially offset by increased optometrist costs in the three months ended March 31, 2018.
Costs of products as a percentage of net product sales decreased from 39.5% for the three months ended April 1, 2017 to 38.6% for the three months ended March 31, 2018, driven by the $2.0 million inventory write-off and lower eyeglass costs, partially offset by our growing AC Lens business. The inventory write-off recorded in our corporate/other segment in the three months ended April 1, 2017 was related to slow-moving contact lens inventory which had expired or would expire prior to possible sale. No such write-off was recorded in the three months ended March 31, 2018. Eyeglass costs were impacted by incremental vendor credits received in the three months ended March 31, 2018. Our AC Lens net revenue grew faster than our store brands in the three months ended March 31, 2018, and AC Lens had a higher cost of products as a percentage of net revenue than our other businesses.

Owned & host segment costs of products. In the owned & host segment, costs of products as a percentage of net product sales decreased from 28.6% for the three months ended April 1, 2017 to 28.3% for the three months ended March 31, 2018. The decrease was primarily driven by lower eyeglass costs as described above.
Legacy segment costs of products. In the legacy segment, costs of products as a percentage of net product sales decreased from 47.2% for the three months ended April 1, 2017 to 44.3% for the three months ended March 31, 2018. The decrease was primarily driven by the one-time sale of contact lens inventory at cost to our wholesale partner in the three months ended April 1, 2017 and increased eyeglass net revenue in the three months ended March 31, 2018 as a result of increased managed care penetration year-over-year. Legacy managed care net revenue is recorded in net product sales while revenue associated with servicing non-managed care customers is recorded in net sales of services and plans. Eyeglass costs for both managed care and non-managed care net revenue are recorded in costs of products. Changes in managed care customer mix have no impact on combined legacy segment products and services margin.
Costs of services and plans as a percentage of net sales of services and plans increased from 70.8% for the three months ended April 1, 2017 to 71.6% for the three months ended March 31, 2018. The increase was primarily driven by higher optometrist costs, partially offset by increased eye exam sales as a result of our growing managed care penetration. Optometrist costs increased as a result of store coverage in new markets and wage pressure in certain geographic markets.
Owned & host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans in the owned & host segment increased from 71.9% for the three months ended April 1, 2017 to 74.3% for the three months ended March 31, 2018. The increase was driven by higher optometrist costs as described above, partially offset by increased eye exam sales as a result of our growing managed care business.
Legacy segment costs of services and plans. In the legacy segment, costs of services and plans as a percentage of net sales of services and plans increased from 29.0% for the three months ended April 1, 2017 to 36.4% for the three months ended March 31, 2018. The increase was primarily driven by increased optometrist costs and, to a lesser extent, lower management fees, partially offset by increased eye exam sales. The higher optometrist costs and increased eye exam sales mix were both primarily the result of the FirstSight operations changes discussed in “—Net revenue” above. Management fees from our legacy segment declined due to the corresponding impact of the increased managed care penetration as described above.
Selling, general and administrative expenses
SG&A of $170.1 million for the three months ended March 31, 2018 increased $20.3 million, or 13.5%, from the three months ended April 1, 2017. As a percentage of net revenue, SG&A increased from 40.5% for the three months ended April 1, 2017 to 41.7% for the three months ended March 31, 2018. The increase as a percentage of net revenue was primarily driven by store and corporate payroll and, to a lesser extent, advertising, occupancy and performance-based incentive compensation. Payroll growth as a percentage of net revenue was primarily driven by the Company’s expansion into new markets and, to a lesser extent, incremental corporate payroll as a result of becoming a public company in the fourth quarter of fiscal year 2017. The increase in advertising as a percentage of net revenue was primarily driven by increased digital marketing in our peak season. The increase in occupancy as a percentage of net revenue was primarily driven by the addition of 65 net new stores in our owned & host segment in the 12 months ended March 31, 2018. We incurred higher performance-based incentive compensation expense as a percentage of net revenue in the three months ended March 31, 2018 compared to the three months ended April 1, 2017 based on our lower 2017 performance compared to plan.
Owned & host SG&A. In the owned & host segment, SG&A as a percentage of net revenue was 36.8% for the three months ended March 31, 2018 compared to 36.1% for the three months ended April 1, 2017, driven primarily by store payroll and, to a lesser extent, advertising and occupancy, all of which are described above.
Legacy segment SG&A. In the legacy segment, SG&A as a percentage of net revenue increased from 30.5% for the three months ended April 1, 2017 to 31.5% for the three months ended March 31, 2018, driven primarily by store payroll as a result of wage pressure.
Depreciation and amortization
Depreciation and amortization expense of $17.7 million for the three months ended March 31, 2018 increased $3.2 million, or 22.4%, from $14.4 million for the three months ended April 1, 2017 primarily driven by new store openings, as well as investments in optical laboratories, distribution centers and information technology infrastructure. Our property and equipment balance, net, increased $6.3 million, or 2.2%, during the three months ended March 31, 2018, reflective of $20.9 million in purchases of property and equipment, $1.7 million in new capital leases, less $15.6 million in depreciation expense and $0.7 million in other adjustments. New assets are out-pacing retirements by a significant margin and, therefore, we expect continued increases in depreciation expense for the foreseeable future as we continue to execute our growth strategy.

Interest expense, net
Interest expense, net, of $9.3 million for the three months ended March 31, 2018 decreased $2.2 million, or 19.0%, from $11.5 million for the three months ended April 1, 2017. Interest expense decreased $3.4 million resulting from the payoff of our $125.0 million second lien term loans and $235.0 million in outstanding amount of our first lien term loans, during the fourth quarter of fiscal year 2017. An additional decrease of interest expense resulted from the reduction of deferred debt cost amortization, and corresponding reduction of discounts, related to repayment of outstanding debt in connection with our initial public offering (the “IPO”) during the fourth quarter of fiscal year 2017. These reductions were partially offset with $1.5 million in additional interest expense during the three months ended March 31, 2018 related to interest payments paid to counterparties associated with our derivative cash flow hedges.
Income tax provision
Our effective income tax rate, or ETR, was 17.4% and 33.1% for three months ended March 31, 2018 and April 1, 2017, respectively. Our lower ETR for the three months ended March 31, 2018 was largely due to the reduced federal statutory rate from 35% to 21% as part of the Tax Cuts and Jobs Act of 2017, effective for tax years beginning on or after January 1, 2018. During the three months ended March 31, 2018, our expected combined statutory federal and state rate was reduced 8.9% by a $2.7 million income tax benefit resulting from stock option exercises. Other items aggregated to a 0.5% increase in the rate for the period.
Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income
We define EBITDA as net income, plus interest expense, income tax provision and depreciation and amortization. We define Adjusted EBITDA as EBITDA, further adjusted to exclude stock compensation expense, costs associated with debt refinancing, non-cash inventory write-offs, new store pre-opening expenses, non-cash rent, secondary offering expenses and other expenses. We describe these adjustments reconciling net income to EBITDA and Adjusted EBITDA in the tables below.We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total net revenue. We define Adjusted Net Income as net income, plus stock compensation expense, costs associated with debt refinancing, non-cash inventory write-offs, new store pre-opening expenses, non-cash rent, secondary offering costs, amortization of acquisition intangibles and deferred financing costs and other expenses, tax benefit of stock option exercises less the tax effect of these adjustments. We describe these adjustments reconciling net income to Adjusted Net Income in the tables below.
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income have been presented as supplemental measures of financial performance that are not required by, or presented in accordance with GAAP, because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income are useful to investors in highlighting trends in our operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. We also use EBITDA, Adjusted EBITDA , Adjusted EBITDA Margin and Adjusted Net Income to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation and to compare our performance against that of other peer companies using similar measures. Management supplements GAAP results with non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income are not recognized terms under GAAP and should not be considered as an alternative to net income or income from operations as a measure of financial performance or cash flows provided by operating activities as a measure of liquidity, or any other performance measure derived in accordance with GAAP. Additionally, these measures are not intended to be a measure of free cash flow available for management’s discretionary use as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements. EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income should not be construed to imply that our future results will be unaffected by unusual or non-recurring items. In evaluating EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by primarily relying on our GAAP results in addition to using EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income supplementally.

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
Because of these limitations, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income should not be considered as measures of discretionary cash available to invest in business growth or to reduce indebtedness.
The following table reconciles our net income to EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income for the periods presented:

	Three Months Ended
In thousands	March 31, 2018		April 1, 2017
Net income	$25,047	6.1%	$17,070	4.6%
Interest expense	9,313	2.3%	11,492	3.1%
Income tax provision	5,283	1.3%	8,458	2.3%
Depreciation and amortization	17,654	4.3%	14,423	3.9%
EBITDA	57,297	14.0%	51,443	13.9%

Stock compensation expense (a)	1,596	0.4%	1,104	0.3%
Debt issuance costs (b)	—	—%	2,702	0.7%
Non-cash inventory write-offs (c)	—	—%	2,015	0.5%
New store pre-opening expenses (d)	474	0.1%	618	0.2%
Non-cash rent (e)	300	0.1%	358	0.1%
Secondary offering expenses (f)	1,191	0.3%	—	—%
Other (g)	231	0.1%	666	0.2%
Adjusted EBITDA/ Adjusted EBITDA Margin	$61,089	15.0%	$58,906	15.9%
Note: Percentages reflect line item as a percentage of net revenue

	Three Months Ended
In thousands	March 31, 2018	April 1, 2017
Net income	$25,047	$17,070
Stock compensation expense (a)	1,596	1,104
Debt issuance costs (b)	—	2,702
Non-cash inventory write-offs (c)	—	2,015
New store pre-opening expenses (d)	474	618
Non-cash rent (e)	300	358
Secondary offering expenses (f)	1,191	—
Other (g)	231	666
Amortization of acquisition intangibles and deferred financing costs (h)	2,281	2,859
Tax benefit of stock option exercises (i)	(2,695)	—
Tax effect of total adjustments (j)	(1,555)	(4,129)
Adjusted Net Income	$26,870	$23,263

(a)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards.

(b)	Fees associated with the borrowing of $175.0 million in additional principal under our first lien credit agreement during the first fiscal quarter of 2017.

(c)	Reflects write-offs of inventory relating to the expiration of a specific type of contact lenses that could not be sold and required disposal.

(d)
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

(e)
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

(f)	Expenses related to our secondary public offering for the three months ended March 31, 2018.

(g)
Other adjustments include amounts that management believes are not representative of our operating performance, including our share of losses on equity method investments of $0.2 million and $0.1 million for the three months ended March 31, 2018 and April 1, 2017, respectively; management fees of $0.3 million paid to KKR Sponsor and Berkshire in accordance with our monitoring agreement for the three months ended April 1, 2017 that was terminated automatically in accordance with its terms upon the consummation of the IPO in October 2017; the amortization impact of the KKR Acquisition-related adjustments (e.g., fair value of leasehold interests) of $17 thousand and $(0.1) million for the three months ended March 31, 2018 and April 1, 2017, respectively, related to prior acquisitions; expenses related to preparation for being an SEC registrant that were not directly attributable to the IPO and therefore not charged to equity of $0.5 million for the three months ended April 1, 2017; differences between the timing of expense versus cash payments related to contributions to charitable organizations of $(0.3) million during the three months ended March 31, 2018 and April 1, 2017; costs of severance and relocation of $0.2 million and $16 thousand for the three months ended March 31, 2018 and April 1, 2017 respectively; and other expenses and adjustments totaling $0.1 million and $0.1 million for the three months ended March 31, 2018 and April 1, 2017, respectively.

(h)
Amortization of acquisition intangibles related to the additional expense incurred due to the increase in the carrying values of amortizing intangible assets as a result of the KKR Acquisition of $1.9 million for the three months ended March 31, 2018 and April 1, 2017. Amortization of deferred financing costs is primarily associated with the March 2014 term loan borrowings in connection with the KKR Acquisition and, to a lesser extent, amortization of deferred loan discount costs associated with the May 2015 and February 2017 incremental first lien term loans and the November 2017 first lien term loan refinancing, aggregating to $0.4 million and $1.0 million for the three months ended March 31, 2018 and April 1, 2017, respectively.

(i)
Tax benefit associated with accounting guidance adopted at the beginning of fiscal year 2017 (Accounting Standards Update 2016-09, Compensation - Stock Compensation), requiring excess tax benefits to be recorded in earnings as discrete items in the reporting period in which they occur.

(j)	Represents the tax effect of the total adjustments at our estimated annual normalized effective tax rate.

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
As of March 31, 2018, we had $58.4 million in cash and cash equivalents and $94.5 million of additional availability under our revolving credit facility, which reflects $5.5 million in outstanding letters of credit.
We spent $22.8 million in capital expenditures in the three months ended March 31, 2018. Approximately 80% of our planned capital expenditures are related to our expected growth (i.e. new stores, optometric equipment, additional capacity in our optical laboratories and distribution centers, and our IT infrastructure). We plan on opening approximately 75 stores during fiscal year 2018 (inclusive of the fifteen new stores opened through March 31, 2018). Our working capital requirements for inventory will increase as we continue to open additional stores. We primarily fund our working capital needs using cash provided by operations.
The following table summarizes the net cash provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended
In thousands	March 31, 2018	April 1, 2017
Cash flows provided by (used for):
Operating activities	$77,787	$46,505
Investing activities	(22,676)	(20,703)
Financing activities	(301)	(375)
Net increase in cash and cash equivalents and restricted cash	$54,810	$25,427
Net Cash Provided by Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred income taxes, non-cash stock option compensation, non-cash inventory adjustments, bad debt expense, and changes in operating assets and liabilities.
Net cash provided by operating activities increased $31.3 million, or 67.3%, during the three months ended March 31, 2018 compared to the three months ended April 1, 2017. Net cash provided by operating activities was $77.8 million for the three months ended March 31, 2018, which consisted of non-cash items of $27.2 million, $25.0 million of net income and a decrease in net working capital and other assets and liabilities of $25.6 million. Net cash provided by operating activities was $46.5 million for the three months ended April 1, 2017, as non-cash items of $31.3 million and $17.1 million of net income were partially offset by an increase in net working capital and other assets and liabilities of $1.9 million.
The decrease in net working capital and other assets and liabilities during the three months ended March 31, 2018 was primarily due to increases in accrued expenses and other liabilities of $12.5 million, deferred and unearned revenue of $6.5 million, and accounts payable of $10.4 million. Increases in accrued expenses and other liabilities is reflective of our growth as new stores are added monthly. We opened 15 new stores during the three months ended March 31, 2018, with one closure. Increases in deferred and unearned revenues are consistent with increased overall net revenue resulting from new stores and positive comparable store sales growth. Increases in accounts payable primarily reflect timing of payments to vendors. These changes were partially offset by increases in inventories of $3.0 million, accounts receivable of $0.2 million, and other assets of $0.6 million. Increases in inventory are generally expected each period, and reflect our growth in sales of products, including product replenishment needs at existing stores and inventory needed to outfit new stores. Increases in accounts receivable and other assets are generally expected each period due to net revenue growth and overall increases in the size of consolidated operations.

The increase in net working capital and other assets and liabilities during the three months ended April 1, 2017 was primarily due to an increase in accounts receivable of $7.6 million, inventories of $1.7 million, increase in other assets of $0.8 million, and a decrease of accounts payable of $9.4 million partially offset by an increase in deferred and unearned revenue of $6.3 million and an increase in accrued expenses and other liabilities of $11.4 million. The accounts payable decrease was primarily due to a large vendor payment on the last day of the fiscal quarter. Increases in accounts receivable, inventories, other assets and accrued expenses reflect the Company’s overall growth. We opened 21 new stores during the three months ended April 1, 2017, with two closures. Increases in deferred and unearned revenue are consistent with increased overall revenue resulting from new stores added monthly.
Of the $31.3 million increase in operating cash flow, $19.8 million was due to changes in timing of payments made to vendors on accounts payable. During the three months ended April 1, 2017, the net change in accounts payable represented a $9.4 million use of cash, compared to the three months ended March 31, 2018, where the change in accounts payable provided cash of $10.4 million. Additionally, net income increased by $8.0 million. Therefore, $27.8 million, or approximately 89% of the increase, was due to increased net income and timing of payments to vendors.
Net Cash Used for Investing Activities
Net cash used for investing activities increased by $2.0 million, to $22.7 million, during the three months ended March 31, 2018 from $20.7 million during the three months ended April 1, 2017. The change in cash used for investing activities included an increase of $2.1 million in purchases of property and equipment to support our growth, including new stores, improvements to our optical laboratories and distribution centers, and continued development of our IT infrastructure.
Net Cash Used for Financing Activities
Net cash used for financing activities decreased by $0.1 million, to $0.3 million, during the three months ended March 31, 2018 from $0.4 million during the three months ended April 1, 2017. The primary drivers of the overall cash used for financing activities were quarterly principal payments required under our first lien credit agreement. We paid $1.4 million and $2.1 million in principal payments during the three months ended March 31, 2018 and April 1, 2017, respectively. Additionally, we paid $0.3 million and $0.2 million in capital lease obligations during the three months ended March 31, 2018 and April 1, 2017, respectively. During the three months ended March 31, 2018, we purchased treasury stock in the amount of $0.9 million. This was partially offset by $2.3 million and $1.9 million in proceeds related to the exercise of stock options during the three months ended March 31, 2018 and April 1, 2017, respectively.
Off-balance Sheet Arrangements
We follow U.S. GAAP in making the determination as to whether or not to record an asset or liability related to our arrangements with third parties. Consistent with current accounting guidance, we do not record an asset or liability associated with operating leases or with long-term marketing and promotional commitments. We have disclosed the amount of future commitments associated with these items in our consolidated financial statements. We are not a party to any other off-balance sheet arrangements during the three months ended March 31, 2018.
Contractual Obligations
During the three months ended March 31, 2018, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of December 30, 2017 in the Annual Report.
Critical Accounting Policies and Estimates
Management has evaluated the accounting policies used in the preparation of the Company’s condensed consolidated financial statements and related notes and believe those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Annual Report dated December 31, 2017, in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the Annual Report, except for the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers and ASU No. 2016-18, Restricted Cash discussed in Note 1. “Description of Business and Basis of Presentation” of our condensed consolidated financial statements included in Part 1. Item 1. of this Form 10-Q

Recently Issued Accounting Pronouncements
The information set forth in Note 1. “Description of Business and Basis of Presentation” to our condensed consolidated financial statements under Part I. Item 1. under the heading “Recently Issued Accounting Pronouncements” of this Form 10-Q is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have market risk exposure from changes in interest rates. We, when appropriate, use derivative financial instruments to mitigate the risk from such exposure. A discussion of our accounting policies for derivative financial instruments is included in Note 3. “Fair Value Measurement of Financial Assets and Liabilities,” to our condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q.
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
As of March 31, 2018, all of our $567.2 million in term loan debt was subject to variable interest rates, with a weighted average borrowing rate of 4.3%. After inclusion of the notional amount of $465.0 million of interest rate swaps fixing a portion of the variable rate debt, $102.2 million, or 18.0% of our debt, is subject to variable rates. Assuming an increase to market rates of 1.0% as of March 31, 2018, we would incur an annual increase to interest expense of approximately $1.0 million related to debt subject to variable rates.
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
Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on their evaluation, our CEO and CFO concluded that, because the previously identified material weaknesses in our internal control over financial reporting described below had not been remediated by the end of the period covered by this Form 10-Q, our disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-Q.
Material Weakness and Status of Material Weakness Remediation
As previously disclosed in our prospectus, dated October 25, 2017 filed with the SEC on October 27, 2017, and the Annual Report, we had identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We identified a deficiency in the design of controls related to the timely detection of damaged, expired or expiring contact lens inventory for purposes of recording inventory at net realizable value. We also identified a material weakness related to a deficiency in the design of entity level controls to identify and assess changes in our business environment that could significantly impact the system of internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the first quarter of fiscal year 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above under “Material Weakness and Status of Material Weakness Remediation.”
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

In May 2017, a complaint was filed against us and other defendants alleging, on behalf of a proposed class of consumers who purchased contact lenses online, that 1-800 Contacts, Inc. entered into a series of agreements with the other defendants, including AC Lens, to suppress certain online advertising and that each defendant thereby engaged in anticompetitive conduct in violation of the Sherman Antitrust Act. We have settled this litigation for $7.0 million, without admitting liability. Accordingly, we recorded a charge for this amount in litigation settlement in the consolidated statement of operations during the second quarter of fiscal year 2017.

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
Item 1A. Risk Factors
There have been no material changes to the principal risks that we believe are material to our business, results of operations, and financial condition from those disclosed in Part I. Item 1A. of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
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

3.2	Second Amended and Restated Bylaws of National Vision Holdings, Inc. -incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 31, 2017
10.1	Letter Agreement between National Vision, Inc. and Essilor of America, Inc. dated as of March 9, 2018
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Vision Holdings, Inc.

Dated: May 15, 2018	By:	/s/ L. Reade Fahs
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 15, 2018	By:	/s/ Patrick R. Moore
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)