Form 10-Q
period 2018-06-30
National Vision Holdings, Inc.
filed 2018-08-14
CIK 1710155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2018
Common stock, $0.01 par value	75,472,468

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

•	risks of losses arising from our investments in technological innovators in the optical retail industry;

•	our failure to comply with, or changes in, laws, regulations, enforcement activities and other requirements;

•	the impact of any adverse litigation judgments or settlements resulting from legal proceedings relating to our business operations;

•	our ability to adequately protect our intellectual property;

•	our leverage;

•	restrictions in our credit agreement that limits our flexibility in operating our business;

•	our ability to generate sufficient cash flow to satisfy our significant debt service obligations;

•	our dependence on our subsidiaries to fund all of our operations and expenses;

•	risks associated with maintaining the requirements of being a public company; and

•	any failure to comply with requirements to design, implement and maintain effective internal controls.
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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of June 30, 2018 and December 30, 2017
In Thousands, Except Par Value Information
(Unaudited)

ASSETS	As of June 30, 2018	As of December 30, 2017
Current assets:
Cash and cash equivalents	$34,642	$4,208
Accounts receivable, net	45,075	43,193
Inventories	94,909	91,151
Prepaid expenses and other current assets	24,803	23,925
Total current assets	199,429	162,477

Property and equipment, net	328,035	304,132
Other assets:
Goodwill	792,744	792,744
Trademarks and trade names	240,547	240,547
Other intangible assets, net	68,716	72,903
Other assets	9,970	10,988
Total non-current assets	1,440,012	1,421,314
Total assets	$1,639,441	$1,583,791
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,784	$35,708
Other payables and accrued expenses	72,405	77,611
Unearned revenue	23,160	27,739
Deferred revenue	53,221	62,993
Current maturities of long-term debt	7,694	7,258
Total current liabilities	189,264	211,309

Long-term debt, less current portion and debt discount	566,565	561,980
Other non-current liabilities:
Deferred revenue	20,496	31,222
Other liabilities	42,294	46,044
Deferred income taxes, net	91,235	73,648
Total other non-current liabilities	154,025	150,914
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 75,334 and 74,654 shares issued and outstanding as of June 30, 2018 and December 30, 2017, respectively	753	746
Additional paid-in capital	638,377	631,798
Accumulated other comprehensive loss	(2,746)	(9,868)
Retained earnings	94,296	37,145
Treasury stock, at cost; 53 and 28 shares as of June 30, 2018 and December 30, 2017, respectively	(1,093)	(233)
Total stockholders’ equity	729,587	659,588
Total liabilities and stockholders’ equity	$1,639,441	$1,583,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2018 and July 1, 2017
In Thousands, Except Earnings Per Share
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenue:
Net product sales	$319,408	$276,960	$658,185	$583,544
Net sales of services and plans	66,124	60,581	135,322	123,856
Total net revenue	385,532	337,541	793,507	707,400
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	127,731	112,314	258,609	233,347
Services and plans	49,328	44,094	98,904	88,869
Total costs applicable to revenue	177,059	156,408	357,513	322,216
Operating expenses:
Selling, general and administrative expenses	165,038	144,655	335,140	294,459
Depreciation and amortization	17,346	14,629	35,000	29,052
Asset impairment	—	1,000	—	1,000
Litigation settlement	—	7,000	—	7,000
Other expense, net	296	77	418	179
Total operating expenses	182,680	167,361	370,558	331,690
Income from operations	25,793	13,772	65,436	53,494
Interest expense, net	9,424	14,622	18,737	26,114
Debt issuance costs	—	—	—	2,702
Earnings (loss) before income taxes	16,369	(850)	46,699	24,678
Income tax provision	3,292	646	8,575	9,104
Net income (loss)	$13,077	$(1,496)	$38,124	$15,574

Earnings (loss) per share:
Basic	$0.17	$(0.03)	$0.51	$0.28
Diluted	$0.17	$(0.03)	$0.49	$0.27
Weighted average shares outstanding:
Basic	75,249	56,414	74,983	56,337
Diluted	77,858	56,414	77,879	58,339

Comprehensive income (loss):
Net income (loss)	$13,077	$(1,496)	$38,124	$15,574
Change in unrealized gain (loss) on hedge instruments	3,359	251	9,575	(79)
Tax (provision) benefit of change in unrealized gain (loss) on hedge instruments	(861)	(96)	(2,453)	30
Comprehensive income (loss)	$15,575	$(1,341)	$45,246	$15,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2018 and July 1, 2017
In Thousands
(Unaudited)

	Six Months Ended
	June 30, 2018	July 1, 2017
Cash flows from operating activities:
Net income	$38,124	$15,574
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	30,814	24,835
Amortization of intangible assets	4,186	4,217
Amortization of loan costs	858	2,042
Asset impairment	—	1,000
Deferred income tax expense	8,377	8,765
Non-cash stock option compensation	3,120	1,989
Non-cash inventory adjustments	1,322	3,880
Bad debt expense	3,349	2,572
Debt issuance costs	—	2,702
Other	737	68
Changes in operating assets and liabilities:
Accounts receivable	(5,231)	(6,358)
Inventories	(5,080)	(6,192)
Other assets	(599)	1,792
Accounts payable	(2,924)	(4,967)
Deferred revenue	5,278	7,576
Other liabilities	(2,196)	8,438
Net cash provided by operating activities	80,135	67,933
Cash flows from investing activities:
Purchase of property and equipment	(48,684)	(44,219)
Other	116	84
Net cash used for investing activities	(48,568)	(44,135)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	173,712
Proceeds from exercise of stock options	3,530	1,088
Principal payments on long-term debt	(2,850)	(4,157)
Purchase of treasury stock	(860)	—
Payments on capital lease obligations	(759)	(424)
Debt issuance costs	—	(2,702)
Dividend to stockholders	—	(170,983)
Net cash used for financing activities	(939)	(3,466)
Net change in cash, cash equivalents and restricted cash	30,628	20,332
Cash, cash equivalents and restricted cash, beginning of year	5,193	5,687
Cash, cash equivalents and restricted cash, end of period	$35,821	$26,019
The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated balance sheets to the total of cash, cash equivalents and restricted cash shown above:

	Six Months Ended
	June 30, 2018	July 1, 2017
Cash and cash equivalents	$34,642	$24,864
Restricted cash included in other assets	1,179	1,155
Total cash, cash equivalents and restricted cash	$35,821	$26,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Description of Business and Basis of Presentation
Nature of Operations
National Vision Holdings, Inc. (“NVHI,” the “Company,” “we,” “our,” or “us”) is a holding company whose operating subsidiaries include its indirect wholly owned subsidiary, National Vision, Inc. (“NVI”) and NVI’s direct wholly owned subsidiaries. The Company is a leading value retailer of eyeglasses and contact lenses in the United States and its territories. We operated 1,050 and 1,013 retail optical locations as of June 30, 2018 and December 30, 2017, respectively, through our five store brands, America’s Best Contacts and Eyeglasses (“America’s Best”), Eyeglass World, Vista Optical locations on U.S. Army/Air Force military bases and within Fred Meyer stores, and our management and services arrangement with Walmart (“legacy”).
Basis of Presentation
We prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and, therefore, do not include all information and disclosures required by U.S. GAAP for complete consolidated financial statements. The condensed consolidated balance sheet as of December 30, 2017 has been derived from the audited consolidated balance sheet for the fiscal year then ended. These unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of June 30, 2018, the consolidated results of operations and comprehensive income (loss) for the three and six months ended June 30, 2018 and July 1, 2017 and its statements of cash flows for the six months ended June 30, 2018 and July 1, 2017.
Certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted; however, we believe that the disclosures included herein are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the fiscal year ended December 30, 2017 included in the Company’s Annual Report on Form 10-K for fiscal year 2017 filed on March 8, 2018. The Company’s significant accounting policies are set forth in Note 1 within those consolidated financial statements. We use the same accounting policies in preparing interim condensed consolidated financial information and annual consolidated financial statements. There were no changes to our significant accounting policies during the six months ended June 30, 2018, except for the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers and ASU No. 2016-18, Restricted Cash. See “Adoption of New Accounting Pronouncements” below for further discussion.
Changes to stockholder’s equity associated with changes in unrealized gains and losses on cash flow hedging instruments, exercises of stock options, and the cumulative effect of adoption of ASU No. 2014-09 are discussed in Note 3. “Fair Value Measurements of Financial Assets and Liabilities,” Note 4. “Stock Incentive Plan,” and in Note 6. “Revenue from Contracts with Customers,” respectively.
The condensed consolidated financial statements include our accounts and those of our subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31. Fiscal year 2018 contains 52 weeks and will end on December 29, 2018. All three and six month periods presented herein contain 13 and 26 weeks, respectively. All references to years and quarters relate to fiscal periods rather than calendar periods.
Seasonality
The consolidated results of operations for the three and six months ended June 30, 2018 and July 1, 2017 are not necessarily indicative of the results to be expected for the full fiscal year due to seasonality and uncertainty of general economic conditions that may impact our key end markets. Historically, our business has realized a higher portion of net revenue, income from operations, and cash flows from operations in the first fiscal quarter, and a lower portion of net revenue, income from operations, and cash flows from operations in the fourth fiscal quarter. The seasonally larger first quarter is attributable primarily to the timing of our customers’ personal income tax refunds and annual health insurance program start or reset periods. Seasonality related to fourth quarter holiday spending by retail customers generally does not impact our business. Our quarterly consolidated results can also be affected by the timing of new store openings, store closings, and certain holidays.

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
Income Taxes
Our effective income tax rate (“ETR”) was 20.1% and (76.0)% and 18.4% and 36.9% during the three and six months ended June 30, 2018 and July 1, 2017, respectively. The ETR for the three and six months ended June 30, 2018 reflected the reduced federal statutory rate from 35% to 21% as part of the Tax Cuts and Jobs Act of 2017 (“Tax Legislation”), effective for tax years beginning on or after January 1, 2018. Our expected combined statutory federal and state rate was reduced 8.4% and 8.7% due to $1.4 million and $4.1 million of income tax benefit resulting from stock option exercises during the three and six months ended June 30, 2018, respectively. In comparison, the ETR of (76.0)% for the three months ended July 1, 2017, was due to a $0.5 million valuation allowance on deferred tax assets, as well as an adjustment to our estimated annual ETR. Our ETR for the six months ended July 1, 2017 decreased 5.7% as a result of a $1.4 million benefit associated with a dividend recapitalization bonus payment, partially offset by a $0.5 million valuation allowance on deferred tax assets, as well as an adjustment to our estimated annual ETR.
Pursuant to SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Legislation, the Company recognized provisional effects of the enactment of the Tax Legislation for which measurement could be reasonably estimated. Although we continue to analyze certain aspects of the Tax Legislation and refine our assessment, the ultimate impact of the legislation may differ from these estimates due to our continued analysis or further regulatory guidance that may be issued as a result of the legislation. Adjustments to the provisional amounts recorded by the Company as of December 30, 2017 that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to income tax expense in the period the amounts are determined. There were no adjustments to provisional amounts during the three and six months ended June 30, 2018.
Adoption of New Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 provides new guidance related to the core principle that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments.
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
The Company adopted this new guidance in the first quarter of 2018 using the modified retrospective transition method. The adoption resulted in $14.0 million and $11.8 million decrease in current and non-current deferred revenue, respectively, for certain contracts where we satisfy performance obligations over time and a related $6.6 million increase in deferred income tax liability, resulting in a net $19.2 million increase to retained earnings on the condensed consolidated balance sheet as of December 31, 2017. Our results of operations for the reported periods after December 31, 2017 are presented under this amended guidance, while prior period amounts are not adjusted and continue to be reported in accordance with historical accounting guidance. Adoption of this new guidance did not result in significant changes to our accounting policies, business processes, systems or controls, or have a material impact on our results of operations and cash flows. The impact of adopting the amended guidance primarily relates to the timing of revenue recognition for our eyecare club memberships, which comprised approximately 3% of our consolidated net revenue during the most recent three fiscal years. See Note 6. “Revenue From Contracts with Customers” for additional information.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Description of Business and Basis of Presentation (continued)

Restricted Cash
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash. This new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted this new guidance during the first quarter of 2018 using full retrospective application to each period presented. The adoption of this new guidance did not have a material effect on the Company’s financial condition, results of operations, or cash flows.
Future Adoption of Accounting Pronouncements
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases. This new guidance establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with such classification affecting the pattern of expense recognition in the statement of operations. Disclosure of key information about leasing arrangements will also be required. This new guidance is effective for fiscal years beginning after December 15, 2018, and interim reporting periods within that fiscal year. In July 2018, the FASB issued ASU 2018-11, “Leases: Targeted Improvements,” as an amendment to ASU 2016-02, “Leases,” which provides entities with an additional transition method to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We will adopt this new guidance in the first quarter of 2019. We have established a cross-functional team to evaluate and implement the new standard. We are in the process of implementing changes to our systems and processes in conjunction with our review of lease agreements to support recognition and disclosure upon adoption. We do not expect the adoption to have a significant impact on the recognition, measurement or presentation of lease expenses within our consolidated statements of operations. While we continue to assess all potential impacts of the standard, we currently believe the most significant impact relates to recording lease assets and related liabilities on the condensed consolidated balance sheets.
2. Details of Certain Balance Sheet Accounts

In thousands	As of June 30, 2018	As of December 30, 2017
Accounts receivable, net:
Trade receivables	$32,619	$28,862
Credit card receivables	8,327	10,459
Tenant improvement allowances receivable	4,890	4,794
Other receivables	2,355	2,936
Allowance for uncollectible accounts	(3,116)	(3,858)
	$45,075	$43,193

In thousands	As of June 30, 2018	As of December 30, 2017
Inventories:
Raw materials and work in process (1)	$43,062	$43,953
Finished goods	51,847	47,198
	$94,909	$91,151

(1)
Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not separately present raw materials and work in process.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
2. Details of Certain Balance Sheet Accounts (continued)

In thousands	As of June 30, 2018	As of December 30, 2017
Property and equipment, net:
Land and building	$3,608	$3,608
Equipment	238,707	220,088
Furniture and fixtures	45,785	42,708
Leasehold improvements	172,693	155,369
Construction in progress	27,557	18,375
Property under capital leases	17,422	11,756
	505,772	451,904
Less accumulated depreciation	177,737	147,772
	$328,035	$304,132

In thousands	As of June 30, 2018	As of December 30, 2017
Other payables and accrued expenses:
Employee compensation and benefits	$23,481	$21,134
Advertising	2,046	2,900
Self-insurance reserves	6,793	6,854
Reserves for customer returns and remakes	6,256	4,565
Capital expenditures	9,264	10,782
Legacy management and services agreement	5,253	6,000
Deferred rental expenses	908	1,140
Fair value of derivative liabilities	4,077	6,969
Sales and use taxes	1,185	1,218
Supplies and other store support expenses	1,953	3,014
Litigation settlements	3,878	3,942
Other	7,311	9,093
	$72,405	$77,611

In thousands	As of June 30, 2018	As of December 30, 2017
Other non-current liabilities:
Fair value of derivative liabilities	$2,471	$9,155
Tenant improvements (1)	24,974	22,894
Deferred rental expenses	8,050	7,246
Self-insurance reserves	4,713	4,564
Other	2,086	2,185
	$42,294	$46,044

(1)	Obligations for tenant improvements are amortized as a reduction of rental expense over the respective lease term.

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
Long-term Debt - Credit Agreement
Loans under our first lien credit agreement are traded in private markets on a less-than-daily basis. Fair value is based on the average of trading prices and bid/ask quotes around period-end (Level 2 inputs). The estimated fair values of our first lien term loans were $567.7 million and $570.2 million as of June 30, 2018 and December 30, 2017, respectively, compared to carrying values of $555.3 million and $557.3 million, respectively, which includes the current portion, and is net of unamortized discounts and deferred debt issuance costs.
Long-term Debt - Capital Leases
The fair value of capital lease obligations is based on estimated future contractual cash flows discounted at an appropriate market rate of interest (Level 2 inputs). The estimated fair values of our capital leases were $22.9 million and $14.0 million as of June 30, 2018 and December 30, 2017, respectively, compared to carrying values of $19.0 million and $12.0 million, respectively.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
3. Fair Value Measurements of Financial Assets and Liabilities (continued)

Interest Rate Derivatives
The Company is a party to three pay-fixed and receive-floating interest rate swap agreements to offset the variability of cash flows in LIBOR-indexed debt interest payments attributable to changes in the benchmark interest rate from March 13, 2017 to March 13, 2021 related to its current first lien credit agreement. Changes in the cash flows of each derivative have historically been and are expected to be highly effective in offsetting the changes in interest payments on a principal balance equal to the derivative’s notional amount, attributable to the hedged risk. During the three months ended March 31, 2018, in accordance with the original agreements with the counterparties, the notional amount of the first derivative decreased from $175 million to $140 million. There were no other changes in the terms of the arrangements. The change in notional amount did not impact the results of our assessment of effectiveness as of June 30, 2018.
We recognize as assets or liabilities at fair value the estimated amounts we would receive or pay upon a termination of interest rate swaps prior to their scheduled expiration dates. Fair value is based on information that is model-driven and whose inputs are observable (Level 2 inputs). As of June 30, 2018, the Company expects to reclassify $3.0 million, net of tax, of accumulated other comprehensive loss (“AOCL”) into earnings in the next 12 months. See Note 10. “Accumulated Other Comprehensive Loss” for further details.
Our cash flow hedge position related to interest rate derivative contracts is as follows:

In thousands	Notional Amount	Final Maturity Date	Other Payables and Accrued Expenses	Other Liabilities	AOCL, Net of Tax (1)
As of June 30, 2018	$465,000	March 2021	$4,077	$2,471	$2,746
As of December 30, 2017	$500,000	March 2021	$6,969	$9,155	$9,868

(1)	Includes stranded tax benefit of $2.1 million within AOCL from adopting provisions of the Tax Legislation of 2017 during the year ended December 30, 2017.
4. Stock Incentive Plan
2014 Stock Incentive Plan
We have reserved an aggregate of 10,988,827 shares of our common stock for issuance under our 2014 Stock Incentive Plan. As of June 30, 2018, 421,983 shares remained available for future grants.
The following presents a roll-forward of stock options for the six months ended June 30, 2018:

Options issued and outstanding	Rollover (1)	Service-Based	Performance-Based	Total
Balance, December 30, 2017	169,049	3,822,915	6,524,152	10,516,116
Exercised	(38,490)	(661,663)	—	(700,153)
Forfeited	—	(61,641)	(290,890)	(352,531)
Balance, June 30, 2018	130,559	3,099,611	6,233,262	9,463,432
Options vested and exercisable
Balance, December 30, 2017	169,049	1,631,023	43,478	1,843,550
Vested	—	718,856	—	718,856
Exercised	(38,490)	(661,663)	—	(700,153)
Forfeited	—	(4,548)	—	(4,548)
Balance, June 30, 2018	130,559	1,683,668	43,478	1,857,705

(1)	Reflects options under the Vision Holding Corp. Amended and Restated 2013 Equity Incentive Plan
During the six months ended June 30, 2018, rollover and service-based options were exercised at a weighted average price of $5.04, for a total intrinsic value of $19.6 million. The Company recorded an income tax benefit of $4.1 million in the condensed consolidated statement of operations related to these exercises.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Stock Incentive Plan (continued)

Compensation expense associated with service-based stock options is presented in selling, general, and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations. The Company granted 217,390 performance based stock options to one of our named executive officers that vest as a result of certain profitability targets for fiscal years 2017 to 2021. Those targets were met for fiscal year 2017, resulting in vesting of 20 percent of those performance-based options as presented in the table above. Vesting of all other performance-based options is conditional upon the achievement by affiliates of Kohlberg Kravis & Co. L.P. (“KKR Sponsor”), with respect to its investment in NVHI, of both a minimum internal rate of return and a minimum multiple of invested capital and then increases proportionally as the multiple of invested capital increases up to a defined target.
See Note 11. “Subsequent Events,” for details regarding the secondary offering of common stock completed following the second quarter.
2017 Omnibus Incentive Plan
We have reserved an aggregate of 4,000,000 shares of our common stock for issuance under our 2017 Omnibus Incentive Plan. As of June 30, 2018, there were equity awards representing 177,678 restricted stock units and 92,443 stock options issued and outstanding, and 3,729,879 shares available for future grants. There was no material activity under the 2017 Omnibus Incentive Plan for the six months ended June 30, 2018.
5. Related Party Transactions
Transactions With Equity Sponsors
We recorded the following fees paid to equity sponsors, which are presented in SG&A in the accompanying condensed consolidated statement of operations, except for $2.3 million in KKR Sponsor fees during the six months ended July 1, 2017, which are presented in debt issuance costs.

	Three Months Ended		Six Months Ended
In thousands	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
KKR Sponsor	$—	$220	$—	$2,773
Berkshire Partners LLC	$—	$52	$—	$104
Equity in Net Assets of Non-Consolidated Investee
The Company has an investment in a private start-up company whose principal business is licensing software to eyeglass retailers. Under the equity method of accounting we are required to record our interest in the investee’s reported net income or loss for each reporting period, which is presented in other expense, net in the Company’s condensed consolidated statements of operations. Our interest in the investee’s net losses was $0.4 million and $0.6 million for the three and six months ended June 30, 2018 and $0.2 million and $0.3 million for the three and six months ended July 1, 2017, respectively. After adjusting our investment for our interest in the investee’s reported net losses, our investment balance in the business was $1.8 million and $2.3 million as of June 30, 2018 and December 30, 2017, respectively, which is included in other assets in the accompanying condensed consolidated balance sheets.
In the ordinary course of business we are a licensee of our investee. We recorded licensing fees in SG&A in the accompanying condensed consolidated statements of operations in the amount of $0.2 million during the six months ended June 30, 2018 and $0.2 million and $0.5 million during the three and six months ended July 1, 2017, respectively. Additionally, on August 29, 2017, the investee issued a secured convertible promissory note to the Company, in the principal amount of $1.5 million, due on August 29, 2020. Interest income associated with the note was immaterial for the three and six months ended June 30, 2018.
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
Disaggregation of Revenues:

In thousands	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenues recognized at a point in time	$350,345	$723,110
Revenues recognized over time	35,187	70,397
Total net revenue	$385,532	$793,507
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
Within our owned & host segment services and plans revenues, eye exam services sold on a stand-alone basis are also recognized at the point of sale which occurs immediately after the exam is performed.

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

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
6. Revenue From Contracts With Customers (continued)

Impact on Condensed Consolidated Financial Statements
The following table summarizes the cumulative effect of adoption of ASC 606 on the Company’s condensed consolidated balance sheet as of June 30, 2018, which reflects the change in timing of revenue recognition relating to eyecare club memberships.

In thousands	With ASC 606 Adoption	Without ASC 606 Adoption	Impact of Adoption
Current liabilities:
Deferred Revenue	$53,221	$68,572	$(15,351)
Total current liabilities	$189,264	$204,615	$(15,351)
Other non-current liabilities:
Deferred Revenue	$20,496	$32,288	$(11,792)
Deferred income taxes, net	$91,235	$84,281	$6,954
Total other non-current liabilities	$154,025	$158,863	$(4,838)
Stockholders' equity:
Retained earnings	$94,296	$74,107	$20,189
Total stockholders' equity	$729,587	$709,398	$20,189
The following table summarizes the impact of adoption on the Company’s condensed consolidated statement of operations for the three months ended June 30, 2018:

In thousands, except earnings per share	With ASC 606 Adoption	Without ASC 606 Adoption	Impact of Adoption
Net sales of services and plans	$66,124	$65,576	$548
Total net revenue	$385,532	$384,984	$548
Income from operations	$25,793	$25,245	$548
Earnings before income taxes	$16,369	$15,821	$548
Income tax provision	$3,292	$3,432	$(140)
Net income	$13,077	$12,669	$408
Earnings per share:
Basic	$0.17	$0.17	$—
Diluted	$0.17	$0.16	$0.01
The following table summarizes the impact of adoption on the Company’s condensed consolidated statement of operation for the six months ended June 30, 2018:

In thousands, except earnings per share	With ASC 606 Adoption	Without ASC 606 Adoption	Impact of Adoption
Net sales of services and plans	$135,322	$133,955	$1,367
Total net revenue	$793,507	$792,140	$1,367
Income from operations	$65,436	$64,069	$1,367
Earnings before income taxes	$46,699	$45,332	$1,367
Income tax provision	$8,575	$8,925	$(350)
Net income	$38,124	$37,107	$1,017
Earnings per share:
Basic	$0.51	$0.49	$0.02
Diluted	$0.49	$0.48	$0.01

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
Accounts Receivable
Accounts receivable associated with revenues consist primarily of trade receivables and credit card receivables. Trade receivables consist primarily of receivables from managed care payors and receivables from major retailers. Trade receivables and credit card receivables are included in accounts receivable, net, on our condensed consolidated balance sheets, and are presented separately in Note 2. “Details of Certain Balance Sheet Accounts.” Accounts receivable are reduced by allowances for amounts that may become uncollectible. Estimates of our allowance for uncollectible accounts are based on our historical and current operating, billing, and collection trends. Impairment losses recognized on our receivables were approximately $1.7 million and $3.3 million for the three and six months ended June 30, 2018 and $1.5 million and $2.6 million for the three and six months ended July 1, 2017, respectively. There was no impact of adoption of ASC 606 on accounts receivable, net.
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
Our contract liabilities also consist of deferred revenue on services and plans obligations, primarily product protection plans and eyecare club memberships. The unamortized portion of amounts we collect in advance for these services and plans are reported as deferred revenue in the accompanying condensed consolidated balance sheets (current and non- current portions). Our deferred revenue balance as of June 30, 2018 was $73.7 million. We expect future revenue recognition of this balance of $34.0 million, $28.2 million, $9.8 million, $1.5 million and $0.2 million in fiscal years 2018, 2019, 2020, 2021, and 2022 respectively. We recognized $26.1 million and $52.0 million of previously deferred revenues for the three and six months ended June 30, 2018, respectively.
7. Commitments and Contingencies
From time to time, the Company is involved in various legal proceedings incidental to its business. The Company reviews the status of its legal proceedings and records a provision for a liability when it is considered probable that both a liability has been incurred and the amount of the loss can be reasonably estimated.
The Company’s FirstSight subsidiary is a defendant in a purported class action in the U.S. District Court for the Southern District of California that alleges that FirstSight participated in arrangements that caused the illegal delivery of eye examinations and that FirstSight thereby violated, among other laws, the corporate practice of optometry and the unfair competition and false advertising laws of California. On March 23, 2017, the court granted the motion to dismiss previously filed by FirstSight and dismissed the complaint with prejudice. The plaintiffs filed an appeal to the U.S. Court of Appeals for the Ninth Circuit in April 2017. In July 2018, the U.S. Court of Appeals for the Ninth Circuit vacated in part, and reversed in part, the district court’s dismissal and remanded for further proceedings. The Company believes that the claims are without merit and intends to continue to defend the litigation vigorously.
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
7. Commitments and Contingencies (continued)

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

•
Legacy - The Company manages the operations of 227 legacy retail vision centers within Walmart stores. We earn management fees as a result of providing such services and therefore we record revenue related to sales of products and product protection plans to our legacy partner’s customers on a net basis. We also sell to our legacy partner wholesale merchandise that is stocked in retail locations, and provide central lab processing services for the finished eyeglasses and frames expected to be sold to our legacy partner’s customers. We lease space from our legacy partner within or adjacent to each of the locations we manage and use this space for the provision of optometric examination services. Our legacy agreements were renewed on January 13, 2017, and expire on August 23, 2020, subject to extension pursuant to the terms of the agreements. Sales of services and plans in our legacy segment consist of fees earned for managing the operations of our legacy partner and revenues associated with the provision of eye exams. Revenue associated with managing operations of our legacy partner were $9.1 million and $18.4 million for the three and six months ended June 30, 2018 and $9.5 million and $19.2 million for the three and six months ended July 1, 2017, respectively. During the six months ended June 30, 2018, sales associated with our legacy partner arrangement represented 10.3% of consolidated net revenue. This exposes us to concentration of customer risk.

The “Corporate/Other” category includes the results of operations of our other operating segments and corporate overhead support. The “Reconciliations” category represents other adjustments to reportable segment results necessary for the presentation of consolidated financial results in accordance with U.S. GAAP for the two reportable segments.
Revenues from the Corporate/Other segments are attributable to the AC Lens and FirstSight operating segments and the Company’s corporate function. AC Lens primarily sells contact lenses, eyeglasses and optical accessory products to retail customers through e-commerce. AC Lens also distributes contact lenses to Walmart and Sam’s Club under fee for services arrangements. FirstSight sells single service health plans in connection with the operations of America’s Best in California, arranges for the provision of eye exams at retail locations throughout California and also sells contact lenses to its members in certain locations. None of those segments met the quantitative thresholds for determining reportable segments for any of the periods presented.
Our reportable segment profit measure is EBITDA, or net revenue, less cost applicable to revenue, less selling, general and administrative costs. Depreciation and amortization, asset impairment, litigation settlement and other corporate costs that are not allocated to the reportable segments, including interest expense and debt issuance costs are excluded from segment EBITDA. There are no transactions between our reportable segments. There are no differences between the measurement of our reportable segments’ assets and consolidated assets. There have been no changes from prior periods in the measurement methods used to determine reportable segment profit or loss, and there have been no asymmetrical allocations to segments.
The following is a summary of certain financial data for each of our segments. Reportable segment information is presented on the same basis as our condensed consolidated financial statements, except for net revenue, which is presented on a cash basis, excluding the effects of unearned and deferred revenue, consistent with the basis on which the CODM regularly reviews segment performance. Asset information is not included in the following summary since the CODM does not regularly review such information for the reportable segments.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Segment Reporting (continued)

	Three Months Ended June 30, 2018
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$236,383	$26,156	$49,791	$7,078	$319,408
Segment services and plans revenues	53,230	12,950	973	(1,029)	66,124
Total net revenue	289,613	39,106	50,764	6,049	385,532
Cost of products	70,505	12,140	43,540	1,546	127,731
Cost of services and plans	43,481	4,878	969	—	49,328
Total costs applicable to revenue	113,986	17,018	44,509	1,546	177,059
SG&A	112,918	13,420	38,700	—	165,038
Other expense, net	—	—	296	—	296
EBITDA	$62,709	$8,668	$(32,741)	$4,503	43,139
Depreciation and amortization					17,346
Interest expense, net					9,424
Income before income taxes					$16,369

	Three Months Ended July 1, 2017
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$203,389	$25,341	$44,393	$3,837	$276,960
Segment services and plans revenues	46,102	12,220	3,989	(1,730)	60,581
Total net revenue	249,491	37,561	48,382	2,107	337,541
Cost of products	60,266	12,040	39,234	774	112,314
Cost of services and plans	36,964	3,631	3,499	—	44,094
Total costs applicable to revenue	97,230	15,671	42,733	774	156,408
SG&A	96,517	13,454	34,684	—	144,655
Asset impairment	—	—	1,000	—	1,000
Litigation settlement	—	—	7,000	—	7,000
Other expense, net	—	—	77	—	77
EBITDA	$55,744	$8,436	$(37,112)	$1,333	28,401
Depreciation and amortization					14,629
Interest expense, net					14,622
(Loss) before income taxes					$(850)

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Segment Reporting (continued)

	Six Months Ended June 30, 2018
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$498,004	$55,265	$100,570	$4,346	$658,185
Segment services and plans revenues	112,006	26,599	2,027	(5,310)	135,322
Total net revenue	610,010	81,864	102,597	(964)	793,507
Costs of products	144,663	25,028	87,850	1,068	258,609
Costs of services and plans	87,127	9,841	1,936	—	98,904
Total costs applicable to revenue	231,790	34,869	89,786	1,068	357,513
SG&A	230,855	26,898	77,387	—	335,140
Other expense, net	—	—	418	—	418
EBITDA	$147,365	$20,097	$(64,994)	$(2,032)	100,436
Depreciation and amortization					35,000
Interest expense, net					18,737
Income before income taxes					$46,699

	Six Months Ended July 1, 2017
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$438,491	$54,325	$87,950	$2,778	$583,544
Segment services and plans revenues	98,296	24,976	8,164	(7,580)	123,856
Total net revenue	536,787	79,301	96,114	(4,802)	707,400
Costs of products	127,445	25,711	79,417	774	233,347
Costs of services and plans	74,507	7,330	7,032	—	88,869
Total costs applicable to revenue	201,952	33,041	86,449	774	322,216
SG&A	200,317	26,183	67,959	—	294,459
Asset impairment	—	—	1,000	—	1,000
Debt issuance costs	—	—	2,702	—	2,702
Litigation settlement	—	—	7,000	—	7,000
Other expense, net	—	—	179	—	179
EBITDA	$134,518	$20,077	$(69,175)	$(5,576)	79,844
Depreciation and amortization					29,052
Interest expense, net					26,114
Income before income taxes					$24,678
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

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Earnings Per Share (continued)

	Three Months Ended		Six Months Ended
In thousands, except EPS data	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income (loss)	$13,077	$(1,496)	$38,124	$15,574
Weighted average shares outstanding for basic EPS	75,249	56,414	74,983	56,337
Effect of dilutive securities:
Stock options	2,540	—	2,817	2,002
Restricted stock	69	—	79	—
Weighted average shares outstanding for diluted EPS	77,858	56,414	77,879	58,339
Basic EPS	$0.17	$(0.03)	$0.51	$0.28
Diluted EPS	$0.17	$(0.03)	$0.49	$0.27
Anti-dilutive options outstanding excluded from EPS	—	2,036	—	107
10. Accumulated Other Comprehensive Loss
Changes in the fair value of the Company’s cash flow hedge derivative instruments since inception are recorded in AOCL. The following table presents the change in AOCL during the three and six months ended June 30, 2018 and July 1, 2017, respectively:

	Three Months Ended		Six Months Ended
In thousands	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Cash flow hedging activity
Balance at beginning of period	$(5,244)	$(14,760)	$(9,868)	$(14,556)
Other comprehensive income (loss) before reclassification	1,749	(2,645)	5,842	(3,580)
Tax effect of other comprehensive (loss) income before reclassification	(449)	1,092	(1,497)	1,450
Amount reclassified from AOCL	1,610	2,896	3,733	3,501
Tax effect of amount reclassified from AOCL	(412)	(1,188)	(956)	(1,420)
Net current period other comprehensive income (loss), net of tax	2,498	155	7,122	(49)
Balance at end of period	$(2,746)	$(14,605)	$(2,746)	$(14,605)
Amounts reclassified from AOCL to earnings are included in interest expense in the accompanying condensed consolidated statements of operations. See Note 3. “Fair Value Measurements of Financial Assets and Liabilities” for a description of the Company’s use of cash flow hedging derivatives.
11. Subsequent Events
Secondary Offering
Subsequent to June 30, 2018, we completed an underwritten public offering in which KKR Sponsor and Berkshire Partners LLC and certain management stockholders (“selling stockholders”) sold an aggregate of 16,614,852 shares of our common stock. We did not receive any proceeds from the shares sold by the selling stockholders; however, we incurred offering related expenses of approximately $0.8 million. The secondary offering constituted a vesting event for certain performance-based options, and as a result we expect to incur between $8.5 million to $10.5 million of related non-cash stock-based compensation expense during the three months ending September 29, 2018. We also expect cash expense of between $4.0 million to $5.0 million pursuant to an incentive plan for non-executive management during the three months ending September 29, 2018. Following the completion of the offering, we no longer qualify as a “controlled company” within the meaning of NASDAQ rules.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2018 (the “Annual Report”). This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of the Annual Report as such risk factors may be updated from time to time in our periodic filings with the SEC.  Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Form 10-Q.
Overview
We are one of the largest and fastest growing optical retailers in the United States and a leader in the attractive value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best, no matter what their budget. Our mission is to make quality eyecare and eyewear affordable and accessible to all Americans. We achieve this by providing eye exams, eyeglasses and contact lenses to cost-conscious and low-income consumers. We deliver exceptional value and convenience to our customers, with an opening price point that strives to be among the lowest in the industry, enabled by our low-cost operating platform. We reach our customers through a diverse portfolio of 1,050 retail stores across five brands and 20 consumer websites as of June 30, 2018.
Our operations consist of two reportable segments:

•
Owned & host - As of June 30, 2018, our owned brands consisted of 630 America’s Best Contacts and Eyeglasses (“America’s Best”) retail stores and 108 Eyeglass World retail stores. In America’s Best stores, vision care services are provided by optometrists employed by us or by independent professional corporations. America’s Best stores are primarily located in high-traffic strip centers next to similar nationally-known discount retailers. Eyeglass World locations primarily feature independent optometrists who perform eye exams and on-site optical laboratories that enable stores to quickly fulfill many customer orders and make repairs on site. Eyeglass World stores are primarily located in freestanding or in-suite locations near high-foot-traffic shopping centers. Our two host brands consist of 56 Vista Optical locations on military bases and 29 Vista Optical locations within Fred Meyer stores. We have strong, long-standing relationships with our host partners and have maintained each partnership for over 19 years. Both host brands compete within the value segment of the U.S. optical retail industry. These brands provide eye exams principally by independent optometrists in nearly all locations. All brands utilize our centralized laboratories. This segment also includes sales from our four store websites, three of which are omni-channel.

•
Legacy - We managed the operations of, and supplied inventory and laboratory processing services to, 227 Vision Centers in Walmart retail locations as of June 30, 2018. Under our management & services agreement, our responsibilities include ordering and maintaining merchandise inventory, arranging the provision of optometry services, providing managers and staff at each location, training personnel, providing sales receipts to customers, maintaining necessary insurance, obtaining and holding required licenses, permits and accreditations, owning and maintaining store furniture, fixtures and equipment, and developing annual operating budgets and reporting. We earn management fees as a result of providing such services and we record revenue related to sales of products and product protection plans to Walmart’s customers on a net basis. Our management & services agreement also allows our legacy partner to collect penalties if the Vision Centers do not generate a requisite amount of revenues. We also sell to our legacy partner merchandise that is stocked in retail locations we manage pursuant to a separate supplier agreement, and provide to our legacy partner centralized laboratory services for the finished eyeglasses for our legacy partner’s customers in stores that we manage. We lease space from Walmart within or adjacent to each of the locations we manage and use this space for the provision of optometric examination services. During the six months ended June 30, 2018, sales associated with our legacy partner arrangement represented 10.3% of consolidated net revenue. This exposes us to concentration of customer risk. Our agreements with our legacy partner expire on August 23, 2020, and will automatically renew for a three-year period unless a party elects not to renew.

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

Reportable segment information is presented on the same basis as our consolidated financial statements, except the reportable segments’ revenues are presented on a cash basis excluding the effects of unearned and deferred revenue. Reconciliations of segment results to consolidated results include financial information necessary to adjust reportable segment revenues to a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”), specifically the change in unearned and deferred revenues during the period. There are no revenue transactions between reportable segments, and there are no other items in the reconciliations other than deferred and unearned revenue items previously described.
Deferred revenue represents cash basis sales of product protection plans and club memberships, and is the timing difference of when we collect the cash from the customer and performance of the service to the customer. The increases or decreases in deferred revenue represent cash collections in the reporting period in excess of or below the recognition of previous deferrals and are presented in the reconciliation column in the tables in Note 8. “Segment Reporting” in Part I. Item 1. of this Form 10-Q.
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
Infrastructure Investment
Our historical results of operations reflect the impact of our ongoing investments in infrastructure to support our growth. We have made significant investments in information technology systems, supply chain systems, labs and marketing. These investments include significant additions to our personnel, including experienced industry executives, and management and merchandising teams to support our long-term growth objectives. We intend to continue making targeted investments in our infrastructure as necessary to support our growth.

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
Interim Results and Seasonality
Historically, our business has realized a higher portion of net revenue, operating income, and cash flows from operations in the first fiscal quarter, and a lower portion of net revenue, operating income, and cash flows from operations in the fourth fiscal quarter. The seasonally larger first quarter is attributable primarily to the timing of our customers’ income tax refunds and annual health insurance program start/reset periods. Because our target market consists of cost-conscious and low-income consumers, a delay in the issuance of tax refunds can have a negative impact on our financial results. Consumers could also alter how they utilize tax refund proceeds. With respect to our fourth quarter results, compared to other retailers, our products and services are less likely to be included in consumer’s holiday spending budgets, therefore reducing spending on personal vision correction during the weeks preceding December 25 of each year. Additionally, although the period between December 25 and the end of our fiscal year is typically a high-volume period, the net revenue associated with substantially all orders of prescription eyeglasses during that period is deferred until January due to our policy of recognizing revenue only after the product has been accepted by the customer, further contributing to higher first quarter results. In addition to reduced revenues in the fourth quarter compared to the other quarters, our fourth quarter operating income may include annual impairment charges, which further reduces operating income relative to other quarters. Our quarterly results may also be affected by the timing of new store openings and store closings, the amount of sales contributed by new and existing stores, as well as the timing of certain holidays. As a result of these factors, our working capital requirements and demands on our product distribution and delivery network may fluctuate during the year.
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses, or SG&A, include store associate (including optician) payroll, taxes and benefits, store occupancy, advertising and promotion, field supervision, corporate support and other costs associated with the provision of vision care services. Non-capital expenditures associated with opening new stores, including rent, store maintenance, marketing expenses, travel and relocation costs, and training costs, are recorded in SG&A as incurred. SG&A generally fluctuates consistently with revenue due to the variable store field office and corporate support costs; however, some fixed costs slightly improve as a percentage of net revenue as our net revenues grow over time.
New Store Openings
The total number of new stores per year and the timing of store openings has, and will continue to have, an impact on our results as described above in “Trends and Other Factors Affecting Our Business.”
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

Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income
We define Adjusted EBITDA as net income, plus interest expense, income tax provision and depreciation and amortization, as further adjusted to exclude stock compensation expense, costs associated with debt refinancing, asset impairment, non-cash inventory write-offs, management fees, new store pre-opening expenses, non-cash rent, litigation, and secondary offering expenses and other expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue. We define Adjusted Net Income as net income, plus stock compensation expense, costs associated with debt refinancing, asset impairment, non-cash inventory write-offs, management fees, new store pre-opening expenses, non-cash rent, litigation settlement, secondary offering expenses, amortization of acquisition intangibles and deferred financing costs and other expenses, tax benefit of stock option exercises less the tax effect of these adjustments. Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income are key metrics used by management to assess our financial performance. Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income are also frequently used by analysts, investors and other interested parties. We use Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation and to compare our performance against that of other peer companies using similar measures. See “Non-GAAP Financial Measures” for additional information.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net revenue.

	Three Months Ended		Six Months Ended
In thousands, except store data	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenue:
Net product sales	$319,408	$276,960	$658,185	$583,544
Net sales of services and plans	66,124	60,581	135,322	123,856
Total net revenue	385,532	337,541	793,507	707,400
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	127,731	112,314	258,609	233,347
Services and plans	49,328	44,094	98,904	88,869
Total costs applicable to revenue	177,059	156,408	357,513	322,216
Operating expenses:
Selling, general and administrative expenses	165,038	144,655	335,140	294,459
Depreciation and amortization	17,346	14,629	35,000	29,052
Asset impairment	—	1,000	—	1,000
Litigation settlement	—	7,000	—	7,000
Other expense, net	296	77	418	179
Total operating expenses	182,680	167,361	370,558	331,690
Income from operations	25,793	13,772	65,436	53,494
Interest expense, net	9,424	14,622	18,737	26,114
Debt issuance costs	—	—	—	2,702
Earnings (loss) before income taxes	16,369	(850)	46,699	24,678
Income tax provision	3,292	646	8,575	9,104
Net income (loss)	$13,077	$(1,496)	$38,124	$15,574

Operating data:
Number of stores open at end of period	1,050	980	1,050	980
New stores opened	25	19	40	40
Adjusted EBITDA	$46,830	$39,619	$107,919	$98,525

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Percentage of net revenue:
Total costs applicable to revenue	45.9%	46.3%	45.1%	45.5%
Selling, general, and administrative expenses	42.8%	42.9%	42.2%	41.6%
Total operating expenses	47.4%	49.6%	46.7%	46.9%
Income from operations	6.7%	4.1%	8.2%	7.6%
Net income (loss)	3.4%	(0.4)%	4.8%	2.2%
Adjusted EBITDA margin	12.1%	11.7%	13.6%	13.9%

Three Months Ended June 30, 2018 compared to Three Months Ended July 1, 2017
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for the three months ended June 30, 2018 compared to the three months ended July 1, 2017.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Three Months Ended June 30, 2018	Three Months Ended July 1, 2017	June 30, 2018	July 1, 2017	Three Months Ended June 30, 2018		Three Months Ended July 1, 2017
Owned & host segment
America’s Best	10.2%	12.2%	630	559	$239,240	62.1%	$203,046	60.2%
Eyeglass World	9.5%	9.2%	108	108	40,473	10.5%	36,434	10.8%
Military	(5.2)%	(5.9)%	56	57	6,145	1.6%	6,445	1.9%
Fred Meyer	5.2%	(2.2)%	29	29	3,755	1.0%	3,566	1.1%
Owned & host segment total			823	753	$289,613	75.1%	$249,491	73.9%
Legacy segment	4.4%	0.9%	227	227	39,106	10.1%	37,561	11.1%
Corporate/Other	—%	—%	—	—	50,764	13.2%	48,382	14.3%
Reconciliations	—%	—%	—	—	6,049	1.6%	2,107	0.6%
Total	10.4%	8.5%	1,050	980	$385,532	100%	$337,541	100%
Adjusted comparable store sales growth(3)	8.8%	9.1%

(1)
We calculate total comparable store sales based on consolidated net revenue excluding the impact of (i) corporate/other segment net revenue, (ii) sales from stores opened less than 12 months, (iii) stores closed in the periods presented, (iv) sales from partial months of operation when stores do not open or close on the first day of the month and (v) if applicable, the impact of a 53rd week in a fiscal year. Brand-level comparable store sales growth is calculated based on cash basis revenues consistent with what the CODM reviews, and consistent with reportable segment revenues presented in Note 8. “Segment Reporting” in our unaudited condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q, with the exception of the legacy segment, which is adjusted as noted in clause (ii) of footnote (3) below.

(2)	Percentages reflect line item as a percentage of net revenue.

(3)
There are two differences between total comparable store sales growth based on consolidated net revenue and adjusted comparable store sales growth: (i) adjusted comparable store sales growth includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in a decrease of 1.5% and an increase of 0.8% from total comparable store sales growth based on consolidated net revenue for the three months ended June 30, 2018 and July 1, 2017, respectively, and (ii) adjusted comparable store sales growth includes retail sales to the legacy partner’s customers (rather than the revenues recognized consistent with the management & services agreement), resulting in a decrease of 0.1% and 0.2% from total comparable store sales growth based on consolidated net revenue for the three months ended June 30, 2018 and July 1, 2017, respectively.

Total net revenue of $385.5 million for the three months ended June 30, 2018 increased $48.0 million, or 14.2%, from $337.5 million for the three months ended July 1, 2017. This increase was driven approximately 55% by comparable store sales growth, approximately 35% by new stores and approximately 10% by order volume in our AC Lens business within the corporate/other segment.
In the three months ended June 30, 2018, we opened 25 new stores, including 23 America’s Best stores and two Eyeglass World stores. Additionally, we closed one America’s Best store and one Eyeglass World store. Overall, store count grew 7.1% from July 1, 2017 to June 30, 2018 (71 net new America’s Best locations were added and one Military location was closed in the 12 months ended June 30, 2018). Comparable store sales growth and adjusted comparable store sales growth were 10.4% and 8.8% for the three months ended June 30, 2018, respectively. Comparable store sales growth and adjusted comparable store sales growth were primarily driven by increases in customer transactions and, to a lesser extent, average ticket. We believe the increases in net revenue and customer transactions were primarily due to execution of our key strategies, including new store maturation, advertising and expansion of our participation in managed care programs.

Net product sales increased $42.4 million, or 15.3%, in the three months ended June 30, 2018 compared to the three months ended July 1, 2017, driven primarily by eyeglass sales and, to a lesser extent, contact lens sales. Net sales of services and plans increased $5.5 million, or 9.1%, driven primarily by eye exam sales in our owned & host segment. The eye exam increase was driven primarily by expanding participation in managed care programs and our store growth. To a lesser extent, warranty program sales and Eyecare Club membership sales also contributed to the increase. The warranty program sales increase was driven by our America’s Best brand. The increase in Eyecare Club membership sales was primarily driven by the $0.5 million deferred revenue accounting change in the three months ended June 30, 2018 discussed in Note 6. “Revenue From Contracts With Customers” of our unaudited condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q.
As a result of changes in applicable California law, certain optometrists employed by FirstSight were transferred to a professional corporation that contracts directly with our legacy segment in the third quarter of fiscal year 2017. This change led to an increase in legacy segment eye exam revenue and optometrist payroll costs of $1.1 million and $0.8 million, respectively, in the three months ended June 30, 2018 and July 1, 2017, respectively. A corresponding decrease was recorded in our FirstSight subsidiary within the corporate/other segment. Therefore, the change had no impact on consolidated income from operations. As of June 30, 2018, approximately half of the applicable optometrists have been transferred, and we expect the remaining half to be transferred in the fourth quarter of fiscal year 2018.
In addition, in connection with these changes in California law, effective October 1, 2017, FirstSight ceased the sale of vision managed care products in Walmart locations in California that are not operated by the Company. As a result, FirstSight net revenue and associated costs in the second quarter of fiscal year 2018 were both approximately $1.8 million lower than the second quarter of fiscal year 2017, and there was an immaterial impact on income from operations. In the balance of fiscal year 2018, we expect this change to negatively impact FirstSight net revenue and positively impact associated costs by approximately $1.8 million to $1.9 million in the third quarter, with an immaterial impact on income from operations.
Owned & host segment net revenue. Net revenue for our owned & host segment grew $40.1 million, or 16.1%, due to comparable store sales growth and new store openings which increased sales across our key product categories. The growth was predominantly driven by performance in America’s Best and Eyeglass World.
Legacy segment net revenue. Net revenue for our legacy segment grew $1.5 million, or 4.1%, primarily driven by $1.2 million in incremental eye exam sales, partially offset by lower customer transactions. The increased eye exam sales were primarily the result of changes to our FirstSight operations required by changes in applicable California law discussed above. The FirstSight operations changes resulted in a favorable impact of approximately 195 basis points in comparable store sales growth in the legacy segment.
Corporate/Other segment net revenue. Net revenue in the corporate/other segment increased $2.4 million, or 4.9%, driven by unit growth in our AC Lens online retail business, partially offset by a $2.9 million reduction in sales as a result of the FirstSight operations changes discussed above.
Net revenue reconciliations. Reconciliations include increases in deferred revenue of $1.0 million and $1.7 million, and decreases in unearned revenue of $7.1 million and $3.8 million for the three months ended June 30, 2018 and July 1, 2017, respectively. The accounting change described in Note 1. “Description of Business and Basis of Presentation” of our unaudited condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q contributed to the lower increase in deferred revenue for the three months ended June 30, 2018 compared to the three months ended July 1, 2017, due to acceleration of deferred revenue amortization in the three months ended June 30, 2018. Deferred revenue for the three months ended June 30, 2018 was also driven by slower growth in our warranty program sales and Eyecare Club membership sales than other product categories. Differences between the change in unearned revenue for the three months ended June 30, 2018 and July 1, 2017 were primarily the result of differences in the average days for delivery and customer pick-up during those periods.
Costs applicable to revenue
Costs applicable to revenue of $177.1 million for the three months ended June 30, 2018 increased $20.7 million, or 13.2%, from $156.4 million for the three months ended July 1, 2017. As a percentage of net revenue, costs applicable to revenue decreased from 46.3% for the three months ended July 1, 2017 to 45.9% for the three months ended June 30, 2018. The decrease was primarily driven by a higher mix of eye exam sales as a result of our growing managed care business and, to a lesser extent, increased eyeglass sales mix, partially offset by increased optometrist costs in the three months ended June 30, 2018. The increased eyeglass sales mix was primarily driven by faster growth in our owned & host segment net revenue than other segments for the three months ended June 30, 2018 compared to the three months ended July 1, 2017. Our owned & host segment has a higher percentage of eyeglass net revenue than other segments.
Costs of products as a percentage of net product sales decreased from 40.6% for the three months ended July 1, 2017 to 40.0% for the three months ended June 30, 2018, primarily driven by increased eyeglass sales as described above.

Owned & host segment costs of products. In the owned & host segment, costs of products as a percentage of net product sales increased from 29.6% for the three months ended July 1, 2017 to 29.8% for the three months ended June 30, 2018. The increase was primarily driven by certain contact lens vendor price increases in the three months ended June 30, 2018.
Legacy segment costs of products. In the legacy segment, costs of products as a percentage of net product sales decreased from 47.5% for the three months ended July 1, 2017 to 46.4% for the three months ended June 30, 2018. The decrease was primarily driven by increased eyeglass net revenue in the three months ended June 30, 2018 as a result of increased managed care business year-over-year. Legacy managed care net revenue is recorded in net product sales while revenue associated with servicing non-managed care customers is recorded in net sales of services and plans. Eyeglass costs for both managed care and non-managed care net revenue are recorded in costs of products. Changes in managed care customer mix have no impact on legacy segment EBITDA.
Costs of services and plans as a percentage of net sales of services and plans increased from 72.8% for the three months ended July 1, 2017 to 74.6% for the three months ended June 30, 2018. The increase was primarily driven by higher optometrist costs, partially offset by increased eye exam sales as a result of our growing managed care business. Optometrist costs increased as a result of store coverage in new markets and wage pressure in certain geographic markets.
Owned & host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans in the owned & host segment increased from 80.2% for the three months ended July 1, 2017 to 81.7% for the three months ended June 30, 2018. The increase was driven by higher optometrist costs as described above, partially offset by increased eye exam sales as a result of our growing managed care business.
Legacy segment costs of services and plans. In the legacy segment, costs of services and plans as a percentage of net sales of services and plans increased from 29.7% for the three months ended July 1, 2017 to 37.7% for the three months ended June 30, 2018. The increase was primarily driven by increased optometrist costs and, to a lesser extent, lower management fees, partially offset by increased eye exam sales. The higher optometrist costs and increased eye exam sales were both primarily the result of the FirstSight operations changes discussed in “—Net revenue” above. Management fees from our legacy segment declined due to the corresponding impact of the increased managed care business as described above.
Selling, general and administrative expenses
SG&A of $165.0 million for the three months ended June 30, 2018 increased $20.4 million, or 14.1%, from the three months ended July 1, 2017. As a percentage of net revenue, SG&A was 42.9% for the three months ended July 1, 2017 compared to 42.8% for the three months ended June 30, 2018. The decrease in SG&A as a percentage of net revenue was due to a decrease in store payroll as a percentage of net revenue partially offset by advertising expenses.
Owned & host SG&A. In the owned & host segment, SG&A as a percentage of net revenue was 39.0% for the three months ended June 30, 2018 compared to 38.7% for the three months ended July 1, 2017, driven primarily by advertising expenses.
Legacy segment SG&A. In the legacy segment, SG&A as a percentage of net revenue decreased from 35.8% for the three months ended July 1, 2017 to 34.3% for the three months ended June 30, 2018, driven primarily by lower payroll as a percentage of net revenue as well as advertising expenses. The decrease of lower payroll as a percentage of net revenue was related to the increase in legacy segment eye exam revenues from the FirstSight operations changes discussed in “Net Revenue” above.
Depreciation and amortization
Depreciation and amortization expense of $17.3 million for the three months ended June 30, 2018 increased $2.7 million, or 18.6%, from $14.6 million for the three months ended July 1, 2017 primarily driven by new store openings, as well as investments in optical laboratories, distribution centers and information technology infrastructure, including omni-channel platform related investments. Our property and equipment balance, net, increased $17.1 million, or 5.5%, during the three months ended June 30, 2018, reflective of $26.2 million in purchases of property and equipment, $6.4 million in new capital leases, less $15.3 million in depreciation expense and $0.2 million in other adjustments. New assets are out-pacing retirements, therefore, we expect continued increases in depreciation expense for the foreseeable future as we continue to execute our growth strategy.

Interest expense, net
Interest expense, net, of $9.4 million for the three months ended June 30, 2018 decreased $5.2 million, or 35.5%, from $14.6 million for the three months ended July 1, 2017. Interest expense decreased $4.5 million resulting from the payoff of our $125.0 million second lien term loans and $235.0 million in outstanding amount of our first lien term loans, during the fourth quarter of fiscal year 2017. An additional decrease of $0.6 million resulted from a reduction of deferred debt cost amortization, and corresponding reduction of discounts, related to repayment of outstanding debt in connection with our initial public offering (the “IPO”) during the fourth quarter of fiscal year 2017. These reductions were partially offset with $0.3 million in additional interest expense relating to capital leases obligations during the three months ended June 30, 2018.
Income tax provision
Our quarterly effective income tax rate (“ETR”) was 20.1% and (76.0)% for three months ended June 30, 2018 and July 1, 2017, respectively. The ETR of 20.1% for the three months ended June 30, 2018 reflected the reduced federal statutory rate from 35% to 21% as part of the Tax Cuts and Jobs Act of 2017, effective for tax years beginning on or after January 1, 2018. During the three months ended June 30, 2018, our expected combined statutory federal and state rate was reduced 8.4% by a $1.4 million income tax benefit resulting from stock option exercises. Other items aggregated to $0.3 million or 2.1% increase in the rate for the period.
Six Months Ended June 30, 2018 compared to Six Months Ended July 1, 2017
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for the six months ended June 30, 2018 compared to the six months ended July 1, 2017.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Six Months Ended June 30, 2018	Six Months Ended July 1, 2017	June 30, 2018	July 1, 2017	Six Months Ended June 30, 2018		Six Months Ended July 1, 2017
Owned & host segment
America’s Best	7.2%	9.3%	630	559	$503,482	63.5%	$438,837	62.0%
Eyeglass World	7.8%	6.3%	108	108	85,887	10.8%	77,653	11.0%
Military	(1.1)%	(7.1)%	56	57	13,024	1.6%	13,089	1.9%
Fred Meyer	5.6%	(3.4)%	29	29	7,617	1.0%	7,208	1.0%
Owned & host segment total			823	753	$610,010	76.9%	$536,787	75.9%
Legacy segment	3.8%	(1.1)%	227	227	81,864	10.3%	79,301	11.2%
Corporate/Other	—%	—%	—	—	102,597	12.9%	96,114	13.6%
Reconciliations	—%	—%	—	—	(964)	(0.1)%	(4,802)	(0.7)%
Total	7.5%	7.0%	1,050	980	$793,507	100%	$707,400	100%
Adjusted comparable store sales growth(3)	6.5%	6.5%

(1)
We calculate total comparable store sales based on consolidated net revenue excluding the impact of (i) corporate/other segment net revenue, (ii) sales from stores opened less than 12 months, (iii) stores closed in the periods presented, (iv) sales from partial months of operation when stores do not open or close on the first day of the month and (v) if applicable, the impact of a 53rd week in a fiscal year. Brand-level comparable store sales growth is calculated based on cash basis revenues consistent with what the CODM reviews, and consistent with reportable segment revenues presented in Note 8. “Segment Reporting” in our unaudited condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q, with the exception of the legacy segment, which is adjusted as noted in clause (ii) of footnote (3) below.

(2)	Percentages reflect line item as a percentage of net revenue.

(3)
There are two differences between total comparable store sales growth based on consolidated net revenue and adjusted comparable store sales growth: (i) adjusted comparable store sales growth includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in a decrease of 1.0% and 0.1% from total comparable store sales growth based on consolidated net revenue for the six months ended June 30, 2018 and July 1, 2017, respectively, and (ii) adjusted comparable store sales growth includes retail sales to the legacy partner’s customers (rather than the revenues recognized consistent with the management & services agreement), resulting in a decrease of 0.4% from total comparable store sales growth based on consolidated net revenue for the six months ended July 1, 2017.

Total net revenue of $793.5 million for the six months ended June 30, 2018 increased $86.1 million, or 12.2%, from $707.4 million for the six months ended July 1, 2017. This increase was driven approximately 45% by comparable store sales growth, approximately 45% by new stores and approximately 10% by order volume in our AC Lens business within the corporate/other segment.
In the six months ended June 30, 2018, we opened 40 new stores, including 38 new America’s Best stores and two Eyeglass World stores. Additionally, we closed two America’s Best stores and one Eyeglass World store. Overall, store count grew 7.1% from July 1, 2017 to June 30, 2018 (71 net new America’s Best locations were added and one Military location was closed in the 12 months ended June 30, 2018). Comparable store sales growth and adjusted comparable store sales growth were 7.5% and 6.5% for the six months ended June 30, 2018, respectively. Comparable store sales growth and adjusted comparable store sales growth were driven primarily by increases in customer transactions and, to a lesser extent, average ticket. We believe the increases in net revenue and customer transactions were primarily due to execution of our key strategies, including new store maturation, advertising and expansion of our participation in managed care programs.
Net product sales increased $74.6 million, or 12.8%, in the six months ended June 30, 2018 compared to the six months ended July 1, 2017, driven primarily by eyeglass sales and, to a lesser extent, contact lens sales. Net sales of services and plans increased $11.5 million, or 9.3%, driven primarily by eye exam sales in our owned & host segment. The eye exam increase was driven primarily by expanding participation in managed care programs and our store growth. To a lesser extent, warranty program sales and Eyecare Club membership sales also contributed to the increase. The warranty program sales increase was driven by our America’s Best brand. The increase in Eyecare Club membership sales was primarily driven by the $1.4 million deferred revenue accounting change in the six months ended June 30, 2018 discussed in Note 6. “Revenue From Contracts With Customers” of our unaudited condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q.
As a result of changes in applicable California law, certain optometrists employed by FirstSight were transferred to a professional corporation that contracts directly with our legacy segment in the third quarter of fiscal year 2017. This change led to an increase in legacy segment eye exam revenue and optometrist payroll costs of $2.3 million and $1.6 million, respectively, in the six months ended June 30, 2018. A corresponding decrease was recorded in our FirstSight subsidiary within the corporate/other segment. Therefore, the change had no impact on consolidated income from operations. As of June 30, 2018, approximately half of the applicable optometrists have been transferred, and we expect the remaining half to be transferred in the fourth quarter of fiscal year 2018.
In addition, in connection with these changes in California law, effective October 1, 2017, FirstSight ceased the sale of vision managed care products in Walmart locations in California that are not operated by the Company. As a result, FirstSight net revenue and associated costs in the six months ended June 30, 2018 were both approximately $3.6 million lower than the six months ended July 1, 2017, and there was an immaterial impact on income from operations. In the balance of fiscal year 2018, we expect this change to negatively impact FirstSight net revenue and positively impact associated costs by approximately $1.8 million to $1.9 million in the third quarter, with an immaterial impact on income from operations.
Owned & host segment net revenue. Net revenue for our owned & host segment increased $73.2 million, or 13.6%, due to comparable store sales growth and new store openings which increased sales across our key product categories. The growth was predominately driven by performance in America’s Best and Eyeglass World.
Legacy segment net revenue. Net revenue for our legacy segment grew $2.6 million, or 3.2%, primarily driven by $2.5 million in incremental eye exam sales, partially offset by lower customer transactions. The increased eye exam sales were primarily the result of changes to our FirstSight operations required by changes in applicable California law discussed above. The FirstSight operations changes resulted in a favorable impact of approximately 200 basis points in comparable store sales growth in the legacy segment.
Corporate/Other segment net revenue. Net revenue in the corporate/other segment increased $6.5 million, or 6.7%, driven by unit growth in our AC Lens online retail business and, to a lesser extent, unit growth in our wholesale order fulfillment business, partially offset by a $5.9 million reduction in sales as a result of the FirstSight operations changes discussed above.
Net revenue reconciliations. Reconciliations include increases in deferred revenue of $5.3 million and $7.6 million, and decreases in unearned revenue of $4.3 million and $2.8 million for the six months ended June 30, 2018 and July 1, 2017, respectively. The accounting change described in Note 1. “Description of Business and Basis of Presentation” of our unaudited condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q contributed to the lower increase in deferred revenue for the six months ended June 30, 2018 compared to the six months ended July 1, 2017, due to acceleration of deferred revenue amortization in the six months ended June 30, 2018. Deferred revenue for the six months ended June 30, 2018 was also driven by slower growth in our warranty program sales and Eyecare Club membership sales than other product categories.

Differences between the change in unearned revenue for the six months ended June 30, 2018 and July 1, 2017 were primarily the result of calendar influences on cash basis sales of prescription eyewear in our stores the last few days of the respective quarter, and differences in the average days for delivery and customer pick-up during those periods. Unearned revenue was higher in December 2016 compared to December 2017 due to an extra sales day in the 2016 period as a result of the timing of the Christmas holiday. The combination of these factors resulted in an overall increase in unearned revenue growth in the six months ended June 30, 2018 when compared to the six months ended July 1, 2017.
Costs applicable to revenue
Costs applicable to revenue of $357.5 million for the six months ended June 30, 2018 increased $35.3 million, or 11.0%, from $322.2 million for the six months ended July 1, 2017. As a percentage of net revenue, costs applicable to revenue decreased from 45.5% for the six months ended July 1, 2017 to 45.1% for the six months ended June 30, 2018. The decrease was primarily driven by a higher mix of eye exam sales as a result of our growing managed care business and a $2.3 million inventory write-off in the six months ended July 1, 2017, partially offset by increased optometrist costs in the six months ended June 30, 2018.
Costs of products as a percentage of net product sales decreased from 40.0% for the six months ended July 1, 2017 to 39.3% for the six months ended June 30, 2018, driven by the $2.3 million inventory write-off and the impact of legacy managed care business as further described below, partially offset by our growing AC Lens business. The inventory write-off recorded in our corporate/other segment in the six months ended July 1, 2017 was related to slow-moving contact lens inventory which had expired or would expire prior to possible sale. No such write-off was recorded in the six months ended June 30, 2018. Our AC Lens net revenue grew slightly faster than our store brands in the six months ended June 30, 2018, and AC Lens had a higher cost of products as a percentage of net revenue than our other businesses.
Owned & host segment costs of products. In the owned & host segment, costs of products as a percentage of net product sales was 29.1% for the six months ended July 1, 2017 compared to 29.0% for the six months ended June 30, 2018.
Legacy segment costs of products. In the legacy segment, costs of products as a percentage of net product sales decreased from 47.3% for the six months ended July 1, 2017 to 45.3% for the six months ended June 30, 2018. The decrease was primarily driven by increased eyeglass net revenue in the six months ended June 30, 2018 as a result of increased managed care business year-over-year and the one-time sale of contact lens inventory at cost to our legacy partner in the six months ended July 1, 2017. Legacy segment managed care net revenue is recorded in net product sales while revenue associated with servicing non-managed care customers is recorded in net sales of services and plans. Eyeglass costs for both managed care and non-managed care net revenue are recorded in costs of products. Changes in managed care customer mix have no impact on legacy segment EBITDA.
Costs of services and plans as a percentage of net sales of services and plans increased from 71.8% for the six months ended July 1, 2017 to 73.1% for the six months ended June 30, 2018. The increase was primarily driven by higher optometrist costs, partially offset by increased eye exam sales as a result of our growing managed care business. Optometrist costs increased as a result of store coverage in new markets and wage pressure in certain geographic markets.
Owned & host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans in the owned & host segment increased from 75.8% for the six months ended July 1, 2017 to 77.8% for the six months ended June 30, 2018. The increase was driven by higher optometrist costs as described above, partially offset by increased eye exam sales as a result of our growing managed care business.
Legacy segment costs of services and plans. In the legacy segment, costs of services and plans as a percentage of net sales of services and plans increased from 29.3% for the six months ended July 1, 2017 to 37.0% for the six months ended June 30, 2018. The increase was primarily driven by increased optometrist costs and, to a lesser extent, lower management fees, partially offset by increased eye exam sales. The higher optometrist costs and increased eye exam sales were both primarily the result of the FirstSight operations changes discussed in “Net revenue” above. Management fees from our legacy segment declined due to the corresponding impact of the increased managed care business as described above.
Selling, general and administrative expenses
SG&A of $335.1 million for the six months ended June 30, 2018 increased $40.7 million, or 13.8%, from the six months ended July 1, 2017. As a percentage of net revenue, SG&A increased from 41.6% for the six months ended July 1, 2017 to 42.2% for the six months ended June 30, 2018. The increase as a percentage of net revenue was primarily driven by advertising expenses.

Owned & host SG&A. In the owned & host segment, SG&A as a percentage of net revenue increased from 37.3% for the six months ended July 1, 2017 to 37.8% for the six months ended June 30, 2018, driven primarily by advertising expenses.
Legacy segment SG&A. In the legacy segment, SG&A as a percentage of net revenue was 33.0% for the six months ended July 1, 2017 compared to 32.9% for the six months ended June 30, 2018.
Depreciation and amortization
Depreciation and amortization expense of $35.0 million for the six months ended June 30, 2018 increased $5.9 million, or 20.5%, from $29.1 million for the six months ended July 1, 2017 primarily driven by new store openings, as well as investments in optical laboratories, distribution centers and information technology infrastructure. Our property and equipment balance, net, increased $23.9 million, or 7.9%, during the six months ended June 30, 2018, reflective of $47.1 million in purchases of property and equipment, $7.8 million in new capital leases, less $30.8 million in depreciation expense and $0.2 million in other adjustments. New assets are out-pacing retirements, therefore, we expect continued increases in depreciation expense for the foreseeable future as we continue to execute our growth strategy.
Interest expense, net
Interest expense, net, of $18.7 million for the six months ended June 30, 2018 decreased $7.4 million, or 28.2%, from $26.1 million for the six months ended July 1, 2017. Interest expense decreased $8.9 million resulting from the payoff of our $125.0 million second lien term loans and $235.0 million in outstanding amount of our first lien term loans, during the fourth quarter of fiscal year 2017, partially offset by approximately $2.2 million in interest paid to counterparties associated with our derivative cash flow hedges which became effective in March 2017, but were in effect for the full six months ended June 30, 2018. An additional decrease of $1.2 million interest expense resulted from the reduction of deferred debt cost amortization, and corresponding reduction of discounts, related to repayment of outstanding debt in connection with our IPO during the fourth quarter of fiscal year 2017. These reductions were partially offset with an increase of $0.5 million in interest expense relating to capital lease obligations during the six months ended June 30, 2018.
Income tax provision
Our ETR was 18.4% and 36.9% for the six months ended June 30, 2018 and July 1, 2017, respectively. The favorable change in the year to date ETR for the six months ended June 30, 2018 was due to the reduced federal statutory rate from 35% to 21% as part of the Tax Cuts and Jobs Act of 2017, effective for tax years beginning on or after January 1, 2018. During the six months ended June 30, 2018, our expected combined statutory federal and state rate was reduced 8.7% by a $4.1 million income tax benefit resulting from stock option exercises. Other items aggregated to $0.5 million, an increase in ETR of 1.1%, in the same period.
Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income
We define EBITDA as net income, plus interest expense, income tax provision and depreciation and amortization. We define Adjusted EBITDA as EBITDA, further adjusted to exclude stock compensation expense, costs associated with debt refinancing, asset impairment, non-cash inventory write-offs, management fees, new store pre-opening expenses, non-cash rent, litigation settlement, secondary offering expenses and other expenses. We describe these adjustments reconciling net income to EBITDA and Adjusted EBITDA in the tables below.We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total net revenue. We define Adjusted Net Income as net income, plus stock compensation expense, costs associated with debt refinancing, asset impairment, non-cash inventory write-offs, management fees, new store pre-opening expenses, non-cash rent, litigation settlement, secondary offering expenses, amortization of acquisition intangibles and deferred financing costs and other expenses, tax benefit of stock option exercises less the tax effect of these adjustments. We describe these adjustments reconciling net income to Adjusted Net Income in the tables below.

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

The following table reconciles our net income to EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income for the periods presented:

	Three Months Ended				Six Months Ended
In thousands	June 30, 2018		July 1, 2017		June 30, 2018		July 1, 2017
Net income (loss)	$13,077	3.4%	$(1,496)	(0.4)%	$38,124	4.8%	$15,574	2.2%
Interest expense	9,424	2.4%	14,622	4.3%	18,737	2.4%	26,114	3.7%
Income tax provision	3,292	0.9%	646	0.2%	8,575	1.1%	9,104	1.3%
Depreciation and amortization	17,346	4.5%	14,629	4.3%	35,000	4.4%	29,052	4.1%
EBITDA	43,139	11.2%	28,401	8.4%	100,436	12.7%	79,844	11.3%

Stock compensation expense (a)	1,524	0.4%	885	0.3%	3,120	0.4%	1,989	0.3%
Debt issuance costs (b)	—	—%	—	—%	—	—%	2,702	0.4%
Asset impairment (c)	—	—%	1,000	0.3%	—	—%	1,000	0.1%
Non-cash inventory write-offs (d)	—	—%	256	0.1%	—	—%	2,271	0.1%
Management fees (e)	—	—%	290	0.1%	—	—%	574	0.1%
New store pre-opening expenses (f)	756	0.2%	660	0.2%	1,230	0.2%	1,278	0.2%
Non-cash rent (g)	508	0.1%	296	0.1%	808	0.1%	654	0.1%
Litigation settlement (h)	—	—%	7,000	2.1%	—	—%	7,000	1.0%
Secondary offering expenses (i)	177	—%	—	—%	1,140	0.1%	—	1.0%
Other (j)	726	0.2%	831	0.2%	1,185	0.3%	1,213	0.2%
Adjusted EBITDA/ Adjusted EBITDA Margin	$46,830	12.1%	$39,619	11.7%	$107,919	13.6%	$98,525	13.9%
Note: Percentages reflect line item as a percentage of net revenue

	Three Months Ended		Six Months Ended
In thousands	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income (loss)	$13,077	$(1,496)	$38,124	$15,574
Stock compensation expense (a)	1,524	885	3,120	1,989
Debt issuance costs (b)	—	—	—	2,702
Asset impairment (c)	—	1,000	—	1,000
Non-cash inventory write-offs (d)	—	256	—	2,271
Management fees (e)	—	290	—	574
New store pre-opening expenses (f)	756	660	1,230	1,278
Non-cash rent (g)	508	296	808	654
Litigation settlement (h)	—	7,000	—	7,000
Secondary offering expenses (i)	177	—	1,140	—
Other (j)	726	831	1,185	1,213
Amortization of acquisition intangibles and deferred financing costs (k)	2,281	2,885	4,562	5,744
Tax benefit of stock option exercises (l)	(1,371)	—	(4,066)	—
Tax effect of total adjustments (m)	(1,528)	(5,641)	(3,083)	(9,770)
Adjusted Net Income	$16,150	$6,966	$43,020	$30,229

(a)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards.

(b)	Fees associated with the borrowing of $175.0 million in additional principal under our first lien credit agreement during the first fiscal quarter of 2017.

(c)	Non-cash charges related to impairment of long-lived assets, primarily the complete write-off of a cost basis investment.

(d)	Reflects write-offs of inventory relating to the expiration of a specific type of contact lenses that could not be sold and required disposal.

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

(h)
Amounts accrued related to settlement of litigation. See Note 7. “Commitments and Contingencies “ in our unaudited condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q for further details.

(i)	Expenses related to our secondary public offerings for the three and six months ended June 30, 2018.

(j)
Other adjustments include amounts that management believes are not representative of our operating performance, including our share of losses on equity method investments of $0.4 million, $0.2 million, $0.6 million and $0.3 million for the three months ended June 30, 2018 and July 1, 2017 and six months ended June 30, 2018 and July 1, 2017, respectively; the amortization impact of the KKR Acquisition-related adjustments (e.g., fair value of leasehold interests) of $52,000, $(72,000), $69,000, and $(0.2) million for the three months ended June 30, 2018 and July 1, 2017 and the six months ended June 30, 2018 and July 1, 2017, respectively; expenses related to preparation for being an SEC registrant that were not directly attributable to the IPO and therefore not charged to equity of $0.7 million and $1.2 million for the three and six months ended July 1, 2017; differences between the timing of expense versus cash payments related to contributions to charitable organizations of $(0.3) million for each of the three months ended June 30, 2018 and July 1, 2017 and $(0.5) million for each of the six months ended June 30, 2018 and July 1, 2017, respectively; costs of severance and relocation of $0.3 million for each of the three months ended June 30, 2018 and July 1, 2017 and, $0.5 million and $0.3 million for the six months ended June 30, 2018 and July 1, 2017 respectively; and other expenses and adjustments totaling $0.2 million for the three months ended June 30, 2018 and $0.5 million and $71,000 for the six months ended June 30, 2018 and July 1, 2017, respectively.

(k)
Amortization of acquisition intangibles related to the increase in the carrying values of intangible assets as a result of the KKR Acquisition of $1.9 million for each of the three months ended June 30, 2018 and July 1, 2017 and $3.7 million for each of the six months ended June 30, 2018 and July 1, 2017. Amortization of deferred financing costs is primarily associated with the March 2014 term loan borrowings in connection with the KKR Acquisition and, to a lesser extent, amortization of deferred loan discount costs associated with the May 2015 and February 2017 incremental first lien term loans and the November 2017 first lien term loan refinancing, aggregating to $0.4 million, $1.0 million, $0.8 million and $2.0 million for the three months ended June 30, 2018 and July 1, 2017 and six months ended June 30, 2018 and July 1, 2017, respectively.

(l)
Tax benefit associated with accounting guidance adopted at the beginning of fiscal year 2017 (Accounting Standards Update 2016-09, Compensation - Stock Compensation), requiring excess tax benefits to be recorded in earnings as discrete items in the reporting period in which they occur.

(m)	Represents the tax effect of the total adjustments at our estimated annual effective tax rate.

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
As of June 30, 2018, we had $34.6 million in cash and cash equivalents and $94.5 million of additional availability under our revolving credit facility, which reflects $5.5 million in outstanding letters of credit.
We spent $48.7 million in capital expenditures in the six months ended June 30, 2018. Approximately 80% of our planned capital expenditures are related to our expected growth (i.e. new stores, optometric equipment, additional capacity in our optical laboratories and distribution centers, and our IT infrastructure, including omni-channel platform related investments). We plan on opening approximately 75 stores during fiscal year 2018 (inclusive of the 40 new stores opened through June 30, 2018). Our working capital requirements for inventory will increase as we continue to open additional stores. We primarily fund our working capital needs using cash provided by operations.

The following table summarizes the net cash provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended
In thousands	June 30, 2018	July 1, 2017
Cash flows provided by (used for):
Operating activities	$80,135	$67,933
Investing activities	(48,568)	(44,135)
Financing activities	(939)	(3,466)
Net increase in cash and cash equivalents and restricted cash	$30,628	$20,332
Net Cash Provided by Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred income taxes, non-cash stock option compensation, non-cash inventory adjustments, bad debt expense, and changes in operating assets and liabilities.
Net cash provided by operating activities increased $12.2 million, or 18.0%, during the six months ended June 30, 2018 compared to the six months ended July 1, 2017. Net cash provided by operating activities was $80.1 million for the six months ended June 30, 2018, which consisted of non-cash items of $52.8 million, $38.1 million of net income, offset by an increase in net working capital and other assets and liabilities of $10.8 million. Net cash provided by operating activities was $67.9 million for the six months ended July 1, 2017, as non-cash items of $52.1 million were combined with $15.6 million of net income and a decrease in net working capital and other assets and liabilities of $0.2 million.
The increase in net working capital and other assets and liabilities during the six months ended June 30, 2018 was primarily due to increases in accounts receivable of $5.2 million, inventories of $5.1 million, and other assets of $0.6 million, and decreases in accounts payable of $2.9 million and accrued expenses and other liabilities of $2.2 million. These changes were partially offset by an increase in deferred revenues of $5.3 million. Decreases in accounts payable reflect the timing of payments. Increases in inventory are generally expected each period, and reflect our growth in sales of products, including product replenishment needs at existing stores and inventory needed to outfit new stores. Increases in accounts receivable, deferred revenue and other assets are generally expected each period due to net revenue growth and overall increases in the size of consolidated operations. We opened 40 new stores during the six months ended June 30, 2018, with three closures.
The decrease in net working capital and other assets and liabilities during the six months ended July 1, 2017 was primarily due to increases in deferred revenues of $7.6 million and accrued expenses and other liabilities of $8.4 million ($7.0 million of which was the litigation settlement on the 1-800 Contacts Matter), and a decrease in other assets of $1.8 million, offset by increases in accounts receivable of $6.4 million and inventories of $6.2 million and a decrease in accounts payable of $5.0 million. Liabilities for deferred and unearned revenues represent cash basis sales that are deferred until we meet our performance obligations to deliver products and provide services. Increases in deferred and unearned revenues are consistent with increased overall net revenue resulting from new stores and positive comparable store sales growth. Increases in accrued expenses and other liabilities is reflective of our growth as new stores are added monthly. We opened 40 new stores during the six months ended July 1, 2017, with three closures. Increases in accounts receivable and inventories are reflective of our growth as new stores were added. Decrease in accounts payable primarily reflect timing of payments to vendors.
Net Cash Used for Investing Activities
Net cash used for investing activities increased by $4.4 million, to $48.6 million, during the six months ended June 30, 2018 from $44.1 million during the six months ended July 1, 2017. The change in cash used for investing activities included an increase of $4.5 million in purchases of property and equipment to support our growth, including new stores, improvements to our optical laboratories and distribution centers, and continued development of our IT infrastructure.

Net Cash Used for Financing Activities
Net cash used for financing activities decreased by $2.5 million, to $0.9 million, during the six months ended June 30, 2018 from $3.5 million during the six months ended July 1, 2017. The primary drivers of the overall cash used for financing activities were quarterly principal payments required under our first lien credit agreement. We paid $2.9 million and $4.2 million in principal payments during the six months ended June 30, 2018 and July 1, 2017, respectively. Additionally, we paid $0.8 million and $0.4 million in capital lease obligations during the six months ended June 30, 2018 and July 1, 2017, respectively. We received $3.5 million and $1.1 million in proceeds related to the exercise of stock options during the three months ended June 30, 2018 and July 1, 2017, respectively. This was partially offset by purchases of treasury stock in the amount of $0.9 million during the six months ended June 30, 2018. No purchases of treasury stock occurred during the six months ended July 1, 2017.
Off-balance Sheet Arrangements
We follow U.S. GAAP in making the determination as to whether or not to record an asset or liability related to our arrangements with third parties. Consistent with current accounting guidance, we do not record an asset or liability associated with operating leases or with long-term marketing and promotional commitments. We have disclosed the amount of future commitments associated with these items in our consolidated financial statements. We are not a party to any other off-balance sheet arrangements during the six months ended June 30, 2018.
Contractual Obligations
During the six months ended June 30, 2018, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of December 30, 2017 in the Annual Report.
Critical Accounting Policies and Estimates
Management has evaluated the accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements and related notes and believe those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Annual Report dated December 31, 2017, in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the Annual Report, except for the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers and ASU No. 2016-18, Restricted Cash discussed in Note 1. “Description of Business and Basis of Presentation” of our unaudited condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q.
Adoption of New Accounting Pronouncements
The information set forth in Note 1. “Description of Business and Basis of Presentation” to our unaudited condensed consolidated financial statements under Part I. Item 1. under the heading “Adoption of New Accounting Pronouncements” of this Form 10-Q is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have market risk exposure from changes in interest rates. We, when appropriate, use derivative financial instruments to mitigate the risk from such exposure. A discussion of our accounting policies for derivative financial instruments is included in Note 3. “Fair Value Measurement of Financial Assets and Liabilities,” to our unaudited condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q.
A substantial portion of our debt bears interest at variable rates. If market interest rates increase, the interest rate on our variable rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. We also have a revolving line of credit at variable interest rates. The general levels of LIBOR affect interest expense. We periodically use interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the contract counterparties are included in accrued liabilities or accounts receivable in the unaudited condensed consolidated balance sheets.

As of June 30, 2018, all of our $565.7 million in term loan debt was subject to variable interest rates, with a weighted average borrowing rate of 4.8%. After inclusion of the notional amount of $465.0 million of interest rate swaps fixing a portion of the variable rate debt, $100.7 million, or 17.8% of our debt, is subject to variable rates. Assuming an increase to market rates of 1.0% as of June 30, 2018, we would incur an annual increase to interest expense of approximately $1.0 million related to debt subject to variable rates.
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
Material Weakness and Status of Material Weakness Remediation
As previously disclosed in our prospectus, dated October 25, 2017 filed with the SEC on October 27, 2017, and our subsequent periodic reports filed with the SEC, we had identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We identified a deficiency in the design of controls related to the timely detection of damaged, expired or expiring contact lens inventory for purposes of recording inventory at net realizable value. We also identified a material weakness related to a deficiency in the design of entity level controls to identify and assess changes in our business environment that could significantly impact the system of internal control over financial reporting.
Remediation Plan - We have designed and implemented controls to remediate these material weaknesses, which include the following new policies, procedures, and internal controls:

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
We are committed to maintaining a strong internal control environment, and we expect to continue our efforts to remediate the material weaknesses described above. During the second quarter of fiscal year 2018, management has begun testing the operating effectiveness of such controls to demonstrate whether successful remediation has occurred. However, the material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the second quarter of fiscal year 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above under “Material Weakness and Status of Material Weakness Remediation.”

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are currently and may in the future become subject to various claims and pending or threatened lawsuits in the normal course of our business.
Our subsidiary, FirstSight is a defendant in a purported class action in the U.S. District Court for the Southern District of California that alleges that FirstSight participated in arrangements that caused the illegal delivery of eye examinations and that FirstSight thereby violated, among other laws, the corporate practice of optometry and the unfair competition and false advertising laws of California. The lawsuit was filed in 2013 and FirstSight was added as a defendant in 2016. In March 2017, the court granted the motion to dismiss previously filed by FirstSight and dismissed the complaint with prejudice. The plaintiffs filed an appeal with the U.S. Court of Appeals for the Ninth Circuit in April 2017. In July 2018, the U.S. Court of Appeals for the Ninth Circuit vacated in part, and reversed in part, the district court’s dismissal and remanded for further proceedings. We believe that the claims alleged are without merit and intend to continue to defend the litigation vigorously.
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

3.2	Second Amended and Restated Bylaws of National Vision Holdings, Inc. -incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 31, 2017
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Vision Holdings, Inc.

Dated: August 14, 2018	By:	/s/ L. Reade Fahs
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 14, 2018	By:	/s/ Patrick R. Moore
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)