Form 10-Q
period 2018-09-29
National Vision Holdings, Inc.
filed 2018-11-13
CIK 1710155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company Emerging growth company	☐ ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2018
Common stock, $0.01 par value	77,164,296

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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of September 29, 2018 and December 30, 2017
In Thousands, Except Par Value Information
(Unaudited)

ASSETS	As of September 29, 2018	As of December 30, 2017
Current assets:
Cash and cash equivalents	$48,881	$4,208
Accounts receivable, net	38,875	43,193
Inventories	99,280	91,151
Prepaid expenses and other current assets	24,065	23,925
Total current assets	211,101	162,477

Property and equipment, net	340,626	304,132
Other assets:
Goodwill	792,744	792,744
Trademarks and trade names	240,547	240,547
Other intangible assets, net	66,624	72,903
Other assets	9,052	10,988
Total non-current assets	1,449,593	1,421,314
Total assets	$1,660,694	$1,583,791
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,885	$35,708
Other payables and accrued expenses	81,465	77,611
Unearned revenue	23,035	27,739
Deferred revenue	53,951	62,993
Current maturities of long-term debt	7,863	7,258
Total current liabilities	197,199	211,309

Long-term debt, less current portion and debt discount	566,932	561,980
Other non-current liabilities:
Deferred revenue	20,723	31,222
Other liabilities	42,291	46,044
Deferred income taxes, net	75,378	73,648
Total other non-current liabilities	138,392	150,914
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 77,136 and 74,654 shares issued as of September 29, 2018 and December 30, 2017, respectively; 77,082 and 74,654 shares outstanding as of September 29, 2018 and December 30, 2017, respectively	770	746
Additional paid-in capital	659,480	631,798
Accumulated other comprehensive loss	(1,059)	(9,868)
Retained earnings	100,113	37,145
Treasury stock, at cost; 54 and 28 shares as of September 29, 2018 and December 30, 2017, respectively	(1,133)	(233)
Total stockholders’ equity	758,171	659,588
Total liabilities and stockholders’ equity	$1,660,694	$1,583,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three and Nine Months Ended September 29, 2018 and September 30, 2017
In Thousands, Except Earnings Per Share
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenue:
Net product sales	$319,312	$283,648	$977,497	$867,192
Net sales of services and plans	68,113	62,441	203,435	186,297
Total net revenue	387,425	346,089	1,180,932	1,053,489
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	130,951	115,752	389,560	349,099
Services and plans	51,637	46,606	150,541	135,474
Total costs applicable to revenue	182,588	162,358	540,101	484,573
Operating expenses:
Selling, general and administrative expenses	184,424	151,251	519,564	445,714
Depreciation and amortization	19,080	15,352	54,080	44,404
Asset impairment	2,137	—	2,137	1,000
Litigation settlement	—	—	—	7,000
Other expense, net	411	568	829	744
Total operating expenses	206,052	167,171	576,610	498,862
(Loss) income from operations	(1,215)	16,560	64,221	70,054
Interest expense, net	9,407	14,851	28,144	40,965
Debt issuance costs	—	—	—	2,702
(Loss) earnings before income taxes	(10,622)	1,709	36,077	26,387
Income tax (benefit) provision	(16,438)	163	(7,863)	9,267
Net income	$5,816	$1,546	$43,940	$17,120

Earnings per share:
Basic	$0.08	$0.03	$0.58	$0.30
Diluted	$0.07	$0.03	$0.56	$0.29
Weighted average shares outstanding:
Basic	76,118	56,414	75,361	56,363
Diluted	79,710	58,459	78,571	58,281

Comprehensive income:
Net income	$5,816	$1,546	$43,940	$17,120
Unrealized gain on hedge instruments	2,267	2,255	11,842	2,176
Tax provision of unrealized gain on hedge instruments	(580)	(872)	(3,033)	(843)
Comprehensive income	$7,503	$2,929	$52,749	$18,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 29, 2018 and September 30, 2017
In Thousands
(Unaudited)

	Nine Months Ended
	September 29, 2018	September 30, 2017
Cash flows from operating activities:
Net income	$43,940	$17,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,080	44,404
Amortization of loan costs	1,287	3,075
Asset impairment	2,137	1,000
Deferred income tax (benefit) expense	(8,060)	8,922
Non-cash stock option compensation	13,749	3,140
Non-cash inventory adjustments	2,491	4,695
Bad debt expense	4,981	4,513
Debt issuance costs	—	2,702
Other	1,555	388
Changes in operating assets and liabilities:
Accounts receivable	(663)	(9,254)
Inventories	(10,620)	(7,001)
Other assets	381	2,487
Accounts payable	(4,823)	(5,838)
Deferred revenue	6,235	9,022
Other liabilities	9,282	16,876
Net cash provided by operating activities	115,952	96,251
Cash flows from investing activities:
Purchase of property and equipment	(78,813)	(67,135)
Purchase of investments	—	(1,500)
Other	136	125
Net cash used for investing activities	(78,677)	(68,510)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	173,712
Proceeds from issuance of common stock	—	1,004
Proceeds from exercise of stock options	14,032	1,088
Principal payments on long-term debt	(4,275)	(6,236)
Purchase of treasury stock	(900)	—
Payments on capital lease obligations	(1,256)	(710)
Debt issuance costs	—	(2,702)
Dividend to stockholders	—	(170,983)
Net cash provided by (used for) financing activities	7,601	(4,827)
Net change in cash, cash equivalents and restricted cash	44,876	22,914
Cash, cash equivalents and restricted cash, beginning of year	5,193	5,687
Cash, cash equivalents and restricted cash, end of period	$50,069	$28,601
The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated balance sheets to the total of cash, cash equivalents and restricted cash shown above:

	Nine Months Ended
	September 29, 2018	September 30, 2017
Cash and cash equivalents	$48,881	$27,621
Restricted cash included in other assets	1,188	980
Total cash, cash equivalents and restricted cash	$50,069	$28,601
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Description of Business and Basis of Presentation
Nature of Operations
National Vision Holdings, Inc. (“NVHI,” the “Company,” “we,” “our,” or “us”) is a holding company whose operating subsidiaries include its indirect wholly owned subsidiary, National Vision, Inc. (“NVI”) and NVI’s direct wholly owned subsidiaries. The Company is a leading value retailer of eyeglasses and contact lenses in the United States and its territories. We operated 1,067 and 1,013 retail optical locations as of September 29, 2018 and December 30, 2017, respectively, through our five store brands, America’s Best Contacts and Eyeglasses (“America’s Best”), Eyeglass World, Vista Optical locations on U.S. Army/Air Force military bases and within Fred Meyer stores, and our management and services arrangement with Walmart (“legacy”).
Basis of Presentation
We prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and, therefore, do not include all information and disclosures required by U.S. GAAP for complete consolidated financial statements. The condensed consolidated balance sheet as of December 30, 2017 has been derived from the audited consolidated balance sheet for the fiscal year then ended. These unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of September 29, 2018, the consolidated results of operations and comprehensive income for the three and nine months ended September 29, 2018 and September 30, 2017 and its statements of cash flows for the nine months ended September 29, 2018 and September 30, 2017.
Certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted; however, we believe that the disclosures included herein are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the fiscal year ended December 30, 2017 included in the Company’s Annual Report on Form 10-K for fiscal year 2017 filed on March 8, 2018. The Company’s significant accounting policies are set forth in Note 1 within those consolidated financial statements. We use the same accounting policies in preparing interim condensed consolidated financial information and annual consolidated financial statements. There were no changes to our significant accounting policies during the nine months ended September 29, 2018, except for the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers and ASU No. 2016-18, Restricted Cash. See “Adoption of New Accounting Pronouncements” below for further discussion.
Changes to stockholders’ equity associated with changes in unrealized gains and losses on cash flow hedging instruments, exercises of stock options, and the cumulative effect of adoption of ASU No. 2014-09 are discussed in Note 3. “Fair Value Measurements of Financial Assets and Liabilities,” Note 4. “Stock Incentive Plan,” and in Note 6. “Revenue from Contracts with Customers,” respectively.
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
Seasonality
The consolidated results of operations for the three and nine months ended September 29, 2018 and September 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year due to seasonality and uncertainty of general economic conditions that may impact our key end markets. Historically, our business has realized a higher portion of net revenue, income from operations, and cash flows from operations in the first fiscal quarter, and a lower portion of net revenue, income from operations, and cash flows from operations in the fourth fiscal quarter. The seasonally larger first quarter is attributable primarily to the timing of our customers’ personal income tax refunds and annual health insurance program start or reset periods. Seasonality related to fourth quarter holiday spending by retail customers generally does not impact our business. Our quarterly consolidated results can also be affected by the timing of new store openings, store closings, and certain holidays.

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
Asset Impairment
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
During the three months ended September 29, 2018, we identified indicators of impairment in our long-lived tangible store assets classified as held and used and determined that assets belonging to certain stores with a carrying amount of $2.2 million were no longer recoverable due to underperformance. As a result of our interim tests, we recorded a $2.1 million impairment charge for the three and nine months ended September 29, 2018. The remaining estimated fair value of the impaired assets was $0.1 million.
Income Taxes
Our income tax benefit for the three months ended September 29, 2018 reflected a benefit associated with pre-tax losses at our statutory federal and state rate of 25.6%, and an additional discrete benefit of $13.9 million associated primarily with the exercise of stock options. In comparison, the income tax rate associated with the three months ended September 30, 2017 primarily reflected the rate necessary to achieve our 35.2% expected annual effective income tax rate (“ETR”) for the nine months ended September 30, 2017, as discrete items did not materially impact the rates used for those periods. Our income tax benefit for the nine months ended September 29, 2018 reflected income tax expense at our statutory federal and state rate of 25.6%, offset by a discrete benefit of $18.0 million associated primarily with the exercise of stock options.
Pursuant to SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Legislation, the Company recognized provisional effects of the enactment of the Tax Cuts and Jobs Act of 2017 for which measurement could be reasonably estimated as of December 30, 2017. For the nine months ended September 29, 2018, the Company recorded adjustments to the provisional estimates related to depreciation expense and believes the remeasurement of its 2017 provisional amount is complete. The adjustments to the provisional estimates of December 30, 2017 did not materially impact the ETR of the Company during nine months ended September 29, 2018.
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

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Description of Business and Basis of Presentation (continued)

The Company adopted this new guidance in the first quarter of 2018 using the modified retrospective transition method. The adoption resulted in a $14.0 million and $11.8 million decrease in current and non-current deferred revenue, respectively, for certain contracts where we satisfy performance obligations over time and a related $6.8 million increase in deferred income tax liability, resulting in a net $19.0 million increase to retained earnings on the condensed consolidated balance sheet as of December 31, 2017. Our results of operations for the reported periods after December 31, 2017 are presented under this amended guidance, while prior period amounts are not adjusted and continue to be reported in accordance with historical accounting guidance. Adoption of this new guidance did not result in significant changes to our accounting policies, business processes, systems or controls, or have a material impact on our results of operations and cash flows. The impact of adopting the amended guidance primarily relates to the timing of revenue recognition for our eyecare club memberships, which comprised approximately 3% of our consolidated net revenue during the most recent three fiscal years. See Note 6. “Revenue From Contracts with Customers” for additional information.
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
During the first quarter of 2018, we established a cross-functional team to evaluate and implement the new guidance. The Company made progress towards implementation of the new guidance including surveying the Company’s businesses, assessing the Company’s portfolio of leases and compiling a central repository of active leases. The Company evaluated key policy elections and considerations under the new guidance and is currently updating its accounting policies and internal controls to address the new guidance requirements, including disclosures. Additionally, the Company upgraded its lease accounting software solution to support the new reporting requirements. Significant progress has been made on extracting and loading lease data elements required for lease accounting into the software solution and testing of the lease management system is nearing completion. The Company does not expect the adoption of this new guidance to have a significant impact on the recognition, measurement or presentation of lease expenses within our condensed consolidated statements of operations. While the Company continues to assess all potential impacts of the new standard, we currently believe the most significant impact relates to recording lease assets and related liabilities on the condensed consolidated balance sheets.
Share Based Payment Accounting
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This new guidance expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This new guidance is effective for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is assessing this new guidance but does not expect it to have a material impact on its statement of financial condition, results of operations, or cash flows.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Description of Business and Basis of Presentation (continued)

Cloud Computing
In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).  This new guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. The amendments in this new guidance may be applied either retrospectively or prospectively. The Company is in the process of assessing the new guidance.
2. Details of Certain Balance Sheet Accounts

In thousands	As of September 29, 2018	As of December 30, 2017
Accounts receivable, net:
Trade receivables	$24,500	$28,862
Credit card receivables	9,289	10,459
Tenant improvement allowances receivable	4,984	4,794
Other receivables	2,626	2,936
Allowance for uncollectible accounts	(2,524)	(3,858)
	$38,875	$43,193

In thousands	As of September 29, 2018	As of December 30, 2017
Inventories:
Raw materials and work in process (1)	$45,379	$43,953
Finished goods	53,901	47,198
	$99,280	$91,151

(1)
Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not separately present raw materials and work in process.

In thousands	As of September 29, 2018	As of December 30, 2017
Property and equipment, net:
Land and building	$3,632	$3,608
Equipment	252,549	220,088
Furniture and fixtures	47,423	42,708
Leasehold improvements	178,346	155,369
Construction in progress	29,806	18,375
Property under capital leases	22,334	11,756
	534,090	451,904
Less accumulated depreciation	193,464	147,772
	$340,626	$304,132

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

2. Details of Certain Balance Sheet Accounts (continued)

In thousands	As of September 29, 2018	As of December 30, 2017
Other payables and accrued expenses:
Employee compensation and benefits	$32,153	$21,134
Advertising	1,524	2,900
Self-insurance reserves	7,102	6,854
Reserves for customer returns and remakes	6,502	4,565
Capital expenditures	9,060	10,782
Legacy management and services agreement	5,319	6,000
Fair value of derivative liabilities	3,050	6,969
Sales and use taxes	1,130	1,218
Supplies and other store support expenses	2,638	3,014
Litigation settlements	3,838	3,942
Other	9,149	10,233
	$81,465	$77,611

In thousands	As of September 29, 2018	As of December 30, 2017
Other non-current liabilities:
Fair value of derivative liabilities	$1,230	$9,155
Tenant improvements (1)	25,742	22,894
Deferred rental expenses	8,463	7,246
Self-insurance reserves	4,915	4,564
Other	1,941	2,185
	$42,291	$46,044

(1)	Obligations for tenant improvements are amortized as a reduction of rental expense over the respective lease term.
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
Long-term Debt - Credit Agreement
Loans under our first lien credit agreement are traded in private markets on a less-than-daily basis. Fair value is based on the average of trading prices and bid/ask quotes around period-end (Level 2 inputs). The estimated fair values of our first lien term loans were $566.5 million and $570.2 million as of September 29, 2018 and December 30, 2017, respectively, compared to carrying values of $554.3 million and $557.3 million, respectively, which includes the current portion, and is net of unamortized discounts and deferred debt issuance costs.
See Note 11. “Subsequent Events,” for details regarding Term Loan A - Joinder and Amendment Agreement completed following the third quarter.
Long-term Debt - Capital Leases
The fair value of capital lease obligations is based on estimated future contractual cash flows discounted at an appropriate market rate of interest (Level 2 inputs). The estimated fair values of our capital leases were $25.0 million and $14.0 million as of September 29, 2018 and December 30, 2017, respectively, compared to carrying values of $20.5 million and $12.0 million, respectively.
Interest Rate Derivatives
The Company is a party to three pay-fixed and receive-floating interest rate swap agreements to offset the variability of cash flows in LIBOR-indexed debt interest payments attributable to changes in the benchmark interest rate from March 13, 2017 to March 13, 2021 related to its current first lien credit agreement. Changes in the cash flows of each derivative have historically been and are expected to be highly effective in offsetting the changes in interest payments on a principal balance equal to the derivative’s notional amount, attributable to the hedged risk. During the three months ended March 31, 2018, in accordance with the original agreements with the counterparties, the notional amount of the first derivative decreased from $175 million to $140 million. There were no other changes in the terms of the arrangements. All of our derivative instruments were deemed to be highly effective to meet the requirements for hedge accounting as of September 29, 2018.
We recognize as assets or liabilities at fair value the estimated amounts we would receive or pay upon a termination of interest rate swaps prior to their scheduled expiration dates. Fair value is based on information that is model-driven and whose inputs are observable (Level 2 inputs). Cumulative unrealized gains and losses on derivative instruments are recorded in accumulated other comprehensive loss (“AOCL”), net of tax. As of September 29, 2018, the Company expects to reclassify $2.3 million, net of tax, of AOCL into earnings in the next 12 months. See Note 10. “Accumulated Other Comprehensive Loss” for further details.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
3. Fair Value Measurements of Financial Assets and Liabilities (continued)

Our cash flow hedge position related to interest rate derivative contracts is as follows:

In thousands	Notional Amount	Final Maturity Date	Other Payables and Accrued Expenses	Other Liabilities	AOCL, Net of Tax (1)
As of September 29, 2018	$465,000	March 2021	$3,050	$1,230	$1,059
As of December 30, 2017	$500,000	March 2021	$6,969	$9,155	$9,868

(1)	Includes stranded tax benefit of $2.1 million within AOCL from adopting provisions of the Tax Legislation of 2017 during the year ended December 30, 2017.
4. Stock Incentive Plan
2014 Stock Incentive Plan
We have reserved an aggregate of 10,988,827 shares of our common stock for issuance under our 2014 Stock Incentive Plan. As of September 29, 2018, 468,975 shares remained available for future grants.
The following presents a roll-forward of stock options for the nine months ended September 29, 2018:

Options issued and outstanding	Rollover (1)	Service-Based	Performance-Based	Total
Balance, December 30, 2017	169,049	3,822,915	6,524,152	10,516,116
Exercised	(67,874)	(1,117,583)	(1,260,972)	(2,446,429)
Forfeited	—	(70,185)	(329,338)	(399,523)
Balance, September 29, 2018	101,175	2,635,147	4,933,842	7,670,164
Options vested and exercisable
Balance, December 30, 2017	169,049	1,631,023	43,478	1,843,550
Vested	—	812,936	2,406,350	3,219,286
Exercised	(67,874)	(1,117,583)	(1,260,972)	(2,446,429)
Forfeited	—	(4,548)	—	(4,548)
Balance, September 29, 2018	101,175	1,321,828	1,188,856	2,611,859

(1)	Reflects options under the Vision Holding Corp. Amended and Restated 2013 Equity Incentive Plan
The weighted average price of exercises during the nine months ended September 29, 2018 was $5.74, for a total intrinsic value of $81.6 million, resulting in an income tax benefit of $18.0 million.
Compensation expense associated with stock options is presented in selling, general, and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations. The Company granted 217,390 performance based stock options to one of our named executive officers that vest as a result of certain profitability targets for fiscal years 2017 to 2021, of which 20% have vested based on fiscal 2017 results. Vesting of all other performance-based options is conditional upon the achievement by affiliates of Kohlberg Kravis & Co. L.P. (“KKR Sponsor”), with respect to its investment in NVHI, of both a minimum internal rate of return and a minimum multiple of invested capital (“MOIC”) and then increases proportionally as the MOIC increases up to a defined target.
During the three months ended September 29, 2018, we completed an underwritten public offering in which KKR Sponsor and Berkshire Partners LLC and certain management stockholders (“selling stockholders”) sold an aggregate of 16,614,852 shares of our common stock. We did not receive any proceeds from the shares sold by the selling stockholders. The secondary offering constituted a vesting event whereby 40% of the MOIC performance-based options vested. As a result, we incurred $9.5 million of non-cash stock-based compensation expense during the three months ended September 29, 2018. As a result of this offering, we additionally recorded $4.6 million in long-term incentives, $0.7 million in offering related expenses and $0.9 million in excess payroll taxes associated with exercises of stock options in SG&A during the three months ended September 29, 2018.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
4. Stock Incentive Plan (continued)

2017 Omnibus Incentive Plan
We have reserved an aggregate of 4,000,000 shares of our common stock for issuance under our 2017 Omnibus Incentive Plan. As of September 29, 2018, there were equity awards representing 174,298 of restricted stock and 92,443 stock options issued and outstanding, and 3,733,259 shares available for future grants. There was no material activity under the 2017 Omnibus Incentive Plan for the nine months ended September 29, 2018.
5. Related Party Transactions
Transactions With Equity Sponsors
We recorded the following fees paid to equity sponsors, which are presented in SG&A in the accompanying condensed consolidated statement of operations, except for $2.3 million in KKR Sponsor fees during the nine months ended September 30, 2017, which are presented in debt issuance costs.

	Three Months Ended		Nine Months Ended
In thousands	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
KKR Sponsor	$—	$220	$—	$2,993
Berkshire Partners LLC	$—	$52	$—	$156
Equity in Net Assets of Non-Consolidated Investee
The Company has an investment in a private start-up company whose principal business is licensing software to eyeglass retailers. Under the equity method of accounting we are required to record our interest in the investee’s reported net income or loss for each reporting period, which is presented in other expense, net in the Company’s condensed consolidated statements of operations. Our interest in the investee’s net losses was $0.4 million and $1.0 million for the three and nine months ended September 29, 2018 and $0.4 million and $0.7 million for the three and nine months ended September 30, 2017, respectively. After adjusting our investment for our interest in the investee’s reported net losses, our investment balance in the business was $1.4 million and $2.3 million as of September 29, 2018 and December 30, 2017, respectively, which is included in other assets in the accompanying condensed consolidated balance sheets.
In the ordinary course of business we are a licensee of our investee. We recorded licensing fees in SG&A in the accompanying condensed consolidated statements of operations in the amount of $0.2 million during the nine months ended September 29, 2018 and $0.2 million and $0.7 million during the three and nine months ended September 30, 2017, respectively. No licensing fees were recorded during the three months ended September 29, 2018. Additionally, on August 29, 2017, the investee issued a secured convertible promissory note to the Company, in the principal amount of $1.5 million, due on August 29, 2020, which is included in non-current other assets in the accompanying condensed consolidated balance sheets. Interest income associated with the note was immaterial for the three and nine months ended September 29, 2018.
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
Disaggregation of Revenues:

In thousands	Three Months Ended September 29, 2018	Nine Months Ended September 29, 2018
Revenues recognized at a point in time	$352,245	$1,075,355
Revenues recognized over time	35,180	105,577
Total net revenue	$387,425	$1,180,932
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
Revenue is recognized net of sales taxes and returns. The returns allowance is based on historical return patterns. Provisions for estimated returns are established and the expected costs continue to be recognized as contra-revenue when the products are sold.
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
We offer three-and five-year eyecare club memberships in our owned & host segment to our contact lens customers. For these plans we apply the guidance in ASC 606 to a portfolio of contracts with similar characteristics. We use estimates and assumptions when accounting for a portfolio that reflect the size and composition of the portfolio of contracts. We selected the portfolio approach because our historical club membership data demonstrated that our club customers behave similarly, such that the difference between the portfolio approach and applying ASC 606 to each contract is not material. We recognize revenue across the contract portfolio based on the value delivered to the customers relative to the remaining services promised under the membership program. We determine the value delivered based on the expected timing and amount of customer usage of eyecare club benefits over the terms of the contracts. Under previous guidance, we recognized revenue for eyecare club memberships on a ratable basis over the service period. This change is not expected to have a significant impact on our ongoing consolidated results of operations. The cumulative effect and the impact on revenues is described in the impact section below.
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
Impact on Condensed Consolidated Financial Statements
The following table summarizes the cumulative effect of adoption of ASC 606 on the Company’s condensed consolidated balance sheet as of September 29, 2018, which reflects the change in timing of revenue recognition relating to eyecare club memberships.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
6. Revenue From Contracts With Customers (continued)

In thousands	With ASC 606 Adoption	Without ASC 606 Adoption	Impact of Adoption
Current liabilities:
Deferred Revenue	$53,951	$69,764	$(15,813)
Total current liabilities	$197,199	$213,012	$(15,813)
Other non-current liabilities:
Deferred Revenue	$20,723	$32,515	$(11,792)
Deferred income taxes, net	$75,378	$68,306	$7,072
Total other non-current liabilities	$138,392	$143,112	$(4,720)
Stockholders' equity:
Retained earnings	$100,113	$79,580	$20,533
Total stockholders' equity	$758,171	$737,638	$20,533
The following table summarizes the impact of adoption on the Company’s condensed consolidated statement of operations for the three months ended September 29, 2018:

In thousands, except earnings per share	With ASC 606 Adoption	Without ASC 606 Adoption	Impact of Adoption
Net sales of services and plans	$68,113	$67,651	$462
Total net revenue	$387,425	$386,963	$462
Loss from operations	$(1,215)	$(1,677)	$462
Loss before income taxes	$(10,622)	$(11,084)	$462
Income tax benefit	$(16,438)	$(16,556)	$118
Net income	$5,816	$5,472	$344
Earnings per share:
Basic	$0.08	$0.07	$0.01
Diluted	$0.07	$0.07	$—
The following table summarizes the impact of adoption on the Company’s condensed consolidated statement of operation for the nine months ended September 29, 2018:

In thousands, except earnings per share	With ASC 606 Adoption	Without ASC 606 Adoption	Impact of Adoption
Net sales of services and plans	$203,435	$201,606	$1,829
Total net revenue	$1,180,932	$1,179,103	$1,829
Income from operations	$64,221	$62,392	$1,829
Earnings before income taxes	$36,077	$34,248	$1,829
Income tax benefit	$(7,863)	$(8,331)	$468
Net income	$43,940	$42,579	$1,361
Earnings per share:
Basic	$0.58	$0.57	$0.01
Diluted	$0.56	$0.54	$0.02
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

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
6. Revenue From Contracts With Customers (continued)

Accounts Receivable
Accounts receivable associated with revenues consist primarily of trade receivables and credit card receivables. Trade receivables consist primarily of receivables from managed care payors and receivables from major retailers. While we have relationships with almost all vision care insurers in the United States and with all of the major carriers, currently, a relatively small number of payors comprise the majority of our managed care revenues, subjecting us to concentration risk. Trade receivables and credit card receivables are included in accounts receivable, net, on our condensed consolidated balance sheets, and are presented separately in Note 2. “Details of Certain Balance Sheet Accounts.” Accounts receivable are reduced by allowances for amounts that may become uncollectible. Estimates of our allowance for uncollectible accounts are based on our historical and current operating, billing, and collection trends. Impairment losses recognized on our receivables were approximately $1.7 million and $5.0 million for the three and nine months ended September 29, 2018 and $1.9 million and $4.5 million for the three and nine months ended September 30, 2017, respectively. There was no impact of adoption of ASC 606 on accounts receivable, net.
Unsatisfied Performance Obligations (Contract Liabilities)
Our retail customers generally make payments for prescription eyewear products at the time they place an order. Amounts we collect in advance for undelivered merchandise are reported as unearned revenue in the accompanying condensed consolidated balance sheets. Unearned revenue at the end of a reporting period is estimated based on delivery times throughout the current month and generally ranges from four to ten days. All unearned revenue at the end of a reporting period is recognized in the next fiscal period. There was no impact of adoption of ASC 606 on our unearned revenue accounts.
Our contract liabilities also consist of deferred revenue on services and plans obligations, primarily product protection plans and eyecare club memberships. The unamortized portion of amounts we collect in advance for these services and plans are reported as deferred revenue in the accompanying condensed consolidated balance sheets (current and non- current portions). Our deferred revenue balance as of September 29, 2018 was $74.7 million. We expect future revenue recognition of this balance of $19.2 million, $39.7 million, $12.5 million, $3.0 million, $0.2 million and $0.1 million in fiscal years 2018, 2019, 2020, 2021, 2022 and thereafter, respectively. We recognized $26.5 million and $78.5 million of previously deferred revenues for the three and nine months ended September 29, 2018, respectively.
7. Commitments and Contingencies
From time to time, the Company is involved in various legal proceedings incidental to its business. The Company reviews the status of its legal proceedings and records a provision for a liability when it is considered probable that both a liability has been incurred and the amount of the loss can be reasonably estimated.
The Company’s FirstSight subsidiary is a defendant in a purported class action in the U.S. District Court for the Southern District of California that alleges that FirstSight participated in arrangements that caused the illegal delivery of eye examinations and that FirstSight thereby violated, among other laws, the corporate practice of optometry and the unfair competition and false advertising laws of California. The lawsuit was filed in 2013 and FirstSight was added as a defendant in 2016. In March 2017, the court granted the motion to dismiss previously filed by FirstSight and dismissed the complaint with prejudice. The plaintiffs filed an appeal to the U.S. Court of Appeals for the Ninth Circuit in April 2017. In July 2018, the U.S. Court of Appeals for the Ninth Circuit vacated in part, and reversed in part, the district court’s dismissal and remanded for further proceedings. In October 2018, the plaintiffs filed a second amended complaint with the district court. The Company believes that the claims are without merit and intends to continue to defend the litigation vigorously.
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

•
Legacy - The Company manages the operations of 227 legacy retail vision centers within Walmart stores. We earn management fees as a result of providing such services and therefore we record revenue related to sales of products and product protection plans to our legacy partner’s customers on a net basis. We also sell to our legacy partner wholesale merchandise that is stocked in retail locations, and provide central lab processing services for the finished eyeglasses and frames expected to be sold to our legacy partner’s customers. We lease space from our legacy partner within or adjacent to each of the locations we manage and use this space for the provision of optometric examination services. Our legacy agreements were renewed on January 13, 2017, and expire on August 23, 2020, subject to extension pursuant to the terms of the agreements. Sales of services and plans in our legacy segment consist of fees earned for managing the operations of our legacy partner and revenues associated with the provision of eye exams. Revenue associated with managing operations of our legacy partner were $8.6 million and $27.0 million for the three and nine months ended September 29, 2018 and $9.1 million and $28.3 million for the three and nine months ended September 30, 2017, respectively. During the nine months ended September 29, 2018, sales associated with our legacy partner arrangement represented 10.1% of consolidated net revenue. This exposes us to concentration of customer risk.

The “Corporate/Other” category includes the results of operations of our other operating segments and corporate overhead support. The “Reconciliations” category represents other adjustments to reportable segment results necessary for the presentation of consolidated financial results in accordance with U.S. GAAP for the two reportable segments.
Revenues from the Corporate/Other segments are attributable to the AC Lens and FirstSight operating segments. AC Lens primarily sells contact lenses, eyeglasses and optical accessory products to retail customers through e-commerce. AC Lens also distributes contact lenses to Walmart and Sam’s Club under fee for services arrangements. FirstSight sells single service health plans in connection with the operations of America’s Best in California, arranges for the provision of eye exams at retail locations throughout California and also sells contact lenses to its members in certain locations. None of those segments met the quantitative thresholds for determining reportable segments for any of the periods presented.
Our reportable segment profit measure is EBITDA, or net revenue, less costs applicable to revenue, less selling, general and administrative costs. Depreciation and amortization, asset impairment, litigation settlement and other corporate costs that are not allocated to the reportable segments, including interest expense and debt issuance costs are excluded from segment EBITDA. There are no transactions between our reportable segments. There are no differences between the measurement of our reportable segments’ assets and consolidated assets. There have been no changes from prior periods in the measurement methods used to determine reportable segment profit or loss, and there have been no asymmetrical allocations to segments.
The following is a summary of certain financial data for each of our segments. Reportable segment information is presented on the same basis as our condensed consolidated financial statements, except for net revenue and associated costs applicable to revenue, which is presented on a cash basis, excluding the effects of unearned and deferred revenue, consistent with the basis on which the CODM regularly reviews segment performance. Asset information is not included in the following summary since the CODM does not regularly review such information for the reportable segments.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Segment Reporting (continued)

	Three Months Ended September 29, 2018
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$240,882	$24,739	$53,286	$405	$319,312
Segment services and plans revenues	55,673	12,489	912	(961)	68,113
Total net revenue	296,555	37,228	54,198	(556)	387,425
Cost of products	72,532	11,328	46,881	210	130,951
Cost of services and plans	45,581	5,124	932	—	51,637
Total costs applicable to revenue	118,113	16,452	47,813	210	182,588
SG&A	118,384	13,621	52,419	—	184,424
Asset impairment	—	—	2,137	—	2,137
Other expense, net	—	—	411	—	411
EBITDA	$60,058	$7,155	$(48,582)	$(766)	17,865
Depreciation and amortization					19,080
Interest expense, net					9,407
Loss before income taxes					$(10,622)

	Three Months Ended September 30, 2017
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$211,035	$24,503	$46,421	$1,689	$283,648
Segment services and plans revenues	48,119	12,864	3,110	(1,652)	62,441
Total net revenue	259,154	37,367	49,531	37	346,089
Cost of products	63,159	11,427	40,699	467	115,752
Cost of services and plans	39,395	4,579	2,632	—	46,606
Total costs applicable to revenue	102,554	16,006	43,331	467	162,358
SG&A	103,851	12,904	34,496	—	151,251
Other expense, net	—	—	568	—	568
EBITDA	$52,749	$8,457	$(28,864)	$(430)	31,912
Depreciation and amortization					15,352
Interest expense, net					14,851
Income before income taxes					$1,709

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Segment Reporting (continued)

	Nine Months Ended September 29, 2018
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$738,886	$80,004	$153,856	$4,751	$977,497
Segment services and plans revenues	167,679	39,088	2,939	(6,271)	203,435
Total net revenue	906,565	119,092	156,795	(1,520)	1,180,932
Costs of products	217,195	36,356	134,731	1,278	389,560
Costs of services and plans	132,708	14,965	2,868	—	150,541
Total costs applicable to revenue	349,903	51,321	137,599	1,278	540,101
SG&A	349,239	40,519	129,806	—	519,564
Asset impairment	—	—	2,137	—	2,137
Other expense, net	—	—	829	—	829
EBITDA	$207,423	$27,252	$(113,576)	$(2,798)	118,301
Depreciation and amortization					54,080
Interest expense, net					28,144
Income before income taxes					$36,077

	Nine Months Ended September 30, 2017
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$649,526	$78,828	$134,371	$4,467	$867,192
Segment services and plans revenues	146,415	37,840	11,274	(9,232)	186,297
Total net revenue	795,941	116,668	145,645	(4,765)	1,053,489
Costs of products	190,604	37,138	120,116	1,241	349,099
Costs of services and plans	113,902	11,909	9,663	—	135,474
Total costs applicable to revenue	304,506	49,047	129,779	1,241	484,573
SG&A	304,168	39,087	102,459	—	445,714
Asset impairment	—	—	1,000	—	1,000
Debt issuance costs	—	—	2,702	—	2,702
Litigation settlement	—	—	7,000	—	7,000
Other expense, net	—	—	744	—	744
EBITDA	$187,267	$28,534	$(98,039)	$(6,006)	111,756
Depreciation and amortization					44,404
Interest expense, net					40,965
Income before income taxes					$26,387
9. Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average common shares outstanding for the period and includes the dilutive impact of potential new common shares issuable upon vesting and exercise of stock options and vesting of restricted stock units. Potentially dilutive securities are excluded from the computation of diluted EPS if their effect is anti-dilutive. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations is as follows:

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Earnings Per Share (continued)

	Three Months Ended		Nine Months Ended
In thousands, except EPS data	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income	$5,816	$1,546	$43,940	$17,120
Weighted average shares outstanding for basic EPS	76,118	56,414	75,361	56,363
Effect of dilutive securities:
Stock options	3,485	2,045	3,119	1,918
Restricted stock	107	—	91	—
Weighted average shares outstanding for diluted EPS	79,710	58,459	78,571	58,281
Basic EPS	$0.08	$0.03	$0.58	$0.30
Diluted EPS	$0.07	$0.03	$0.56	$0.29
Anti-dilutive options outstanding excluded from EPS	—	—	—	339
10. Accumulated Other Comprehensive Loss
Changes in the fair value of the Company’s cash flow hedge derivative instruments since inception are recorded in AOCL. The following table presents the change in AOCL during the three and nine months ended September 29, 2018 and September 30, 2017, respectively:

	Three Months Ended		Nine Months Ended
In thousands	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Cash flow hedging activity:
Balance at beginning of period	$(2,746)	$(14,605)	$(9,868)	$(14,556)
Other comprehensive income (loss) before reclassification	854	(371)	6,696	(3,950)
Tax effect of other comprehensive income (loss) before reclassification	(218)	143	(1,715)	1,526
Amount reclassified from AOCL	1,413	2,625	5,146	6,126
Tax effect of amount reclassified from AOCL	(362)	(1,015)	(1,318)	(2,369)
Net current period other comprehensive income, net of tax	1,687	1,382	8,809	1,333
Balance at end of period	$(1,059)	$(13,223)	$(1,059)	$(13,223)
Amounts reclassified from AOCL are included in interest expense in the accompanying condensed consolidated statements of operations. See Note 3. “Fair Value Measurements of Financial Assets and Liabilities” for a description of the Company’s use of cash flow hedging derivatives.
11. Subsequent Events
Term Loan A - Joinder and Amendment Agreement
On October 9, 2018 (the “Closing Date”), our first lien credit agreement dated as of March 13, 2014 (as amended, the “Credit Agreement”), was amended pursuant to a joinder and amendment agreement (the “October 2018 Joinder”) to, among other things, (i) establish new first lien term loans in an aggregate principal amount of $200,000,000 (“Term A Loans”) to prepay a portion of the first lien term loans outstanding immediately prior to the Closing Date, (ii) set the maturity of such term loans to October 9, 2023 and (iii) set the rates applicable to such term loans. Pursuant to the October 2018 Joinder, the initial new Applicable Margins are (i) 1.75% for the new first lien term loans that are LIBOR Loans (as defined in the Credit Agreement) and (ii) 0.75% for the new first lien term loans that are ABR Loans (as defined in the Credit Agreement).

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

11. Subsequent Events (continued)

The October 2018 Joinder further provides that following the Closing Date, the above Applicable Margins for the new first lien term loans will be based on (x) NVI’s total leverage ratio or (y) NVI’s public corporate credit rating from Moody’s and/or NVI’s public corporate credit rating from S&P as follows: (a) if NVI’s total leverage ratio is less than 2.00 to 1.00 or NVI’s rating is either Ba2 (stable) or better from Moody’s or BB (stable) or better from S&P, the Applicable Margin will be 1.25% for LIBOR Loans and 0.25% for ABR Loans, (b) if NVI’s total leverage ratio is equal to or greater than 2.00 to 1.00, but less than 2.50 to 1.00, or NVI’s rating is BB- (stable) from S&P, the Applicable Margin will be 1.50% for LIBOR Loans and 0.50% for ABR Loans and (c) if NVI’s total leverage ratio is greater than 2.50 to 1.00 and NVI’s rating is not BB- (stable) or better from S&P, the Applicable Margin will be 1.75% for LIBOR Loans and 0.75% for ABR Loans, as specified in the October 2018 Joinder. The new first lien term loans will amortize in equal quarterly installments equal to 2.5% per annum in the first three years of the loan and 5% per annum thereafter.
In addition, pursuant to the October 2018 Joinder, solely with respect to the Term A Loans, commencing on the fiscal quarter ending on December 29, 2018, the Company will not permit (i) the Consolidated Total Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of the Company to be greater than 4.75 to 1.00 or (ii) the Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of the Company as of the last day of any fiscal quarter of the Company to be less than 3.00 to 1.00.
Agreement with Esslior of America
On November 12, 2018, the Company entered into a new letter agreement (the “Agreement”) with Essilor of America, Inc. (“Essilor”), which, when effective, will replace the current letter agreement, dated May 25, 2011, between the Company and Essilor.  Under our agreement with Essilor, Essilor has the sole and exclusive right to supply certain lenses for eyeglasses to the Company.  The Agreement extends the term of the Company’s contractual arrangement with Essilor from June 1, 2019 until May 31, 2023.  Thereafter, the Agreement will automatically renew on a month-to-month basis unless either party gives 30 days’ prior written notice of termination.  The Company also has the ability to unilaterally extend the Agreement an additional calendar quarter after the proposed termination date.

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
Overview
We are one of the largest and fastest growing optical retailers in the United States and a leader in the attractive value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best, no matter what their budget. Our mission is to make quality eyecare and eyewear affordable and accessible to all Americans. We achieve this by providing eye exams, eyeglasses and contact lenses to cost-conscious and low-income consumers. We deliver exceptional value and convenience to our customers, with an opening price point that strives to be among the lowest in the industry, enabled by our low-cost operating platform. We reach our customers through a diverse portfolio of 1,067 retail stores across five brands and 20 consumer websites as of September 29, 2018.
Our operations consist of two reportable segments:

•
Owned & host - As of September 29, 2018, our owned brands consisted of 643 America’s Best Contacts and Eyeglasses (“America’s Best”) retail stores and 113 Eyeglass World retail stores. In America’s Best stores, vision care services are provided by optometrists employed by us or by independent professional corporations. America’s Best stores are primarily located in high-traffic strip centers next to similar nationally-known discount retailers. Eyeglass World locations primarily feature independent optometrists who perform eye exams and on-site optical laboratories that enable stores to quickly fulfill many customer orders and make repairs on site. Eyeglass World stores are primarily located in freestanding or in-suite locations near high-foot-traffic shopping centers. Our two host brands consist of 55 Vista Optical locations on military bases and 29 Vista Optical locations within Fred Meyer stores. We have strong, long-standing relationships with our host partners and have maintained each partnership for over 19 years. Both host brands compete within the value segment of the U.S. optical retail industry. These brands provide eye exams principally by independent optometrists in nearly all locations. All brands utilize our centralized laboratories. This segment also includes sales from our four store websites, three of which are omni-channel.

•
Legacy - We managed the operations of, and supplied inventory and laboratory processing services to, 227 Vision Centers in Walmart retail locations as of September 29, 2018. Under our management & services agreement, our responsibilities include ordering and maintaining merchandise inventory, arranging the provision of optometry services, providing managers and staff at each location, training personnel, providing sales receipts to customers, maintaining necessary insurance, obtaining and holding required licenses, permits and accreditations, owning and maintaining store furniture, fixtures and equipment, and developing annual operating budgets and reporting. We earn management fees as a result of providing such services and we record revenue related to sales of products and product protection plans to Walmart’s customers on a net basis. Our management & services agreement also allows our legacy partner to collect penalties if the Vision Centers do not generate a requisite amount of revenues. No such penalties have been assessed since the inception of the agreement in 2012. We also sell to our legacy partner merchandise that is stocked in retail locations we manage pursuant to a separate supplier agreement, and provide to our legacy partner centralized laboratory services for the finished eyeglasses for our legacy partner’s customers in stores that we manage. We lease space from Walmart within or adjacent to each of the locations we manage and use this space for the provision of optometric examination services. During the nine months ended September 29, 2018, sales associated with our legacy partner arrangement represented 10.1% of consolidated net revenue. This exposes us to concentration of customer risk. Our agreements with our legacy partner expire on August 23, 2020, and will automatically renew for a three-year period unless a party elects not to renew.

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

•
Managed care business conducted by FirstSight Vision Services, Inc. (“FirstSight”), our wholly-owned subsidiary that is licensed as a single-service health plan under California law, which arranges for the provision of optometric services at the offices next to Walmart and Sam’s Club stores throughout California, and also issues individual vision care benefit plans in connection with our America’s Best operations in California.

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
Trends and Other Factors Affecting Our Business
Various trends and other factors affect or have affected our operating results, including:
New Store Openings
We expect that new stores will be a key driver of growth in our net revenue and operating profit in the future. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings. As stores mature, profitability typically increases significantly. The performance of new stores may vary depending on various factors such as the store opening date, the time of year of a particular opening, the amount of store opening costs, the amount of store occupancy costs, its level of participation in managed care plans, and the location of the new store, including whether it is located in a new or existing market. For example, we typically incur higher than normal employee costs at the time of a new store opening associated with set-up and other opening costs. The multi-year maturation process of our stores is influenced by customer purchasing behavior in our industry, with consumers getting eye exams every 20 months on average and with a substantial majority of our customers being repeat buyers. Our planned store expansion will place increased demands on our operational, managerial, administrative and other resources. Managing our growth effectively will require us to continue to enhance our store management systems, financial and management controls and information systems. We will also be required to hire, train and retain optometric professionals, store management and store personnel, which, together with increased marketing costs, affects our operating margins.
Comparable Store Sales Growth
Comparable store sales growth is a key driver of our business. Various factors affect comparable store sales, including:

•	consumer preferences, buying trends and overall economic trends;

•	the recurring nature of eyecare purchases;

•	our ability to identify and respond effectively to customer preferences and trends;

•	our ability to provide an assortment of high quality/low cost product offerings that generate new and repeat visits to our stores;

•	the customer experience we provide in our stores;

•	the availability of vision care professionals;

•	the availability of optometrist professionals;

•	our ability to source and receive products accurately and timely;

•	changes in product pricing, including promotional activities;

•	the number of items purchased per store visit;

•	the number of stores that have been in operation for more than 12 months; and

•	impact and timing of weather related store closures.
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
An increasing percentage of our customers receive vision insurance coverage through managed care payors. These payors represent an increasingly significant portion of our overall revenues and our revenue growth. While we have relationships with almost all vision care insurers in the United States and with all of the major carriers, currently, a relatively small number of payors comprise the majority of our managed care revenues, subjecting us to concentration risk. As our managed care business continues to expand, we have incurred and expect to incur additional costs related to this area of our business. Our future operational success could depend on our ability to effectively manage our relationships with managed vision care companies, vision insurance providers and other third-party payors, several of whom have significant market share.
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
Infrastructure Investment
Our historical results of operations reflect the impact of our ongoing investments in infrastructure to support our growth. We have made significant investments in information technology systems, supply chain systems, optometric labs and marketing. These investments include significant additions to our personnel, including experienced industry executives, and management and merchandising teams to support our long-term growth objectives. We intend to continue making targeted investments in our infrastructure as necessary to support our growth.

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
In addition, if the presidential administration imposes significant tariffs or other restrictions on imports from China, it could have an adverse impact on our business. We source merchandise from suppliers located in China, a significant amount of our domestically-purchased merchandise is manufactured abroad, including in China, and one of our outsourced optometric labs is located in China. Any such tariffs, restrictions or other changes could lead to additional costs, delays in shipments, embargos and other uncertainties that could negatively impact our relationships with our international vendors and labs and materially adversely affect our business, including by requiring us to increase our prices and identify alternative sources for merchandise and labs. Although current tariffs are not material, we believe that approximately less than 15% of costs applicable to revenue is subject to potential tariffs on Chinese imports.
Inflation
Our financial results can be expected to be directly impacted by substantial increases in product costs due to materials cost increases or general inflation which could lead to greater profitability pressure as costs may not be able to be passed on to consumers. To date, changes in materials prices and general inflation have not materially impacted our business.
Interim Results and Seasonality
Historically, our business has realized a higher portion of net revenue, operating income, and cash flows from operations in the first fiscal quarter, and a lower portion of net revenue, operating income, and cash flows from operations in the fourth fiscal quarter. The seasonally larger first quarter is attributable primarily to the timing of our customers’ income tax refunds and annual health insurance program start/reset periods. Because our target market consists of cost-conscious and low-income consumers, a delay in the issuance of tax refunds can have a negative impact on our financial results. Consumers could also alter how they utilize tax refund proceeds. With respect to our fourth quarter results, compared to other retailers, our products and services are less likely to be included in consumer’s holiday spending budgets, therefore reducing spending on personal vision correction during the weeks preceding December 25 of each year. Additionally, although the period between December 25 and the end of our fiscal year is typically a high-volume period, the net revenue associated with substantially all orders of prescription eyeglasses during that period is deferred until January of the next fiscal year due to our policy of recognizing revenue only after the product has been accepted by the customer, further contributing to higher first quarter results. Our quarterly results may also be affected by the timing of new store openings and store closings, the amount of sales contributed by new and existing stores, impairment charges of property and equipment, as well as the timing of certain holidays. As a result of these factors, our working capital requirements and demands on our product distribution and delivery network may fluctuate during the year.
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
Consolidation in the Industry
Recently completed and announced mergers of large, global competitors will create organizations that are involved in virtually every sector of the optical industry, from retail and wholesale to frames, spectacle lenses, and managed vision care. These companies will benefit from purchasing advantages and by leveraging management capabilities across a larger revenue base. Recent trends indicate that national and regional optical retail chains are gaining market share from independent vision care providers, benefiting from economies of scale unavailable to smaller competitors. Other trends include the formation of buying groups and similar forms of practice affiliations.

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
Net Revenue
We report as net revenue amounts generated in transactions with customers who are the end users of our products, services, and plans. Net product sales include sales of prescription and non-prescription eyewear, contact lenses, and related accessories to retail customers and sales of inventory in which our customer is another retail entity. Net sales of services and plans include sales of eye exams, discount clubs memberships, product protection plans (i.e. warranties), and HMO memberships. Net sales of services and plans also includes fees we earn for managing certain Vision Centers located in Walmart stores and for laboratory services to Walmart.
Costs Applicable to Revenue
Costs applicable to revenue include both costs of net product sales and costs of net sales of services and plans. Costs of net product sales include (i) costs to procure non-prescription eyewear, contact lenses, and accessories, which we purchase and sell in finished form, (ii) costs to manufacture finished prescription eyeglasses, including direct materials, labor, and overhead, and (iii) remake costs, warehousing and distribution expenses, and internal transfer costs. Costs of services and plans include costs associated with warranty programs, eyecare and discount club memberships, HMO memberships, eyecare practitioner and exam technician payroll, taxes and benefits and optometric and other service costs. Customer tastes and preferences, product mix, changes in technology, significant increases or slowdowns in production, and other factors impact costs applicable to revenue. The components of our costs applicable to revenue may not be comparable to other retailers.
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

Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income
We define Adjusted EBITDA as net income, plus interest expense, income tax provision and depreciation and amortization, as further adjusted to exclude stock compensation expense, costs associated with debt refinancing, asset impairment, non-cash inventory write-offs, management fees, new store pre-opening expenses, non-cash rent, litigation settlements, secondary offering expenses, long-term incentive plan expenses and other expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue. We define Adjusted Net Income as net income, plus stock compensation expense, costs associated with debt refinancing, asset impairment, non-cash inventory write-offs, management fees, new store pre-opening expenses, non-cash rent, litigation settlement, secondary offering expenses, long-term incentive plan expenses, amortization of acquisition intangibles and deferred financing costs, other expenses, and tax benefit of stock option exercises, less the tax effect of these adjustments. Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income are key metrics used by management to assess our financial performance. Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income are also frequently used by analysts, investors and other interested parties. We use Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation and to compare our performance against that of other peer companies using similar measures. See “Non-GAAP Financial Measures” for additional information.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net revenue.

	Three Months Ended		Nine Months Ended
In thousands, except store data	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenue:
Net product sales	$319,312	$283,648	$977,497	$867,192
Net sales of services and plans	68,113	62,441	203,435	186,297
Total net revenue	387,425	346,089	1,180,932	1,053,489
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	130,951	115,752	389,560	349,099
Services and plans	51,637	46,606	150,541	135,474
Total costs applicable to revenue	182,588	162,358	540,101	484,573
Operating expenses:
Selling, general and administrative expenses	184,424	151,251	519,564	445,714
Depreciation and amortization	19,080	15,352	54,080	44,404
Asset impairment	2,137	—	2,137	1,000
Litigation settlement	—	—	—	7,000
Other expense, net	411	568	829	744
Total operating expenses	206,052	167,171	576,610	498,862
(Loss) income from operations	(1,215)	16,560	64,221	70,054
Interest expense, net	9,407	14,851	28,144	40,965
Debt issuance costs	—	—	—	2,702
(Loss) earnings before income taxes	(10,622)	1,709	36,077	26,387
Income tax (benefit) provision	(16,438)	163	(7,863)	9,267
Net income	$5,816	$1,546	$43,940	$17,120

Operating data:
Number of stores open at end of period	1,067	996	1,067	996
New stores opened	18	19	58	59
Adjusted EBITDA	$38,803	$36,161	$146,722	$134,686

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Percentage of net revenue:
Total costs applicable to revenue	47.1%	46.9%	45.7%	46.0%
Selling, general, and administrative expenses	47.6%	43.7%	44.0%	42.3%
Total operating expenses	53.2%	48.3%	48.8%	47.4%
(Loss) income from operations	(0.3)%	4.8%	5.4%	6.6%
Net income	1.5%	0.4%	3.7%	1.6%
Adjusted EBITDA margin	10.0%	10.4%	12.4%	12.8%

Three Months Ended September 29, 2018 compared to Three Months Ended September 30, 2017
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for the three months ended September 29, 2018 compared to the three months ended September 30, 2017.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Three Months Ended September 29, 2018	Three Months Ended September 30, 2017	September 29, 2018	September 30, 2017	Three Months Ended September 29, 2018		Three Months Ended September 30, 2017
Owned & host segment
America’s Best	8.4%	10.2%	643	577	$246,414	63.6%	$212,329	61.4%
Eyeglass World	8.9%	2.4%	113	107	40,733	10.5%	36,979	10.7%
Military	(2.4)%	(12.3)%	55	56	6,032	1.6%	6,268	1.8%
Fred Meyer	(5.7)%	(0.1)%	29	29	3,376	0.9%	3,578	1.0%
Owned & host segment total			840	769	$296,555	76.6%	$259,154	74.9%
Legacy segment	0.0%	1.3%	227	227	37,228	9.6%	37,367	10.8%
Corporate/Other	—	—	—	—	54,198	13.9%	49,531	14.3%
Reconciliations	—	—	—	—	(556)	(0.1)%	37	—%
Total	7.0%	8.3%	1,067	996	$387,425	100.0%	$346,089	100.0%
Adjusted comparable store sales growth(3)	6.8%	7.0%

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

(3)
There are two differences between total comparable store sales growth based on consolidated net revenue and adjusted comparable store sales growth: (i) adjusted comparable store sales growth includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in a decrease of 0.1% and 1.3% from total comparable store sales growth based on consolidated net revenue for the three months ended September 29, 2018 and September 30, 2017, respectively, and (ii) adjusted comparable store sales growth includes retail sales to the legacy partner’s customers (rather than the revenues recognized consistent with the management & services agreement), resulting in a decrease of 0.1% from total comparable store sales growth based on consolidated net revenue for the three months ended September 29, 2018.

Total net revenue of $387.4 million for the three months ended September 29, 2018 increased $41.3 million, or 11.9%, from $346.1 million for the three months ended September 30, 2017. This increase was driven approximately 50% by comparable store sales growth, approximately 40% by new stores and approximately 10% by order volume in our AC Lens business within the corporate/other segment.
In the three months ended September 29, 2018, we opened 18 new stores, including 13 America’s Best stores and five Eyeglass World stores. Overall, store count grew 7.1% from September 30, 2017 to September 29, 2018 (66 and 6 net new America’s Best and Eyeglass World locations were added, respectively, and one Military location closed during that same period). Comparable store sales growth and adjusted comparable store sales growth were 7.0% and 6.8% for the three months ended September 29, 2018, respectively. Comparable store sales growth and adjusted comparable store sales growth were primarily driven by increases in customer transactions. We believe the increases in net revenue and customer transactions were primarily due to execution of our key strategies, including new store openings and maturation, advertising, expansion of our participation in managed care programs as well as our recently expanded role in our contact lens distribution relationship with Walmart.
Net product sales comprised 82.4% and 82.0% of total net revenue for the three months ended September 29, 2018 and September 30, 2017, respectively. Net product sales increased $35.7 million, or 12.6%, in the three months ended September 29, 2018 compared to the three months ended September 30, 2017, driven primarily by eyeglass sales and, to a lesser extent, contact lens sales. Net sales of services and plans increased $5.7 million, or 9.1%, driven primarily by eye exam sales in our owned & host segment. The eye exam sales increase was driven primarily by expanding participation in managed care programs and our store growth. To a lesser extent, warranty program sales and Eyecare Club membership sales also contributed to the increase. The warranty program sales increase was driven by our America’s Best brand. The increase in Eyecare Club membership sales was primarily driven by the impact of the deferred revenue accounting change discussed in Note 6. “Revenue From Contracts With Customers” of our unaudited condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q.
In August and September of 2017, we temporarily closed certain stores in the Houston, Texas area and in Alabama, Florida and Georgia due to Hurricanes Harvey and Irma, respectively. We estimate that these storms affected 203 stores and had an adverse impact of between $3.5 million and $4.1 million on our consolidated net revenue for the three months ended September 30, 2017. Similarly, during the three months ended September 29, 2018, we estimate that over 37 stores were impacted by Hurricane Florence and other weather related events having a total adverse impact of approximately $1.3 million on our consolidated net revenue for the three months ended September 29, 2018.
As a result of changes in applicable California law, effective October 1, 2017, FirstSight ceased the sale of vision managed care products in Walmart locations in California that are not operated by the Company. As a result, FirstSight net revenue and associated costs in the third quarter of fiscal year 2018 were both approximately $1.8 million lower than the third quarter of fiscal year 2017, and there was an immaterial impact on income from operations.
Owned & host segment net revenue. Net revenue for our owned & host segment grew $37.4 million, or 14.4%, due to comparable store sales growth and new store openings which increased sales across our key product categories. The growth was predominantly driven by performance in America’s Best and Eyeglass World.
Legacy segment net revenue. Net revenue for our legacy segment declined $0.1 million, or (0.4)%, primarily driven by a slight decline in customer transactions.
Corporate/Other segment net revenue. Net revenue in the corporate/other segment increased $4.7 million, or 9.4%, driven by unit growth in our AC Lens business from the recently expanded role in the contact lens distribution relationship with Walmart and our online retail business, which was partially offset by a $1.8 million reduction in sales as a result of the FirstSight operations changes discussed above.
Net revenue reconciliations. Reconciliations include increases in deferred revenue of $1.0 million and $1.7 million, and decreases in unearned revenue of $0.4 million and $1.7 million for the three months ended September 29, 2018 and September 30, 2017, respectively. The accounting change described in Note 1. “Description of Business and Basis of Presentation” of our unaudited condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q contributed to the lower increase in deferred revenue for the three months ended September 29, 2018 compared to the three months ended September 30, 2017, due to acceleration of deferred revenue amortization in the three months ended September 29, 2018. The smaller decrease in unearned revenue was primarily the result of changes in cash basis sales volumes immediately preceding the quarter and at the end of the respective quarter (i.e. a decrease in cash basis sales of prescription eyewear in our stores during the last few days of the month preceding the three months ended September 29, 2018 and an increase in unearned cash basis sales during the last few days of the three months ended September 29, 2018).
Costs applicable to revenue
Costs applicable to revenue of $182.6 million for the three months ended September 29, 2018 increased $20.2 million, or 12.5%, from $162.4 million for the three months ended September 30, 2017. As a percentage of net revenue, costs applicable to revenue increased from 46.9% for the three months ended September 30, 2017 to 47.1% for the three months ended September 29, 2018. The increase was primarily driven by higher optometrist costs and, to a lesser extent, our growing lower margin AC Lens business from the recently expanded role in our contact lens distribution relationship with Walmart, partially offset by a higher mix of eye exam sales as a result of our growing managed care business and, to a lesser extent, vendor rebates in the three months ended September 29, 2018. Optometrist costs increased as a result of store coverage and wage pressure in certain geographic markets. Our AC Lens business net revenue grew faster than our store brands in the three months ended September 29, 2018, and this business had higher costs applicable to revenue as a percentage of net revenue than our other businesses. Vendor rebates increased resulting from higher eyeglass and contact lens purchases for the three months ended September 29, 2018 compared to the three months ended September 30, 2017.
Costs of products as a percentage of net product sales increased from 40.8% for the three months ended September 30, 2017 to 41.0% for the three months ended September 29, 2018, primarily driven by our growing AC Lens business partially offset by vendor rebates as described above.
Owned & host segment costs of products. In the owned & host segment, costs of products as a percentage of net product sales increased from 29.9% for the three months ended September 30, 2017 to 30.1% for the three months ended September 29, 2018. The increase was primarily driven by lower mix of eyeglass sales, partially offset by higher vendor rebates in the three months ended September 29, 2018.

Legacy segment costs of products. In the legacy segment, costs of products as a percentage of net product sales decreased from 46.6% for the three months ended September 30, 2017 to 45.8% for the three months ended September 29, 2018. The decrease was primarily driven by increased eyeglass net revenue in the three months ended September 29, 2018 as a result of managed care growth year-over-year. Legacy managed care net product revenue is recorded in net product sales while revenue associated with servicing non-managed care customers is recorded in net sales of services and plans. Eyeglass and contact lens product costs for both managed care and non-managed care net revenue are recorded in costs of products. Customer shifts in managed care mix will improve product margins and have a corresponding negative impact on service margins in our legacy segment.
Costs of services and plans as a percentage of net sales of services and plans increased from 74.6% for the three months ended September 30, 2017 to 75.8% for the three months ended September 29, 2018. The increase was primarily driven by higher optometrist costs, partially offset by increased eye exam sales as a result of our growing managed care business. Optometrist costs increased as a result of store coverage and wage pressure in certain geographic markets.
Owned & host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans in the owned & host segment remained at 81.9% for the three months ended September 30, 2017 and three months ended September 29, 2018. Higher optometrist costs as described above were offset by increased eye exam sales as a result of our growing managed care business for the three months ended September 29, 2018.
Legacy segment costs of services and plans. In the legacy segment, costs of services and plans as a percentage of net sales of services and plans increased from 35.6% for the three months ended September 30, 2017 to 41.0% for the three months ended September 29, 2018. The increase was primarily driven by increased optometrist costs and lower management fees. The higher optometrist costs were primarily as a result of increased store coverage and wage pressure in certain geographic markets. Management fees from our legacy segment declined due to the corresponding impact of the increased managed care business as described above.
Selling, general and administrative expenses
SG&A of $184.4 million for the three months ended September 29, 2018 increased $33.2 million, or 21.9%, from the three months ended September 30, 2017. As a percentage of net revenue, SG&A increased from 43.7% for the three months ended September 30, 2017 to 47.6% for the three months ended September 29, 2018. The increase in SG&A as a percentage of net revenue was primarily due to stock compensation expense, cash expenses pursuant to a long-term incentive plan for non-executive employees, advertising expenses and incremental corporate expenses as a result of becoming a public company in the fourth quarter of fiscal year 2017, partially offset by our recently expanded role in our contact lens distribution relationship with Walmart.
Owned & host SG&A. In the owned & host segment, SG&A as a percentage of net revenue was 39.9% for the three months ended September 29, 2018 compared to 40.1% for the three months ended September 30, 2017, driven primarily by slight leveraging of store payroll.
Legacy segment SG&A. In the legacy segment, SG&A as a percentage of net revenue increased from 34.5% for the three months ended September 30, 2017 to 36.6% for the three months ended September 29, 2018, driven primarily by higher store payroll as a percentage of net revenue.
Depreciation and amortization
Depreciation and amortization expense of $19.1 million for the three months ended September 29, 2018 increased $3.7 million, or 24.3%, from $15.4 million for the three months ended September 30, 2017 primarily driven by new store openings, as well as investments in optical laboratories, distribution centers and information technology infrastructure, including omni-channel platform related investments. Our property and equipment balance, net, increased $12.6 million, or 3.8%, during the three months ended September 29, 2018, reflective of $29.9 million in purchases of property and equipment, $2.0 million in new capital lease assets, less $17.0 million in depreciation expense and $2.3 million in impairment and other adjustments. Depreciation and amortization expense was negatively impacted $0.7 million by an adjustment for capital lease asset lives during the three months ended September 29, 2018. New assets are out-pacing retirements, therefore, we expect continued increases in depreciation expense for the foreseeable future as we continue to execute our growth strategy.

Interest expense, net
Interest expense, net, of $9.4 million for the three months ended September 29, 2018 decreased $5.4 million, or 36.7%, from $14.9 million for the three months ended September 30, 2017. Interest expense decreased $4.5 million resulting from the payoff of our $125.0 million second lien term loans and $235.0 million in outstanding amount of our first lien term loans, during the fourth quarter of fiscal year 2017. A decrease of $0.6 million resulted from a reduction of deferred debt cost amortization, and corresponding reduction of discounts, related to repayment of outstanding debt in connection with our initial public offering (the “IPO”) during the fourth quarter of fiscal year 2017. An additional decrease of $0.6 million resulted from applicable margin reductions from refinancing the first lien term loans during the fourth quarter of fiscal year 2017 and from a Moody's credit rating upgrade received during the third quarter of 2018. These reductions were partially offset with $0.4 million in additional interest expense relating to capital leases obligations during the three months ended September 29, 2018.
Income tax provision
Our income tax benefit for the three months ended September 29, 2018 reflected a benefit associated with pre-tax losses at our statutory federal and state rate of 25.6%, and an additional discrete benefit of $13.9 million associated primarily with the exercise of stock options. In comparison, the income tax rate associated with the three months ended September 30, 2017 primarily reflected the rate necessary to achieve our 35.2% expected annual effective income tax rate (“ETR”) for the nine months ended September 30, 2017, as discrete items did not materially impact the rates used for those periods.
Nine Months Ended September 29, 2018 compared to Nine Months Ended September 30, 2017
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for the nine months ended September 29, 2018 compared to the nine months ended September 30, 2017.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Nine Months Ended September 29, 2018	Nine Months Ended September 30, 2017	September 29, 2018	September 30, 2017	Nine Months Ended September 29, 2018		Nine Months Ended September 30, 2017
Owned & host segment
America’s Best	7.6%	9.6%	643	577	$749,896	63.5%	$651,167	61.8%
Eyeglass World	8.2%	5.0%	113	107	126,620	10.7%	114,632	10.9%
Military	(1.5)%	(8.9)%	55	56	19,057	1.6%	19,357	1.8%
Fred Meyer	1.9%	(2.3)%	29	29	10,992	0.9%	10,785	1.0%
Owned & host segment total			840	769	$906,565	76.7%	$795,941	75.5%
Legacy segment	2.5%	(0.3)%	227	227	119,092	10.1%	116,668	11.1%
Corporate/Other	—	—	—	—	156,795	13.3%	145,645	13.9%
Reconciliations	—	—	—	—	(1,520)	(0.1)%	(4,765)	(0.5)%
Total	7.4%	7.4%	1,067	996	$1,180,932	100.0%	$1,053,489	100.0%
Adjusted comparable store sales growth(3)	6.6%	6.7%

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

(3)
There are two differences between total comparable store sales growth based on consolidated net revenue and adjusted comparable store sales growth: (i) adjusted comparable store sales growth includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in a decrease of 0.7% and 0.5% from total comparable store sales growth based on consolidated net revenue for the nine months ended September 29, 2018 and September 30, 2017, respectively, and (ii) adjusted comparable store sales growth includes retail sales to the legacy partner’s customers (rather than the revenues recognized consistent with the management & services agreement), resulting in a decrease of 0.1% and 0.2% from total comparable store sales growth based on consolidated net revenue for the nine months ended September 29, 2018 and September 30, 2017, respectively.

Total net revenue of $1,180.9 million for the nine months ended September 29, 2018 increased $127.4 million, or 12.1%, from $1,053.5 million for the nine months ended September 30, 2017. This increase was driven approximately 50% by comparable store sales growth, approximately 40% by new stores and approximately 10% by order volume in our AC Lens business within the corporate/other segment.
In the nine months ended September 29, 2018, we opened 58 new stores, including 51 new America’s Best stores and seven Eyeglass World stores. Additionally, we closed two America’s Best stores, one Eyeglass World store, and one Military Store. Overall, store count grew 7.1% from September 30, 2017 to September 29, 2018 (66 and 6 net new America’s Best and Eyeglass World locations were added, respectively, and one Military location was closed during the same period). Comparable store sales growth and adjusted comparable store sales growth were 7.4% and 6.6% for the nine months ended September 29, 2018, respectively. Comparable store sales growth and adjusted comparable store sales growth were driven primarily by increases in customer transactions and, to a lesser extent, average ticket. We believe the increases in net revenue and customer transactions were primarily due to execution of our key strategies, including new store openings and maturation, advertising and expansion of our participation in managed care programs.
Net product sales comprised 82.8% and 82.3% of total net revenue for the nine months ended September 29, 2018 and September 30, 2017, respectively. Net product sales increased $110.3 million, or 12.7%, in the nine months ended September 29, 2018 compared to the nine months ended September 30, 2017, driven primarily by eyeglass sales and, to a lesser extent, contact lens sales. Net sales of services and plans increased $17.1 million, or 9.2%, driven primarily by eye exam sales in our owned & host segment. The eye exam increase was driven primarily by expanding participation in managed care programs and our store growth. To a lesser extent, warranty program sales and Eyecare Club membership sales also contributed to the increase. The warranty program sales increase was driven by our America’s Best brand. The increase in Eyecare Club membership sales was primarily driven by the $1.8 million deferred revenue accounting change in the nine months ended September 29, 2018 discussed in Note 6. “Revenue From Contracts With Customers” of our unaudited condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q.
As a result of changes in applicable California law, certain optometrists employed by FirstSight were transferred to a professional corporation that contracts directly with our legacy segment in the third quarter of fiscal year 2017. This change led to an increase in legacy segment eye exam revenue and optometrist payroll costs of $2.3 million and $1.6 million, respectively, in the nine months ended September 29, 2018. A corresponding decrease was recorded in our FirstSight subsidiary within the corporate/other segment. Therefore, the change had no impact on consolidated income from operations. As of September 29, 2018, approximately half of the applicable optometrists have been transferred, and we expect the remaining half to be transferred in the fourth quarter of fiscal year 2018.
In addition, in connection with these changes in California law, effective October 1, 2017, FirstSight ceased the sale of vision managed care products in Walmart locations in California that are not operated by the Company. As a result, FirstSight net revenue and associated costs in the nine months ended September 29, 2018 were both approximately $5.4 million lower than the nine months ended September 30, 2017, and there was an immaterial impact on income from operations.
Owned & host segment net revenue. Net revenue for our owned & host segment increased $110.6 million, or 13.9%, due to comparable store sales growth and new store openings which increased sales across our key product categories. The growth was predominately driven by performance in America’s Best and Eyeglass World.
Legacy segment net revenue. Net revenue for our legacy segment grew $2.4 million, or 2.1%, primarily driven by $2.5 million in incremental eye exam sales and $1.1 million in eyeglass sales related to an increase in managed care business explained above, partially offset by lower customer transactions. The increased eye exam sales were primarily the result of changes to our FirstSight operations required by changes in applicable California law discussed above. The FirstSight operations changes resulted in a favorable impact of approximately 135 basis points in comparable store sales growth in the legacy segment.
Corporate/Other segment net revenue. Net revenue in the corporate/other segment increased $11.2 million, or 7.7%, driven by unit growth in our AC Lens online retail business, our recently expanded role in our contact lens distribution relationship with Walmart, and unit growth in our wholesale order fulfillment business, partially offset by a $7.7 million reduction in sales as a result of the FirstSight operations changes discussed above.

Net revenue reconciliations. Reconciliations include increases in deferred revenue of $6.3 million and $9.2 million, and decreases in unearned revenue of $4.8 million and $4.5 million for the nine months ended September 29, 2018 and September 30, 2017, respectively. The accounting change described in Note 1. “Description of Business and Basis of Presentation” of our unaudited condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q contributed to the lower increase in deferred revenue for the nine months ended September 29, 2018 compared to the nine months ended September 30, 2017, due to acceleration of deferred revenue amortization in the nine months ended September 29, 2018. Deferred revenue for the nine months ended September 29, 2018 was also driven by slower growth in our warranty program sales and Eyecare Club membership sales than other product categories.
Differences between the change in unearned revenue for the nine months ended September 29, 2018 and September 30, 2017 were primarily the result of calendar influences on cash basis sales of prescription eyewear in our stores the last few days of the respective quarter. Unearned revenue was higher in December 2016 compared to December 2017 due to an extra sales day in the 2016 period as a result of the timing of the December 25th holiday. The combination of these factors resulted in an overall increase in unearned revenue growth in the nine months ended September 29, 2018 when compared to the nine months ended September 30, 2017.
Costs applicable to revenue
Costs applicable to revenue of $540.1 million for the nine months ended September 29, 2018 increased $55.5 million, or 11.5%, from $484.6 million for the nine months ended September 30, 2017. As a percentage of net revenue, costs applicable to revenue decreased from 46.0% for the nine months ended September 30, 2017 to 45.7% for the nine months ended September 29, 2018. The decrease was primarily driven by a higher mix of eye exam sales as a result of our growing managed care business, higher vendor rebates during the nine months ended September 29, 2018 and a $2.3 million inventory write-off in the nine months ended September 30, 2017 which did not recur in the current year, partially offset by increased optometrist costs and, to a lesser extent, growing AC Lens business as described below.
Costs of products as a percentage of net product sales decreased from 40.3% for the nine months ended September 30, 2017 to 39.9% for the nine months ended September 29, 2018, driven by the $2.3 million inventory write-off in the nine months ended September 30, 2017 which did not recur in the current year, the impact of legacy managed care business as further described below and higher rebates from vendors, partially offset by our growing AC Lens business. The inventory write-off recorded in our corporate/other segment in the nine months ended September 30, 2017 was related to slow-moving contact lens inventory which had expired or would expire prior to possible sale. No such write-off was recorded in the nine months ended September 29, 2018. Our AC Lens net revenue grew slightly faster than our store brands in the nine months ended September 29, 2018, and AC Lens had a higher cost of products as a percentage of net revenue than our other businesses.
Owned & host segment costs of products. In the owned & host segment, costs of products as a percentage of net product sales was 29.3% for the nine months ended September 30, 2017 compared to 29.4% for the nine months ended September 29, 2018.
Legacy segment costs of products. In the legacy segment, costs of products as a percentage of net product sales decreased from 47.1% for the nine months ended September 30, 2017 to 45.4% for the nine months ended September 29, 2018. The decrease was primarily driven by increased eyeglass net revenue in the nine months ended September 29, 2018 as a result of increased managed care business year-over-year compared to the nine months ended September 30, 2017. Legacy segment managed care net product revenue is recorded in net product sales while revenue associated with servicing non-managed care customers is recorded in net sales of services and plans. Eyeglass and contact lens product costs for both managed care and non-managed care net revenue are recorded in costs of products. Customer shifts in managed care mix will improve product margins and have a corresponding negative impact on service margins in our legacy segment.
Costs of services and plans as a percentage of net sales of services and plans increased from 72.7% for the nine months ended September 30, 2017 to 74.0% for the nine months ended September 29, 2018. The increase was primarily driven by higher optometrist costs, partially offset by increased eye exam sales as a result of our growing managed care business. Optometrist costs increased as a result of store coverage in new markets and wage pressure in certain geographic markets.
Owned & host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans in the owned & host segment increased from 77.8% for the nine months ended September 30, 2017 to 79.1% for the nine months ended September 29, 2018. The increase was driven by higher optometrist costs as described above, partially offset by increased eye exam sales as a result of our growing managed care business.

Legacy segment costs of services and plans. In the legacy segment, costs of services and plans as a percentage of net sales of services and plans increased from 31.5% for the nine months ended September 30, 2017 to 38.3% for the nine months ended September 29, 2018. The increase was primarily driven by increased optometrist costs and, to a lesser extent, lower management fees, partially offset by increased eye exam sales. The higher optometrist costs and increased eye exam sales were both primarily the result of the FirstSight operations changes discussed in “Net revenue” above. Management fees from our legacy segment declined due to the corresponding impact of the increased managed care business as described above.
Selling, general and administrative expenses
SG&A of $519.6 million for the nine months ended September 29, 2018 increased $73.9 million, or 16.6%, from the nine months ended September 30, 2017. As a percentage of net revenue, SG&A increased from 42.3% for the nine months ended September 30, 2017 to 44.0% for the nine months ended September 29, 2018. The increase in SG&A as a percentage of net revenue was primarily due to stock compensation expense, cash expenses pursuant to a long-term incentive plan for non-executive employees, advertising expenses and incremental corporate expenses as a result of becoming a public company in the fourth quarter of fiscal year 2017.
Owned & host SG&A. In the owned & host segment, SG&A as a percentage of net revenue increased from 38.2% for the nine months ended September 30, 2017 to 38.5% for the nine months ended September 29, 2018, driven primarily by advertising expenses in new markets.
Legacy segment SG&A. In the legacy segment, SG&A as a percentage of net revenue increased from 33.5% for the nine months ended September 30, 2017 to 34.0% for the nine months ended September 29, 2018, driven primarily by higher store payroll as a percentage of net revenue.
Depreciation and amortization
Depreciation and amortization expense of $54.1 million for the nine months ended September 29, 2018 increased $9.7 million, or 21.8%, from $44.4 million for the nine months ended September 30, 2017 primarily driven by new store openings, as well as investments in optical laboratories, distribution centers and information technology infrastructure. Our property and equipment balance, net, increased $36.5 million, or 12.0%, during the nine months ended September 29, 2018, reflective of $77.1 million in purchases of property and equipment, $9.8 million in new capital leases, less $47.8 million in depreciation expense and $2.6 million in impairment and other adjustments. Depreciation and amortization expense was negatively impacted $0.5 million by an adjustment for capital lease asset lives during the nine months ended September 29, 2018. New assets are out-pacing retirements, therefore, we expect continued increases in depreciation expense for the foreseeable future as we continue to execute our growth strategy.
Interest expense, net
Interest expense, net, of $28.1 million for the nine months ended September 29, 2018 decreased $12.8 million, or 31.3%, from $41.0 million for the nine months ended September 30, 2017. Interest expense decreased $13.4 million resulting from the payoff of our $125.0 million second lien term loans and $235.0 million in outstanding amount of our first lien term loans, during the fourth quarter of fiscal year 2017, partially offset by approximately $2.2 million in interest paid to counterparties associated with our derivative cash flow hedges which became effective in March 2017, but were in effect for the full nine months ended September 29, 2018. A decrease of $1.8 million resulted from a reduction of deferred debt cost amortization, and corresponding reduction of discounts, related to repayment of outstanding debt in connection with our IPO during the fourth quarter of fiscal year 2017. An additional decrease of $1.2 million resulted from applicable margin reductions from refinancing the first lien term loans during the fourth quarter of fiscal year 2017 and from a Moody's credit rating upgrade received during the third quarter of 2018. These reductions were partially offset with $0.9 million in additional interest expense relating to capital lease obligations during the nine months ended September 29, 2018.
Debt issuance costs
We recorded $2.7 million in fees associated with the incurrence of additional term loans under the first lien credit agreement discussed above during the nine months ended September 30, 2017. No such transaction occurred in the nine months ended September 29, 2018.
Income tax provision
Our income tax benefit for the nine months ended September 29, 2018 reflected income tax expense at our statutory federal and state rate of 25.6%, with an additional discrete benefit of $18.0 million associated primarily with the exercise of stock options. During the nine months ended September 30, 2017, our expected combined statutory federal and state rate was reduced by a $1.4 million income tax benefit resulting from a dividend recapitalization bonus payment.

Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income
We define EBITDA as net income, plus interest expense, income tax provision and depreciation and amortization. We define Adjusted EBITDA as EBITDA, further adjusted to exclude stock compensation expense, costs associated with debt refinancing, asset impairment, non-cash inventory write-offs, management fees, new store pre-opening expenses, non-cash rent, litigation settlements, secondary offering expenses, long-term incentive plan expenses and other expenses. We describe these adjustments reconciling net income to EBITDA and Adjusted EBITDA in the tables below. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total net revenue. We define Adjusted Net Income as net income, plus stock compensation expense, costs associated with debt refinancing, asset impairment, non-cash inventory write-offs, management fees, new store pre-opening expenses, non-cash rent, litigation settlement, secondary offering expenses, long-term incentive plan expenses, amortization of acquisition intangibles and deferred financing costs, other expenses, tax benefit of stock option exercises less the tax effect of these adjustments. We describe these adjustments reconciling net income to Adjusted Net Income in the tables below.
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

The following table reconciles our net income to EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income for the periods presented:

	Three Months Ended				Nine Months Ended
In thousands	September 29, 2018		September 30, 2017		September 29, 2018		September 30, 2017
Net income	$5,816	1.5%	$1,546	0.4%	$43,940	3.7%	$17,120	1.6%
Interest expense	9,407	2.4%	14,851	4.3%	28,144	2.4%	40,965	3.9%
Income tax (benefit) provision	(16,438)	(4.2)%	163	—%	(7,863)	(0.7)%	9,267	0.9%
Depreciation and amortization	19,080	4.9%	15,352	4.4%	54,080	4.6%	44,404	4.2%
EBITDA	17,865	4.6%	31,912	9.2%	118,301	10.0%	111,756	10.6%

Stock compensation expense (a)	10,629	2.7%	1,151	0.3%	13,749	1.2%	3,140	0.3%
Debt issuance costs (b)	—	—%	—	—%	—	—%	2,702	0.3%
Asset impairment (c)	2,137	0.6%	—	—%	2,137	0.2%	1,000	0.1%
Non-cash inventory write-offs (d)	—	—%	—	—%	—	—%	2,271	0.1%
Management fees (e)	—	—%	271	0.1%	—	—%	845	0.1%
New store pre-opening expenses (f)	512	0.1%	618	0.2%	1,742	0.1%	1,896	0.2%
Non-cash rent (g)	420	0.1%	381	0.1%	1,228	0.1%	1,035	0.1%
Litigation settlement (h)	—	—%	—	—%	—	—%	7,000	1.0%
Secondary offering expenses (i)	702	0.2%	—	—%	1,842	0.2%	—	0.7%
Long-term incentive plan(j)	4,611	1.2%	—	—%	4,611	0.4%	—	—%
Other (k)	1,927	0.5%	1,828	0.5%	3,112	0.3%	3,041	0.2%
Adjusted EBITDA/ Adjusted EBITDA Margin	$38,803	10.0%	$36,161	10.4%	$146,722	12.4%	$134,686	12.8%
Note: Percentages reflect line item as a percentage of net revenue

	Three Months Ended		Nine Months Ended
In thousands	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income	$5,816	$1,546	$43,940	$17,120
Stock compensation expense (a)	10,629	1,151	13,749	3,140
Debt issuance costs (b)	—	—	—	2,702
Asset impairment (c)	2,137	—	2,137	1,000
Non-cash inventory write-offs (d)	—	—	—	2,271
Management fees (e)	—	271	—	845
New store pre-opening expenses (f)	512	618	1,742	1,896
Non-cash rent (g)	420	381	1,228	1,035
Litigation settlement (h)	—	—	—	7,000
Secondary offering expenses (i)	702	—	1,842	—
Long-term incentive plan(j)	4,611	—	4,611	—
Other (k)	1,927	1,828	3,112	3,041
Amortization of acquisition intangibles and deferred financing costs (l)	2,279	2,884	6,840	8,628
Tax benefit of stock option exercises (m)	(13,900)	—	(17,964)	—
Tax effect of total adjustments (n)	(5,943)	(2,853)	(9,027)	(12,623)
Adjusted Net Income	$9,190	$5,826	$52,210	$36,055

(a)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards.

(b)	Fees associated with the borrowing of $175.0 million in additional principal under our first lien credit agreement during the first fiscal quarter of 2017.

(c)
Reflects write-off of capitalized software and property and equipment for the three and nine months ended September 29, 2018. Reflects the complete write-off of a cost basis investment for the nine months ended September 30, 2017.

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
Pre-opening expenses, which include marketing and advertising, labor and occupancy expenses incurred prior to opening a new store, are generally higher than comparable expenses incurred once such store is open and generating revenue. We believe that such higher pre-opening expenses are specific in nature and amount to opening a new store and as such, are not indicative of ongoing core operating performance. We adjust for these costs to facilitate comparisons of store operating performance from period to period. Pre-opening costs are permitted exclusions in our calculation of Adjusted EBITDA pursuant to the terms of our first lien credit agreement.

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

(i)	Expenses related to our secondary public offerings for the three and nine months ended September 29, 2018.

(j)
Cash expenses pursuant to a long-term incentive plan for non-executive employees who were not participants in the management equity plan for the three and nine months ended September 29, 2018.  This plan was effective in 2014 following the acquisition of the Company by KKR, and this payout was triggered as a result of the secondary offering of common stock by KKR and other selling shareholders completed in the third quarter of 2018.

(k)
Other adjustments include amounts that management believes are not representative of our operating performance, including our share of losses on equity method investments of $0.4 million and $0.4 million for the three months ended September 29, 2018 and September 30, 2017 and $1.0 million and $0.7 million for the nine months ended September 29, 2018 and September 30, 2017, respectively; the amortization impact of the KKR Acquisition-related adjustments (e.g., fair value of leasehold interests) of $0.2 million and $(0.1) million for the three months ended September 29, 2018 and September 30, 2017 and $0.3 million, and $(0.2) million for the nine months ended September 29, 2018 and September 30, 2017, respectively; expenses related to preparation for being an SEC registrant that were not directly attributable to the IPO and therefore not charged to equity of $0.6 million and $1.8 million for the three and nine months ended September 30, 2017, respectively; differences between the timing of expense versus cash payments related to contributions to charitable organizations of $(0.3) million for each of the three months ended September 29, 2018 and September 30, 2017 and $(0.8) million for each of the nine months ended September 29, 2018 and September 30, 2017, respectively; costs of severance and relocation of $0.3 million and $0.7 million for the three months ended September 29, 2018 and September 30, 2017 and, $0.9 million and $1.0 million for the nine months ended September 29, 2018 and September 30, 2017 respectively; excess payroll taxes related to stock option exercises of $0.9 million and $1.2 million for the three and nine months ended September 29, 2018, respectively; and other expenses and adjustments totaling $0.4 million for the three months ended September 29, 2018 and September 30, 2017 and $0.5 million for the nine months ended September 29, 2018 and September 30, 2017, respectively.

(l)
Amortization of acquisition intangibles related to the increase in the carrying values of intangible assets as a result of the KKR Acquisition of $1.9 million for each of the three months ended September 29, 2018 and September 30, 2017 and $5.6 million for each of the nine months ended September 29, 2018 and September 30, 2017. Amortization of deferred financing costs is primarily associated with the March 2014 term loan borrowings in connection with the KKR Acquisition and, to a lesser extent, amortization of deferred loan discount costs associated with the May 2015 and February 2017 incremental first lien term loans and the November 2017 first lien term loan refinancing, aggregating to $0.4 million, $1.0 million, $1.3 million and $3.1 million for the three months ended September 29, 2018 and September 30, 2017 and nine months ended September 29, 2018 and September 30, 2017, respectively.

(m)
Tax benefit associated with accounting guidance adopted at the beginning of fiscal year 2017 (Accounting Standards Update 2016-09, Compensation - Stock Compensation), requiring excess tax benefits to be recorded in earnings as discrete items in the reporting period in which they occur.

(n)	Represents the tax effect of the total adjustments at our combined statutory federal and state income tax rates.
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
As of September 29, 2018, we had $48.9 million in cash and cash equivalents and $94.5 million of additional availability under our revolving credit facility, which reflects $5.5 million in outstanding letters of credit.

We spent $78.8 million in capital expenditures in the nine months ended September 29, 2018. Approximately 80% of our planned capital expenditures are related to our expected growth (i.e. new stores, optometric equipment, additional capacity in our optical laboratories and distribution centers, and our IT infrastructure, including omni-channel platform related investments). We plan on opening approximately 75 stores during fiscal year 2018 (inclusive of the 58 new stores opened through September 29, 2018). Our working capital requirements for inventory will increase as we continue to open additional stores. We primarily fund our working capital needs using cash provided by operations.
The following table summarizes the net cash provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended
In thousands	September 29, 2018	September 30, 2017
Cash flows provided by (used for):
Operating activities	$115,952	$96,251
Investing activities	(78,677)	(68,510)
Financing activities	7,601	(4,827)
Net increase in cash and cash equivalents and restricted cash	$44,876	$22,914
Net Cash Provided by Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, asset impairment, deferred income taxes, non-cash stock option compensation, non-cash inventory adjustments, bad debt expense, and changes in operating assets and liabilities.
Net cash provided by operating activities increased $19.7 million, or 20.5%, during the nine months ended September 29, 2018 compared to the nine months ended September 30, 2017. Net cash provided by operating activities was $116.0 million for the nine months ended September 29, 2018, which consisted of non-cash items of $72.2 million, $43.9 million of net income, partially offset by an increase in net working capital and other assets and liabilities of $0.2 million. Net cash provided by operating activities was $96.3 million for the nine months ended September 30, 2017, as non-cash items of $72.8 million were combined with $17.1 million of net income and a decrease in net working capital and other assets and liabilities of $6.4 million.
The increase in net working capital and other assets and liabilities during the nine months ended September 29, 2018 was primarily due to increases in accounts receivable of $0.7 million, inventories of $10.6 million, and a decrease in accounts payable of $4.8 million. These changes were offset by increases in deferred revenues of $6.2 million, accrued expenses and other liabilities of $9.3 million, and a decrease in prepaid expenses and other assets of $0.4 million. Decreases in accounts payable reflect the timing of payments. Increases in inventory are generally expected each period, and reflect our growth in sales of products, including product replenishment needs at existing stores and inventory needed to outfit new stores. Increases in accounts receivable and deferred revenue are generally expected each period due to net revenue growth and overall increases in the size of consolidated operations. We opened 58 new stores during the nine months ended September 29, 2018, with four closures.
The decrease in net working capital and other assets and liabilities during the nine months ended September 30, 2017 was primarily due to increases in accrued expenses and other liabilities of $16.9 million ($7.0 million of which was the litigation settlement on the 1-800 Contacts Matter), and deferred revenue of $9.0 million, and a decrease in prepaid expenses and other assets of $2.5 million. Increases in deferred revenues are consistent with increased overall net revenue resulting from new stores and positive comparable store sales growth. These changes were partially offset by increases in accounts receivable of $9.2 million and inventories of $7.0 million, and a decrease in accounts payable of $5.8 million. Increases in accounts receivable primarily reflect our overall net revenue growth, and decreases in accounts payable reflect the timing of payments to vendors. Increases in inventory are generally expected each period, and reflect our growth in sales of products, including product replenishment needs at existing stores and inventory needed to outfit new stores. Other assets increase primarily consists of deferred offering costs in connection with preparing for the IPO which occurred in October of 2017.

Net Cash Used for Investing Activities
Net cash used for investing activities increased by $10.2 million, to $78.7 million, during the nine months ended September 29, 2018 from $68.5 million during the nine months ended September 30, 2017. The change in cash used for investing activities included an increase of $11.7 million in purchases of property and equipment to support our growth, including new stores, improvements to our optical laboratories and distribution centers, and continued development of our IT infrastructure. In addition, during the nine months ended September 30, 2017 we made an investment of $1.5 million and received a secured convertible promissory note from our equity method investee in the same amount, as described in Note 5. “Related Party Transactions” of the condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q. No such investment was made during the nine months ended September 29, 2018.
Net Cash Provided by Financing Activities
Net cash provided by financing activities increased $12.4 million, from $4.8 million use of cash to $7.6 million provision of cash, during the nine months ended September 29, 2018. The change in cash provided by financing activities was primarily due to an increase of $12.9 million in proceeds related to the exercise of stock options during the nine months ended September 29, 2018. Other drivers were quarterly principal payments required under our first lien credit agreement. We paid $4.3 million and $6.2 million in principal payments during the nine months ended September 29, 2018 and September 30, 2017, respectively. Additionally, we paid $1.3 million and $0.7 million in capital lease obligations during the nine months ended September 29, 2018 and September 30, 2017, respectively. During the nine months ended September 30, 2017, we received $1.0 million in proceeds from the issuance of common stock. No common stock was issued during the nine months ended September 29, 2018. This was partially offset by purchases of treasury stock in the amount of $0.9 million during the nine months ended September 29, 2018. No purchases of treasury stock occurred during the nine months ended September 30, 2017. On February 2, 2017, we declared a recapitalization dividend to our stockholders. The dividend was funded with $175.0 million of incremental term loans under our first lien credit agreement. Proceeds from the additional first lien term loans were $173.7 million, net of discounts and fees, offset by the dividend payment of $171.0 million and $2.7 million in debt issuance costs. No such transactions occurred during the nine months ended September 29, 2018.
Credit Agreement
On October 9, 2018 (the “Closing Date”), our first lien credit agreement dated as of March 13, 2014 (as amended, the “Credit Agreement”), was amended pursuant to a joinder and amendment agreement (the “October 2018 Joinder”) to, among other things, (i) establish new first lien term loans in an aggregate principal amount of $200,000,000 (“Term A Loans”) to prepay a portion of the first lien term loans outstanding immediately prior to the Closing Date, (ii) set the maturity of such term loans to October 9, 2023 and (iii) set the rates applicable to such term loans. Pursuant to the October 2018 Joinder, the initial new Applicable Margins (as defined in the Credit Agreement) are (i) 1.75% for the new first lien term loans that are LIBOR Loans (as defined in the Credit Agreement) and (ii) 0.75% for the new first lien term loans that are ABR Loans (as defined in the Credit Agreement).
The October 2018 Joinder further provides that following the Closing Date, the above Applicable Margins for the new first lien term loans will be based on (x) NVI’s total leverage ratio or (y) NVI’s public corporate credit rating from Moody’s and/or NVI’s public corporate credit rating from S&P as follows: (a) if NVI’s total leverage ratio is less than 2:00 to 1.00 or NVI’s rating is either Ba2 (stable) or better from Moody’s or BB (stable) or better from S&P, the Applicable Margin will be 1.25% for LIBOR Loans and 0.25% for ABR Loans, (b) if NVI’s total leverage ratio is equal to or greater than 2.00 to 1.00, but less than 2.50 to 1.00, or NVI’s rating is BB- (stable) from S&P, the Applicable Margin will be 1.50% for LIBOR Loans and 0.50% for ABR Loans and (c) if NVI’s total leverage ratio is greater than 2.50 to 1.00 and NVI’s rating is not BB- (stable) or better from S&P, the Applicable Margin will be 1.75% for LIBOR Loans and 0.75% for ABR Loans, as specified in the October 2018 Joinder. The new first lien term loans will amortize in equal quarterly installments equal to 2.5% per annum in the first three years of the loan and 5% per annum thereafter.
In addition, pursuant to the October 2018 Joinder, solely with respect to the Term A Loans, commencing on the fiscal quarter ending on December 29, 2018, the Company will not permit (i) the Consolidated Total Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of the Company to be greater than 4.75 to 1.00 or (ii) the Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of the Comapny as of the last day of any fiscal quarter of the Company to be less than 3.00 to 1.00.
As previously disclosed, pursuant to the Joinder and Amendment Agreement, dated as of November 20, 2017, among NVI, as borrower, the guarantors party thereto, each lender party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent (the “November 2017 Joinder”), the Applicable Margins (as defined in the November 2017 Joinder) for the term loans thereunder, of which there is approximately $364.0 million outstanding following the effective date of the October 2018 Joinder, are based on NVI’s public corporate credit rating from Moody’s.

On September 7, 2018, Moody’s announced that it had upgraded NVI’s public corporate credit rating from B1 to Ba3 (stable) and as a result, the Applicable Margin for these term loans has stepped down to 2.50% for LIBOR Loans and 1.50% for ABR Loans, in each case as specified in the November 2017 Joinder.
Off-balance Sheet Arrangements
We follow U.S. GAAP in making the determination as to whether or not to record an asset or liability related to our arrangements with third parties. Consistent with current accounting guidance, we do not record an asset or liability associated with operating leases or with long-term marketing and promotional commitments. We have disclosed the amount of future commitments associated with these items in our consolidated financial statements. We were not a party to any other off-balance sheet arrangements during the nine months ended September 29, 2018.
Contractual Obligations
During the nine months ended September 29, 2018, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of December 30, 2017 in the Annual Report.
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
As of September 29, 2018, all of our $564.3 million in term loan debt was subject to variable interest rates, with a weighted average borrowing rate of 4.7%. After inclusion of the notional amount of $465.0 million of interest rate swaps fixing a portion of the variable rate debt, $99.3 million, or 17.6% of our debt, is subject to variable rates. Assuming an increase to market rates of 1.0% as of September 29, 2018, we would incur an annual increase to interest expense of approximately $1.0 million related to debt subject to variable rates.
See Liquidity and Capital Resources. “Credit Agreement,” for details regarding Term Loan A - Joinder and Amendment Agreement included in Part 1. Item 2. of this Form 10-Q.
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
Remediation Plan - We have designed and implemented controls to remediate these material weaknesses, which include the following new policies, procedures, and internal controls:

•
Removed higher obsolescence risk contact lenses from our stores to our Distribution Center in order to better manage inventory turns and related obsolescence potential and established a policy requiring stores to return all contact lenses expiring within the next eighteen months to our central distribution center.

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
We are committed to maintaining a strong internal control environment, and we expect to continue our efforts to remediate the material weaknesses described above. During the third quarter of fiscal year 2018, management has continued testing the operating effectiveness of such controls to demonstrate whether successful remediation has occurred. However, the material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the third quarter of fiscal year 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above under “Material Weakness and Status of Material Weakness Remediation.”
PART II - OTHER INFORMATION
Item 1. Legal Proceedings

We are currently and may in the future become subject to various claims and pending or threatened lawsuits in the normal course of our business.
Our subsidiary, FirstSight is a defendant in a purported class action in the U.S. District Court for the Southern District of California that alleges that FirstSight participated in arrangements that caused the illegal delivery of eye examinations and that FirstSight thereby violated, among other laws, the corporate practice of optometry and the unfair competition and false advertising laws of California. The lawsuit was filed in 2013 and FirstSight was added as a defendant in 2016. In March 2017, the court granted the motion to dismiss previously filed by FirstSight and dismissed the complaint with prejudice. The plaintiffs filed an appeal with the U.S. Court of Appeals for the Ninth Circuit in April 2017. In July 2018, the U.S. Court of Appeals for the Ninth Circuit vacated in part, and reversed in part, the district court’s dismissal and remanded for further proceedings. In October 2018, the plaintiffs filed a second amended complaint with the district court. We believe that the claims alleged are without merit and intend to continue to defend the litigation vigorously.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Agreement with Esslior of America
On November 12, 2018, the Company entered into a new letter agreement (the “Agreement”) with Essilor of America, Inc. (“Essilor”), which, when effective, will replace the current letter agreement, dated May 25, 2011, between the Company and Essilor.  Under our agreement with Essilor, Essilor has the sole and exclusive right to supply certain lenses for eyeglasses to the Company.  The Agreement extends the term of the Company’s contractual arrangement with Essilor from June 1, 2019 until May 31, 2023.  Thereafter, the Agreement will automatically renew on a month-to-month basis unless either party gives 30 days’ prior written notice of termination.  The Company also has the ability to unilaterally extend the Agreement an additional calendar quarter after the proposed termination date.

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
10.1
Joinder and Amendment Agreement, dated as of October 9, 2018, including as Annex A thereto, the First Lien Credit Agreement, dated as of March 13, 2014, as amended by the Joinder and Amendment Agreement dated as of May 29, 2015, Joinder Agreement dated as of February 3, 2017, Joinder and Amendment Agreement dated as of October 31, 2017 and Joinder and Amendment Agreement dated as of November 20, 2017, among Nautilus Acquisition Holdings, Inc., Nautilus Merger Sub, Inc., Vision Holdings Corp., National Vision, Inc., Goldman Sachs Bank USA, as administrative agent and collateral agent, Morgan Stanley Bank, N.A., as the letter of credit issuer, and the lenders from time to time party thereto and the other parties thereto -incorporated by reference to Exhibit 10.1 filed to the Company’s Current Report on Form 8-K filed on October 9, 2018.

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

National Vision Holdings, Inc.

Dated: November 13, 2018	By:	/s/ L. Reade Fahs
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 13, 2018	By:	/s/ Patrick R. Moore
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)