Form 10-K
period 2018-12-29
National Vision Holdings, Inc.
filed 2019-02-27
CIK 1710155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2018
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If emerging growth company, indicate by check mark if the registrant has elected not to use the excluded transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of June 30, 2018, the last day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.3 billion (based upon the closing sale price of the common stock on last trading date of the quarter on the NASDAQ).
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date

Class	Outstanding at January 31, 2019
Common stock, $0.01 par value per share	78,208,539
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 29, 2018.

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
Our website is www.nationalvision.com. Investors can obtain copies of our SEC filings from this site free of charge, as well as from the SEC website at www.sec.gov. The information posted to our website is not incorporated into this Form 10-K.
General
We are one of the largest and fastest growing optical retailers in the United States and a leader in the attractive value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best, no matter what their budget. Our mission is to make quality eye care and eyewear affordable and accessible to all Americans. We achieve this by providing eye exams, eyeglasses and contact lenses to cost-conscious and low-income consumers. We deliver exceptional value and convenience to our customers, with an opening price point that strives to be among the lowest in the industry, enabled by our low-cost operating platform. We reach our customers through a diverse portfolio of 1,082 retail stores across five brands and 19 consumer websites as of December 29, 2018, our 2018 fiscal year end.
Our History
Through its predecessors, NVI commenced operations in 1990. In 2005, private equity funds managed by Berkshire Partners LLC (“Berkshire”) acquired both NVI and Consolidated Vision Group, Inc., which operated America’s Best stores, and merged these entities, with NVI surviving. In 2009, NVI acquired the Eyeglass World store chain. In 2011, after a multi-year partnership, NVI acquired Arlington Contact Lens Service, Inc. (“AC Lens”) to bolster its e-commerce platform.
In March 2014, NVI was acquired (the “KKR Acquisition”) by affiliates of KKR & Co. Inc. (“KKR Sponsor” or “KKR”). National Vision Holdings, Inc. was incorporated in Delaware on February 14, 2014 under the name “Nautilus Parent, Inc.” and NVI became our wholly-owned subsidiary in connection with the KKR Acquisition. In 2017, we changed our name to “National Vision Holdings, Inc.”
In October 2017, we completed the initial public offering of our common stock (the “IPO”). Our common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “EYE.” National Vision was controlled by affiliates of KKR Sponsor and private equity funds managed by Berkshire until July 30, 2018. KKR Sponsor and Berkshire are collectively referred to herein as the “Sponsors.” Our principal executive offices are located at 2435 Commerce Avenue, Bldg. 2200, Duluth, Georgia 30096.

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

Note: Represents stores in operations across all five company retail brands at the end of each fiscal year.
The fundamentals of our model are described below:

•
Differentiated and Defensible Value Proposition. We believe our success is driven by our low prices, convenient locations, broad assortment of branded and private label merchandise and the high levels of in-store service provided by our well-trained and passionate store associates and vision care professionals. We believe our bundled offers, including two-pairs of eyeglasses plus an eye exam for $69.95 at America’s Best and two-pairs of eyeglasses for $78 at Eyeglass World, represent among the lowest price offerings of any national chain. Our ability to utilize national advertising for America’s Best allows us to communicate this value proposition to a meaningfully greater number of current and potential customers. We believe that our value proposition will continue to drive comparable store sales growth as we attract new customers and increase loyalty with existing customers.

•
Recurring Revenue Characteristics. Eye care purchases are predominantly a medical necessity and are therefore considered non-discretionary in nature. We estimate that optical consumers typically replace their eyeglasses every two to three years, while contact lens customers typically order new lenses every six to twelve months, reflecting the predictability of these recurring purchase behaviors. This is further demonstrated by the customer mix of our mature stores, with existing customers representing 64% of total customers in 2018 and new customers representing the remaining 36% of total customers in 2018.

•
Attractive Store Economics. Since 2006, we have opened 640 stores in the aggregate, including 615 stores under our America’s Best and Eyeglass World retail brands. Our store economics are based on low capital investment, steady ramping of sales in new locations, low operating costs and consistent sales volume and earnings growth in mature stores, which result in attractive returns on capital. The majority of our owned stores have achieved profitability during the second year of operation and, have paid back invested capital in three to five years. By consistently replicating the key characteristics of our store model, we execute a formula-based approach to opening new stores and managing existing stores, which has delivered predictable store performance across vintages, diverse geographies and new and existing markets.

Our Mission and Philanthropic Efforts
Our mission is to help people by making quality eye care and eyewear more affordable and accessible. Our financial success has helped fuel our ever-growing philanthropic engine. Through multiple charitable partnerships with organizations such as VisionSpring, RestoringVision and Vosh International, we have directly assisted approximately one million individuals to see and have indirectly helped improve the vision of millions of individuals globally. In addition, through our partnership with the Boys & Girls Clubs of America, we provide free vision screenings, eye exams and eyeglasses to thousands of young Americans. We also work diligently to help a portion of the world’s population who live with uncorrected vision problems. Our philanthropic culture instills a sense of purpose and engagement in our associates, from in-store staff to senior management. Our associates feel pride in the positive work they are doing, which allows us to attract and retain both store associates and vision care professionals, thus improving the customer experience in our stores. In addition, our mission has been essential to the formation and retention of our cohesive management team, whose extensive experience is a key component of our business success.

Our Business
We are well positioned to serve our new and existing customers through a diverse portfolio of 1,082 retail stores across five brands and 19 consumer websites as of December 29, 2018. We have two reportable segments: our owned & host segment and our legacy segment. Our owned & host segment includes our two owned brands, America’s Best and Eyeglass World, and our Vista Optical locations in Fred Meyer stores. Within this segment, we also provide low-cost vision care products and services to American military service members by operating Vista Optical locations on select military bases across the country. Our legacy segment consists of our 28-year strategic relationship with Walmart to operate Vision Centers in select Walmart stores. In addition, our wholly-owned subsidiary, FirstSight Vision Services, Inc. (“FirstSight”), which is licensed as a single-service health plan under California law, issues individual vision care benefit plans in connection with our America’s Best operations in California and arranges for the provision of optometric services at optometric offices next to certain Walmart stores throughout California. We support our owned brands and our Vista Optical military operations through our ever-evolving omni-channel offerings and we also have an established standalone e-commerce business. Our e-commerce platform serves our proprietary e-commerce websites and the e-commerce websites of third parties, including Walmart, Sam’s Club and Giant Eagle. The following table provides an overview of our portfolio of brands:
Overview of Our Brands and Omni-channel & E-commerce Platform

Owned & Host Brands				Legacy

Lowest Price	Eyewear Value Superstore	Shop-Within-A-Shop	Commissary Store	Shop-Within-A-Shop
		“Great Deals Everywhere You Look”	“Fantastic Military Pricing”	“Everyday Low Price”
Employed ODs	Mostly Independent ODs	Mostly Independent ODs	Mostly Independent ODs	Mostly Independent ODs
657 Stores	115 Stores	29 Stores	54 Stores	227 Stores
~3,500 sq. ft.	~4,500 sq. ft.	~800 sq. ft.	~1,000 sq. ft.	~1,800 sq. ft.
~1,320 SKUs	~1,935 SKUs	~600 SKUs	~700 SKUs	~800 SKUs
Centralized Lab	Lab in Store / Centralized Lab	Centralized Lab	Centralized Lab	Centralized Lab

OMNI-CHANNEL & E-COMMERCE (3.5% of 2018 Sales)
Sister Sites (3)		Proprietary Sites (6)	Partner Sites (10)

___________
Note: Store count as of December 29, 2018. SKU figures refer to eyeglass frame SKUs. ODs are Doctors of Optometry.
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

Our America’s Best Brand. America’s Best strives to be the value leader in virtually every market in which it operates. Its signature offer of “two pairs of eyeglasses for $69.95, including a free eye exam”, is typically priced significantly lower than the competition on a per-pair basis and provides customers with a wide selection of frame choices at this entry point. In America’s Best stores, vision care services are provided primarily by optometrists employed either by us or by independent professional corporations. This model facilitates the brand’s bundled offer and its Eyecare Club programs, which offer two free eye exams per year for the duration of the membership plus a discount on contact lenses and eyeglasses. By leveraging our efficient centralized laboratory network, America’s Best stores are able to minimize processing costs and drive significant economies of scale. These stores typically stock approximately 1,320 eyeglass frame SKUs, including imports from low-cost overseas manufacturers, higher-margin private label brands and discounted well-known frame brands. America’s Best stores, which average 3,500 square feet, are primarily located in high-traffic strip centers next to similar off-price designer retailers, such as Marshalls stores.
Our Eyeglass World Brand. Eyeglass World also offers a value price point for customers, with an opening offer of “two pairs of eyeglasses for $78” and eye exams starting at $49. This brand is positioned as an eyeglass superstore that caters to a more cost-conscious customer base, with a broader selection of designer brands and price points, and offers more personalized levels of service. We source eyeglass frames for our Eyeglass World stores from leading designer brands, private label manufacturers, overstock inventories and low-cost overseas manufacturers. Eyeglass World locations offer eye exams, primarily from independent optometrists and optometrists employed by independent professional corporations, and have on-site laboratories that enable stores to quickly fulfill customer orders and make repairs. On-site laboratories can process a variety of lens options, with same-day service. Lens orders that are not completed in-store are completed by our centralized laboratory network. Due to the wider brand selection and on-site laboratories, Eyeglass World stores are larger, averaging approximately 4,500 square feet and typically stocking approximately 1,935 eyeglass frame SKUs. These stores are primarily located in freestanding or in-line locations near high-foot-traffic shopping centers.
Our Partner Brands. We have three partner brands consisting of 227 Vision Centers in Walmart stores across the country, 54 Vista Optical locations on military bases and 29 Vista Optical locations within Fred Meyer stores as of December 29, 2018. We have strong, long-standing relationships with these partners. Our strategic relationship with Walmart extends over 28 years and our partnerships with Fred Meyer and the U.S. military have been maintained for over 19 years. Our partner brands all compete within the value segment of the U.S. optical retail industry, with a starting price point for a pair of eyeglasses in the $38 to $99 range. These brands combine a broad selection of products and attentive customer service with the convenience of one-stop shopping. These brands also utilize our centralized laboratories and provide eye exams principally by independent optometrists in nearly all locations. Our partner brands are attractive businesses with relatively light capital requirements.
Our Omni-Channel and E-Commerce Platforms. We offer our customers an engaging digital shopping experience through an established platform of three omni-channel store websites, and 16 dedicated e-commerce consumer websites. Our omni-channel store websites augment our America’s Best, Eyeglass World and Vista Optical in military brands and provide a customer experience that extends across our in-store, mobile and e-commerce channels. We offer a range of services to customers, including eyeglass purchasing, online scheduling and appointment reminders, contact lens purchasing, “buy-in-store and ship-to-home” capabilities, online frame browsing and virtual frame try-on, among others. Our omni-channel offerings work in concert with these brands to enhance the overall quality of the customer experience.
Our 16 dedicated e-commerce websites are managed by our subsidiary, AC Lens. AC Lens operates six proprietary branded websites, including aclens.com and discountcontacts.com. In addition, AC Lens operates and provides support services for 10 third-party websites owned by other companies, including Walmart, Sam’s Club and Giant Eagle. AC Lens handles site management, customer relationship management and order fulfillment and also sells a wide variety of contact lenses, eyeglasses and eye care accessories. In the aggregate, sales from our omni-channel and e-commerce platforms represented approximately 3.5% of our net revenue in fiscal year 2018.
Our Industry
The U.S. optical retail industry, defined by Vision Monday to include optical retailers’ revenues from the sales of products (including managed vision care benefit revenues and omni-channel and e-commerce sales) and eye care services provided by vision care professionals, including eye exams, is a $35 billion industry that has exhibited consistent, stable growth across economic cycles. According to Vision Monday, over the period from 2007 to 2017, the industry grew from $26 billion to $35 billion in annual sales, representing a compound annual growth rate (“CAGR”) of 3.1%. The industry experienced only a modest decline during the 2008 to 2009 recession and rebounded with robust post-recession sales growth of 4.0% CAGR from 2009 to 2017, according to Vision Monday. The steady growth of the industry and its resilience to economic cycles is due in large part to the medical, non-discretionary and recurring nature of eye care purchases.

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
We anticipate that there are four key secular growth trends that will continue to contribute to the stability and growth of the U.S. optical retail industry:

•
Aging Population. According to The Vision Council, over 76% of adults in the United States used some form of vision correction as of September 2018. At age 45, the need for vision correction begins to increase significantly, with approximately 86% of adults in the United States between the ages of 45 and 54 and approximately 92% of adults in the United States aged 55 and older using vision correction, according to The Vision Council. As the U.S. population ages and life expectancy increases, the pool of potential customers and opportunities for repeat purchases in the optical retail industry are anticipated to rise. Given that eyesight deteriorates progressively with age, aging of the U.S. population should result in incremental sales of eyewear and related accessories.

•
Frequent Replacement Cycle. The repetitive and predictable nature of customer behavior results in a significant volume of recurring revenue for the optical retail industry. The purchasing cycle of vision correction devices is closely tied to the frequency with which consumers obtain eye exams. Most optometrists recommend annual eye exams as a preventive measure against serious eye conditions and to help patients identify changes in their vision correction needs. According to The Vision Council, an estimated 192 million people in the United States using vision correction devices in 2017 received nearly 115 million eye exams that year, implying an average interval between exams of 20 months. The interval between exams contributes to the industry’s stability and shortening this interval represents an opportunity to increase the frequency of customer purchases.

•
Increased Usage of Computer and Mobile Screens. Due to the proliferation of smartphones, laptops, tablets and other electronic devices, the U.S. population has experienced a dramatic increase in the amount of time spent viewing electronic screens. According to The Vision Council, about 80% of American adults report using digital devices for more than two hours per day with approximately 70% using two or more devices simultaneously, and approximately 60% reporting experiencing symptoms of digital eye strain. This is anticipated to result in a larger percentage of the population suffering from screen-related vision problems, driving incremental sales of vision correction devices, such as traditional eyeglasses and contact lenses, as well as higher margin products designed specifically to counteract the effect of looking at screens for prolonged stretches of time.

•
Growing Focus on Health and Wellness. The optical retail industry is poised to continue to benefit from expansive trends underlying an increasing societal focus on health and wellness. Consumers want personalized solutions that allow them to make informed decisions about their health. Additionally, rising healthcare costs are driving a growing emphasis on preventative healthcare. Eye exams can detect a host of physical ailments, such as hypertension or diabetes, and are one of the most inexpensive and effective forms of detection for many of these conditions. As consumers continue to develop greater awareness of health and wellness issues, there is an opportunity for retailers that are able to offer personalized, inexpensive, health-oriented products and services that can increase quality of life and reduce an individual’s overall level of healthcare expenditures. Furthermore, this increased focus on health means that people are living longer, which increases the overall demand for vision care and the frequency with which people visit their eye care practitioners for vision care products and services.

Our Products and Services
Within our two reportable segments, we primarily offer two products and one service: eyeglasses, contact lenses and eye exams. Nonetheless, our diverse product portfolio encompasses many brand names and thousands of SKUs. Depending on the brand, our stores display approximately 600 to 1,935 eyeglass frame SKUs, covering all age groups. Offerings include both brand name designers, like Ray-Ban, Guess and Calvin Klein, as well as private label options at attractive prices. Our frames are manufactured by market leaders such as Luxottica, Marchon and Zyloware. Additionally, we partner with several overseas factories to direct source our private label products. We also offer a broad portfolio of lenses, including single vision and bifocal lenses, with a variety of treatments to enhance vision. Through one-on-one consultative-selling, our sales associates have a number of opportunities to share information about value-added lenses, including thinner, higher-quality lenses and photochromatic options, which carry higher margins. As a result, a significant number of America’s Best customers and Eyeglass World customers who purchase eyeglasses choose upgraded lenses and/or frames instead of each brand’s base offer. We also offer contact lenses and accessories from all major contact lens manufacturers, including our own private label brands (Softmed and Natural Eyes HydraWear, made by CooperVision) that are offered in our America’s Best and Eyeglass World stores. Collectively, our broad product offerings deliver consistent financial results and reduce our reliance on any individual product, style or trend.
In both of our reportable segments, eye exam services are provided by optometrists employed by us or by professional corporations owned by eye care practitioners with whom we have contractual arrangements or by independent optometrists with whom we have contracted.
Within our owned & host segment, America’s Best offers its Eyecare Club programs primarily to its contact lens customers. As of December 29, 2018, the Eyecare Club had approximately 1.4 million active members. Benefits of the Eyecare Club include two free eye exams per year for the duration of the multi-year membership, 10% off all contact lenses and eyeglasses and other periodic benefits and discounts, such as free samples of contact lens solutions. Memberships can be purchased in stores or on our America’s Best website. Two separate club memberships are available: the three-year Silver membership, which costs $99, and the five-year Gold membership, which costs $139. By comparison, the cost of a contact lens exam, exclusive of the Eyecare Club, is $89. There is a high adoption rate of Eyecare Club membership by America’s Best customers who are not part of a managed care program and who visited an America’s Best store for a contact lens examination. The disposable nature of contact lenses means that customers must replenish their contacts frequently, and in order to refill their prescriptions, contact lens users must have a current prescription. For a prescription to be current, customers generally need to have an eye exam every one or two years, depending on the state in which they reside. The multiyear nature of these memberships facilitates repeat traffic to America’s Best stores for exams and contact lens purchases and builds customer loyalty. The Eyecare Club also has attractive working capital characteristics, as customers pay the full membership cost at the time that they join.
See Note 7. “Revenue from Contracts With Customers” in our audited consolidated financial statements included in Part II. Item 8. of this Form 10-K for additional information.
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
We believe that television is a key channel for connecting with our customers. Approximately two-thirds of America’s Best and Eyeglass World’s advertising investments are on traffic-driving television advertisements, which we leverage broadly across multiple stores in each television market to gain a larger share of voice, and, in turn, drive traffic and margins. Additional advertising investments include digital media, search, direct mail, email and local store marketing. In the first quarter of fiscal year 2017, we shifted our America’s Best television advertising from local campaigns to purchasing television advertising nationally, which we believe is more cost effective and helps raise our brand awareness in both existing and new markets.
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
Our Sourcing and Supplier Relationships
We purchase our merchandise from a wide variety of vendors, with a limited number of vendors supplying the majority of our eyeglass frames, eyeglass lenses and contact lenses. We are a large customer for all of our suppliers and we strive to form meaningful, long-lasting and mutually beneficial relationships with our vendors. We have long-term contracts with certain of our suppliers, including Essilor and CooperVision. Under our agreement with Essilor, Essilor has the sole and exclusive right to supply certain lenses for eyeglasses to us. We extended our agreement with Essilor in November 2018 and the current term runs through May 2023.  Thereafter, the agreement will automatically renew on a month-to-month basis unless either party gives 30 days’ prior written notice of termination, and we also have the ability to unilaterally extend the agreement an additional calendar quarter after the proposed termination date. We are collaborative in our vendor negotiations so as to develop a partnership with our vendors and, in time, a sense of loyalty to National Vision. Each of our top ten vendors has been with us for at least ten years, and several of these vendors have been with us since our inception in 1990. We focus on sourcing low-cost products, including discounted well-known frame brands, secondary frame brands, direct import frames and private label contact lenses under our Softmed and Natural Eyes HydraWear labels. By investing in our sourcing operations, we have increased our direct importation of eyeglass frames, which has enabled us to offer high quality frames at low prices while also generating strong gross margins.

Our Optical Laboratories
We use a highly-efficient mix of four domestic, company-operated processing facilities and two international, outsourced facilities. We have state-of-the-art lens processing capabilities in our four, geographically-diverse company-operated production facilities in Lawrenceville, Georgia, St. Cloud, Minnesota, Plano, Texas and Salt Lake City, Utah. Our centralized optical laboratories handle all aspects of customizing eyeglass lenses, and have digital capabilities for grinding, coating and edging to customer prescription and eyeglass frame specifications. We have developed a high-volume, low-cost lens processing model to provide seven-day turnaround service through our domestic owned laboratories and our international partner laboratories. This network was created through significant investment by us, and is leveraged across our portfolio of brands in both segments to provide efficiency and scale. We route eyeglass orders to both our owned and outsourced laboratories through an automated decision tree that incorporates information on (i) the nature of the job; (ii) the technical capabilities of each laboratory; (iii) the capacity of each laboratory; (iv) the inventory at each laboratory; and (v) the cost of that particular type of job at each laboratory. This architecture is integrated with the point-of-sale system and enables us to minimize our processing costs, while ensuring on-time deliveries. The processing system is designed such that the more eyeglasses we sell, the more efficient the laboratories become, creating significant cost savings over time.
In addition, our Eyeglass World stores are equipped with on-site laboratories, which typically process less complicated customer orders with same-day service. On-site laboratories can process a variety of lens options. For fiscal year 2018, over half of Eyeglass World in-store customer orders were processed entirely in the store. All lens orders that are not processed or completed in-store are processed or completed by our centralized laboratory network.
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
Our Employees
As of December 29, 2018, we had 10,668 full-time and part-time employees.  In addition, the professional corporations with which we contract employed 978 optometrists as of December 29, 2018. We are not a party to any collective bargaining agreements. We have never experienced a strike or work stoppage, and we believe that our relations with employees are excellent.
Managed Vision Care
Our managed care business relates to vision care programs and associated benefits (i) sponsored by employees or other groups, (ii) provided by insurers and managed care entities, such as health maintenance organizations to individuals, and (iii) delivered, typically on a fee-for-service or capitated basis, by health care providers, such as ophthalmologists, optometrists and opticians. We are currently underpenetrated in the managed care market relative to the broader optical retail industry, and we believe that this represents an important opportunity for us. Through our point-of-sale system and our back-office electronic data interchange, or EDI, capabilities, we attempt to create a seamless transactional experience for our in-store managed care customers. From time to time, vision care insurance payors may make changes to their EDI claim systems. Such changes may require us to update our processes and could impact our ability to submit claims or to timely receive reimbursements from our managed care partners. As such, when asked, we have assisted a number of our larger vision care insurance payors to either implement or improve their EDI claim systems.
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
We also compete with online sellers of contact lenses and eyewear. The online sale of contact lenses has steadily increased in particular since the passage of the Fairness to Contact Lens Consumers Act. See “Government Regulation” below. The online sale of eyeglasses has not developed as quickly, but a number of firms are focused on this market, including Warby Parker and Zenni Optical. We also face potential competition from companies that employ emerging technologies in the optical industry, including, for example, online vision exams and 3D printing of eyewear.
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
Seasonality
Our business is moderately seasonal in nature. Historically, our business has realized a higher portion of revenue, operating income and cash flows from operations in the first fiscal quarter, and a lower portion of net revenue, operating income and cash flows from operations in the fourth fiscal quarter. The seasonally larger first quarter is attributable primarily to the timing of our customers’ income tax refunds and annual health insurance program start/reset periods. We believe that many customers in our target market, which consists of cost-conscious and low-income consumers, rely on tax refunds to pay for eyewear and eye care. A delay in the issuance of tax refunds can accordingly have a negative impact on our quarterly financial results. Consumers could also alter how they utilize tax refund proceeds.
With respect to our fourth quarter results, compared to other retailers, our products and services are less likely to be included in consumer’s holiday spending budgets, therefore reducing spending on personal vision correction during the weeks preceding December 25 of each year. Additionally, although the period between December 25 and the end of our fiscal year is typically a high-volume period, the net revenue associated with substantially all orders of prescription eyeglasses and contact lenses during that period is deferred until January due to our policy of recognizing revenue only after the product has been accepted by the customer, further contributing to higher first quarter results. Our quarterly results may also be affected by the timing of new store openings and store closings, the amount of sales contributed by new and existing stores, the timing of certain holidays, as well as the timing of weather-related store closures.
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
Over time, we have modernized our point-of-sale system, upgraded multiple financial package components and are implementing software systems to enhance the growth of our omni-channel and customer engagement efforts. In addition, enhancing cybersecurity continues to be a priority and we have several initiatives underway that are intended to further advance our security posture. We believe these investments, along with maintenance of our existing information technology capabilities, will provide the flexibility and capacity to accommodate our future growth plans.

Intellectual Property
We own a number of registered and common law trademarks and pending applications for trademark registrations in the United States, primarily through our subsidiaries, including: America’s Best, America’s Best & design, America’s Best Contacts & Eyeglasses, America’s Best Contacts & Eyeglasses & design, America’s Best Vision Plan, America’s Best owl mascot image, the slogan “It’s not just a better deal. It’s America’s Best,” Eyeglass World, Eyeglass World logos, the slogans “See yourself smile. See yourself save.,” “The world’s best way to buy glasses,” and “The world’s best way to buy contact lenses,” the Eyeglass World mascot image Mr. World, AC Lens, FirstSight, Vista Optical, Eyecare Club, Sofmed, Digimax, Neverglare, Neverglare Advantage and Neverglare Advantage & design. Solely for convenience, the trademarks, service marks and trade names referred to in this report are presented without the ®, SM and ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names. All trademarks, service marks and trade names appearing in this Form 10-K (or in documents we have incorporated by reference) are the property of their respective owners.
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

Managed Care Regulation
We are engaged in managed vision care, both as a managed care entity and as a provider to managed care payors and insurers. In California, our subsidiary, FirstSight, a specialized health maintenance organization (“HMO”), is subject to the managed care laws of the State of California and is licensed and comprehensively regulated by the California Department of Managed Health Care (the “DMHC”). These regulations contain operating, disclosure, reporting and financial viability requirements, among others. Material changes to the operations of FirstSight, including the opening of America’s Best locations outside of defined service areas, must be approved by the DMHC. This approval process can be complex and can cause delays in the projected opening of our stores. We also offer Eyecare Club programs pursuant to which, in exchange for a fixed payment, individuals can obtain eye examinations and discounts on eyeglasses, contact lenses and accessories during the program period. These programs may be subject to regulation under managed care and related state laws, including those of California, where these programs are offered as managed care products by FirstSight. In addition, our Eyecare Club programs may subject us to state statutes regulating discount medical plans. These laws, which have been adopted in a number of states, require the licensing or registration of organizations that provide discounted access to health care providers. It is possible that state regulators could determine that we are operating as a discount medical plan and as such are subject to the various registration, disclosure and solvency requirements.
Privacy and Security
We directly collect, use, access, disclose, transmit and/or store protected health information (“PHI”) and personally identifiable information (“PII”) in connection with the sales of our products and services, customer service, billing and employment practices. As a health care provider and as a business associate to health care providers, we are subject to federal and comparable state laws governing privacy and security, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and its implementing regulations, such as the Privacy Rule, the Security Rule and the Breach Notification Rule. The Health Information Technology for Economic and Clinical Health Act of 2009 (the “HITECH Act”) extends the Privacy Rule and the Security Rule directly to business associates. We are also subject to comparable state health privacy laws to the extent they are more protective of individual privacy than the Privacy Rule. Nearly all states have adopted their own data breach laws with comparable (and sometimes conflicting) standards and requirements. These state laws apply to breaches of specified elements of personal information. In addition, states may amend or adopt new laws or regulations regarding data privacy that may be applicable to us, such as the California Consumer Privacy Act of 2018 which will go into effect in January 2020.
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
Federal Food and Drug Administration (“FDA”) Regulation
The FDA generally has authority to, among other things, regulate the manufacture, distribution, sale and labeling of medical devices, including contact and spectacle lenses. Under the U.S. Federal Food, Drug and Cosmetic Act (the “FDC Act”), medical devices must meet a number of regulatory requirements. We engage in certain manufacturing, repackaging and relabeling activities at our optical laboratories and at certain Eyeglass World stores, which subject us to the FDA’s registration, listing and quality requirements. We are required to register our centralized laboratories with the FDA.
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
Our growth strategy depends, in large part, on growing our store base and expanding our operations, both in existing and new markets, and operating our new stores successfully. We cannot assure you that our contemplated expansion will be successful. Our costs in some markets may be higher due to the supply and demand for real estate sites as well as increased labor and other costs.
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
Our ability to attract and retain vision care professionals depends on several factors. We compete with other optical retail companies, health systems and group practices for vision care professionals. We, as well as the professional corporations that employ optometrists in certain of our retail locations, could face difficulties attracting and retaining qualified professionals if we or such corporations fail to offer competitive compensation and benefits. Increased compensation for vision care professionals could raise our costs and put pressure on our margins. We believe that the demand for optometrists in particular may continue to exceed supply in certain areas for a period of time and that the costs to employ or retain optometrists may increase, potentially materially, from current levels.
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
Future operational success depends on our ability to develop, maintain and extend relationships with managed vision care companies, vision insurance providers and other third-party payors.
An increasing percentage of our customers receive vision insurance coverage through managed care payors. These payors represent an increasingly significant portion of our overall revenues and our revenue growth. While we have relationships with almost all vision care insurers in the United States and with all of the major carriers, currently, a relatively small number of payors comprise the majority of our managed care revenues, subjecting us to concentration risk. As our managed care business continues to expand, we have incurred and expect to incur additional costs related to this area of our business. Our future operational success could depend on our ability to negotiate contracts with managed vision care companies, vision insurance providers and other third-party payors, several of whom have significant market share. In addition, as our managed care business continues to grow closer to overall industry penetration levels, we expect our associated revenue growth rate to slow over time.
We may be unable to establish or maintain satisfactory relationships with managed care and other third-party payors. In addition, many managed care payors have existing provider structures in place that they may be unable or unwilling to change. Some vertically-integrated payors also have their own networks, and these payors may take actions to maintain or protect these networks in ways that negatively affect us, including by increasing costs or not allowing our new or existing stores to participate in their networks. Increasing consolidation in the optical industry may give such payors greater market power which may adversely affect our ability to negotiate reimbursement rates under managed care arrangements. Our inability to enter into arrangements with managed care payors in the future or to maintain existing relationships with managed care payors on commercially reasonable terms could have a material adverse effect on our business, financial condition and results of operations. In addition, delays in receiving or the failure to receive reimbursements under our managed care arrangements, significant changes to the economics of a managed care contract or relationship or the loss of a significant managed care contract or relationship could have a significant negative impact on our business, financial condition and results of operations.

If the performance of our host and legacy brands declines or we are unable to maintain our operating relationships with our host and legacy partners, our business, profitability and cash flows may be adversely affected and we may be required to incur impairment charges.
We derive significant revenues and operating cash flows from our relationships with our legacy and host partners through our operations of 227 Vision Centers in Walmart stores, 29 Vista Optical locations within Fred Meyer stores and 54 Vista Optical locations on military bases.
Termination of our host and legacy agreements could result in a reduction of our revenues and operating cash flows, which could be material and which could adversely affect our business, financial condition and results of operations including an impairment of the intangible assets. The loss of our Vision Centers or Vista Optical locations could impair our ability to attract and retain management and retail associates, compete for managed vision care contracts, obtain favorable terms, such as discounts and rebates, from optical vendors and generate cash to fund our business and service our debt obligations. We may seek to replace any lost host or legacy locations with new America’s Best or Eyeglass World stores but we may not be able to support the carrying value of the intangible assets at these brands or replace the lost revenues and cash flows.
For example, our current management & services agreement with Walmart presents a variety of risks. Our agreement expires on August 23, 2020, automatically renewing for additional three-year terms unless a party elects to provide written notice of nonrenewal no later than seven months before the extension date. Sales associated with our arrangement with Walmart represented 10.0% of consolidated net revenue in fiscal year 2018, which exposes us to concentration of customer risk. In addition, the agreement permits Walmart to control many aspects of the retail operations at the Vision Centers we manage on behalf of Walmart, including pricing, merchandising and similar matters. If Walmart exercises its rights under this agreement in a way that adversely affects us, our sole remedy would be to terminate the agreement after participating in an informal resolution and, if necessary, a mediation process. There are no assurances that Walmart will not seek to exercise these rights in a manner that is materially adverse to our interests. In addition, under our current management & services agreement, we earn fees based on a percentage of the revenues from the Vision Centers we manage. The agreement also allows Walmart to collect penalties from us if the Vision Centers do not generate a requisite amount of revenues, which penalties equal a percentage of the shortfall. We may not be able to maintain the performance levels required and, as a result, may be forced to pay penalties to Walmart or default under this agreement at a point in time when our fees from the arrangement will already be lower than anticipated. Further, a breach by us of the terms and conditions of this agreement could cause us to lose all management fees derived under this agreement, which could adversely affect our financial position and results of operations.
At December 29, 2018, the carrying value of goodwill and intangible assets at our host and legacy brands was $27.7 million and $96.7 million, respectively. We review the carrying value of our goodwill and intangibles for impairment annually, or more frequently when impairment indicators exist. The impairment test requires us to analyze a number of factors, including evaluating the useful life of intangible assets, and make estimates that require judgment. During the fourth quarter of fiscal 2018, we fully impaired goodwill at the Military and Fred Meyer brands of approximately $15.1 million. Additionally, the Legacy segment fair value exceeded its carrying value by less than 25%. Future changes in the business profitability, expected cash flows, changes in our business strategy and external market conditions, among other factors, could require us to record impairment charges for goodwill or intangible assets, which could lead to decreased assets and reduced net income. If a significant write down were required, the charge could have a material adverse effect on our operating results and stockholders’ equity, and could impact the trading price of our common stock.
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
We are subject to HIPAA, the HITECH Act and the health data privacy, security and breach notification regulations issued pursuant to these statutes, which govern our collection, use, access, disclosure, transmission and/or storage of PHI, in connection with the sales of our products and services, customer service, billing and employment practices. In addition, there are existing state privacy, security and breach notification laws and regulations that apply to both PHI and PII collected by us. These existing laws and regulations may be amended and states may adopt new laws or regulations regarding data privacy (such as the California Consumer Privacy Act of 2018 which will go into effect in January 2020). Our failure to effectively implement the required or addressable data privacy and security safeguards and breach notification procedures, or our failure to accurately anticipate the application or interpretation of these statutes, regulations and standards, could lead to invalidation or modification of our agreements with optometrists or professional corporations owned by eye care practitioners, create material civil and/or criminal liability for us or require us to change our business practices, which could result in adverse publicity, and have a material adverse effect on our business, financial condition and results of operations. In addition to applicable U.S. law, the collection, use, access, disclosure, transmission and storage of PHI and other sensitive data is subject to regulation in foreign jurisdictions in which we do business or expect to do business in the future, in particular through the operations of our websites, and data privacy and security laws and regulations in some of these jurisdictions may be more stringent than those in the United States (such as the European Union, which adopted the General Data Protection Regulation, which became effective in May 2018).
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

Eyeglasses and contact lenses are regulated as medical devices in the United States by the FDA, and under the FDC Act, such medical devices must meet a number of regulatory requirements. We do not hold any marketing authorizations for the eyeglasses and contact lenses that we sell as we serve as the retailer for third-party manufacturers’ devices. We cannot provide assurance that such third-party manufacturers’ eyeglasses or contact lenses we sell comply with these regulatory requirements. We also engage in certain manufacturing, repackaging and relabeling activities that subject us to direct oversight by the FDA under the FDC Act and its implementing regulations. If we, or any of the third-party manufacturers whose products we sell, fail to comply with applicable requirements, we or they may be subject to legal action by the U.S. Department of Justice, on behalf of the FDA and/or various forms of FDA enforcement and compliance actions, which include recalls, fines, penalties, injunctions, seizures, prosecutions, adverse publicity (such as FDA press releases) or other adverse actions.
Our failure to comply with the applicable regulations could have severe consequences, including the closure of our stores, possible breaches of the agreements relating to certain of our brands, changes to our way of doing business and the imposition of fines and penalties.
We require significant capital to fund our expanding business. If we are unable to maintain sufficient levels of cash flow from our operations, we may not be able to execute or sustain our growth strategy or we may require additional financing, which may not be available to us on satisfactory terms or at all.
To support our expanding business and execute our growth strategy, we will need significant amounts of capital, including funds to pay our lease obligations, build out new store spaces, laboratories and distribution centers, purchase inventory, pay personnel and further invest in our infrastructure and facilities. Further, our plans to grow our store base may create cash flow pressure if new locations do not perform as projected. We have and expect to continue to primarily depend on cash flow from operations to fund our business and growth plans. If we do not generate sufficient cash flow from operations, we may need to obtain additional equity or debt financing. Tightening in the credit markets, low liquidity, volatility in the capital markets and a downturn in the economy could result in diminished availability of credit, higher cost of borrowing and lack of confidence in the equity markets, making it more difficult to obtain additional financing on terms that are favorable to us. If such financing is not available to us, or is not available on satisfactory terms, our ability to operate and expand our business could be curtailed and we may need to delay, limit or eliminate planned store openings or operations or other elements of our growth strategy.
We depend on our distribution centers and optical laboratories. The loss of, or disruption in the operations of, one or more of these facilities may adversely affect our ability to process and fulfill customer orders and deliver our products in a timely manner, or at all, and may result in quality issues, which would adversely affect our reputation, our business and our profitability.
Substantially all of our inventory is shipped directly from suppliers to our two distribution centers in Lawrenceville, Georgia and Columbus, Ohio. Inventory is then processed, sorted and shipped using third-party carriers to our stores, to our laboratories for further processing, to our online customers or to Walmart stores and Sam’s Club locations. We operate laboratory facilities in Lawrenceville, Georgia; St. Cloud, Minnesota; Plano, Texas; and Salt Lake City, Utah. We also have outsourcing relationships with third-party laboratories in Mexico and China. These laboratories process most of the lenses ordered by our customers in our stores, as well as on our websites. Once processed at the laboratories, the finished products are returned to our distribution centers for shipment to stores, our customers or our business partners.
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
In addition, if the presidential administration imposes significant additional tariffs or other restrictions on imports from China and Mexico, where our outsourced optical laboratories are located and where the majority of our frames are sourced and manufactured, or if the United States were to withdraw from or materially modify international trade agreements, it could have an adverse impact on our business. Any such tariffs, restrictions or other changes could lead to additional costs, delays in shipments, embargos and other uncertainties that could negatively impact our relationships with our international vendors and labs and materially adversely affect our business, including by requiring us to increase our prices and identify alternative sources for merchandise and labs.
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
An overall decline in the health of the economy and other factors impacting consumer spending, such as recessionary conditions, the timing and issuance of tax refunds, governmental instability and natural disasters, may affect consumer purchases, which could reduce demand for our products and materially harm our sales, profitability and financial condition.
Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer confidence and spending, such as general economic conditions, consumer disposable income, energy and fuel prices, recession and fears of recession, unemployment, minimum wages, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, tax rates and policies, inflation, consumer confidence in future economic conditions and political conditions, war and fears of war, inclement weather, natural disasters, terrorism, outbreak of viruses or widespread illness and consumer perceptions of personal well-being and security. For example, in 2017 and 2018, we temporarily closed certain stores due to Hurricanes Harvey, Irma and Florence. Although these store closures did not have a material adverse impact on our business, similar events in the future that are outside of our control could materially adversely affect our sales and profitability.
Reduced customer confidence and spending cutbacks may result in reduced demand for our merchandise and may force us to take inventory markdowns. Reduced demand also may require increased selling and promotional expenses. Prolonged or pervasive economic downturns could slow the pace of new store openings or cause current stores to close.

Furthermore, our target market, which consists of cost-conscious and low-income consumers, is sensitive to various factors outside of our control. For example, this population relies on tax refunds to pay for eyewear and eye care. A delay in the issuance of tax refunds can accordingly have a negative impact on our quarterly financial results. Consumers could also alter how they utilize tax refund proceeds. In addition, periods of instability in the government generally, or a renewed emphasis on immigration matters, can also cause this population to either delay or refrain from making such purchases. A continuation of these and similar circumstances could have a material negative impact on our financial performance. Because of the importance of the first quarter for us, a significant downward trend in the first quarter could have a substantial negative impact on our annual financial results.
The optical retail industry is highly competitive, and if we do not compete successfully, our business may be adversely impacted.
We compete directly with national, regional and local retailers, including other optical retail chains, warehouse clubs, mass merchandisers and internet-based retailers. We also compete with independent ophthalmologists, optometrists and opticians located in our markets as they often provide many of the same goods and services we provide. The retail landscape is changing as a result of changes in consumers’ shopping habits, as well as the introduction of new technologies such as online vision exams. See Part I. Item 1. “Business-Competition.”
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
We rely on a limited number of vendors to supply the majority of our eyeglass frames, eyeglass lenses and contact lenses and are thus exposed to concentration of supplier risk. In particular, we have agreed to exclusively purchase almost all of our spectacle lenses from one supplier. During fiscal year 2018, 90% of lens expenditures were from this vendor, 93% of contact lens expenditures were with three vendors and 52% of frame expenditures were with two vendors. If our suppliers experience difficulties or disruptions in their operations or if we were to lose any significant supplier, we may be unable to establish additional or replacement sources for our products that meet our quality controls and standards in a timely manner or on commercially reasonable terms, if at all. As a few major suppliers dominate the optical retail industry, the risks associated with finding alternative sources may be exacerbated. In addition, effective October 1, 2018, Essilor and Luxottica completed their merger to become EssilorLuxottica, which exacerbates concentration of supplier risk.

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
Further, if we are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions and expulsion from card acceptance programs, which could adversely affect our retail operations. As privacy and information security laws and regulations change, we may incur additional compliance costs.
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
As our store base grows, we will need to continually evaluate the adequacy of our laboratory, distribution and information system capabilities. Our laboratories and distribution centers have a finite capacity and, to the extent we grow beyond this capacity, we will need to expand our current laboratories and/or distribution centers or add new laboratories and/or distribution capabilities, the cost of which could be material. Implementing new operating capabilities or changing existing operating capabilities could present challenges we do not anticipate and could negatively affect our business, financial condition and results of operations. Should we open additional laboratories or distribution centers, any related construction or expansion projects entail risks which could cause delays and cost overruns, such as unavailability of suitable space, shortages of materials, shortages of skilled labor or work stoppages, unforeseen construction, scheduling, engineering, environmental or geological problems, weather interference, fires or other casualty losses and unanticipated cost increases. For example, we entered into a lease for an additional laboratory facility in 2018 which became operational in the first quarter 2019. The completion date and ultimate cost of future projects could differ significantly from initial expectations due to construction-related or other reasons. We cannot guarantee that any project will be completed on time or within established budgets. Any delay or increased costs associated with any project could adversely affect the financial and overall performance of our existing and planned new stores.
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
If we fail to retain our existing senior management team or attract qualified new personnel, such failure could have a material adverse effect on our business, financial condition and results of operations.
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
Increases in compensation and other expenses for vision care professionals, as well as our other associates, may adversely affect our profitability. Wage and hour regulations can exacerbate this risk. Additional tariffs or other future cost increases, such as increases in the cost of merchandise, shipping rates, raw material prices, freight costs and store occupancy costs, may also reduce our profitability. These cost increases may be the result of inflationary pressures which could further reduce our sales or profitability. Increases in other operating costs, including changes in energy prices and lease and utility costs, may increase our cost of products sold or selling, general and administrative expenses. Our low price model and competitive pressures in the optical retail industry may inhibit our ability to reflect these increased costs in the prices of our products, in which case such increased costs could have a material adverse effect on our business, financial condition and results of operations.

Our success depends upon our marketing, advertising and promotional efforts. If we are unable to implement them successfully, or if our competitors are more effective than we are, it could have a material adverse effect on our business, financial condition and results of operations.
We use marketing and promotional programs to attract customers to our stores and to encourage purchases by our customers. If we fail to successfully develop and implement marketing, advertising and promotional strategies, we may be unable to achieve and maintain brand awareness, and customer traffic to our stores and/or websites may be reduced. We may not be able to advertise cost-effectively in new or smaller markets in which we have lower store density, which could slow growth at such stores. Changes in the amount and degree of promotional intensity or merchandising strategy by our competitors could cause us to have difficulties in retaining existing customers and attracting new customers. If the efficacy of our marketing or promotional activities declines or if such activities of our competitors are more effective than ours, or if for any other reason we lose the loyalty of our customers, it could have a material adverse effect on our business, financial condition and results of operations. Further, in connection with our planned continued expansion in California, we launched a national advertising campaign for America’s Best as opposed to only utilizing local advertising campaigns. We cannot provide assurances that a national advertising campaign will be cost-effective or successful or that we will continue such campaigns.
We are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs.
We lease our America’s Best and Eyeglass World store locations, our corporate headquarters, the AC Lens corporate office, the FirstSight corporate office, our laboratories in Georgia, Texas and Utah and our distribution centers. We also lease our Vista Optical locations inside Fred Meyer stores. As a result, we are susceptible to changes in the property rental market and increases in our occupancy costs.
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

As we expand our store base, particularly in certain markets that are more expensive, such as California and the Northeast, our lease expense and our cash outlays for rent under lease agreements may increase. Our inability to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close could materially and adversely affect our business, financial condition and results of operations.
Certain technological advances, greater availability of, or increased consumer preferences for, vision correction alternatives to prescription eyeglasses or contact lenses, and future drug development for the correction of vision-related problems may reduce the demand for our products and adversely impact our business and profitability.
Technological advances in vision care, including the development of telemedicine and other new or improved products, as well as future drug development for the correction of vision-related problems, could make our existing products less attractive or even obsolete. Several companies have developed technologies for the remote delivery of eye examinations and eye refractions. If consumers accept the use of these technologies, we may not be able to successfully incorporate them in our business, and in turn, consumers could become less likely to obtain an in-person eye examination and therefore less likely to shop at our retail locations. Additionally, the greater availability and acceptance, or reductions in the cost, of vision correction alternatives to prescription eyeglasses and contact lenses, such as corneal refractive surgery procedures, including radial-keratotomy, photo-refractive keratotomy, or PRK and LASIK, may reduce the demand for our products, lower our sales and thereby adversely impact our business and profitability.
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
We rely on third-party coverage and reimbursement, including government and private insurance plans, such as managed vision care plans, for an increasing portion of our net revenue. We are generally reimbursed for the vision care services and products that we provide through payment systems managed by private insurance companies, managed care organizations and governmental agencies. Coverage and payment levels are determined at each third-party payor’s discretion, and we have no direct control over third-party payor’s decision-making with respect to coverage and payment levels. Coverage restrictions and reductions in reimbursement levels or payment methodologies may negatively impact our sales and profits. Many third-party payors may continue to explore cost-containment strategies that may potentially impact coverage and/or payment levels for our services and products and impose utilization restrictions and risk-based compensation arrangements. We cannot provide any assurances that we will be able to maintain or increase our participation in managed care arrangements or that we will be adequately reimbursed by managed care payors, vision insurance providers and other third-party payors for the services we provide and the products we sell. From time to time, vision care insurance payors may make changes to their EDI claim systems. Such changes may require us to update our processes and could impact our ability to submit claims or to timely receive reimbursements from our managed care partners. If claims for payment are disputed by managed care payors or if we fail to timely or accurately submit claims, we may not receive payment for such claims in a timely manner or at all, which could negatively impact our relationship with manage care organizations and could require us to take write-offs or otherwise have a significant negative impact on our business, financial condition and results of operations. Furthermore, any changes to or repeal of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, may reduce or eliminate coverage or reimbursement rates of insurance-funded eye exams or eyewear.
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
In addition, we have contractual relationships with several third parties, including Walmart and Sam’s Club, whereby we host websites for the online sale of contact lenses and other optical products and perform related back office functions for these parties. We could be exposed to contractual liability to these third parties in the event of a failure, security breach or disruption to these websites or our failure to properly provide the services called for by these agreements.
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
We are regularly presented with opportunities to invest and have invested in certain venture-backed emerging companies and technological innovators across the optical retail industry. Such investments could include equity or debt instruments in companies that may be non-marketable. The success of these companies may depend on product development, market acceptance, operational efficiency and other key business factors. If any of these companies fail, we could lose all or part of our investment in that company. If we determine that impairment indicators exist and that there are other-than-temporary declines in the fair value of the investment, we may be required to write down the investments to their fair value and recognize the related write-down as an investment loss.
Failure to comply with laws, regulations and enforcement activities or changes in statutory, regulatory, accounting and other legal requirements could potentially impact our operating and financial results.
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
Our transactions with the international laboratories we contract with may subject us to the FCPA and trade sanction laws, and similar anti-corruption, anti-bribery and international trade laws, any violation of which could create substantial liability for us and also harm our reputation. Our four laboratories in the United States and our in-store laboratories at our Eyeglass World locations subject us to various federal, state and local laws, regulations and other requirements pertaining to protection of the environment, public health and employee safety, including regulations governing the management of hazardous substances and the maintenance of safe working conditions, such as the Occupational Safety and Health Act of 1970, as amended. These laws also apply generally to all our properties. Our failure to comply with these laws can subject us to criminal and civil liabilities. In connection with our Vista Optical military locations, we must comply with regulations governing the occupancy of military bases. In connection with our philanthropic endeavors, we must also comply with additional federal, state and local tax and other laws and regulations.

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
From time to time, we are subject to allegations, and may be party to legal claims and regulatory proceedings, relating to our business operations. See Part I. Item 3. “Legal Proceedings.” Such allegations, claims and proceedings may be brought by third parties, including our customers, employees, governmental or regulatory bodies or competitors and may include class actions. Defending against such claims and proceedings is costly and time consuming and may divert management’s attention and personnel resources from our normal business operations, and the outcome of many of these claims and proceedings cannot be predicted. If any of these claims or proceedings were to be determined adversely to us, a judgment, a fine or a settlement involving a payment of a material sum of money were to occur, or injunctive relief were issued against us, our business, financial condition and results of operations could be materially adversely affected.
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
We have a significant amount of indebtedness. As of December 29, 2018, we had approximately $564.3 million of aggregate principal amount of indebtedness outstanding (excluding capital lease obligations). Our leverage could have important consequences for us, including:

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

•
limiting our ability to obtain additional financing for working capital, capital expenditures, execution of our business strategy, debt service requirements, acquisitions and other general corporate purposes; and

•
limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

In addition, as of December 29, 2018, after inclusion of $465.0 million interest rate swaps fixing a portion of the variable rate debt, $99.3 million, or 17.6%, of our term loans was subject to variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or a decrease in our creditworthiness, could increase the cost of servicing our debt and could materially reduce our profitability and cash flows.
LIBOR and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next several years. As a result of this transition, interest rates on our floating rate obligations, may be adversely affected. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our floating rate obligations.
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
Our credit agreement also contains certain customary affirmative covenants and events of default, including a change of control. The credit agreement also contains (i) a springing financial maintenance requirement with respect to the revolving credit facility, prohibiting us from exceeding a certain first lien secured leverage ratio under certain circumstances and (ii) financial maintenance covenants with respect to the term loan A facility prohibiting us from exceeding a certain total leverage ratio or falling below a certain interest coverage ratio. As a result of these covenants and restrictions, we are limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot guarantee that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.
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
Risks Related to Ownership of Our Common Stock
Our stock price may be volatile or may decline regardless of our operating performance.
During the fiscal year ended December 29, 2018, the price of our common stock, as reported on NASDAQ, has ranged from a low of $26.41 on December 21, 2018, to a high of $45.72 on September 7, 2018. The trading price of our common stock may be volatile and may be adversely affected due to a number of factors, most of which we cannot control, including those listed under these “Risk Factors,” and the following:

•	results of operations that vary from the expectations of securities analysts and investors;

•	results of operations that vary from those of our competitors;

•	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

•	changes in economic conditions for companies in our industry;

•	changes in market valuations of, or earnings and other announcements by, companies in our industry;

•	declines in the market prices of stocks generally, particularly those of optical retail companies;

•	additions or departures of key management personnel;

•	strategic actions by us or our competitors;

•
announcements by us, our competitors, our suppliers or our host and legacy organizations of significant contracts, price reductions, new products or technologies, acquisitions, joint marketing relationships, joint ventures, other strategic relationships or capital commitments;

•	changes in preference of our customers;

•	changes in general economic or market conditions or trends in our industry or the economy as a whole and, in particular, in the consumer spending environment;

•	changes in business or regulatory conditions;

•	future sales of our common stock or other securities;

•	investor perceptions of or the investment opportunity associated with our common stock relative to other investment alternatives;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	announcements relating to litigation or governmental investigations;

•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

•	the development and sustainability of an active trading market for our stock;

•	changes in accounting principles; and

•	other events or factors, including those resulting from informational technology system failures and disruptions, natural disasters, war, acts of terrorism or responses to these events.
Furthermore, the stock market may experience extreme volatility that, in some cases, may be unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.
In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were to become involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

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
If securities or industry analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.
The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrade our stock or our industry, or change their views regarding the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts stop covering us or fail to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.
Maintaining the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
As a public company, we incur significant legal, accounting, insurance and other expenses that we did not incur as a private company, including costs associated with public company governance and reporting requirements. We also have incurred and will continue to incur costs associated with our compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, as well as rules and regulations implemented by the SEC, and costs in connection with continued listing on NASDAQ. Our efforts to comply with these rules and regulations have significantly increased our legal and financial compliance costs, including costs associated with the hiring of additional personnel, and have made some activities more difficult, time-consuming or costly. Our management devotes a substantial amount of time to ensure that we comply with all of these requirements, diverting the attention of management away from revenue-producing activities. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Failure to comply with requirements to maintain effective internal controls could have a material adverse effect on our business and stock price, and any failure to maintain financial controls could result in our financial statements becoming unreliable. We currently have a material weakness in our internal controls over financial reporting.
As a public company, we have significant requirements for enhanced financial reporting and internal controls. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting to meet our reporting obligations as a public company. The process of maintaining effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. The measures we take may not be sufficient to satisfy our obligations as a public company and if we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our results of operations. In addition, we are required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in each annual report on Form 10-K. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. Our independent registered public accounting firm is also required to issue an attestation report on the effectiveness of our internal controls in each annual report on Form 10-K.
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
As disclosed in the final prospectus for our initial public offering, management concluded that we had material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We identified a deficiency in the design of controls related to the timely detection of damaged, expired or expiring contact lens inventory for purposes of recording inventory at net realizable value. As of December 29, 2018, this material weakness was remediated. We also identified a material weakness related to a deficiency in the design of entity level controls to identify and assess changes in our business environment that could significantly impact the system of internal control over financial reporting. In part due to errors discovered related to lease accounting, the Company concluded this material weakness still exists as of December 29, 2018. While we have designed and implemented controls to remediate this material weakness, our efforts may not be successful. These remediation measures may be time consuming, costly, and may place significant demands on our financial and operational resources. If our efforts to remediate this material weakness are not successful, the remediated material weakness may reoccur or other material weaknesses could occur in the future. The financial results for periods prior to fiscal year 2018 have been revised to reflect corrections from the errors related to lease accounting as described in Note 1. “Business and Significant Accounting Policies- Correction of Errors in Previously Issued Financial Statements” under Notes to Consolidated Financial Statements included in Item 8, of this Form 10-K.
Our testing, or the testing by our independent registered public accounting firm, has revealed and may continue to reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Newly-identified material weaknesses could result in a material misstatement of our annual or quarterly consolidated financial statements or disclosures that may not be prevented or detected.
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

Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our common stock to decline.
The sale of shares of our common stock in the public market, or the perception that such sales could occur, including sales by our existing stockholders, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
Of our outstanding shares, the 61,084,852 shares sold in the IPO, in the secondary offering of our common stock in March 2018 (the “March Secondary Offering”), in the secondary offering of our common stock in July 2018 (for which the overallotment option closed in early August) (the “July Secondary Offering”), and in the secondary offering of our common stock in November 2018 (the “November Secondary Offering” and together with the March Secondary Offering and the July Secondary Offering, the “Secondary Offerings”)), are freely tradable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”).
Additionally, in connection with the Secondary Offerings, our Board of Directors, pursuant to the management stockholder’s agreements and director stockholder’s agreements, elected to waive the transfer restrictions with respect to a number of shares of our common stock that management stockholders and director stockholders not participating in those offerings would have been eligible to sell in those offerings if they had exercised their piggyback registration rights. In addition, in connection with the July Secondary Offering, two of our executive officers, Reade Fahs and Jeff Busbee, had the transfer restrictions in their management stockholder’s agreements waived with respect to 30,000 shares and 3,750 shares, respectively. In connection with the July Secondary Offering and the November Secondary Offering, the Board of Directors also elected to waive the transfer restrictions with respect to a portion of the shares underlying the performance-based options that vested upon the consummation of these offerings.
10,077,411 shares of common stock held by affiliates of KKR and our directors and executive officers as of December 29, 2018, representing approximately 13% of the total outstanding shares of our common stock as of December 29, 2018, are “restricted securities” within the meaning of Rule 144 and subject to certain restrictions on resale. Restricted securities may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144 of the Securities Act.
In addition, pursuant to a registration rights agreement, each of KKR and Berkshire has the right, subject to certain conditions, to require us to register the sale of their shares of our common stock under the Securities Act. By exercising its registration rights and selling a large number of shares, KKR or Berkshire could cause the prevailing market price of our common stock to decline. Certain of our other stockholders have “piggyback” registration rights with respect to future registered offerings of our common stock. The shares covered by registration rights represent 16% of our total common stock outstanding as of December 29, 2018. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.
14,585,568 shares of our common stock subject to our outstanding options or subject to issuance under our 2013 Equity Incentive Plan, our 2014 Stock Incentive Plan and our 2017 Omnibus Incentive Plan have been registered with a registration statement on Form S-8 and will be available for sale in the open market, subject to limitations in the management stockholder’s agreements. As of December 29, 2018, there were stock options outstanding to purchase a total of 6,727,163 shares of our common stock and 99,314 shares of our common stock subject to restricted stock units. In addition, as of December 29, 2018, 4,206,039 shares of our common stock were reserved for future issuance under our incentive plans. In addition, we have reserved a total of 850,000 shares of our common stock for issuance under the 2018 Associate Stock Purchase Plan, of which 9,959 shares have been issued as of December 29, 2018. We have filed a registration statement on Form S-8 to register such shares and any shares purchased under our 2018 Associate Stock Purchase Plan will be available for sale in the open market, unless such shares are subject to Rule 144 limitations applicable to affiliates.
As restrictions on resale end, or if the existing stockholders exercise their registration rights, the market price of our shares of common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.
In the future, we may also issue our securities in connection with investments or acquisitions. The number of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

KKR has the ability to exert significant influence over us and its interests may conflict with ours or yours in the future.
As of December 29, 2018, KKR beneficially owned 11.7% of our common stock. As a result, KKR has the ability to exert significant influence on our policies and operations, including the appointment of management, future issuances of our common stock or other securities, payment of dividends, if any, on our common stock, the incurrence or modification of indebtedness by us, amendment of our amended and restated certificate of incorporation and amended and restated bylaws and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with your interests. In addition, KKR and its affiliates may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to you. For example, KKR could use its influence to have us pursue acquisitions that increase our indebtedness or sales of revenue-generating assets.
KKR and its affiliates are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our amended and restated certificate of incorporation provides that neither KKR nor any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or his or her affiliates have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. KKR and its affiliates also may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.
In addition, KKR and its affiliates will be able to significantly influence the outcome of all matters requiring stockholder approval, including the election of our Board of Directors and potential acquisitions of our company. This concentration of voting power could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.
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
Our Board of Directors is authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.
Our amended and restated certificate of incorporation authorizes our Board of Directors, without the approval of our stockholders, to issue 50,000,000 shares of our preferred stock, subject to limitations prescribed by applicable law, rules and regulations and the provisions of our amended and restated certificate of incorporation, as shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. The powers, preferences and rights of these additional series of preferred stock may be senior to or on parity with our common stock, which may reduce its value.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.
Our amended and restated certificate of incorporation provides, subject to limited exceptions, that unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of our company, (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer, or other employee or stockholder of our company to the Company or our stockholders, creditors or other constituents, (iii) action asserting a claim against the Company or any director or officer of the Company arising pursuant to any provision of the Delaware General Corporation Law, or the DGCL, or our amended and restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) action asserting a claim against the Company or any director or officer of the Company governed by the internal affairs doctrine.
Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease all of our America’s Best and Eyeglass World retail stores. Our leases generally have a term of five to ten years, with renewal options that generally range from five to 15 years. Over the past few years, we have been entering into more leases with ten year initial terms, with renewal options. Most leases for these retail stores provide for a minimum rent, typically with escalating rent increases. In certain circumstances we pay a percentage rent based upon sales after certain minimum thresholds are achieved. These leases generally require us to pay insurance, utilities, real estate taxes and common area maintenance expenses.
We occupy our host and legacy locations through master agreements with our host partners, which contain standard terms and conditions, such as fixed and percentage-based payments.
A summary of our stores by location as of December 29, 2018 is as follows:

State	America’s Best	Eyeglass World	Legacy	Other	State	America’s Best	Eyeglass World	Legacy	Other
AK	—	—	1	7	MT	—	—	1	—
AL	11	1	3	3	NC	14	—	36	2
AR	—	—	—	1	ND	—	—	—	—
AZ	21	7	9	2	NE	3	1	—	1
CA	64	20	43	4	NH	—	—	3	—
CO	20	1	7	3	NJ	23	—	4	1
CT	—	—	7	—	NM	—	1	6	3
DE	—	—	—	—	NV	—	3	2	1
FL	52	33	2	2	NY	19	—	13	1
GA	34	3	25	5	OH	22	1	—	1
HI	—	—	3	—	OK	—	—	—	—
IA	6	1	—	—	OR	9	—	3	9
ID	5	—	—	—	PA	30	2	13	—
IL	45	2	—	—	RI	—	—	—	—
IN	10	10	—	—	SC	11	1	6	1
KS	—	1	8	2	SD	—	—	1	—
KY	2	1	—	2	TN	16	2	—	—
LA	13	—	1	1	TX	92	5	3	5
MA	—	—	2	—	UT	9	5	—	1
MD	19	—	1	1	VA	27	—	16	1
ME	—	—	—	—	VT	—	—	—	—
MI	29	12	—	—	WA	12	1	1	19
MN	13	—	—	—	WI	7	—	—	—
MO	18	1	—	1	WV	—	—	6	—
MS	—	—	—	2	WY	—	—	1	—
___________
Note: ‘Other’ includes Vista Optical in Fred Meyer stores and on military bases. There is one America’s Best location in Washington, D.C. and one Vista Optical location in Puerto Rico.
We lease laboratories in Georgia, Texas and Utah and distribution centers in Georgia and Ohio, and we own our laboratory in Minnesota.
Our corporate offices are located in approximately 73,000 square feet of leased space in Duluth, Georgia. In addition, we lease approximately 27,000 square feet of office space for our AC Lens corporate office in Columbus, Ohio and we lease approximately 3,000 square feet of office space for our FirstSight corporate office in Upland, California.

Item 3. Legal Proceedings
We are currently and may in the future become subject to various claims and pending or threatened lawsuits in the normal course of our business.
Our subsidiary, FirstSight is a defendant in a purported class action in the U.S. District Court for the Southern District of California that alleges that FirstSight participated in arrangements that caused the illegal delivery of eye examinations and that FirstSight thereby violated, among other laws, the corporate practice of optometry and the unfair competition and false advertising laws of California. The lawsuit was filed in 2013 and FirstSight was added as a defendant in 2016. In March 2017, the court granted the motion to dismiss previously filed by FirstSight and dismissed the complaint with prejudice. The plaintiffs filed an appeal with the U.S. Court of Appeals for the Ninth Circuit in April 2017. In July 2018, the U.S. Court of Appeals for the Ninth Circuit vacated in part, and reversed in part, the district court’s dismissal and remanded for further proceedings. In October 2018, the plaintiffs filed a second amended complaint with the district court, and, in November 2018, FirstSight filed a motion to dismiss. We believe that the claims alleged are without merit and intend to continue to defend the litigation vigorously.
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
Our common stock has been listed on the NASDAQ Global Select Market under the symbol “EYE” since October 26, 2017, the Company’s initial day of trading. Prior to that date, there was no public market for our common stock.
Holders
As of December 29, 2018, there were approximately 41 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listing maintained by depositories.
Issuer Purchases of Equity Securities
During the quarter and year ended December 29, 2018, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act.
Dividends
We have not paid dividends in the past and have no current plans to pay dividends on our common stock.
Performance Graph
This performance graph shall not be deemed “soliciting material” or “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.
The graph below presents the Company’s cumulative total stockholder returns relative to the performance of the NASDAQ Global Composite Index and the NASDAQ US Benchmark Retail Index commencing October 26, 2017 (the Company’s initial day of trading) through December 29, 2018. All values assume a $100 initial investment at the opening price of the Company’s common stock on NASDAQ and data for the NASDAQ Global Composite Index and the NASDAQ US Benchmark Retail Index assumes all dividends were reinvested on the date paid. The points on the graph represent fiscal quarter-end values based on the last trading day of each fiscal quarter. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.
Purchases of Equity Securities by Issuer and Affiliated Purchasers
None.
Unregistered Sales of Equity Securities
None.

Item 6. Selected Financial Data
Set forth below is our selected historical consolidated financial data as of the dates and for the periods indicated. For the purpose of discussing our financial results, we refer to ourselves as the “Successor” in the periods following the KKR Acquisition and the “Predecessor” during the periods preceding the KKR Acquisition.
The selected historical consolidated financial data as of and for fiscal years 2018 (Successor) and 2017 (Successor), and for the fiscal year 2016 (Successor) have been derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The selected historical consolidated financial data as of fiscal year 2016 (Successor), as of and for fiscal year 2015(Successor), and for the period from March 13, 2014 to January 3, 2015 (Successor) and as of and for the period from December 29, 2013 to March 12, 2014 (Predecessor) have been derived from our audited consolidated financial statements not included in this Form 10-K. The results of operations for any period are not necessarily indicative of the results to be expected for any future period. Share and per share data in the table below has been retroactively adjusted to give effect to the 1.96627-for-one reverse stock split, effected on October 24, 2017.
The selected historical consolidated financial data set forth below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes thereto, each included elsewhere in this Form 10-K.
The financial data set forth below for Successor periods prior to fiscal year 2018 has been revised to reflect corrections from errors related to lease accounting as described in Note 1. “Business and Significant Accounting Policies-Correction of Errors in Previously Issued Financial Statements” under Notes to Consolidated Financial Statements included in Item 8, of this Form 10-K.

		Successor				Predecessor
In thousands, except earnings per share	Fiscal Year 2018 (1)	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015	From March 13, 2014 to January 3, 2015	From December 29, 2013 to March 12, 2014
Consolidated Statement of Operations Data:
Net revenue	$1,536,854	$1,375,308	$1,196,195	$1,062,528	$735,680	$197,017
Costs applicable to revenue	713,571	636,966	544,781	491,100	366,476	93,194
Operating expenses	780,932	674,051	587,345	527,965	382,382	93,873
Income (loss) from operations	42,351	64,291	64,069	43,463	(13,178)	9,950
Interest expense, net	37,283	55,536	39,092	36,741	26,823	4,757
Debt issuance costs	200	4,527	—	2,551	—	—
Earnings (loss) before income taxes	4,868	4,228	24,977	4,171	(40,001)	5,193
Income tax provision (benefit)	(18,785)	(38,910)	11,634	1,300	(12,807)	2,061
Net income (loss)	$23,653	$43,138	$13,343	$2,871	$(27,194)	$3,132

Earnings (loss) per share:
Basic	$0.31	$0.72	$0.24	$0.05	$(0.49)	$47.45
Diluted	$0.30	$0.70	$0.23	$0.05	$(0.49)	$46.75
Weighted average shares outstanding:
Basic	75,899	59,895	56,185	55,962	55,807	66
Diluted	79,041	62,035	57,001	55,962	55,807	67

Statement of Cash Flow Data:
Net cash provided by operating activities	$106,628	$90,252	$97,588	$83,131	$17,996	$31,008
Net cash used for investing activities	$(104,221)	$(94,583)	$(90,972)	$(80,051)	$(43,740)	$(11,958)
Net cash provided by (used for) financing activities	$10,397	$3,838	$(6,574)	$(4,317)	$7,130	$(28)

Balance Sheet Data (at period end):
Cash and cash equivalents	$17,132	$4,208	$4,945	$5,595	$6,832	N/A
Total assets	$1,661,389	$1,581,939	$1,530,124	$1,475,286	$1,444,884	N/A
Total debt	$578,112	$569,238	$745,625	$747,825	$601,452	N/A
Total stockholders’ equity	$743,154	$654,600	$399,581	$385,339	$523,450	N/A
(1) Net revenue for the fiscal year 2018 is presented under the new revenue recognition guidance, while amounts for prior years are not adjusted and continue to be reported in accordance with the historic accounting under the previous revenue recognition guidance.

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
We conduct substantially all of our activities through our direct wholly-owned subsidiary, NVI, and its subsidiaries. We operate on a retail fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to December 31. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References herein to “fiscal year 2018” relate to the 52 weeks ended December 29, 2018, references herein to “fiscal year 2017” relate to the 52 weeks ended December 30, 2017 and references herein to “fiscal year 2016” relate to the 52 weeks ended December 31, 2016.
Revision of Prior Period Financial Statements
During the fourth quarter of 2018, we identified and corrected immaterial errors related to lease accounting for all periods presented in our consolidated financial statements. For further details, refer to Note 1. Business and Significant Accounting Policies: Correction of Errors in Previously Issued Financial Statements in our consolidated financial statements included in Part II. Item 8. of this Form 10-K. Accordingly, we have revised prior period financial results contained in this Form 10-K to correct the effect of these errors for the corresponding periods. Management’s discussion and analysis included herein is based on the revised financial results for the years ended December 30, 2017 and December 31, 2016.
Overview
We are one of the largest and fastest growing optical retailers in the United States and a leader in the attractive value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best, no matter what their budget. Our mission is to make quality eye care and eyewear affordable and accessible to all Americans. We achieve this by providing eye exams, eyeglasses and contact lenses to cost-conscious and low-income consumers. We deliver exceptional value and convenience to our customers, with an opening price point that strives to be among the lowest in the industry, enabled by our low-cost operating platform. We reach our customers through a diverse portfolio of 1,082 retail stores across five brands and 19 consumer websites as of fiscal year end 2018.
Our operations consist of two reportable segments:

•
Owned & host – As of fiscal year end 2018, our owned brands consisted of 657 America’s Best Contacts and Eyeglasses (“America’s Best”) retail stores and 115 Eyeglass World retail stores. In America’s Best stores, vision care services are provided by optometrists employed by us or by independent professional corporations. America’s Best stores are primarily located in high-traffic strip centers next to similar nationally-known discount retailers. Eyeglass World locations primarily feature independent optometrists who perform eye exams and on-site optical laboratories that enable stores to quickly fulfill many customer orders and make repairs on site. Eyeglass World stores are primarily located in freestanding or in-suite locations near high-foot-traffic shopping centers. Our two host brands consisted of 54 Vista Optical locations on military bases and 29 Vista Optical locations within Fred Meyer stores as of fiscal year end 2018. We have strong, long-standing relationships with our host partners and have maintained each partnership for over 19 years. Both host brands compete within the value segment of the U.S. optical retail industry. These brands provide eye exams principally by independent optometrists in nearly all locations. All brands utilize our centralized laboratories. This segment also includes sales from our three store omni-channel brand websites.

•
Legacy – We manage the operations of, and supply inventory and laboratory processing services to, 227 Vision Centers in Walmart retail locations as of fiscal year end 2018. Under our management & services agreement with Walmart, our responsibilities include ordering and maintaining merchandise inventory, arranging the provision of optometry services, providing managers and staff at each location, training personnel, providing sales receipts to customers, maintaining necessary insurance, obtaining and holding required licenses, permits and accreditations, owning and maintaining store furniture, fixtures and equipment and developing annual operating budgets and reporting. We earn management fees as a result of providing such services and therefore we record revenue related to sales of products and product protection plans to our legacy partner’s customers on a net basis. Our management & services agreement also allows our legacy partner to collect penalties if the Vision Centers do not generate a requisite amount of revenues. No such penalties have been assessed under our current arrangement, which began in 2012. We also sell to our legacy partner merchandise that is stocked in retail locations we manage pursuant to a separate supplier agreement, and provide centralized laboratory services for the finished eyeglasses for our legacy partner’s customers in stores that we manage. We lease space from Walmart within or adjacent to each of the locations we manage and use this space for the provision of optometric examination services. During the fiscal year 2018, sales associated with our legacy partner arrangement represented 10.0% of consolidated net revenue. This exposes us to concentration of customer risk. Our agreements with our legacy partner expire on August 23, 2020, and will automatically renew for a three-year period unless a party elects not to renew.

Our consolidated results also include the following activity recorded in our Corporate/Other category:

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

•
Managed care business conducted by FirstSight Vision Services, Inc. (“FirstSight”), our wholly-owned subsidiary that is licensed as a single-service health plan under California law, which arranges for the provision of optometric services at the offices next to certain Walmart stores throughout California, and also issues individual vision care benefit plans in connection with our America’s Best operations in California.

•
Unallocated corporate overhead expenses, which are a component of selling, general and administrative expenses and are comprised of various home office expenses such as payroll, occupancy costs and consulting and professional fees. Corporate overhead expenses also include field supervision for stores included in our two reportable segments.

Reportable segment information is presented on the same basis as our consolidated financial statements, except reportable segment sales are presented on a cash basis, including point of sales for managed care payors and excluding the effects of unearned and deferred revenue, consistent with what our chief operating decision maker (“CODM”) regularly reviews. Reconciliations of segment results to consolidated results include financial information necessary to adjust reportable segment revenues to a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”), specifically the change in unearned and deferred revenues during the period. There are no revenue transactions between reportable segments, and there are no other items in the reconciliations other than the effects of unearned and deferred revenue. See Note 15. "Segment Reporting" in our consolidated financial statements included in Part II. Item 8. of this Form 10-K.
Deferred revenue represents cash basis sales of product protection plans and club memberships at the point of sale, and is the timing difference of when we collect the cash from the customer and when those services are performed. The increases or decreases in deferred revenue represent cash collections in the reporting period in excess of or below the recognition of previous deferrals. A roll-forward of deferred revenue is presented in Note 11. “Deferred Revenue.” in our consolidated financial statements included in Part II. Item 8. of this Form 10-K.
Unearned revenue represents cash basis sales of prescription eyewear only for approximately the last week of the reporting period and is the result of the timing difference of when we collect the cash from the customer and the delivery/customer acceptance of the product.
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
An increasing percentage of our customers receive vision insurance coverage through managed care payors. These payors represent an increasingly significant portion of our overall revenues and our revenue growth. While we have relationships with almost all vision care insurers in the United States and with all of the major carriers, currently, a relatively small number of payors comprise the majority of our managed care revenues, subjecting us to concentration risk. As our managed care business continues to expand, we have incurred and expect to incur additional costs related to this area of our business. Our future operational success could depend on our ability to negotiate, maintain and extend contracts with managed vision care companies, vision insurance providers and other third-party payors, several of whom have significant market share. In addition, as our managed care business continues to grow closer to overall industry penetration levels, we expect our associated revenue growth rate to slow over time.
Vision Care Professional Recruitment and Coverage
Our ability to continue to attract and retain qualified vision care professionals is key to store operations, as well as maintaining our relationships with independent optometrists and professional corporations owned by eye care practitioners that provide vision care services in our stores.

Overall Economic Trends
Macroeconomic factors that may affect customer spending patterns, and thereby our results of operations, include employment rates, business conditions, changes in the housing market, the availability of credit, interest rates, tax rates and fuel and energy costs. However, eye care purchases are predominantly a medical necessity and are considered non-discretionary in nature. Therefore, the overall economic environment and related changes in consumer behavior may have less of an impact on our business than for retailers in other industries. Our customers also benefit from our low prices during periods of economic downturn and uncertainty.
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
Our Ability to Source and Distribute Products Effectively
Our revenue and operating income are affected by our ability to purchase our products in sufficient quantities at competitive prices. While we believe our vendors have adequate capacity to meet our current and anticipated demand, our level of revenue could be adversely affected in the event we face constraints in our supply chain, including the inability of our vendors to produce sufficient quantities of merchandise in a manner that is able to match market demand from our customers, leading to lost revenue. We rely on a limited number of vendors to supply the majority of our eyeglass frames, eyeglass lenses and contact lenses, and are thus exposed to concentration of supplier risk. In particular, we have agreed to exclusively purchase almost all of our spectacle lenses from one supplier. During fiscal year 2018, 90% of lens expenditures were from this vendor, 93% of contact lens expenditures were with three vendors and 52% of frame expenditures were with two vendors.
In addition, if the presidential administration imposes significant tariffs or other restrictions on imports from China, it could have an adverse impact on our business. We source merchandise from suppliers located in China, a significant amount of our domestically-purchased merchandise is manufactured abroad, including in China, and one of our outsourced optometric labs is located in China. Any such tariffs, restrictions or other changes could lead to additional costs, delays in shipments, embargos and other uncertainties that could negatively impact our relationships with our international vendors and labs and materially adversely affect our business, including by requiring us to increase our prices and identify alternative sources for merchandise and labs. Current tariffs do not have a material impact on our financial results, and we believe that less than 16% of costs applicable to revenue is subject to potential tariffs on Chinese imports.
Inflation
Substantial increases in product costs due to materials cost increases or general inflation could lead to greater profitability pressure as we may not be able to pass costs on to consumers. To date, changes in materials prices and general inflation have not materially impacted our business.

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
For fiscal years 2018 and 2017, approximately 23% of our revenues were recorded in the fourth quarter, but approximately 24% and 25%, respectively, of annual SG&A costs were also recorded in the fourth quarter for those years, due to certain SG&A costs being more fixed in nature. In addition to lower revenues in the fourth quarter compared to the other quarters, our fourth quarter operating income may include annual impairment charges, which may further reduce operating income relative to other quarters.
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
Consolidation in the Industry
Recently announced mergers of large, global competitors will create organizations that are involved in virtually every sector of the optical industry, from retail and wholesale to frames, spectacle lenses and managed vision care. These companies will benefit from purchasing advantages and by leveraging management capabilities across a larger revenue base. Recent trends indicate that national and regional optical retail chains are gaining market share from independent vision care providers, benefiting from economies of scale unavailable to smaller competitors. Other trends include the formation of buying groups and similar forms of practice affiliations.
How We Assess the Performance of Our Business
We consider a variety of financial and operating measures in assessing the performance of our business. The key measures we use to determine how our business is performing are net revenue, costs applicable to revenue and selling, general, and administrative expenses. In addition, we also review other important metrics such as store growth, adjusted comparable store sales growth, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income.
Net Revenue
We report as net revenue amounts generated in transactions with customers who are the end users of our products, services and plans. Net product sales include sales of prescription and non-prescription eyewear, contact lenses and related accessories as well as eye exam services associated with our Americas Best brand’s signature offer of two pairs of eyeglasses and a free eye exam for one low price (“two-pair offer”) to retail customers and sales of inventory in which our customer is another retail entity. Net sales of services and plans include sales of eye exams, eye care club memberships, product protection plans (i.e. warranties), and HMO memberships. Net sales of services and plans also includes fees we earn for managing certain Vision Centers located in Walmart stores, and for laboratory services provided to Walmart.

Costs Applicable to Revenue
Costs applicable to revenue include both costs of net product sales and costs of net sales of services and plans. Costs of net product sales include (i) costs to procure non-prescription eyewear, contact lenses and accessories, which we purchase and sell in finished form, (ii) costs to manufacture finished prescription eyeglasses, including direct materials, labor and overhead, and (iii) remake costs, warehousing and distribution expenses, and internal transfer costs. Costs of services and plans include costs associated with warranty programs, eye care club memberships, HMO membership fees, eye care practitioner and eye exam technician payroll, taxes and benefits and optometric and other service costs. Customer tastes and preferences, product mix, changes in technology, significant increases or slowdowns in production, and other factors impact costs applicable to revenue. The components of our costs applicable to revenue may not be comparable to other retailers.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SG&A, include store associate (including optician) payroll, taxes and benefits, occupancy, advertising and promotion, field supervision, corporate support and other costs associated with the provision of vision care services. Non-capital expenditures associated with opening new stores, including rent, store maintenance, marketing expenses, travel and relocation costs and training costs, are recorded in SG&A as incurred. SG&A generally fluctuates consistently with revenue due to the variable store field office and corporate support costs; however, some fixed costs slightly improve as a percentage of net revenue as our net revenues grow over time.
New Store Openings
The total number of new stores per year and the timing of store openings has, and will continue to have, an impact on our results as described above in “—Trends and Other Factors Affecting Our Business.”
Adjusted Comparable Store Sales Growth
We measure adjusted comparable store sales growth as the increase or decrease in sales recorded by the comparable store base in any reporting period, compared to sales recorded by the comparable store base in the prior reporting period, which we calculate as follows: (i) sales are recorded on a cash basis (i.e. when the order is placed and paid for or submitted to a managed care payor, compared to when the order is delivered), utilizing cash basis point of sale information from stores; (ii) stores are added to the calculation during the 13th full fiscal month following the store’s opening; (iii) closed stores are removed from the calculation for time periods that are not comparable; (iv) sales from partial months of operation are ignored when stores do not open or close on the first day of the month; and (v) when applicable, we adjust for the effect of the 53rd week. Quarterly, year-to-date and annual adjusted comparable store sales are aggregated using only sales from all whole months of operation included in both the current reporting period and the prior reporting period. When a partial month is excluded from the calculation, the corresponding month in the subsequent period is also excluded from the calculation. There may be variations in the way in which some of our competitors and other retailers calculate comparable store sales. As a result, our adjusted comparable store sales may not be comparable to similar data made available by other retailers.
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

Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income
We define Adjusted EBITDA as net income, plus interest expense, income tax provision (benefit) and depreciation and amortization, as further adjusted to exclude stock compensation expense, costs associated with debt refinancing, asset impairment, non-cash inventory write-offs, management fees, new store pre-opening expenses, non-cash rent, litigation settlements, secondary offering expenses, long-term incentive plan expenses and other expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total net revenue. We define Adjusted Net Income as net income, further adjusted to exclude stock compensation expense, costs associated with debt refinancing, asset impairment, non-cash inventory write-offs, management fees, new store pre-opening expenses, non-cash rent, litigation settlement, secondary offering expenses, long-term incentive plan expenses, amortization of acquisition intangibles and deferred financing costs, other expenses, the tax benefit of stock option exercises, effect of Tax Cuts and Jobs Act (“Tax Legislation”), and the tax effect of adjustments recorded during fiscal year 2018. Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income are key metrics used by management to assess our financial performance. Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income are also frequently used by analysts, investors and other interested parties. We use Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation and to compare our performance against that of other peer companies using similar measures. See “Non-GAAP Financial Measures” for additional information.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net revenue.

In thousands, except percentage and store data	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
Revenue:
Net product sales	$1,269,612	$1,129,313	$980,953
Net sales of services and plans	267,242	245,995	215,242
Total net revenue	1,536,854	1,375,308	1,196,195
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	511,406	456,078	390,369
Services and plans	202,165	180,888	154,412
Total costs applicable to revenue	713,571	636,966	544,781
Operating expenses:
Selling, general and administrative expenses	687,476	600,010	525,869
Depreciation and amortization	74,339	61,974	52,677
Asset impairment	17,630	4,117	7,132
Litigation settlement	—	7,000	—
Other expense, net	1,487	950	1,667
Total operating expenses	780,932	674,051	587,345
Income from operations	42,351	64,291	64,069
Interest expense, net	37,283	55,536	39,092
Debt issuance costs	200	4,527	—
Earnings before income taxes	4,868	4,228	24,977
Income tax provision (benefit)	(18,785)	(38,910)	11,634
Net income	$23,653	$43,138	$13,343

Operating data:
Number of stores open at end of period	1,082	1,013	943
New stores opened during the period	74	76	86
Adjusted EBITDA	$174,365	$158,442	$136,770

	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
Percentage of net revenue:
Total costs applicable to revenue	46.4%	46.3%	45.5%
Selling, general and administrative expenses	44.7%	43.6%	44.0%
Total operating expenses	50.8%	49.0%	49.1%
Income from operations	2.8%	4.7%	5.4%
Net income	1.5%	3.1%	1.1%
Adjusted EBITDA margin	11.3%	11.5%	11.4%

Fiscal Year 2018 compared to Fiscal Year 2017
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for fiscal year 2018 compared to fiscal year 2017.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2018		Fiscal Year 2017
Owned & host segment
America’s Best	7.2%	10.1%	657	594	$971,384	63.2%	$848,294	61.7%
Eyeglass World	6.8%	6.5%	115	107	163,932	10.7%	150,287	10.9%
Military	(5.7)%	(6.4)%	54	56	23,748	1.5%	25,340	1.8%
Fred Meyer	(2.2)%	0.6%	29	29	14,338	0.9%	14,646	1.1%
Owned & host segment total			855	786	$1,173,402	76.3%	$1,038,567	75.5%
Legacy segment	0.6%	1.0%	227	227	154,412	10.0%	153,842	11.2%
Corporate/Other	—	—	—	—	212,427	13.8%	191,890	14.0%
Reconciliations	—	—	—	—	(3,387)	(0.1)%	(8,991)	(0.7)%
Total	6.7%	8.4%	1,082	1,013	$1,536,854	100.0%	$1,375,308	100.0%
Adjusted comparable store sales growth(3)	5.7%	7.5%
_________

(1)
We calculate total comparable store sales based on consolidated net revenue excluding the impact of (i) Corporate/Other segment net revenue, (ii) sales from stores opened less than 13 months, (iii) stores closed in the periods presented, (iv) sales from partial months of operation when stores do not open or close on the first day of the month and (v) if applicable, the impact of a 53rd week in a fiscal year. Brand-level comparable store sales growth is calculated based on cash basis revenues consistent with what the CODM reviews, and consistent with reportable segment revenues presented in Note 15. "Segment Reporting" in our consolidated financial statements included in Part II. Item 8. of this Form 10-K, with the exception of the legacy segment, which is adjusted as noted in clause (ii) of footnote (3) below.

(2)	Percentages reflect line item as a percentage of net revenue.

(3)
There are two differences between total comparable store sales growth based on consolidated net revenue and adjusted comparable store sales growth: (i) adjusted comparable store sales growth includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in a decrease of 0.8% and 0.7% from total comparable store sales growth based on consolidated net revenue for fiscal year 2018 and fiscal year 2017, respectively, and (ii) adjusted comparable store sales growth includes retail sales to the legacy partner’s customers (rather than the revenues recognized consistent with the management & services agreement), resulting in a decrease of 0.2% from total comparable store sales growth based on consolidated net revenue for each of the fiscal years 2018 and 2017.

Total net revenue of $1,536.9 million for fiscal year 2018 increased $161.5 million, or 11.7%, from $1,375.3 million for fiscal year 2017. This increase was driven approximately 45% by comparable store sales growth, approximately 40% by new stores and approximately 15% by order volume in our AC Lens business within the Corporate/Other segment.
During fiscal year 2018, we opened 74 new stores, including 65 new America’s Best stores and nine new Eyeglass World stores. Additionally, we closed two America’s Best stores, one Eyeglass World store and two Military locations. Overall, store count grew 6.8% from the end of fiscal year 2017 to the end of fiscal year 2018. Comparable store sales growth and adjusted comparable store sales growth was 6.7% and 5.7% for fiscal year 2018, respectively. Comparable store sales growth and adjusted comparable store sales growth were driven by increases in customer transactions and, to a lesser extent, average ticket. We believe the increases in net revenue and customer transactions were primarily due to execution of our key strategies, including new store openings and maturation, advertising and expansion of our participation in managed care programs.

Net product sales comprised 82.6% and 82.1% of total net revenue for fiscal years 2018 and 2017, respectively. Net product sales increased $140.3 million, or 12.4% during fiscal year 2018 compared to fiscal year 2017, driven primarily by eyeglass sales and, to a lesser extent, contact lens sales. Net sales of services and plans increased $21.2 million, or 8.6%, driven primarily by eye exam sales in our owned & host segment. The eye exam increase was driven primarily by expanding participation in managed care programs and our store growth. To a lesser extent, product protection program sales and Eyecare Club membership sales also contributed to the increase. The increase in product protection program sales was driven by our America’s Best brand. The increase in Eyecare Club membership revenue was primarily driven by the $1.3 million deferred revenue accounting change in fiscal year 2018 discussed in Note 1. “Business and Significant Accounting Policies” of our audited consolidated financial statements included in Part II. Item 8. of this Form 10-K.
As a result of changes in applicable California law, optometrists employed by FirstSight were transferred to a professional corporation that contracts directly with our legacy segment in part during the third quarter of fiscal year 2017 and the remainder in the fourth quarter of 2018. This change led to an increase in legacy segment eye exam revenue and optometrist payroll costs of $2.2 million and $1.9 million, respectively, in fiscal year 2018. A corresponding decrease was recorded in our FirstSight subsidiary within the Corporate/Other segment. Therefore, the change had no impact on consolidated operating income. As of fiscal year end 2018, all of the applicable optometrists have been transferred.
Additionally, in connection with these changes in California law, effective October 1, 2017, FirstSight ceased the sale of vision managed care products in Walmart locations in California that are not operated by the Company. As a result, FirstSight net revenue and associated costs in fiscal year 2018 were both approximately $5.4 million lower than fiscal year 2017.
Owned & host segment net revenue. Net revenue for our owned & host segment increased $134.8 million, or 13.0%, due to comparable store sales growth and new store openings which increased sales across our key product categories. The growth was predominantly driven by performance in America’s Best and Eyeglass World.
Legacy segment net revenue. Net revenue for our legacy segment grew $0.6 million, or 0.4%, primarily driven by higher eye exam sales, partially offset by lower service fee income from our legacy partner resulting from lower customer transactions. The increased eye exam sales were primarily the result of changes to our FirstSight operations required by changes in applicable California law discussed above. The FirstSight operations changes resulted in a favorable impact of approximately 115 basis points in comparable store sales growth in the legacy segment.
Corporate/Other segment net revenue. Net revenue in the Corporate/Other segment increased $20.5 million, or 10.7%, driven by unit growth in our AC Lens business from the recently expanded role in the contact lens distribution relationship with Walmart and our online retail business, which was partially offset by a $7.6 million reduction in sales as a result of the combined FirstSight operations changes discussed above.
Net revenue reconciliations. Reconciliations include increases in deferred revenue of $3.9 million and $6.8 million, and a decrease in unearned revenue of $0.5 million and an increase in unearned revenue of $2.2 million for fiscal year 2018 and fiscal year 2017, respectively. The accounting change described in Note 1. “Business and Significant Accounting Policies” of our audited consolidated financial statements included in Part II. Item 8. of this Form 10-K contributed to the lower increase in deferred revenue for fiscal year 2018 compared to fiscal year 2017, due to acceleration of deferred revenue amortization in fiscal year 2018. Deferred revenue was also driven by slower growth in our product protection plan sales and Eyecare Club membership sales than other product categories.
Differences between the change in unearned revenue for fiscal year 2018 and fiscal year 2017 were primarily the result of calendar influences on cash basis sales of prescription eyewear in our stores the last few days of the respective year. Unearned revenue was higher in December 2017 compared to December 2018 due to the sales volume during the last week of the fiscal year. Sales during the last week of fiscal year 2017 slightly exceeded the sales during last week of fiscal year 2018 impacted by shifts in selling days. These factors resulted in an overall decrease in unearned revenue in fiscal year 2018 when compared to fiscal year 2017.
Costs applicable to revenue
Costs applicable to revenue of $713.6 million for fiscal year 2018 increased $76.6 million, or 12.0%, from $637.0 million for fiscal year 2017. As a percentage of net revenue, costs applicable to revenue increased from 46.3% for fiscal year 2017 to 46.4% for fiscal year 2018. The increase was primarily driven by increased optometrist costs and the growing AC Lens business described below, partially offset by a higher mix of eye exam sales as a result of our growing managed care business, higher vendor rebates primarily based on purchase volume, and a $2.3 million inventory write-off in the second half of fiscal year 2017, not recurring in 2018.

Costs of products as a percentage of net product sales decreased from 40.4% for fiscal year 2017 to 40.3% for fiscal year 2018, driven by higher rebates from vendors, $2.3 million inventory write-off in fiscal year 2017 not recurring in fiscal year 2018 and the impact of legacy managed care business as further described below, partially offset by our growing AC Lens business. Our AC Lens net revenue grew faster than our store brands during fiscal year 2018, and AC Lens had a higher cost of products as a percentage of net revenue than our other businesses.
Owned & host segment costs of products. Costs of products as a percentage of net product sales in the owned & host segment increased from 29.3% for fiscal year 2017 to 29.4% for fiscal year 2018.
Legacy segment costs of products. Costs of products as a percentage of net product sales in the legacy segment decreased from 46.5% for fiscal year 2017 to 45.2% for fiscal year 2018. The decrease was primarily driven by increased eyeglass net revenue in fiscal year 2018 as a result of increased managed care business. Legacy segment managed care net product revenue is recorded in net product sales while revenue associated with servicing non-managed care customers is recorded in net sales of services and plans. Eyeglass and contact lens product costs for both managed care and non-managed care net revenue are recorded in costs of products. Increases in managed care mix will improve product margins and have a corresponding negative impact on service margins in our legacy segment.
Costs of services and plans as a percentage of net sales of services and plans increased from 73.5% for fiscal year 2017 to 75.6% for fiscal year 2018. The increase was primarily driven by higher optometrist costs, partially offset by increased eye exam sales as a result of our growing managed care business. Optometrist costs increased as a result of store coverage in new markets and wage inflation in certain geographic markets.
Owned & host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans in the owned & host segment increased from 80.6% for fiscal year 2017 to 82.2% for fiscal year 2018. The increase was driven by higher optometrist costs as described above, partially offset by increased eye exam sales as a result of our growing managed care business. Managed care customers are generally not eligible for the signature two-pair offer at our America’s Best brand. Revenues related to managed care customer eye exams are therefore presented as services revenue, however the revenues associated with the exams included in the two-pair offer are reported as product revenues. See Note 1. “Business and Significant Accounting Policies” in Part II. Item 8. of this Form 10-K for additional information regarding our revenue recognition accounting policy.
Legacy segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans in the legacy segment increased from 33.3% for fiscal year 2017 to 40.1% for fiscal year 2018. The increase was primarily driven by increased optometrist costs and lower management fees, partially offset by increased eye exam sales. The higher optometrist costs and increased eye exam sales were both primarily the result of the FirstSight operations changes discussed in “Net revenue” above. Management fees from our legacy segment declined due to the corresponding impact of the increased managed care business as described above.
Selling, general and administrative expenses
SG&A of $687.5 million for fiscal year 2018 increased $87.5 million, or 14.6%, from fiscal year 2017. As a percentage of net revenue, SG&A increased from 43.6% for fiscal year 2017 to 44.7% for fiscal year 2018. The increase as a percentage of net revenue was primarily due to stock compensation expense, cash expenses pursuant to a long-term incentive plan for non-executive employees, advertising expenses and incremental corporate expenses as a result of becoming a public company in the fourth quarter of fiscal year 2017, partially offset by a monitoring agreement termination fee paid to the Sponsors in connection with the completion of our initial public offering (“IPO”) in the fourth quarter of fiscal year 2017 that did not recur.
Owned & host segment SG&A. SG&A as a percentage of net revenue increased from 38.9% for fiscal year 2017 to 39.0% for fiscal year 2018 in the owned & host segment.
Legacy segment SG&A. SG&A as a percentage of net revenue increased from 34.3% for fiscal year 2017 to 35.0% for fiscal year 2018 in the legacy segment driven primarily by higher store payroll as a percentage of net revenue.

Depreciation and amortization
Depreciation and amortization expense of $74.3 million for fiscal year 2018 increased $12.4 million, or 20.0%, from $62.0 million for fiscal year 2017 primarily driven by new store openings, as well as investments in optical laboratories, distribution centers and information technology infrastructure, including omni-channel platform related investments. Beginning in 2015, we accelerated our unit growth to approximately 75 new stores annually. We also invested in more efficient lab and IT technology to support our growth. Many of these incremental investments have depreciable lives in the five to eight year categories; therefore, we expect depreciation expense to continue to outpace revenue growth over the next few years. In recent years, a higher percentage of our new store leases were deemed capital leases, further incurring depreciation expense.
Our property and equipment balance, net increased $52.8 million, or 17.5%, during fiscal year 2018, and included $107.8 million in purchases of property and equipment, $14.3 million in new capital leases, less $66.0 million in depreciation expense and $3.3 million in impairment and other adjustments.
Impairment of goodwill and other long-lived assets
Impairment expenses of $17.6 million were recorded for fiscal year 2018 compared to $4.1 million for fiscal year 2017. See “—Critical Accounting Policies and Estimates” below for details regarding specific testing performed on various long-lived assets. During fiscal year 2018, $11.4 million and $3.7 million of goodwill impairment was identified at our Fred Meyer and Military brands, respectively. These impairment charges were primarily caused by sales underperformance resulting from decreases in projected customer transaction volume. For certain brands, including Fred Meyer and Military, the number of locations in which we operate has not increased. Further, the Company has limited control over advertising and traffic. As such, small changes in the revenue growth assumptions at such brands can result in goodwill impairment. The remaining fiscal year 2018 impairment charges of $2.5 million related to our retail store long-lived assets resulting from decreased cash flow projections at individual stores.
Interest expense, net
Interest expense, net, of $37.3 million for fiscal year 2018 decreased $18.2 million, or 32.8%, from $55.5 million for fiscal year 2017. As a result of the payoff of our $125.0 million second lien term loans and $235.0 million in outstanding amount of our Term Loan B, during the fourth quarter of fiscal year 2017, interest expense decreased $14.9 million from lower debt balances and $5.2 million from a reduction of deferred debt cost amortization and corresponding reduction of discounts. An additional decrease of $2.2 million resulted from applicable margin reductions from refinancing the Term Loan B during the fourth quarter of fiscal year 2017 and from a Moody's credit rating upgrade received during the third quarter of 2018. These reductions were partially offset by approximately $2.2 million in interest paid to counterparties associated with our derivative cash flow hedges which became effective in March 2017, but were in effect for the full fiscal year 2018 and $1.3 million in additional interest expense relating to capital lease obligations during fiscal year 2018.
Income tax provision
Income tax benefit decreased $20.1 million to $18.8 million during fiscal year 2018 compared to $38.9 million during fiscal year 2017, with the 2017 amount primarily resulting from a one-time tax benefit of $42.1 million from re-measurement of deferred tax assets and liabilities as a result of the Tax Legislation. Income tax benefit of $18.8 million during fiscal year 2018 related to an income tax provision on current year pre-tax net income at the Company's statutory federal and state rate, and $25.5 million income tax benefit primarily resulting from stock option exercises.

Fiscal Year 2017 compared to Fiscal Year 2016
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for fiscal year 2017 compared to fiscal year 2016.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2017		Fiscal Year 2016
Owned & host segment
America’s Best	10.1%	9.5%	594	529	$848,294	61.7%	$714,431	59.7%
Eyeglass World	6.5%	4.5%	107	102	150,287	10.9%	133,979	11.2%
Military	(6.4)%	1.6%	56	56	25,340	1.8%	26,444	2.2%
Fred Meyer	0.6%	(1.7)%	29	29	14,646	1.1%	14,554	1.2%
Owned & host segment total			786	716	$1,038,567	75.5%	$889,408	74.3%
Legacy segment	1.0%	(2.2)%	227	227	153,842	11.2%	152,210	12.7%
Corporate/Other	—	—	—	—	191,890	14.0%	168,616	14.1%
Reconciliations	—	—	—	—	(8,991)	(0.7)%	(14,039)	(1.2)%
Total	8.4%	6.9%	1,013	943	$1,375,308	100%	$1,196,195	100%
Adjusted comparable store sales growth(3)	7.5%	6.1%
_________

(1)
We calculate total comparable store sales based on consolidated net revenue excluding the impact of (i) Corporate/Other segment net revenue, (ii) sales from stores opened less than 13 months, (iii) stores closed in the periods presented, (iv) sales from partial months of operation when stores do not open or close on the first day of the month and (v) if applicable, the impact of a 53rd week in a fiscal year. Brand-level comparable store sales growth is calculated based on cash basis revenues consistent with what the CODM reviews, and consistent with reportable segment revenues presented in Note 15. "Segment Reporting" in our consolidated financial statements included in Part II. Item 8. of this Form 10-K, with the exception of the legacy segment, which is adjusted as noted in clause (ii) of footnote (3) below.

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
Costs applicable to revenue
Costs applicable to revenue of $637.0 million for fiscal year 2017 increased $92.2 million, or 16.9%, from $544.8 million for fiscal year 2016. As a percentage of net revenue, costs applicable to revenue increased from 45.5% for fiscal year 2016 to 46.3% for fiscal year 2017. The increase was primarily driven by higher wholesale fulfillment mix (our wholesale order fulfillment units have a higher cost as a percentage of sales than other product categories), higher optometrist costs and a $2.3 million inventory write-off in the first half of fiscal year 2017 related to slow-moving contact lens inventory which had expired or would expire prior to possible sale. Optometrist costs increased as a result of increased store coverage primarily in our new California market and overall wage inflation.

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
Selling, general and administrative expenses
SG&A of $600.0 million for fiscal year 2017 increased $74.1 million, or 14.1%, from fiscal year 2016. As a percentage of net revenue, SG&A decreased from 44.0% for fiscal year 2016 to 43.6% for fiscal year 2017. The decrease as a percentage of net revenue was primarily driven by reduced occupancy expense, certain e-commerce partner fees, advertising and corporate overhead as a percentage of net revenue, partially offset by the monitoring agreement termination fee paid to the Sponsors in connection with the completion of our IPO in the fourth quarter of fiscal year 2017 and write-offs of certain managed care receivables. In fiscal year 2017, we began signing an increased number of leases with longer terms which were designated as capital leases (as opposed to operating leases) and, as a result, our occupancy expense as a percentage of net revenue decreased compared to the comparable prior year period. In our e-commerce business, we remit earnings back to certain partners and retain a fulfillment fee. The year-over-year decline of e-commerce partner fees was driven by certain partner pricing strategy changes, which reduced the partner fees that we remit back. The decrease in advertising expense as a percentage of net revenue was driven by increased advertising spend leverage as a result of the transition to national advertising for America’s Best in fiscal year 2017. The decrease in corporate overhead was primarily driven by a slower growth rate of corporate payroll and lower performance-based incentive compensation expense compared to net revenue. Write-offs of managed care receivables increased because we experienced information technology challenges associated with a change in claims processing systems by one of our payors and also expanded our participation in managed care programs.
Owned & host segment SG&A. In the owned & host segment, SG&A as a percentage of net revenue was 38.9% and 38.8% for fiscal year 2017 and fiscal year 2016, respectively. Year-over-year, decreases in occupancy expense as described above and advertising as a percentage of net revenue were offset by increases in store payroll and write-offs of certain managed care receivables as described above. The decrease in advertising expense as a percentage of net revenue was driven by increased advertising spend leverage. The increase in store payroll as a percentage of net revenue was driven by lower than anticipated store transactions in the first quarter of fiscal year 2017. Our stores were fully staffed in anticipation of our seasonally strong first quarter. When sales fell short of plan, we maintained store staffing in anticipation of customer transaction recovery. Additionally, in the third quarter, we continued to pay our store associates while our stores were closed due to Hurricanes Harvey and Irma.

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
Depreciation and amortization
Depreciation and amortization expense of $62.0 million for fiscal year 2017 increased $9.3 million, or 17.6%, from $52.7 million for fiscal year 2016 primarily driven by new store openings and other ongoing growth capital investment in our information technology infrastructure, eyeglass laboratories and distribution centers. Our property and equipment balance, net increased $46.9 million, or 18.4%, during fiscal year 2017, reflective of $94.0 million in purchases of property and equipment, $8.5 million in new capital leases, less $53.5 million in depreciation expense and $2.1 million in impairment and other adjustments. New assets are out-pacing retirements by a significant margin and, therefore, we expect continued increases in depreciation expense for the foreseeable future as we continue to execute our growth strategy.
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
Income tax provision
Our effective income tax rate (“ETR”) was (920.3)% during fiscal year 2017 compared to 46.6% during fiscal year 2016. During fiscal year 2017, our combined statutory federal and state rate was reduced by a $1.4 million income tax benefit (18.4%) resulting from the recapitalization dividend described in Note 8. “Related Party Transactions” to our consolidated financial statements included in Part II. Item 8. of this Form 10-K. Additionally, our rate was increased by $2.2 million of tax expense (29.0%) in connection with items not deductible for income tax purposes.
As a result of the Tax Legislation signed into law on December 22, 2017, the Company recorded a tax benefit in fiscal year 2017 of $42.1 million due to a re-measurement of deferred tax assets and liabilities.

Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income
We define EBITDA as net income, plus interest expense, income tax provision (benefit) and depreciation and amortization. We define Adjusted EBITDA as EBITDA, further adjusted to exclude stock compensation expense, costs associated with debt refinancing, asset impairment, non-cash inventory write-offs, management fees, new store pre-opening expenses, non-cash rent, litigation settlement, secondary offering expenses, long-term incentive plan expenses and other expenses. We describe these adjustments reconciling net income to EBITDA and Adjusted EBITDA in the tables below. We define Adjusted Net Income as net income, further adjusted to exclude stock compensation expense, costs associated with debt refinancing, asset impairment, non-cash inventory write-offs, management fees, new store pre-opening expenses, non-cash rent, litigation settlement, amortization of acquisition intangibles and deferred financing costs and other expenses, the tax benefit of stock option exercises, the Tax Legislation adjustment and the tax effect of adjustments recorded during fiscal year 2018. We describe these adjustments reconciling net income to Adjusted Net Income in the tables below.
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income have been presented as supplemental measures of financial performance that are not required by, or presented in accordance with GAAP, because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income are useful to investors in highlighting trends in our operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. We also use EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation and to compare our performance against that of other peer companies using similar measures. Management supplements GAAP results with non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.
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
The following table reconciles our net income to EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income for the periods presented:

In thousands	Fiscal Year 2018		Fiscal Year 2017		Fiscal Year 2016
Net income	$23,653	1.5%	$43,138	3.1%	$13,343	1.1%
Interest expense	37,283	2.4%	55,536	4.0%	39,092	3.3%
Income tax provision (benefit)	(18,785)	(1.2)%	(38,910)	(2.8)%	11,634	1.0%
Depreciation and amortization	74,339	4.8%	61,974	4.5%	52,677	4.4%
EBITDA	116,490	7.6%	121,738	8.9%	116,746	9.8%

Stock compensation expense (a)	20,939	1.4%	5,152	0.4%	4,293	0.4%
Debt issuance costs (b)	200	0.0%	4,527	0.3%	—	—%
Asset impairment (c)	17,630	1.1%	4,117	0.3%	7,132	0.6%
Non-cash inventory write-offs (d)	—	—%	2,271	0.2%	—	—%
Management fees (e)	—	—%	5,263	0.4%	1,126	0.1%
New store pre-opening expenses (f)	2,229	0.1%	2,531	0.2%	1,983	0.2%
Non-cash rent (g)	2,801	0.2%	1,919	0.1%	1,970	0.2%
Litigation settlement (h)	—	—%	7,000	0.5%	—	—%
Secondary offering expenses (i)	2,451	0.2%	—	—%	—	—%
Long-term incentive plan(j)	7,040	0.5%	—	—%	—	—%
Other (k)	4,585	0.3%	3,924	0.3%	3,520	0.3%
Adjusted EBITDA/ Adjusted EBITDA Margin	$174,365	11.3%	$158,442	11.5%	$136,770	11.4%
Note: Percentages reflect line item as a percentage of net revenue

In thousands	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
Net income	$23,653	$43,138	$13,343
Stock compensation expense (a)	20,939	5,152	4,293
Debt issuance costs (b)	200	4,527	—
Asset impairment (c)	17,630	4,117	7,132
Non-cash inventory write-offs (d)	—	2,271	—
Management fees (e)	—	5,263	1,126
New store pre-opening expenses (f)	2,229	2,531	1,983
Non-cash rent (g)	2,801	1,919	1,970
Litigation settlement (h)	—	7,000	—
Secondary offering expenses (i)	2,451	—	—
Long-term incentive plan(j)	7,040	—	—
Other (k)	4,585	3,924	3,520
Amortization of acquisition intangibles and deferred financing costs (l)	9,253	14,481	11,311
Tax benefit of stock option exercises(m)	(25,544)	—	—
Tax legislation adjustment (n)	—	(42,089)	—
Tax effect of total adjustments (o)	(13,309)	(20,475)	(12,534)
Adjusted Net Income	$51,928	$31,759	$32,144
____________

(a)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and performance vesting conditions.

(b)
For fiscal year 2018, fees associated with the issuance of new term loans during the fourth quarter of fiscal year 2018. For fiscal year 2017, includes $2.7 million of fees associated with the borrowing of $175.0 million in additional principal under our first lien credit agreement and $1.8 million of fees associated with the refinancing of our first lien credit agreement.

(c)
Non-cash charges related to impairment of long-lived assets, primarily goodwill in our Military and Fred Meyer brands during fiscal year 2018 and Fred Meyer and AC Lens brands during fiscal year 2016, write-off of a cost basis investment, and impairment of capitalized software and property and equipment for fiscal year 2017.

(d)	Reflects write-offs of inventory relating to the expiration of a specific type of contact lens that could not be sold and required disposal.

(e)
Reflects management fees paid to KKR Sponsor and Berkshire in accordance with our monitoring agreement with them. The monitoring agreement was terminated automatically in accordance with its terms upon the consummation of the IPO in October 2017.

(f)
Pre-opening expenses, which include marketing and advertising, labor and occupancy expenses incurred prior to opening a new store, are generally higher than comparable expenses incurred once such store is open and generating revenue. We believe that such higher pre-opening expenses are specific in nature, are not indicative of ongoing core operating performance. We adjust for these costs to facilitate comparisons of store operating performance from period to period.

(g)	Consists of the non-cash portion of rent expense, which reflects the extent to which our straight-line rent expense recognized under GAAP exceeds or is less than our cash rent payments.

(h)
Expenses associated with settlement of litigation. See Part I. Item 3. “Legal Proceedings” and Note 12. “Commitments and Contingencies” in our consolidated financial statements included in Part II. Item 8. of this Form 10-K for further details.

(i)	Expenses related to our secondary public offerings during fiscal year 2018. See Note 1 “Business and Significant Accounting Policies” for details.

(j)
Expenses pursuant to a long-term incentive plan for non-executive employees who were not participants in the management equity plan for fiscal year 2018. This plan was effective in 2014 following the acquisition of the Company by KKR Sponsor. During the third quarter of fiscal year 2018, $4.6 million cash payout was triggered as a result of the second secondary offering of common stock by KKR Sponsor and other selling shareholders. The remaining $2.4 million relates to the third secondary offering and is accrued but not paid as of fiscal year end 2018.

(k)
Other adjustments include amounts that management believes are not representative of our operating performance (amounts in brackets represent reductions in Adjusted EBITDA and Adjusted Net Income) including our share of losses on equity method investments of $1.3 million, $1.0 million and $1.4 million for the fiscal years 2018, 2017 and 2016, respectively; the amortization impact of the KKR Acquisition-related adjustments (e.g., fair value of leasehold interests) of $0.4 million, $(0.3) million and $(0.7) million for the fiscal years 2018, 2017 and 2016, respectively; expenses related to preparation for being an SEC registrant that were not directly attributable to our IPO and therefore not charged to equity of $1.8 million and $2.0 million for the fiscal years 2017 and 2016, respectively; differences between the timing of expense versus cash payments related to contributions to charitable organizations of $(1.0) million for each of the fiscal years 2018, 2017 and 2016; costs of severance and relocation of $1.0 million, $1.4 million and $1.1 million, for the fiscal years 2018, 2017 and 2016, respectively; excess payroll taxes related to stock option exercises of $1.8 million for fiscal year 2018; and other expenses and adjustments totaling $1.1 million, $1.0 million and $0.8 million for fiscal years 2018, 2017 and 2016, respectively.

(l)
Amortization of the increase in carrying values of definite-lived intangible assets resulting from the application of purchase accounting to the KKR Acquisition of $7.4 million for each of the fiscal years 2018, 2017 and 2016; and 2) Amortization of debt discounts associated with the March 2014 term loan borrowings in connection with the KKR Acquisition and, to a lesser extent, amortization of debt discounts associated with the May 2015 and February 2017 incremental First Lien - Term Loan B and the November 2017 First Lien - Term Loan B refinancing, aggregating to $1.9 million, $7.1 million and $3.9 million of additional expense for fiscal years 2018, 2017 and 2016, respectively. The $7.1 million additional expense for fiscal year 2017 includes a $3.3 million write-off of debt discounts associated with the repayment of the entire $125.0 million second lien term loan balance.

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

(o)	Represents the income tax effect of the total adjustments, at our combined statutory federal and state income tax rates.
Liquidity and Capital Resources
We principally rely on cash flows from operations as our primary source of liquidity and, if needed, up to $100.0 million in revolving loans under our revolving credit facility. Our primary cash needs are for inventory, payroll, store rent, capital expenditures associated with new stores and updating existing stores, as well as information technology and infrastructure, including our corporate office, distribution centers and laboratories. The most significant components of our operating assets and liabilities are inventories, accounts receivable, prepaid expenses and other assets, accounts payable, deferred revenue and other payables and accrued expenses. Due to the seasonality of when we recognize revenue, any borrowings would generally occur in the fourth or first quarters as we prepare for our peak season, which is the first quarter. We believe that cash expected to be generated from operations and the availability of borrowings under the revolving credit facility will be sufficient for our working capital requirements, liquidity obligations, anticipated capital expenditures and payments due under our existing credit facilities for at least the next 12 months.
As of fiscal year end 2018, we had $17.1 million in cash and cash equivalents and $94.5 million of availability under our revolving credit facility, which reflects $5.5 million in outstanding letters of credit.

We purchased $104.5 million in capital items during fiscal year 2018, including $47.4 million in connection with new store growth and store improvement plans, $23.8 million for laboratories, distribution centers and optometric equipment and $33.3 million for betterments and infrastructure. Approximately 80% of our capital spend is related to our expected growth (i.e. new stores, optometric equipment, additional capacity in our optical laboratories and distribution centers, and our IT infrastructure). Our working capital requirements for inventory will increase as we continue to open additional stores. We primarily fund our working capital needs using cash provided by operations.
The following table summarizes the net cash provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

In thousands	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
Cash flows provided by (used for):
Operating activities	$106,628	$90,252	$97,588
Investing activities	(104,221)	(94,583)	(90,972)
Financing activities	10,397	3,838	(6,574)
Net increase (decrease) in cash, cash equivalents and restricted cash	$12,804	$(493)	$42
Net Cash Provided by Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, amortization of loan cost, asset impairment, deferred income taxes, non-cash stock option compensation, non-cash inventory adjustments, bad debt expense, debt issuance costs and changes in operating assets and liabilities.
Net cash provided by operating activities increased $16.4 million, or 18.1%, during the fiscal year 2018 compared to fiscal year 2017. Net cash provided by operating activities was $106.6 million for the fiscal year 2018, as non-cash items of $109.0 million and $23.7 million of net income were partially offset by an increase in net working capital and other assets and liabilities of $26.1 million. Net cash provided by operating activities was $90.3 million for fiscal year 2017, which consisted of non-cash items of $57.6 million, $43.1 million of net income and an increase in net working capital and other assets and liabilities of $10.4 million.
The increase in net working capital and other assets and liabilities during the fiscal year 2018 was primarily due to increases in inventories of $28.7 million, accounts receivable of $14.6 million, and other assets of $7.0 million. Increases in inventory are generally expected each period, and reflect our growth in sales of products, including product replenishment needs at existing stores and inventory needed to outfit new stores. The increase in inventory also reflects an opportunistic forward buy of approximately $10.0 million during the fourth quarter of 2018. Increases in accounts receivable generally reflect overall revenue growth, but primarily reflect an increase in credit card transactions the last week of fiscal year 2018. The increase in other assets is also reflective of overall store count growth such as prepaid advertising, prepaid rent, and prepaid store supplies. These changes were partially offset by increases in accounts payable of $7.9 million, deferred revenues of $3.8 million and accrued expenses and other liabilities of $12.6 million. Increases in accounts payable reflect the timing of payments to vendors. Increases in deferred revenues are consistent with increases in cash basis sales of product protection plans and eye-care club memberships. Increases in accrued expenses and other liabilities were primarily due to new store growth. We opened 74 new stores during fiscal year 2018, with five closures.
With limited exception, due to overall store count growth and increases in the scale of our business, on an annual basis increases in working capital and other assets and liabilities are expected, with the net impact being overall use of cash. The only difference we observed over the three year period was a decrease in accounts payable in fiscal year 2016, which as noted above is primarily based on timing of when invoices from vendors come due.
We opened 76 new stores during fiscal year 2017, with six closures. The increase in net working capital and other assets and liabilities during the fiscal year 2017 was primarily due to an increase in inventories of $9.6 million, accounts receivable of $16.9 million, other assets of $2.1 million and a decrease in accounts payable of $3.7 million. These changes were partially offset by an increase in accrued expenses and other liabilities of $15.0 million and deferred revenues of $6.8 million. Increases in accrued expenses and other liabilities included a $7.0 million litigation settlement discussed in Note 12. “Commitments and Contingencies” in in our consolidated financial statements included in Part II. Item 8. of this Form 10-K.

Net cash provided by operating activities was $97.6 million for fiscal year 2016, as non-cash items of $85.1 million were combined with $13.3 million of net income and an increase in net working capital and other assets and liabilities of $0.8 million. We opened 86 new stores, with one closure during fiscal year 2016. Consistent with our expectations discussed above, the increase in net working capital and other assets and liabilities during fiscal year 2016 was due to an increase in inventories of $13.8 million, accounts receivable of $9.1 million and prepaid expenses and other assets of $4.1 million, offset by an increase in deferred revenues of $9.6 million, accounts payable of $5.6 million and accrued expenses and other liabilities of $11.0 million.
Net Cash Used for Investing Activities
Net cash used for investing activities increased by $9.6 million, to $104.2 million, during fiscal year 2018 from $94.6 million during fiscal year 2017. The change in cash used for investing activities included an increase of $11.3 million in purchases of property and equipment to support our store growth, including new stores, improvements to our optical laboratories and distribution centers and continued development of our IT infrastructure. During fiscal year 2017, we made an investment of $1.5 million in a secured convertible promissory note to our equity method investee as discussed in Note 9. “Equity in Net Assets of Non-Consolidated Investee” in our consolidated financial statements included in Part II. Item 8. of this Form 10-K. No investments were made during fiscal year 2018.
Net cash used for investing activities increased by $3.6 million, to $94.6 million, during fiscal year ended 2017 from $91.0 million during fiscal year 2016. The change in cash used for investing activities included an increase of $3.2 million in purchases of property and equipment. Additionally, during fiscal year 2016, we made an investment for $1.0 million, which was subsequently impaired in fiscal year 2017.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $10.4 million and $3.8 million during fiscal years 2018 and 2017, respectively. The change in cash provided by financing activities was primarily due to an increase of $18.7 million in proceeds primarily related to exercise of stock options during fiscal year 2018. Other drivers were quarterly principal payments required under our long-term credit agreements.
Fiscal years 2018 and 2017 included material debt and equity transactions. In 2017, we used IPO proceeds of $370.9 million to pay down debt of $367.7 million. Prior to the IPO, we used debt proceeds of $174.9 million (net of debt issuance costs of $4.5 million) to pay a recapitalization dividend of $171.0 million. Additionally, proceeds from exercise of stock options of $1.1 million were offset by $0.9 million of payments on capital lease obligations. The net cash impact of all of these transactions was $3.8 million in cash proceeds. In fiscal year 2018, we refinanced our first lien credit agreement, resulting in debt issuance costs of $1.4 million and $200.0 million in proceeds which were used to make $200.0 million in principal payments. Principal payments of $4.3 million, purchases of treasury stock of $1.9 million and payments on capital lease obligations of $1.8 million were offset by $19.8 million in proceeds from exercises of stock options.
Net cash used for financing activities in fiscal year 2016 was primarily the result of principal payments on our first lien credit agreement of $6.5 million. Purchases of treasury stock, payments on capital lease obligations and other items totaled $1.0 million, and were offset by $0.9 million in proceeds from exercise of stock options.

Long-term Debt
First Lien - Term Loan B
On October 31, 2017 and November 20, 2017 the credit agreement dated as of March 13, 2014, among Nautilus Acquisition Holdings, Inc., a wholly-owned subsidiary of the Company, NVI, as borrower, Goldman Sachs Bank USA, as administrative agent, collateral agent, and letter of credit issuer, and the lenders from time to time party thereto and the other parties thereto (as amended, restated, supplemented or otherwise modified from time to time, the “first lien credit agreement”), was amended pursuant to separate joinder and amendment agreements (collectively, the “Amendments”) to, among other things, (a) establish new first lien term loans (“First Lien - Term Loan B”) in an aggregate principal amount of $570.0 million to refinance all of the first lien term loans outstanding immediately prior to the amendment, (b) extend the maturity of such term loans to November 20, 2024 and (c) reprice the rates applicable to such term loans by amending the definition of Applicable Margin (as defined in the first lien credit agreement). The Amendments further provide that the Applicable Margins for for First Lien - Term Loan B will be based on NVI’s public corporate credit rating from Moody’s as follows: (i) if NVI’s rating is lower than Ba3 (stable), the Applicable Margin will be 2.75% for LIBOR Loans and 1.75% for ABR Loans and (ii) if NVI’s rating is Ba3 (stable) or better, the Applicable Margin will step down to 2.50% for LIBOR Loans and 1.50% for ABR Loans, as specified in the Amendments. We are required to prepay an amount equal to 50% of the preceding fiscal year’s excess cash flow, as defined in the agreement. The required prepayment is reduced to 25% of the preceding year’s excess cash flow if our consolidated earnings before interest, tax, depreciation and amortization (“Credit Agreement EBITDA”) ratio, as defined in the agreement, is less than or equal to 4.25 to 1.00. No prepayment is required if such ratio is less than or equal to 4.00 to 1.00. We have not been required to make a prepayment related to our first lien credit agreement.
The first lien credit agreement contains covenants that, among other things, limit our ability to incur additional debt, create liens against our assets, make acquisitions, pay dividends or distributions on our stock, merge or consolidate with another entity and transfer or sell assets.
On September 7, 2018, Moody’s announced that it had upgraded NVI’s public corporate credit rating from B1 to Ba3 (stable) and as a result, the Applicable Margin to LIBOR for this term loan decreased from 2.75% to 2.50%. Additionally, $200.0 million of the proceeds from issuance of new term loans in the current year as described below, was used to prepay a portion of First Lien - Term Loan B on October 9, 2018. As a result of the $200.0 million prepayment, no required principal payments are due until November 24, 2024.
First Lien - Term Loan A
On October 9, 2018 (the “Closing Date”), our first lien credit agreement, dated as of March 13, 2014 (as amended, the “Credit Agreement”), was amended pursuant to a joinder and amendment agreement (the “October 2018 Joinder”) to, among other things, (i) establish new first lien term loans in an aggregate principal amount of $200.0 million (“First Lien - Term Loan A”) to prepay a portion of First Lien - Term Loan B outstanding immediately prior to the Closing Date, (ii) set the maturity of such term loans to October 9, 2023 and (iii) set the rates applicable to such term loans. Pursuant to the October 2018 Joinder, the initial new Applicable Margins are (i) 1.75% for the new first lien term loans that are LIBOR Loans (as defined in the Credit Agreement) and (ii) 0.75% for the new first lien term loans that are ABR Loans (as defined in the Credit Agreement).
The October 2018 Joinder further provides that following the Closing Date, the above Applicable Margins for First Lien - Term Loan A will be based on either (x) NVI’s total leverage ratio or (y) NVI’s public corporate credit rating from Moody’s and/or NVI’s public corporate credit rating from S&P as follows: (a) if NVI’s total leverage ratio is less than 2.00 to 1.00 or NVI’s rating is either Ba2 (stable) or better from Moody’s or BB (stable) or better from S&P, the Applicable Margin will be 1.25% for LIBOR Loans and 0.25% for ABR Loans, (b) if NVI’s total leverage ratio is equal to or greater than 2.00 to 1.00, but less than 2.50 to 1.00, or NVI’s rating is BB- (stable) from S&P, the Applicable Margin will be 1.50% for LIBOR Loans and 0.50% for ABR Loans and (c) if NVI’s total leverage ratio is equal to or greater than 2.50 to 1.00, the Applicable Margin will be 1.75% for LIBOR Loans and 0.75% for ABR Loans, as specified in the October 2018 Joinder. First Lien - Term Loan A will amortize in equal quarterly installments equal to 2.50% per annum in the first three years of the loan and 5.00% per annum thereafter.
In addition, pursuant to the October 2018 Joinder, solely with respect to the First Lien - Term Loan A, commencing on the fiscal quarter ending on December 29, 2018, the Company will not permit (i) the Consolidated Total Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of the Company to be greater than 4.75 to 1.00 or (ii) the Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of the Company as of the last day of any fiscal quarter to be less than 3.00 to 1.00.

First Lien - Revolving Credit Facility
The first lien credit agreement provides for a revolving credit facility which was amended in October 2017 pursuant to a joinder and amendment agreement to (a) increase the size of the credit facility from $75.0 million to $100.0 million and (b) extend the maturity of such facility to October 15, 2022.
Amounts borrowed under the revolving credit facility bear interest, at our election, at either 2.00% over ABR or 3.00% over LIBOR. These interest rate spreads will decline to 1.75% and 2.75%, respectively, if our Credit Agreement EBITDA ratio declines to 4.25 to 1.00 or less, and the spreads will further decline to 1.50% and 2.50%, respectively, if such ratio declines to 3.75 to 1.00 or less. We may use up to $20.0 million of the revolving credit facility to issue letters of credit. Letter of credit fees accrue at the same rate as the then-applicable LIBOR spread. Our credit agreement also provides that, if aggregate borrowings (inclusive of certain letters of credit) under our revolving credit facility exceed 30% of the total revolving commitment, the ratio of debt under our first lien credit agreement to Credit Agreement EBITDA may not, on the last day of the applicable measurement period, exceed 7.75 to 1.00.
The following table sets forth the amounts owed under our first lien credit agreement and the interest rate on such outstanding amounts, and the amount available for additional borrowing thereunder, as of the end of fiscal year 2018:

In thousands, except percentage data	Interest Rate (2)	Amount Outstanding	Amount Available for Additional Borrowing
First Lien - Term Loan B	Variable	$364,300	$—
First Lien - Term Loan A	Variable	200,000	—
First Lien - Revolving Credit Facility(1)	n/a	—	94,500
Total		$564,300	$94,500
____________

(1)	At December 29, 2018, the amount available under our revolving credit facility reflected a reduction of $5.5 million of letters of credit outstanding.

(2)
The interest rate on the First Lien - Term Loan B is at LIBOR plus an Applicable Margin of 2.50% as of fiscal year end 2018. The interest rate on the First Lien - Term Loan A is at LIBOR plus an Applicable Margin of 1.75% as of fiscal year end 2018.

Capital Expenditures

In thousands	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
New stores (owned brands)	$47,389	$41,894	$41,509
Laboratories, distribution centers and optometric equipment	23,829	23,269	17,996
Betterments and infrastructure	33,275	28,056	30,521
Total	$104,493	$93,219	$90,026
Contractual Obligations and Commercial Commitments
As of fiscal year end 2018, our lease commitments and contractual obligations are as follows:

In thousands	2019	2020	2021	2022	2023	Thereafter	Total
Term loans(a)	$5,000	$5,000	$5,000	$10,000	$175,000	$364,300	$564,300
Revolving credit facility(b)	—	—	—	—	—	—	—
Estimated interest(c)	30,268	29,607	28,970	28,539	26,450	17,289	161,123
Non-cancelable operating leases(d)	69,372	63,218	56,219	49,303	42,545	126,388	407,045
Capital leases(e)	5,786	5,500	5,395	5,324	4,346	13,062	39,413
Other commitments(f)	3,550	250	250	250	250	—	4,550
Total	$113,976	$103,575	$95,834	$93,416	$248,591	$521,039	$1,176,431
____________

(a)
Principal under First Lien - Term Loan A loan is payable in equal quarterly installments of $1.25 million through the fourth quarter of 2021 and $2.5 million each quarter through the fourth quarter of 2023 when the outstanding principal balance of $167.5 million is due. No principal payments are required on First Lien - Term Loan B until fourth quarter of 2024 when the outstanding principal balance of $364.3 million is due.

(b)	As of fiscal year 2018, we had no outstanding revolving loan obligation and had $5.5 million in outstanding letters of credit under our first lien revolving credit facility.

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

(d)
We lease our retail stores, optometric examination offices, distribution centers, office space and all of our optical laboratories with the exception of our St. Cloud, Minnesota lab, which we own. The vast majority of our leases are classified as operating leases under current accounting guidance. Although rent expense on operating leases is recorded in SG&A on a straight-line basis over the term of the lease, contractual obligations above represent required cash payments. Our leases also require us to pay executory costs such as insurance, real estate taxes and common area maintenance. These expenses are generally variable, not included above, and were approximately $13.5 million, $14.4 million and $17.5 million during fiscal years ended 2016, 2017 and 2018, respectively.

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
Off-balance Sheet Arrangements
We follow U.S. GAAP in making the determination as to whether or not to record an asset or liability related to our arrangements with third parties. Consistent with current accounting guidance, we do not record an asset or liability associated with operating leases, long-term marketing and promotional commitments, or commitments to philanthropic endeavors. We have disclosed the amount of future commitments associated with these items in our consolidated financial statements. We are not a party to any other off-balance sheet arrangements.
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
Impairment of P&E
We evaluate long-lived tangible store assets at the store level, which is the lowest level at which independent cash flows can be identified, when events or conditions indicate the carrying value of such assets may not be recoverable. If the store's projected undiscounted net cash flows expected to be generated by the related assets over the shorter of the remaining useful life or the remaining term of the lease are less than the carrying value of the subject assets, we measure impairment based on a discounted cash flow model and record an impairment loss as the excess of carrying value over the estimated fair value.
We assess non-store tangible assets, including capitalized software costs in use or under development, for impairment if events or changes in circumstances indicate that the carrying value of those assets may not be recoverable.
We had $355.1 million of property and equipment, net as of December 29, 2018. Changes in estimates and assumptions used in our impairment testing of property and equipment could result in future impairment losses, which could be material. Significant judgments and assumptions are required in our impairment evaluations.
Impairment of Goodwill and Intangible Assets
If impairment indicators related to amortizing intangible assets are present, we estimate cash flows expected to be generated over the remaining useful lives of the related assets based on current projections. If the projected net undiscounted cash flows are less than the carrying value of the related assets, we then measure impairment based on a discounted cash flow model and record an impairment charge as the excess of carrying value and estimated fair value.
We evaluate non-amortizing trademarks and trade names for impairment annually or whenever events or changes in circumstances indicate that those assets may be impaired. We use the relief-from-royalty method to estimate fair value, whereby an estimated royalty rate is determined based on comparable licensing arrangements, which is then applied to the revenue projections for the subject asset. The estimated fair value is calculated using a discounted cash flow analysis. We record an impairment charge as the excess of carrying value over estimated fair value.

Goodwill impairment is present if a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. We consider each of our operating segments to be reporting units. We calculate the fair value of our reporting units using the income approach, which is based on a discounted cash flow analysis and calculates the fair value of reporting units by estimating after-tax cash flows discounted using the Company’s consolidated weighted average cost of capital. The cash flows used in the analysis are based on financial forecasts developed internally by management and require significant judgment. The significant unobservable inputs used in the fair value measurement of the reporting units are revenue growth rate, payroll expense growth rate and other store expenses growth rate. These assumptions are sensitive to future changes in the business profitability, changes in our business strategy and external market conditions, among other factors. See Note 1. “Business and Significant Accounting Policies” and Note 3. “Goodwill and Intangible Assets” to our consolidated financial statements included in Part II. Item 8. of this Form 10-K. for further detail on goodwill impairment.
As of December 29, 2018, we had $778 million of goodwill and $240 million of non-amortizing intangible assets. Changes in estimates and assumptions used in our impairment testing could result in future impairment losses, which could be material. Significant judgments and assumptions are required in our impairment evaluations.
Revenue Recognition
Product revenues include sales of prescription and non-prescription eyewear, contact lenses, related accessories to retail customers (including those covered by managed care) and sales of inventory in which our customer is another retail entity. Revenues from services and plans include eye exams, eye-care club membership fees, product protection plans (i.e. warranties), and HMO membership fees. Service revenue also includes fees we earn for managing certain Vision Centers and performing laboratory processing services for our legacy partner.
At our America’s Best brand, our signature offer is two pairs of eyeglasses and a free eye exam for one low price. Since an eye exam is a key component in the ability for acceptable prescription eyewear to be delivered to a customer, we concluded that the eye exam service, while capable of being distinct from the eyeglass product delivery, was not distinct in the context of the two-pair offer. As a result, we do not allocate revenue to the eye exam associated with the two-pair offer, and we record all revenue associated with the offer in owned & host net product sales when the customer has received and accepted the merchandise.
We offer product protection plans for our eyeglasses and three- or five-year eyecare club memberships in our owned & host segment to our contact lens customers. The unamortized portion of amounts we collect in advance for these services and plans are reported as deferred revenue (current and non-current portions). For these programs we apply the portfolio approach of recognizing revenues of contracts with similar characteristics and use estimates and assumptions that reflect the size and composition of the portfolio of contracts. We selected the portfolio approach because our historical club membership data demonstrate that our club customers behave similarly, such that the difference between the portfolio approach and calculating revenue of each individual contract is not material. We recognize revenue across the contract portfolio based on the value delivered to the customers relative to the remaining services promised under the programs. We determine the value delivered based on the expected timing and amount of customer usage of benefits over the terms of the contracts.
Our retail customers generally make payments for prescription eyewear products at the time they place an order. Amounts we collect in advance for undelivered merchandise are reported as unearned revenue in the accompanying consolidated balance sheets. Unearned revenue at the end of a reporting period is estimated based on processing and delivery times throughout the current month and generally ranges from three to 10 days with most sales having an average processing versus delivery time difference of seven to eight days. All unearned revenue at the end of a reporting period is recognized in the next fiscal period
Revenue is recognized net of sales taxes and returns. The returns allowance is based on historical return patterns. Provisions for estimated returns are established and the expected costs continue to be recognized as contra-revenue when the products are sold.
See Note 1. “Business and Significant Accounting Policies” and Note 7. “Revenue from Contracts With Customers” in our audited consolidated financial statements included in Part II. Item 8. of this Form 10-K for additional information.

Leases
We lease our retail stores, optometric examination offices, distribution centers, vehicles, office space and optical laboratories, with the exception of our St. Cloud, Minnesota lab, which we own. Rent expense on operating leases is recorded in SG&A on a straight-line basis over the term of the lease, commencing on the date the Company obtains the right to use the leased property. Generally, the Company is required to pay base rent, real estate taxes, maintenance and insurance. Certain of our lease agreements include rent holidays and rent escalation provisions and may include contingent rent provisions for percentage of sales in excess of specified levels. The Company recognizes rent holidays, including the time period during which the Company has control of the property prior to the opening of the store, as well as escalating rent provisions, as deferred rent expense and amortizes these balances on a straight-line basis over the term of the lease. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years or more. The lease term includes renewal option periods when the renewal is reasonably assured, and is consistent with the depreciable life of corresponding leasehold improvements.
For capital leases, a lease asset is recorded as property & equipment and corresponding amounts are recorded as debt obligations at an amount equal to the lesser of the net present value of minimum lease payments to be made over the lease term or the fair value of the property. The Company allocates capital lease payments to reductions in the lease obligation and interest expense using the effective interest method.
Tenant improvement allowances are contractual amounts received by a lessee from a lessor for improvements made to leased properties by the lessee, and are amortized as a reduction in rental expense over the life of the respective leases.
In the event a leased store is closed before the expiration of the lease, the discounted remaining lease obligation less estimated sublease rental income, asset impairment charges related to improvements and fixtures, inventory write-downs and other miscellaneous expenses are recognized when the store closes.
Capital and operating lease activity is material to our financial statements. Changes in lease assumptions or policy could have a material impact.
Income Taxes
We account for deferred income taxes based on the asset and liability method. The Company must make certain estimates and judgments in determining income tax expense. Judgment is required in determining our provision for income taxes. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable or refundable based upon tax statutes of each jurisdiction in which the Company does business. Deferred income taxes are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets also include future tax benefits to be derived from the utilization of tax loss carry-forwards and application of certain carry-forward credits. The net carrying amount of deferred income tax assets and liabilities is recorded in non-current deferred income tax liabilities in the accompanying consolidated balance sheets.
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
We establish a liability for tax positions for which there is uncertainty as to whether the position will ultimately be sustained. We assess our tax positions by determining whether it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authorities, including resolution of any related appeals or litigation, based solely on the technical merits of the position. These calculations and assessments involve estimates and complex judgments because the ultimate tax outcomes are uncertain and future events are unpredictable. Our net deferred liability balance as of December 29, 2018 was $61.9 million. Changes in assumptions in our estimates could result in material changes to these balances. See Note 6. “Income Taxes” to our consolidated financial statements included in Part II. Item 8 of this Form 10-K.

Inventories
The cost of inventory is determined using the weighted average cost method. Inventories at retail stores are comprised of finished goods and are valued at the lower of cost or estimated net realizable value (“NRV”). Manufactured inventories are valued using absorption accounting, which includes material, labor, other variable costs and other applicable manufacturing overhead. Inventory values are adjusted for estimated obsolescence and written down to NRV based on estimates of current and anticipated demand, customer preference, merchandise age, planned promotional activities, compliance with contact lens vendor return policies, and estimates of future retail sales prices. Shrinkage is estimated and recorded throughout the period as a percentage of cost of sales based on historical results and current inventory levels. Actual shrinkage is recorded throughout the year based upon periodic physical counts. As of December 29, 2018, our total inventory balance was $116 million. Changes in our assessment of the inventory carrying value could have a material impact.
Derivative Financial Instruments
The Company uses interest rate swaps to manage its exposure to adverse fluctuations in interest rates by converting a portion of our debt portfolio from a floating rate to a fixed rate. We designate our interest rate swaps as cash flow hedges and formally document our hedge relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transactions. We record all interest rate swaps in our consolidated balance sheets on a gross basis at fair value. Fair value represents estimated amounts we would receive or pay upon a termination of interest rate swaps prior to their scheduled expiration dates. The fair value was based on information that is model-driven and whose inputs were observable (Level 2 inputs). We do not hold or enter into financial instruments for trading or speculative purposes.
The gain or loss resulting from fair value adjustments on cash flow hedges are recorded in accumulated other comprehensive loss in the accompanying consolidated balance sheets until the hedged item is recognized as interest expense in the consolidated statements of operations. We perform periodic assessments of the effectiveness of our derivative contracts designated as hedges, including the possibility of counterparty default.
To manage credit risk associated with our interest rate hedging program, we select counterparties based on their credit ratings and limit our exposure to any single counterparty. The counterparties to our derivative contracts are major domestic financial institutions with investment grade credit ratings. The impact of credit risk, as well as the ability of each party to fulfill its obligations under our derivative financial instruments, is considered in determining the fair value of the contracts. Credit risk has not had a significant effect on the fair value of our derivative instruments. We do not have any credit risk-related contingent features or collateral requirements associated with our derivative contracts. As of December 29, 2018, the notional amount of our hedges was $465 million. Any potential changes in hedge designations assumptions on instrument fair values could have a material impact on our results and our balance sheet.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases. This new guidance establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with such classification affecting the pattern of expense recognition in the statement of operations. Disclosure of key information about leasing arrangements will also be required. This new guidance is effective for fiscal years beginning after December 15, 2018, and interim reporting periods within that fiscal year. In July 2018, the FASB issued ASU 2018-11, “Leases: Targeted Improvements,” as an amendment to ASU 2016-02, “Leases,” which provides entities with an additional transition method to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We will adopt the accounting standard using a prospective transition approach in the first quarter of 2019, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented, and will elect the package of practical expedients, short-term practical expedient and the expedient to not separate lease components from non-lease components. We currently believe the most significant impact of adopting this ASU relates to recording operating lease liabilities and related ROU assets estimated to be between $325.0 million and $345.0 million on the consolidated balance sheet as of December 30, 2018. The Company does not expect the adoption of this new guidance to have a significant impact on the recognition, measurement or presentation of lease expenses within our consolidated statements of operations.

In February 2018, the FASB issued Accounting Standards Update ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). This guidance allows for an optional reclassification from accumulated other comprehensive income or loss to retained earnings for stranded tax effects as a result of the newly enacted federal corporate income tax rate under the Tax Legislation. This guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We will adopt the guidance during the first quarter of fiscal year 2019, and do not expect to reclassify the stranded income tax benefit resulting from adoption of the Tax Legislation from AOCL into earnings until the maturity of our interest rate derivative contracts. No other impact to the Company’s financial condition, results of operations, or cash flows is expected.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This new guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. The amendments in this new guidance may be applied either retrospectively or prospectively. The Company is in the process of assessing the new guidance, but does not expect adoption to have a material effect on the Company’s financial condition, results of operations, or cash flows.
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
As of fiscal year 2018, all of our $564.3 million in term loan debt was subject to variable interest rates, with a weighted average borrowing rate of 4.6%. After inclusion of the notional amount of $465.0 million of interest rate swaps fixing a portion of the variable rate debt, $99.3 million, or 17.6% of our debt, is subject to variable rates. Assuming an increase to market rates of 1.0% as of December 29, 2018, we would incur an annual increase to interest expense of approximately $1.0 million related to debt subject to variable rates.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of National Vision Holdings, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of National Vision Holdings, Inc. and subsidiaries (the "Company") as of December 29, 2018 and December 30, 2017, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 29, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2019, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers for the year ended December 29, 2018 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers.
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
February 26, 2019
We have served as the Company's auditor since 2002.

National Vision Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 29, 2018 and December 30, 2017
In Thousands, Except Par Value

ASSETS	As of December 29, 2018	As of December 30, 2017
Current assets:
Cash and cash equivalents	$17,132	$4,208
Accounts receivable, net	50,735	43,193
Inventories	116,022	91,151
Prepaid expenses and other current assets	30,815	23,925
Total current assets	214,704	162,477

Property and equipment, net	355,117	302,280
Other assets:
Goodwill	777,613	792,744
Trademarks and trade names	240,547	240,547
Other intangible assets, net	64,532	72,903
Other assets	8,876	10,988
Total non-current assets	1,446,685	1,419,462
Total assets	$1,661,389	$1,581,939
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,642	$35,708
Other payables and accrued expenses	81,004	77,611
Unearned revenue	27,295	27,739
Deferred revenue	52,144	62,993
Current maturities of long-term debt	7,567	7,258
Total current liabilities	211,652	211,309

Long-term debt, less current portion and debt discount	570,545	561,980
Other non-current liabilities:
Deferred revenue	20,134	31,222
Other liabilities	53,964	50,902
Deferred income taxes, net	61,940	71,926
Total other non-current liabilities	136,038	154,050
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 78,246 and 74,654 shares issued as of December 29, 2018 and December 30, 2017, respectively; 78,167 and 74,654 shares outstanding as of December 29, 2018 and December 30, 2017, respectively	782	746
Additional paid-in capital	672,503	631,798
Accumulated other comprehensive loss	(2,810)	(9,868)
Retained earnings	74,840	32,157
Treasury stock, at cost; 79 and 28 shares as of December 29, 2018 and December 30, 2017, respectively	(2,161)	(233)
Total stockholders’ equity	743,154	654,600
Total liabilities and stockholders’ equity	$1,661,389	$1,581,939
The accompanying notes are an integral part of these consolidated financial statements.
National Vision Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended December 29, 2018, December 30, 2017 and December 31, 2016
In Thousands, Except Earnings Per Share

	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
Revenue:
Net product sales	$1,269,612	$1,129,313	$980,953
Net sales of services and plans	267,242	245,995	215,242
Total net revenue	1,536,854	1,375,308	1,196,195
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	511,406	456,078	390,369
Services and plans	202,165	180,888	154,412
Total costs applicable to revenue	713,571	636,966	544,781
Operating expenses:
Selling, general and administrative expenses	687,476	600,010	525,869
Depreciation and amortization	74,339	61,974	52,677
Asset impairment	17,630	4,117	7,132
Litigation settlement	—	7,000	—
Other expense, net	1,487	950	1,667
Total operating expenses	780,932	674,051	587,345
Income from operations	42,351	64,291	64,069
Interest expense, net	37,283	55,536	39,092
Debt issuance costs	200	4,527	—
Earnings before income taxes	4,868	4,228	24,977
Income tax provision (benefit)	(18,785)	(38,910)	11,634
Net income	$23,653	$43,138	$13,343

Earnings per share:
Basic	$0.31	$0.72	$0.24
Diluted	$0.30	$0.70	$0.23
Weighted average shares outstanding:
Basic	75,899	59,895	56,185
Diluted	79,041	62,035	57,001

Comprehensive income:
Net income	$23,653	$43,138	$13,343
Unrealized gain (loss) on hedge instruments	9,488	7,613	(5,116)
Tax provision (benefit) of unrealized gain (loss) on hedge instruments	2,430	2,925	(1,844)
Comprehensive income	$30,711	$47,826	$10,071

The accompanying notes are an integral part of these consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended December 29, 2018, December 30, 2017 and December 31, 2016
In Thousands

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balances at January 2, 2016	56,088	$561	$420,386	$(11,284)	$(24,324)	$—	$385,339
Tax impact of stock option exercises	—	—	(619)	—	—	—	(619)
Common stock issuances	142	1	1,040	—	—	—	1,041
Share based compensation	—	—	4,293	—	—	—	4,293
Repurchase of stock options	—	—	(167)	—	—	—	(167)
Purchase of treasury stock	(28)	—	(144)	—	—	(233)	(377)
Unrealized loss on hedge instruments, net of tax	—	—	—	(3,272)	—	—	(3,272)
Net income	—	—	—	—	13,343	—	13,343
Balances at December 31, 2016	56,202	562	424,789	(14,556)	(10,981)	(233)	399,581
Dividends to stockholders	—	—	(170,983)	—	—	—	(170,983)
Issuance of common stock, net	18,452	184	372,840	—	—	—	373,024
Share based compensation	—	—	5,152	—	—	—	5,152
Unrealized gain on hedge instruments, net of tax	—	—	—	4,688	—	—	4,688
Net income	—	—	—	—	43,138	—	43,138
Balances at December 30, 2017	74,654	746	631,798	(9,868)	32,157	(233)	654,600
Cumulative effect of change in accounting principle	—	—	—	—	19,030	—	19,030
Balances at December 31, 2017 - As adjusted	74,654	746	631,798	(9,868)	51,187	(233)	673,630
Issuance of common stock	3,564	36	19,766	—	—	—	19,802
Share based compensation	—	—	20,939	—	—	—	20,939
Purchase of treasury stock	(51)	—	—	—	—	(1,928)	(1,928)
Unrealized gain on hedge instruments, net of tax	—	—	—	7,058	—	—	7,058
Net income	—	—	—	—	23,653	—	23,653
Balances at December 29, 2018	78,167	$782	$672,503	$(2,810)	$74,840	$(2,161)	$743,154

The accompanying notes are an integral part of these consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 29, 2018, December 30, 2017 and December 31, 2016
In Thousands

	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
Cash flows from operating activities:
Net income	$23,653	$43,138	$13,343
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	74,339	61,974	52,677
Amortization of loan costs	1,848	7,078	3,906
Asset impairment	17,630	4,117	7,132
Deferred income tax expense (benefit)	(19,340)	(39,997)	10,281
Non-cash stock option compensation	20,939	5,152	4,293
Non-cash inventory adjustments	3,868	5,496	1,728
Bad debt expense	7,107	8,035	4,052
Debt issuance costs	200	4,527	—
Other	2,413	1,188	1,028
Changes in operating assets and liabilities:
Accounts receivable, net	(14,649)	(16,858)	(9,075)
Inventories	(28,739)	(9,583)	(13,827)
Other assets	(7,011)	(2,075)	(4,153)
Accounts payable	7,934	(3,692)	5,616
Deferred revenue	3,839	6,787	9,550
Other liabilities	12,597	14,965	11,037
Net cash provided by operating activities	106,628	90,252	97,588
Cash flows from investing activities:
Purchase of property and equipment	(104,493)	(93,219)	(90,026)
Purchase of investments	—	(1,500)	(1,000)
Other	272	136	54
Net cash used for investing activities	(104,221)	(94,583)	(90,972)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	200,000	174,924	—
Proceeds from issuance of common stock	19,802	373,024	915
Principal payments on long-term debt	(204,275)	(367,660)	(6,515)
Purchase of treasury stock	(1,928)	—	(188)
Payments on capital lease obligations	(1,802)	(940)	(587)
Debt issuance costs	(1,400)	(4,527)	—
Dividend to stockholders	—	(170,983)	—
Other	—	—	(199)
Net cash provided by (used for) financing activities	10,397	3,838	(6,574)
Net change in cash, cash equivalents and restricted cash	12,804	(493)	42
Cash and cash equivalents and restricted cash, beginning of year	5,194	5,687	5,645
Cash and cash equivalents and restricted cash, end of year	$17,998	$5,194	$5,687

Supplemental cash flow information:
Cash paid for interest	33,469	47,090	34,873
Cash paid (received) for taxes	1,447	2,647	(415)
Property and equipment accrued at the end of the period	14,078	10,782	9,202
Fixed assets acquired under capital lease obligations	14,303	10,117	1,004
Non-cash issuance of common shares	446	—	157
Non-cash purchase of treasury stock	(446)	—	(188)
The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets to the total of cash, cash equivalents and restricted cash shown above:

	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
Cash and cash equivalents	$17,132	$4,208	$4,945
Restricted cash included in other assets	866	986	742
Total cash, cash equivalents and restricted cash	$17,998	$5,194	$5,687

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
We are a leading value retailer of eyeglasses and contact lenses in the United States. We operated 1,082 and 1,013 retail optical locations in the United States and its territories as of the fiscal years ended December 29, 2018 and December 30, 2017, respectively, through our five store brands, including America’s Best Contacts and Eyeglasses (“America’s Best”), Eyeglass World, Vista Optical locations on U.S. Army/Air Force military bases (“Military”) and within Fred Meyer (“Fred Meyer”) stores, and our management and services arrangement with Walmart (“legacy”).
We sell contact lenses and optical accessory products to retail customers through our wholly owned e-commerce subsidiary, Arlington Contact Lens Service, Inc. (“AC Lens”). AC Lens operates several of its own proprietary retail web sites and web sites on behalf of certain independent retailers and insurance companies. AC Lens also distributes contact lenses at its cost to Walmart and Sam's Club store locations and earns a fulfillment fee per order shipped.
Our wholly-owned subsidiary is a specialized health maintenance organization (“HMO”), FirstSight Vision Services, Inc. (“FirstSight”) that is licensed as a single-service health plan under California law. FirstSight issues individual vision care benefit plans in connection with our America’s Best operations in California, and provides or arranges for the provision of optometric services at the offices next to certain Walmart stores throughout California.
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
References herein to “fiscal year 2018,” “fiscal year 2017,” and “fiscal year 2016,” relate to the 52 weeks ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.
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
Initial and Secondary Public Offerings
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
We primarily used the proceeds from the IPO to repay $125.0 million in outstanding aggregate principal amount of our second lien term loans and approximately $235.0 million of the outstanding principal amount of our Term Loan B under our first lien credit agreement and accrued and unpaid interest thereon. The repayment resulted in a retirement of debt in the amount of $353.3 million. Additionally, we paid $4.8 million of transaction related costs which are recorded as a charge against additional paid-in capital included in the consolidated balance sheets. The remaining $11.0 million of the proceeds was used for general corporate purposes, and payment of the termination fees described below.
NVI was party to a Monitoring Agreement, dated as of March 14, 2014, with KKR Sponsor and Berkshire Partners LLC (“Berkshire”), which was terminated automatically in accordance with its terms upon the completion of the IPO. The Company paid termination fees of approximately $3.6 million and $0.8 million to KKR Sponsor and Berkshire, respectively, recorded in selling, general and administrative expenses (“SG&A”) in the consolidated statements of operations. Affiliates of KKR Sponsor and Berkshire retained 58.2% and 13.6% ownership interest, respectively, in the Company after the IPO.
During fiscal year 2018, we completed three underwritten public offerings in which KKR Sponsor, Berkshire and certain management stockholders (“selling stockholders”) sold an aggregate of 42,914,852 shares of the Company’s common stock. The Company did not receive any proceeds from the offerings. However, the second and third offerings resulted in certain incentive compensation expenses relating to vesting of performance-based stock options and a payout under a non-executive long-term incentive plan. See Note 5. “Stock Incentive Plan” for details. Affiliates of KKR Sponsor and Berkshire retained 11.7% and 2.7% ownership interest, respectively, as of fiscal year end 2018.
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
Cash and Cash Equivalents
Cash consists of currency and demand deposits with financial institutions. We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. We maintain the majority of our cash and cash equivalents in one large national banking institution. Such amounts are in excess of federally insured limits. We also review cash balances on a bank by bank basis to identify book overdrafts. Book overdrafts occur when the amount of outstanding checks exceed the cash deposited at a bank. We reclassify book overdrafts, if any, to accounts payable in the accompanying consolidated balance sheets.
Accounts Receivable, Net
Accounts receivable associated with revenues consist primarily of trade receivables and credit card receivables. Trade receivables consist primarily of receivables from managed care payors and receivables from major retailers. While we have relationships with almost all vision care insurers in the United States and with all of the major carriers, currently, a relatively small number of payors comprise the majority of our managed care revenues, subjecting us to concentration risk. Trade receivables and credit card receivables are included in accounts receivable, net, on our consolidated balance sheets, and are presented separately in Note 2. “Details of Certain Balance Sheet Accounts.” Accounts receivable are reduced by allowances for amounts that may become uncollectible. Estimates of our allowance for uncollectible accounts are based on our historical and current operating, billing and collection trends. Bad debt expense recognized on our receivables were approximately $7.1 million, $8.0 million and $4.1 million for the fiscal years 2018, 2017 and 2016, respectively.

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Business and Significant Accounting Policies (continued)

Inventories
The cost of inventory is determined using the weighted average cost method. Inventories at retail stores are comprised of finished goods and are valued at the lower of cost or estimated net realizable value (“NRV”). Manufactured inventories are valued using absorption accounting which includes material, labor, other variable costs and other applicable manufacturing overhead. Inventory values are adjusted for estimated obsolescence and written down to NRV based on estimates of current and anticipated demand, customer preference, merchandise age, planned promotional activities, contact lens vendor return acceptance activity, and estimates of future retail sales prices. Shrinkage is estimated and recorded throughout the period as a percentage of cost of sales based on historical results and current inventory levels. Actual shrinkage is recorded throughout the year based upon periodic physical counts. See Note 2. “Details of Certain Balance Sheet Accounts” for further details.
The Company’s inventory consists primarily of contact lenses, eyeglass frames and unprocessed eyeglass lenses. A significant portion of our inventory is supplied by a small number of key vendors. During fiscal year 2018, 93% of contact lens expenditures were with three vendors, 52% of frame expenditures were with two vendors and 90% of lens expenditures were with one vendor. This exposes us to concentration of vendor risk.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets primarily include prepaid software maintenance and licensing fees, prepaid rent, prepaid advertising, prepaid insurance, supplies inventory and income taxes receivable.
Property and Equipment
Property and equipment (“P&E”) is stated at cost less accumulated depreciation. Depreciation associated with P&E is included in depreciation and amortization in the accompanying consolidated statements of operations. When we retire or otherwise dispose of P&E, the cost and related accumulated depreciation are removed from the accounts and any gain or loss on sale of such assets is included in SG&A in the consolidated statements of operations. Major replacements, remodeling, or betterments are capitalized. Expenditures for maintenance and repairs are charged to SG&A.
P&E is depreciated for financial accounting purposes using the straight-line method over the following estimated useful lives:

Buildings	34 years
Equipment	5 - 7 years
Information systems hardware and software (a)	2 - 5 years
Furniture and fixtures	6 years
Leasehold improvements(b)	10 years
P&E under capital leases (b)	10 years
____________
(a)
Costs of developing or obtaining software for internal use, such as direct costs of materials or services and internal payroll costs related to the software development projects, are capitalized to information systems hardware and software.

(b)
Depreciation of leasehold improvements is recognized over the shorter of the estimated useful life of the asset or the term of the lease. The term of the lease includes renewal options for additional periods if the exercise of the renewal is considered to be reasonably assured.

Goodwill and Intangible Assets
Indefinite-lived, non-amortizing intangible assets include goodwill and our trademarks and tradenames and are evaluated annually for impairment. Our annual testing date for impairment of goodwill and indefinite-lived intangible assets is the first day of the fourth fiscal quarter, which for fiscal years 2018 and 2017 was September 30, 2018, and October 1, 2017, respectively.
Definite-lived, amortizing intangible assets primarily consist of our contracts and relationships with certain retailers and our customer database tool. We amortize definite-lived intangible assets on a straight-line basis over their estimated useful lives, ranging from four to 23 years. Amortization expense associated with definite-lived intangible assets is included in depreciation and amortization in the accompanying consolidated statements of operations.

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Business and Significant Accounting Policies (continued)

Goodwill impairment is present if a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. We consider each of our operating segments to be reporting units. We estimate the fair value of our reporting units using the income approach, which is based on a discounted cash flow analysis and calculate the fair value of reporting units by estimating after-tax cash flows discounted using the Company’s consolidated weighted average cost of capital. The cash flows used in the analysis are based on financial forecasts developed internally by management and require significant judgment. The significant unobservable inputs used in the fair value measurement of the reporting units are revenue growth rate, cost of sales, payroll expense growth rate and other store expenses growth rate. These assumptions are sensitive to future changes in the business profitability, changes in our business strategy and external market conditions, among other factors. A decrease to the long term revenue growth rate assumption or an increase to the expense growth rate assumptions could require us to record additional impairment charges for goodwill, which could lead to decreased assets and reduced net income.
If impairment indicators related to amortizing intangible assets are present, we estimate cash flows expected to be generated over the remaining useful lives of the related assets based on current projections. If the projected net undiscounted cash flows are less than the carrying value of the related assets, we then measure impairment based on a discounted cash flow model and record an impairment charge as the excess of carrying value and estimated fair value.
We evaluate non-amortizing trademarks and trade names for impairment annually or whenever events or changes in circumstances indicate that those assets may be impaired. We use the relief-from-royalty method to estimate fair value, whereby an estimated royalty rate is determined based on comparable licensing arrangements, which is then applied to the revenue projections for the subject asset. The estimated fair value is calculated using a discounted cash flow analysis. We record an impairment charge as the excess of carrying value over estimated fair value.
See Note 3. “Goodwill and Intangible Assets” for further detail on impairment of goodwill and intangible assets.
Other Assets
Other non-current assets consist primarily of our investment in and loans to our equity method investee, below market leases, self-insurance recoveries and technology support service contracts.
Equity Method Investment
The Company has an investment in a private start-up company whose principal business is licensing software to eyeglass retailers. We evaluate the recoverability of our investment by first reviewing the investment for any indicators of impairment. If indicators are present, we estimate the fair value of the investment. If the carrying value of the investment exceeds the estimated fair value, we make an assessment of whether the impairment is other-than-temporary (“OTTI”). In making this assessment, we consider the length of time and the extent to which fair value has been less than cost and our intent and ability to retain our interest long enough for a recovery in market value. Based on our current year assessment, we did not identify OTTI in our equity method investment. See Note 9. “Equity in Net Assets of Non-Consolidated Investee,” for further discussion relating to this investment.
Fair Value Measurement of Assets and Liabilities (Non-Recurring Basis)
Non-financial assets such as P&E, intangible assets and goodwill are subject to nonrecurring fair value measurements if impairment indicators are present. Factors we consider important that could trigger an impairment review include a significant under-performance compared to expected operating results, a significant or adverse change in customer business climate, or a significant negative industry or economic trend.
Deferred Financing Costs and Loan Discounts
Costs incurred in connection with long-term debt which are paid directly to the Company’s lenders and to third parties are treated as debt discounts. Loan discounts are amortized over the term of the related financing agreement and included in interest expense in the accompanying consolidated statements of operations.
Self-Insurance Accruals
We are primarily self-insured for workers’ compensation, employee health benefits and general liability claims. We record self-insurance liabilities based on claims filed, including the development of those claims and an estimate of claims incurred but not yet reported. Should a different amount of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. We periodically update our estimates and record such adjustments in the period in which such determination is made. Self-insurance reserves are recorded in other payables and accrued expenses (current portion) and other non-current liabilities on an undiscounted basis in the accompanying consolidated balance sheets.

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Business and Significant Accounting Policies (continued)

We reinsure worker’s compensation and medical claims above our retention levels of $0.3 million per claim and $0.2 million per individual, respectively. Estimated recoveries from reinsurance are included in prepaid expenses and other current assets in the amounts of $0.8 million and $0.6 million (current portion) as of fiscal year end 2018 and fiscal year end 2017, respectively, and other assets in the amounts of $1.1 million and $1.0 million (non-current portion) as of fiscal year end 2018 and fiscal year end 2017, respectively, in the accompanying consolidated balance sheets. The accrued obligation for self-insurance programs was $8.1 million and $6.9 million (current portion) and $5.1 million and $4.6 million (non-current portion) as of fiscal year end 2018 and fiscal year end 2017, respectively.
Derivative Financial Instruments
The Company uses interest rate swaps to manage its exposure to adverse fluctuations in interest rates by converting a portion of our debt portfolio from a floating rate to a fixed rate. We designate our interest rate swaps as cash flow hedges and formally document our hedge relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transactions. We record all interest rate swaps in our consolidated balance sheets on a gross basis at fair value. Fair value represents estimated amounts we would receive or pay upon a termination of interest rate swaps prior to their scheduled expiration dates. The fair value was based on information that is model-driven and whose inputs were observable (Level 2 inputs). We do not hold or enter into financial instruments for trading or speculative purposes.
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
To manage credit risk associated with our interest rate hedging program, we select counterparties based on their credit ratings and limit our exposure to any single counterparty. The counterparties to our derivative contracts are major domestic financial institutions with investment grade credit ratings. The impact of credit risk, as well as the ability of each party to fulfill its obligations under our derivative financial instruments, is considered in determining the fair value of the contracts. Credit risk has not had a significant effect on the fair value of our derivative instruments. We do not have any credit risk-related contingent features or collateral requirements associated with our derivative contracts. See Note 13. “Interest Rate Derivatives” for further details.
Accumulated Other Comprehensive Loss
AOCL is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive loss, net of income tax, is entirely comprised of the cumulative unrealized loss on our hedging instruments. See Note 16. “Accumulated Other Comprehensive Loss” for details of reclassifications out of AOCL.
Revenue Recognition
Product revenues include sales of prescription and non-prescription eyewear, contact lenses, related accessories to retail customers (including those covered by managed care) and sales of inventory in which our customer is another retail entity. Revenues from services and plans include eye exams, eye-care club membership fees, product protection plans (i.e. warranties) and HMO membership fees. Service revenue also includes fees we earn for managing certain Vision Centers and performing laboratory processing services for our legacy partner.
At our America’s Best brand, our signature offer is two pairs of eyeglasses and a free eye exam for one low price (“two-pair offer”). Since an eye exam is a key component in the ability for acceptable prescription eyewear to be delivered to a customer, we concluded that the eye exam service, while capable of being distinct from the eyeglass product delivery, was not distinct in the context of the two-pair offer. As a result, we do not allocate revenue to the eye exam associated with the two-pair offer, and we record all revenue associated with the offer in owned & host net product sales when the customer has received and accepted the merchandise.
Our retail customers generally make payments for prescription eyewear products at the time they place an order. Amounts we collect in advance for undelivered merchandise are reported as unearned revenue in the accompanying consolidated balance sheets. Unearned revenue at the end of a reporting period is estimated based on processing and delivery times throughout the current month and generally ranges from four to 10 days with most sales having an average processing versus delivery time difference of seven to eight days. All unearned revenue at the end of a reporting period is recognized in the next fiscal period

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Business and Significant Accounting Policies (continued)

Revenue is recognized net of sales taxes and returns. The returns allowance is based on historical return patterns. Provisions for estimated returns are established and the expected costs continue to be recognized as contra-revenue when the products are sold.
Refer to Note 7. “Revenue from Contracts With Customers” for further details of our revenues.
Costs Applicable To Revenue
Costs applicable to revenue consist primarily of cost of products sold and costs of administering services and plans. Costs of products sold include (i) costs to procure non-prescription eyewear, contacts and accessories which we purchase and sell in their finished form, (ii) costs to manufacture finished prescription eyeglasses, including direct materials, labor and overhead and (iii) remake costs, warehousing and distribution expenses and internal transfer costs. Costs of services and plans include costs associated with warranty programs, eye-care club memberships, HMO memberships, eye-care practitioner and eye exam technician payroll, taxes and benefits and optometric and other service costs. Depreciation and amortization are excluded from costs applicable to revenue and are presented as separate items on the accompanying consolidated statements of operations.
As a component of the Company's procurement program, the Company frequently enters into contracts with its vendors that provide for payments of rebates or other allowances. These vendor payments are reflected in the carrying value of the inventory when earned or as progress is made toward earning the rebate or allowance and as a component of cost of products as the inventory is sold.
Selling, General and Administrative Expenses
SG&A includes store associate payroll, taxes and benefits, occupancy and other store expenses, advertising and promotion, field supervision, and corporate support. Advertising and promotion costs, including online marketing arrangements, newspaper, direct mail, television and radio, are recorded in SG&A and expensed at the time the advertising first occurs. Production costs of future media advertising and related promotional campaigns are deferred until the advertising events occur. Non-capital expenditures associated with opening new stores, including rent, store remodels, marketing expenses, travel and relocation costs, and training costs, are recorded in SG&A as incurred.
Advertising expenses were $107.5 million, $93.2 million and $85.4 million for fiscal years 2018, 2017 and 2016, respectively.
Leases
We lease our retail stores, optometric examination offices, distribution centers, vehicles, office space and optical laboratories, with the exception of our St. Cloud, Minnesota lab, which we own. Rent expense on operating leases is recorded in SG&A on a straight-line basis over the term of the lease, commencing on the date the Company obtains the right to use the leased property. Generally, the Company is required to pay base rent, real estate taxes, maintenance and insurance. Certain of our lease agreements include rent holidays and rent escalation provisions and may include contingent rent provisions for sales in excess of specified levels. The Company recognizes rent holidays, including the time period during which the Company has control of the property prior to the opening of the store, as well as escalating rent provisions, as deferred rent expense and amortizes these balances on a straight-line basis over the term of the lease. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years or more. The lease term includes renewal option periods when the renewal is reasonably assured, and is consistent with the depreciable life of corresponding leasehold improvements. Deferred rent is included in non-current other liabilities on the accompanying consolidated balance sheets.
For capital leases, a lease asset is recorded as P&E and corresponding amounts are recorded as debt obligations at an amount equal to the lesser of the net present value of minimum lease payments to be made over the lease term or the fair value of the property. The Company allocates capital lease payments to reductions in the lease obligation and interest expense using the effective interest method.
See Note 4. “Long-term Debt” for further details related to our capital lease commitments and Note 12. “Commitments and Contingencies” for further details related to our operating lease commitments.
Tenant improvement allowances (“TIAs”) are contractual amounts received by a lessee from a lessor for improvements made to leased properties by the lessee. TIAs are recorded in other non-current liabilities in the accompanying consolidated balance sheets, and are amortized as a reduction in rental expense over the life of the respective leases. Receivables for TIA’s are recorded in accounts receivable in the accompanying consolidated balance sheets.

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Business and Significant Accounting Policies (continued)

In the event a leased store is closed before the expiration of the lease, the discounted remaining lease obligation (less estimated sublease rental income), asset impairment charges related to improvements and fixtures, inventory write-downs and other miscellaneous expenses are recognized when the store closes. Accruals for store closure costs are recorded in current and non-current other liabilities in the accompanying consolidated balance sheets and are not material.
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
Impairment of P&E
We evaluate impairment of long-lived tangible store assets at the store level, which is the lowest level at which independent cash flows can be identified, when events or conditions indicate the carrying value of such assets may not be recoverable. If the store's projected undiscounted net cash flows expected to be generated by the related assets over the shorter of the remaining useful life or the remaining term of the lease are less than the carrying value of the subject assets, we then measure impairment based on a discounted cash flow model and record an impairment charge as the excess of carrying value and estimated fair value using Level 3 fair valuation inputs.
As a result of our tests for impairment of our long-lived tangible store assets classified as held and used, an impairment of $2.5 million, $1.6 million and $1.2 million was recorded for fiscal years 2018, 2017 and 2016, respectively. There was $0.1 million remaining fair value of the assets that were impaired during fiscal year 2018 and no remaining fair value of the assets that were impaired during fiscal year 2017.
We assess non-store tangible assets, including capitalized software costs in use or under development, for impairment if events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. During fiscal years 2018 and 2016 there was no impairment of capitalized software. There was $1.5 million in impairment of capitalized software during fiscal year 2017.
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
We establish a liability for tax positions for which there is uncertainty as to whether the position will ultimately be sustained. We assess our tax positions by determining whether it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authorities, including resolution of any related appeals or litigation, based solely on the technical merits of the position. These calculations and assessments involve estimates and judgments because the ultimate tax outcomes are uncertain and future events are unpredictable. See Note 6. “Income Taxes” for further details.

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Business and Significant Accounting Policies (continued)

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Legislation”) was enacted into law. We are required to recognize the effect of tax law changes in the period of enactment, such as re-measuring and reassessing the net realizability of our deferred tax assets and liabilities. Pursuant to SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Legislation, the Company recognized provisional effects of the enactment of the Tax Legislation for which measurement could be reasonably estimated as of fiscal year end 2017. For fiscal year 2018, the Company recorded adjustments to the provisional estimates related to depreciation expense. The adjustments to the provisional estimates of fiscal year end 2017 did not materially impact the effective tax rate of the Company during fiscal year 2018. See Note 6. “Income Taxes” for additional information.
Adoption of New Accounting Pronouncements
Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 provides new guidance related to the core principle that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments.
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
The Company adopted this new guidance in the first quarter of 2018 using the modified retrospective transition method. The adoption resulted in a $14.0 million and $11.8 million decrease in current and non-current deferred revenue, respectively, for certain contracts where we satisfy performance obligations over time and a related $6.8 million increase in deferred income tax liability, resulting in a net $19.0 million increase to retained earnings on the consolidated balance sheet as of December 30, 2017. Under previous guidance, we recognized revenue for eyecare club memberships on a ratable basis over the service period. Currently, we have selected the portfolio approach because our historical club membership data demonstrated that our club customers behave similarly, such that the difference between the portfolio approach and applying ASC 606 to each contract is not material. This change did not have a significant impact on our ongoing consolidated results of operations and the cumulative effect and the impact on revenues is described in Note 7. “Revenue From Contracts with Customers”.
Our results of operations for the reported periods after December 30, 2017 are presented under this amended guidance, while prior period amounts are not adjusted and continue to be reported in accordance with historical accounting guidance. Adoption of this new guidance did not result in significant changes to our business processes, systems or controls, or have a material impact on our results of operations and cash flows. The impact of adopting the amended guidance primarily relates to the timing of revenue recognition for our eyecare club memberships, which comprised approximately 3% of our consolidated net revenue during each of the most recent three fiscal years. See Note 7. “Revenue From Contracts with Customers” for additional information.

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Business and Significant Accounting Policies (continued)

The following table summarizes the cumulative effect of adoption of ASC 606 on the Company’s consolidated balance sheet as of December 29, 2018, which reflects the change in timing of revenue recognition relating to eyecare club memberships.

In thousands	With ASC 606 Adoption	Without ASC 606 Adoption	Impact of Adoption
Current liabilities:
Deferred revenue	$52,144	$67,435	$(15,291)
Total current liabilities	$211,652	$226,943	$(15,291)
Other non-current liabilities:
Deferred revenue	$20,134	$31,926	$(11,792)
Deferred income taxes, net	$61,940	$55,002	$6,938
Total other non-current liabilities	$136,038	$140,892	$(4,854)
Stockholders' equity:
Retained earnings	$74,840	$54,695	$20,145
Total stockholders' equity	$743,154	$723,009	$20,145
The following table summarizes the impact of adoption on the Company’s consolidated statement of operations for the year ended December 29, 2018:

In thousands, except earnings per share	With ASC 606 Adoption	Without ASC 606 Adoption	Impact of Adoption
Revenue:
Net sales of services and plans	$267,242	$265,935	$1,307
Total net revenue	$1,536,854	$1,535,547	$1,307
Income from operations	$42,351	$41,044	$1,307
Earnings before income taxes	$4,868	$3,561	$1,307
Income tax provision (benefit)	$(18,785)	$(19,119)	$334
Net income	$23,653	$22,680	$973
Earnings per share:
Basic	$0.31	$0.30	$0.01
Diluted	$0.30	$0.29	$0.01
There were no other material impacts on our consolidated financial statements as a result of our adoption of this new guidance.
Restricted Cash. In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash. This new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted this new guidance during the first quarter of 2018 using full retrospective application to each period presented. The adoption of this new guidance did not have a material impact on the Company’s financial condition, results of operations, or cash flows.
Share Based Payment Accounting. In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This new guidance expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The Company adopted this new guidance effective beginning of fiscal year 2018. The adoption of this new guidance did not have a material impact on Company’s financial condition, results of operations, or cash flows.

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Business and Significant Accounting Policies (continued)

Future Adoption of Accounting Pronouncements
Lease. In February 2016, the FASB issued ASU No. 2016-02, Leases. This new guidance establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with such classification affecting the pattern of expense recognition in the statement of operations. Disclosure of key information about leasing arrangements will also be required. This new guidance is effective for fiscal years beginning after December 15, 2018, and interim reporting periods within that fiscal year. In July 2018, the FASB issued ASU 2018-11, “Leases: Targeted Improvements,” as an amendment to ASU 2016-02, “Leases,” which provides entities with an additional transition method to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We will adopt the accounting standard using a modified retrospective transition approach in the first quarter of 2019, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented, and will elect the package of practical expedients, short-term practical expedient and the expedient to not separate lease components from non-lease components. We currently believe the most significant impact of adopting this ASU relates to recording operating lease liabilities and related ROU assets estimated to be between $325.0 million and $345.0 million on the consolidated balance sheet as of December 30, 2018. The Company does not expect the adoption of this new guidance to have a significant impact on the recognition, measurement or presentation of lease expenses within our consolidated statements of operations.
Other Comprehensive Income. In February 2018, the FASB issued Accounting Standards Update ASU 2018-02, Income Statement–Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). This guidance allows for an optional reclassification from accumulated other comprehensive income or loss to retained earnings for stranded tax effects as a result of the newly enacted federal corporate income tax rate under the Tax Legislation. This guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We will adopt the guidance during the first quarter of fiscal year 2019, and do not expect to reclassify the stranded income tax benefit resulting from adoption of the Tax Legislation from AOCL into earnings until the maturity of our interest rate derivative contracts. No other impact to the Company’s financial condition, result of operations, or cash flows is expected.
Cloud Computing. In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This new guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. The amendments in this new guidance may be applied either retrospectively or prospectively. The Company is in the process of assessing the new guidance.
Correction of Errors in Previously Issued Financial Statements
In conjunction with fiscal 2018 year end financial reporting process, the Company identified errors in its previously issued consolidated financial statements related to lease accounting, specifically the accounting for tenant improvement allowances, straight-line rent and leasehold improvements. For certain leases, we depreciated leasehold improvements over a period longer than the remaining lease term. In addition, rent expense was understated as a result of amortizing tenant improvement allowances and recording straight-line rent adjustments over a period that differed from the lease term, which was determined giving consideration to those renewal periods that were reasonably assured of being exercised.
In accordance with SEC Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (codified as Topic 1-N), the Company concluded that the correction of the errors was not material to any of its previously issued annual or interim financial statements. The Company has revised its previously issued consolidated financial statements contained in this Annual Report on Form 10-K to correct the effect of these immaterial errors for the corresponding periods. Accordingly, for these prior periods we revised the affected line items of our consolidated balance sheets, consolidated statements of operations and comprehensive income, consolidated statements of stockholders’ equity, and consolidated statements of cash flows.
The correction of the errors resulted in a $0.9 million increase in accumulated deficit as of January 2, 2016.

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Business and Significant Accounting Policies (continued)

The following table presents the impact of these corrections on affected consolidated statements of operations and comprehensive income line items for the years ended December 30, 2017 and December 31, 2016:

	Fiscal Year 2017			Fiscal Year 2016
In thousands, except earnings per share	As Previously Reported	Adjustments	As Corrected	As Previously Reported	Adjustments	As Corrected
Operating Expenses:
Selling, general and administrative expenses	$597,924	$2,086	$600,010	$524,238	$1,631	$525,869
Depreciation and amortization	$61,115	$859	$61,974	$51,993	$684	$52,677
Total operating expenses	$671,106	$2,945	$674,051	$585,030	$2,315	$587,345
Income from operations	$67,236	$(2,945)	$64,291	$66,384	$(2,315)	$64,069
Earnings before income taxes	$7,173	$(2,945)	$4,228	$27,292	$(2,315)	$24,977
Income tax provision (benefit)	$(38,647)	$(263)	$(38,910)	$12,534	$(900)	$11,634
Net income	$45,820	$(2,682)	$43,138	$14,758	$(1,415)	$13,343
Earnings per share:
Basic	$0.77	$(0.05)	$0.72	$0.26	$(0.02)	$0.24
Diluted	$0.74	$(0.04)	$0.70	$0.26	$(0.03)	$0.23
Comprehensive income:	$50,508	$(2,682)	$47,826	$11,486	$(1,415)	$10,071
The following table presents the impact of these corrections on affected consolidated balance sheet line items as of December 30, 2017:

	As of December 30, 2017
In thousands	As Previously Reported	Adjustments	As Corrected
Property and equipment, net	$304,132	$(1,852)	$302,280
Total non-current assets	$1,421,314	$(1,852)	$1,419,462
Total assets	$1,583,791	$(1,852)	$1,581,939
Other liabilities	$46,044	$4,858	$50,902
Deferred income taxes, net	$73,648	$(1,722)	$71,926
Total other non-current liabilities	$150,914	$3,136	$154,050
Retained earnings	$37,145	$(4,988)	$32,157
Total stockholders’ equity	$659,588	$(4,988)	$654,600
Total liabilities and stockholders’ equity	$1,583,791	$(1,852)	$1,581,939

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Business and Significant Accounting Policies (continued)

The following table presents the impact of these corrections on affected consolidated statements of cash flows line items for fiscal years ended December 30, 2017 and December 31, 2016:

	Fiscal Year 2017			Fiscal Year 2016
In thousands	As Previously Reported	Adjustments	As Corrected	As Previously Reported	Adjustments	As Corrected
Net income	$45,820	$(2,682)	$43,138	$14,758	$(1,415)	$13,343
Depreciation and amortization	$61,115	$859	$61,974	$51,993	$684	$52,677
Deferred income tax expense (benefit)	$(39,734)	$(263)	$(39,997)	$11,181	$(900)	$10,281
Changes in operating assets and liabilities: Other liabilities	$12,879	$2,086	$14,965	$9,406	$1,631	$11,037
2. Details of Certain Balance Sheet Accounts

In thousands	As of December 29, 2018	As of December 30, 2017
Accounts receivable, net:
Trade receivables	$27,356	$28,862
Credit card receivables	16,636	10,459
Tenant improvement allowances receivable	5,149	4,794
Other receivables	4,206	2,936
Allowance for uncollectible accounts	(2,612)	(3,858)
	$50,735	$43,193

In thousands	As of December 29, 2018	As of December 30, 2017
Inventories:
Raw materials and work in process (1)	$59,946	$43,953
Finished goods	56,076	47,198
	$116,022	$91,151
(1) Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not separately present raw materials and work in process.

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
2. Details of Certain Balance Sheet Accounts (continued)

In thousands	As of December 29, 2018	As of December 30, 2017
Property and equipment, net:
Land and building	$3,632	$3,608
Equipment	160,958	136,876
Information systems hardware and software	101,809	83,212
Furniture and fixtures	48,992	42,708
Leasehold improvements	186,499	155,369
Construction in progress	40,697	18,375
Property under capital leases	25,446	11,756
	568,033	451,904
Less accumulated depreciation	212,916	149,624
	$355,117	$302,280

In thousands	As of December 29, 2018	As of December 30, 2017
Other payables and accrued expenses:
Employee compensation and benefits	$20,529	$21,134
Self-insurance reserves	8,117	6,854
Capital expenditures	14,078	10,782
Advertising	2,076	2,900
Reserves for customer returns and remakes	4,645	4,565
Legacy management and services agreement	5,383	6,000
Fair value of derivative liabilities	3,130	6,969
Supplies and other store support expenses	4,929	3,014
Litigation settlements	3,938	3,942
Other	14,179	11,451
	$81,004	$77,611

In thousands	As of December 29, 2018	As of December 30, 2017
Other non-current liabilities:
Fair value of derivative liabilities	$3,505	$9,155
Tenant improvements (1)	30,851	25,854
Deferred rental expenses	11,926	9,144
Self-insurance reserves	5,114	4,564
Other	2,568	2,185
	$53,964	$50,902
(1) Obligations for tenant improvements are amortized as a reduction of rental expense over the life of the respective leases.
3. Goodwill and Intangible Assets
During the fourth quarter of fiscal year 2018, as a result of our annual goodwill impairment test, we fully impaired the remaining carrying value of goodwill at Fred Meyer and Military of $11.4 million and $3.7 million, respectively. Management lowered the revenue growth rate assumptions at Fred Meyer and Military resulting in the fair values at these reporting units to be lower than their carrying values. The lower revenue growth rate assumptions at Fred Meyer and Military were primarily the result of recent sales underperformance resulting from decreases in projected customer transaction volume.

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
3. Goodwill and Intangible Assets (continued)

Fair value exceeded carrying value by a substantial margin (in excess of 75%) for America’s Best and Eyeglass World. Legacy fair value exceeded carrying value by 21% and represents 8% of consolidated goodwill. No goodwill impairment was identified during fiscal year 2017. A goodwill impairment of $3.3 million was identified at the AC Lens reporting unit for fiscal year 2016.
The gross carrying amount and accumulated impairment of Company’s goodwill balances for 2018 and 2017 are as follows:

	As of December 29, 2018		As of December 30, 2017
In thousands	Gross Carrying Amount	Accumulated Impairment	Gross Carrying Amount	Accumulated Impairment
Owned & Host Segment	$736,901	$(19,357)	$736,901	$(4,226)
Legacy Segment	60,069	—	60,069	—
Corporate/Other	8,107	(8,107)	8,107	(8,107)
	$805,077	$(27,464)	$805,077	$(12,333)
No impairment of indefinite-lived or definite-lived intangible assets was identified during fiscal years 2018 and 2017. We recorded impairment of $1.3 million in definite-lived intangible assets during fiscal year 2016 at AC Lens.
Indefinite-lived, non-amortizing intangible assets by major asset class are as follows:

In thousands	As of December 29, 2018	As of December 30, 2017
Trademarks and trade names:
America's Best	$200,547	$200,547
Eyeglass World	40,000	40,000
	$240,547	$240,547
Definite-lived, amortizing intangible assets by major asset class are as follows:

	As of December 29, 2018			As of December 30, 2017
In thousands	Gross Carrying Amount	Accumulated Amortization	Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Remaining Life (Years)
Contracts and relationships:
Legacy	$65,000	$28,359	6	$65,000	$22,470	7
Fred Meyer	35,000	7,303	18	35,000	5,787	19
Customer database	4,400	4,224	—	4,400	3,347	1
Other	738	720	—	738	631	1
	$105,138	$40,606		$105,138	$32,235

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
3. Goodwill and Intangible Assets (continued)

Aggregate amortization expense is included in depreciation and amortization in the accompanying consolidated statements of operations. Aggregate future estimated amortization expense is shown in the following table:

Fiscal Year	In thousands
2019	$7,598
2020	7,547
2021	7,405
2022	7,405
2023	7,405
Thereafter	27,172
$64,532
4. Long-term Debt
Long-term debt consists of the following:

In thousands	As of December 29, 2018	As of December 30, 2017
First Lien - Term Loan B, due November 20, 2024	$364,300	$568,575
First Lien - Term Loan A, due October 9, 2023	200,000	—
Total term loans before unamortized discount	564,300	568,575
Unamortized discount	(10,673)	(11,322)
Total term loans	553,627	557,253
Less current maturities	(5,000)	(5,700)
Term loans - non-current portion	548,627	551,553
Capitalized lease obligations	24,485	11,985
Less current maturities	(2,567)	(1,558)
Long-term debt, less current portion and unamortized debt discount	$570,545	$561,980
The dividend discussed in Note 8. “Related Party Transactions” was funded with $175.0 million in borrowed funds under the Company’s first lien credit agreement, which was then repaid with IPO proceeds, as discussed in Note 1. "Business and Significant Accounting Policies".
Scheduled annual maturities of debt are as follows:

Fiscal Year	In thousands
2019	$5,000
2020	5,000
2021	5,000
2022	10,000
2023	175,000
Thereafter	364,300
$564,300

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

4. Long-term Debt (continued)

First Lien - Term Loan B
On October 31, 2017 and November 20, 2017, the credit agreement dated as of March 13, 2014, among Nautilus Acquisition Holdings, Inc., a wholly-owned subsidiary of the Company, NVI, as borrower, Goldman Sachs Bank USA, as administrative agent, collateral agent, and letter of credit issuer, and the lenders from time to time party thereto and the other parties thereto (as amended, restated, supplemented or otherwise modified from time to time, the “first lien credit agreement”) was amended pursuant to separate joinder and amendment agreements (collectively, the “Amendments”) to, among other things, (a) establish new first lien term loans (“First Lien - Term Loan B”) in an aggregate principal amount of $570.0 million to refinance all of the first lien term loans outstanding immediately prior to the amendment, (b) extend the maturity of such term loans to November 20, 2024 and (c) reprice the rates applicable to such term loans by amending the definition of Applicable Margin (as defined in the first lien credit agreement). The Amendments further provide that the Applicable Margins for First Lien - Term Loan B will be based on NVI’s public corporate credit rating from Moody’s as follows: (i) if NVI’s rating is lower than Ba3 (stable), the Applicable Margin will be 2.75% for LIBOR Loans and 1.75% for ABR Loans and (ii) if NVI’s rating is Ba3 (stable) or better, the Applicable Margin will step down to 2.50% for LIBOR Loans and 1.50% for ABR Loans, as specified in the Amendments. We are required to prepay an amount equal to 50% of the preceding fiscal year’s excess cash flow, as defined in the agreement. The required prepayment is reduced to 25% of the preceding year’s excess cash flow if our consolidated earnings before interest, tax, depreciation and amortization (“Credit Agreement EBITDA”) ratio, as defined in the agreement, is less than or equal to 4.25 to 1.00. No prepayment is required if such ratio is less than or equal to 4.00 to 1.00. We have not been required to make a prepayment related to our first lien credit agreement.
First Lien - Term Loan B contains covenants that, among other things, limit our ability to incur additional debt, create liens against our assets, make acquisitions, pay dividends or distributions on our stock, merge or consolidate with another entity and transfer or sell assets.
On September 7, 2018, Moody’s announced that it had upgraded NVI’s public corporate credit rating from B1 to Ba3 (stable) and as a result, the Applicable Margin to LIBOR for this term loan decreased from 2.75% to 2.50%. Additionally, $200.0 million of the proceeds from the issuance of new term loans in the current year as described below, was used to prepay a portion of First Lien - Term Loan B on October 9, 2018. As a result of the $200.0 million prepayment, no required principal payments are due until November 24, 2024.
First Lien - Term Loan A
On October 9, 2018 (the “Closing Date”), our first lien credit agreement, dated as of March 13, 2014 (as amended, the “Credit Agreement”), was amended pursuant to a joinder and amendment agreement (the “October 2018 Joinder”) to, among other things, (i) establish new first lien term loans in an aggregate principal amount of $200.0 million (“First Lien - Term Loan A”) to prepay a portion of First Lien - Term Loan B outstanding immediately prior to the Closing Date, (ii) set the maturity of such term loans to October 9, 2023 and (iii) set the rates applicable to such term loans. Pursuant to the October 2018 Joinder, the initial new Applicable Margins are (i) 1.75% for the new first lien term loans that are LIBOR Loans (as defined in the Credit Agreement) and (ii) 0.75% for the new first lien term loans that are ABR Loans (as defined in the Credit Agreement).
The October 2018 Joinder further provides that following the Closing Date, the above Applicable Margins for First Lien - Term Loan A will be based on either (x) NVI’s total leverage ratio or (y) NVI’s public corporate credit rating from Moody’s and/or NVI’s public corporate credit rating from S&P as follows: (a) if NVI’s total leverage ratio is less than 2.00 to 1.00 or NVI’s rating is either Ba2 (stable) or better from Moody’s or BB (stable) or better from S&P, the Applicable Margin will be 1.25% for LIBOR Loans and 0.25% for ABR Loans, (b) if NVI’s total leverage ratio is equal to or greater than 2.00 to 1.00, but less than 2.50 to 1.00, or NVI’s rating is BB- (stable) from S&P, the Applicable Margin will be 1.50% for LIBOR Loans and 0.50% for ABR Loans and (c) if NVI’s total leverage ratio is equal to or greater than 2.50 to 1.00, the Applicable Margin will be 1.75% for LIBOR Loans and 0.75% for ABR Loans, as specified in the October 2018 Joinder. First Lien - Term Loan A will amortize in equal quarterly installments equal to 2.50% per annum in the first three years of the loan and 5.00% per annum thereafter.
In addition, pursuant to the October 2018 Joinder, solely with respect to the First Lien - Term Loan A, commencing on the fiscal quarter ending on December 29, 2018, the Company will not permit (i) the Consolidated Total Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of the Company to be greater than 4.75 to 1.00 or (ii) the Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of the Company as of the last day of any fiscal quarter of the Company to be less than 3.00 to 1.00.

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

4. Long-term Debt (continued)

First Lien - Revolving Credit Facility
The first lien credit agreement provides for a revolving credit facility which was amended in October 2017 pursuant to a joinder and amendment agreement to (a) increase the size of the credit facility from $75.0 million to $100.0 million and (b) extend the maturity of such facility to October 15, 2022. Amounts borrowed under the revolving credit facility bear interest, at our election, at either 2.00% over ABR or 3.00% over LIBOR. These interest rate spreads will decline to 1.75% and 2.75%, respectively, if our Credit Agreement EBITDA ratio declines to 4.25 to 1.00 or less, and the spreads will further decline to 1.50% and 2.50%, respectively, if such ratio declines to 3.75 to 1.00 or less. We may use up to $20.0 million of the revolving credit facility to issue letters of credit. Letter of credit fees accrue at the same rate as the then-applicable LIBOR spread. Our credit agreement also provides that, if aggregate borrowings (inclusive of certain letters of credit) under our revolving credit facility exceed 30% of the total revolving commitment, the ratio of debt under our first lien credit agreement to Credit Agreement EBITDA may not, on the last day of the applicable measurement period, exceed 7.75 to 1.00.
Capital Leases
Our obligations under capital leases are included in the consolidated balance sheets as long-term debt, less current portion and debt discount (non-current portion) and current maturities of long-term debt (current portion). Future minimum lease payments required under our capital leases as of fiscal year end 2018 are as follows:

	Fiscal Year	In thousands
	2019	$5,786
	2020	5,500
	2021	5,395
	2022	5,324
	2023	4,346
	Thereafter	13,062
Total minimum lease payments		39,413
Less: Amount representing interest		(14,928)
Present value of net minimum lease payments		24,485
Less: Current maturities of capital lease obligations		(2,567)
Capital lease obligations - non-current portion		$21,918
5. Stock Incentive Plans
2014 Stock Incentive Plan
In 2014, our Board of Directors and stockholders of the Company approved the 2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its Subsidiaries (the “2014 Stock Incentive Plan”). Only stock options to purchase common stock of NVHI have been granted under the 2014 Stock Incentive Plan. The Board of Directors determined the exercise price of service-based and performance-based options on the basis of the fair value of the common stock as of the grant date. Due to the limited number of participants in the plan and high levels of retention among participants, forfeitures of outstanding service-based options are not expected to be material. Therefore, all service-based options outstanding at fiscal year end 2018 are expected to vest. Service-based and performance-based options have a contractual maturity of 10 years.
There were 10,988,827 stock options authorized for issuance pursuant to the 2014 Stock Incentive Plan, of which 6,618,288 are issued and outstanding, and 468,975 are authorized but unissued as of fiscal year end 2018.
Performance-based awards under the 2014 Stock Incentive Plan
Vesting of performance-based options is conditional upon the achievement by KKR Sponsor, with respect to its investment in the Company, of both a minimum internal rate of return and a minimum multiple of invested capital and then increases proportionally as the multiple of invested capital increases up to a defined target. Compensation expense of $16.1 million and $0.4 million was recorded during fiscal years 2018 and 2017, respectively, from the achievement of vesting conditions resulting from secondary offerings previously discussed in Note 1. “Business and Significant Accounting Policies.” No compensation expense was recorded relating to performance-based options for fiscal year

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

5. Stock Incentive Plans (continued)

2016 since achievement of vesting conditions was not considered probable. Secondary offerings also resulted in $7.0 million of cash compensation expense associated with a non-executive long-term incentive plan for fiscal year 2018, which is included in SG&A in the accompanying statement of operations.
The following table summarizes performance-based stock option activity:

	Number of Options Outstanding	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding options at December 30, 2017	6,524,152	6.07
Exercised	(2,051,033)	5.87
Forfeited	(329,338)	5.33
Outstanding options at December 29, 2018	4,143,781	6.23	5.91	$94,291
Vested and exercisable at December 29, 2018	1,737,952	5.87	5.79	$40,172
There were no grants of performance-based options during fiscal year 2018. The weighted average grant date fair value of performance-based options granted during fiscal years 2017 and 2016 was $3.68 and $3.49, respectively. The fair value of performance-based options vested during fiscal years 2018 and 2017 was $16.1 million and $0.4 million, respectively. No vesting of performance-based options occurred during fiscal year 2016. The aggregate intrinsic value of performance-based options exercised during fiscal year 2018 was $70.2 million. No performance-based options were exercised during fiscal years 2017 and 2016.
The grant date fair value of performance-based shares was estimated using Monte Carlo simulation assuming expected term range of 2.37 to 5.00 years, expected volatility range of 46.9% to 65.8% and expected risk free interest rate of 1.19% to 1.51%.
Service-based awards under the 2014 Stock Incentive Plan
Substantially all service-based options vest in 20% annual increments on each of the first five anniversaries of the grant date. The Company has selected an accelerated method of recording compensation expense associated with service-based options, whereby the total grant date fair value of the awards is amortized 46%, 25%, 16%, 9%, and 4% for years one through five, respectively.
The Company recorded $3.1 million, $4.4 million and $4.3 million of compensation expense associated with service-based stock options in SG&A in the accompanying consolidated statements of operations during fiscal years 2018, 2017 and 2016, respectively.

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

5. Stock Incentive Plans (continued)

The following table summarizes service-based stock option activity (amounts reflect the effects of modifications to exercise prices resulting from the recapitalization dividend discussed in Note 8. “Related Party Transactions”):

	Number of Options Outstanding	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding options at December 30, 2017	3,822,915	7.22
Exercised	(1,278,223)	5.67
Forfeited	(70,185)	7.42
Outstanding options at December 29, 2018	2,474,507	8.02	6.26	$51,877
Vested and exercisable at December 29, 2018	1,212,053	7.35	5.81	$26,219
There were no grants of service-based options during fiscal year 2018. The weighted average grant date fair value of service-based options granted during fiscal years 2017 and 2016 was $9.01 and $8.58, respectively. The fair value of service-based options vested during fiscal years 2018, 2017 and 2016 was $5.6 million, $4.6 million and $4.3 million, respectively. The aggregate intrinsic value of service-based options exercised during fiscal years 2018, 2017 and 2016 was $39.6 million, $1.5 million and $0.3 million, respectively.
As of December 29, 2018, unrecognized compensation cost related to nonvested shares is $2.7 million expected to be recognized over 1.70 years.
The fair value of service-based stock option grants was estimated at the grant date using the Black-Scholes-Merton option pricing model with assumed expected term of 6.5 years, expected volatility of 60.4% and risk free interest rate of 1.6% to 2%.
The expected term was based on the mid-point between the weighted average time to vesting and the contractual time to maturity. Since all options granted in the 2014 Stock Incentive Plan were issued prior to the IPO, expected volatility was based on the volatility of comparable publicly traded companies. The risk free interest rate was based on the U.S. Treasury yield curve. The dividend yield was based on our expectation of not paying dividends on the common stock of NVHI for the foreseeable future.
Vision Holding Corp. Amended and Restated 2013 Equity Incentive Plan
As of December 30, 2017 there were 169,049 options outstanding with a maximum contractual life of 10 years. During fiscal year ended December 29, 2018, there were 152,619 options exercised under the Vision Holding Corp. Amended and Restated 2013 Equity Incentive Plan at a weighted average exercise price of $1.66 and an intrinsic value of $6.1 million. As of fiscal year end 2018, there were 16,430 options remaining that are vested and outstanding at a weighted average exercise price of $1.66, a weighted average remaining contractual life of 5.20 years and an intrinsic value of $0.5 million. There was no expense associated with these options for fiscal years 2018, 2017 and 2016 since the options were fully vested prior to fiscal year 2016.
2017 Omnibus Incentive Plan
In connection with the IPO, on October 23, 2017 the Company’s Board of Directors adopted, and its stockholders approved, the National Vision Holdings, Inc. 2017 Omnibus Incentive Plan (the “2017 Omnibus Incentive Plan”) in October 2017. The total number of shares of common stock that may be issued under the plan is 4,000,000. The plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, other equity-based awards and other cash-based awards to our employees, directors, officers, consultants and advisers. The maximum contractual period of shares granted under the plan is 10 years.
During fiscal year 2017, we granted stock options to purchase 92,443 shares of our common stock at an exercise price of $22.00 per share to a named executive officer. The grant date fair value of the award was $0.8 million, with three year vesting. Fair value of the awards is calculated on a straight-line basis. The expense associated with this grant is recorded in SG&A in the consolidated statements of operations and was $0.3 million and $0.1 million for fiscal years 2018 and 2017, respectively. As of fiscal year end 2018, the options have a remaining contractual life of 8.82 years, an

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

5. Stock Incentive Plans (continued)

intrinsic value of $0.6 million, and remaining unrecognized service cost of $0.5 million. The remaining requisite service period is 1.82 years. All of the options remain outstanding and the intrinsic value of the 30,814 options that have vested is $0.2 million.
During fiscal year 2017, we granted an aggregate of 182,138 restricted stock units, net of forfeitures, at a weighted average exercise price of $22.00, to certain employees. These restricted stock units include 59,800 restricted stock units that vest in two equal installments on the first and second anniversaries of the grant date, and 122,338 restricted stock units that vest in three equal installments on the first, second and third anniversaries of the grant date. The aggregate grant date fair value of the awards was $4.0 million. During fiscal year 2018, 63,872 and 20,190 restricted stock units had vested and forfeited, respectively. The expense associated with restricted stock units is recorded in SG&A in the consolidated statements of operations and was $1.4 million and $0.3 million for fiscal years 2018 and 2017, respectively. The remaining weighted average requisite service period of outstanding restricted stock units was 1.51 years, and the remaining unrecognized service cost was $2.3 million.
During fiscal year 2018, we granted an aggregate of 7,193 restricted stock awards, to certain directors under the 2017 Omnibus Incentive Plan. The awards vest proportionally over three years. The aggregate grant date fair value of the awards, based on the stock price on the date of grant, was $0.3 million for fiscal year 2018. As of fiscal year end 2018, the intrinsic value of the awards was $0.1 million, the remaining unrecognized service cost was $0.2 million and the remaining requisite service period was 2.40 years.
Associate Stock Purchase Plan
On June 6, 2018, the Company’s Board of Directors adopted, and its stockholders approved, the National Vision Holdings, Inc. 2018 Associate Stock Purchase Plan (the “ASPP”). The ASPP provides that up to 850,000 shares of common stock, at par value of $0.01 per share, may be offered and issued under the ASPP. During fiscal year 2018, the compensation cost related to the plan was not material.
6. Income Taxes
The income tax provision (benefit) consists of:

In thousands	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
Current income tax:
Federal	$174	$5	$51
State	381	1,082	1,302
Deferred income tax:
Federal	(15,687)	(40,136)	9,243
State	(3,653)	139	1,038
Income tax provision (benefit)	$(18,785)	$(38,910)	$11,634
Our income tax provision (benefit) differs from the amounts computed by multiplying earnings before income taxes by the statutory federal income tax rate as shown in the following table:

In thousands	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
Federal income tax provision at statutory rate	$1,022	$1,480	$8,742
State income tax provision, net of federal income tax	226	165	973
Increase in deferred tax asset valuation allowance	318	769	979
Goodwill impairment	3,879	—	—
Benefit of tax legislation	—	(42,089)	—
Tax benefit of equity-based compensation deductions	(25,544)	—	—
Other, net	1,314	765	940
Net income tax provision (benefit)	$(18,785)	$(38,910)	$11,634
Effective income tax rate	(385.9)%	(920.3)%	46.6%

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
The effects of new legislation are required to be recognized upon enactment. Accordingly, recognition of the tax effects of the legislation is required in the annual period that includes December 22, 2017. The Company recorded a tax benefit of $42.1 million due to a re-measurement of deferred tax assets and liabilities in fiscal year 2017.
Pursuant to SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Legislation, the Company recognized provisional effects of the enactment of the 2017 Tax Legislation for which measurement could be reasonably estimated as of fiscal year end 2017. As of fiscal year end 2018, the Company recorded adjustments to the provisional estimates related to depreciation expense. The adjustments to the provisional estimates of December 30, 2017 did not materially impact the effective tax rate of the Company during fiscal year 2018.
The sources of the differences between the financial accounting and tax bases of our assets and liabilities that give rise to the deferred tax assets and deferred tax liabilities and the tax effects of each are as follows:

In thousands	As of December 29, 2018	As of December 30, 2017
Deferred tax assets:
NOL carry-forwards	$13,614	$6,278
Deferred interest expense carry-forwards	4,655	—
AMT payment and employment credits	4,679	3,741
Deferred revenue	4,984	7,643
Accrued expenses and reserves	11,370	14,178
Loss on equity and other investments	1,493	1,175
Stock option compensation	5,893	6,606
Unrealized losses on hedging instruments	1,700	4,130
Other	1,193	4,222
Subtotal	49,581	47,973
Valuation allowances	1,614	1,296
Total net deferred tax assets	47,967	46,677
Deferred tax liabilities:
Depreciation of property and equipment	(32,631)	(37,877)
Amortization of intangible assets	(75,422)	(78,329)
Other	(1,854)	(2,397)
Total deferred tax liabilities	(109,907)	(118,603)
Net deferred tax liabilities	$(61,940)	$(71,926)
As of fiscal year end 2018, we had available U.S. federal NOL carry-forwards aggregating to $55.8 million that can be utilized to reduce future federal income taxes. The Company has $37.7 million of carry-forward losses that do not expire and $5.1 million, $3.3 million and $9.7 million of carry-forward losses expiring at the end of fiscal year 2019, fiscal year 2033 and fiscal year 2037 respectively. In addition, we have NOL carry-forwards in varying amounts and with varying expiration dates in various states in which we operate. We believe it is more-likely-than-not that we will realize a tax benefit for these NOL’s in the future.
As of fiscal year end 2018, we also have non-expiring federal and state AMT carry-forward credits and employment credits totaling $4.7 million available to offset certain future taxes.
We have a $1.3 million deferred income tax asset on losses associated with our equity method non-consolidated investee and a $0.2 million deferred income tax asset for capital losses associated with the impairment of an investment recorded

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
6. Income Taxes (continued)

during fiscal year 2017. We do not expect to generate significant capital gains from these investments, or other sources, in the near future. Therefore, we believe it is more-likely-than-not that we will not realize a tax benefit for these deferred income tax assets, and accordingly we have established a full valuation allowance for those amounts.
As a result of our utilization of NOL carry-forwards to reduce or eliminate subsequent years’ tax obligations, our federal and a substantial number of our state income tax returns for fiscal years 2001 through 2018 remain open for examination by the tax authorities. We had no uncertain tax positions or unrecognized tax benefits as of fiscal years 2018 and 2017.
7. Revenue from Contracts With Customers
The majority of our annual revenues are recognized either at the point of sale or upon delivery and customer acceptance, paid for at the time of sale in cash, credit card, or on account with managed care payors having terms generally between 14 and 120 days, with most paying within 90 days. For sales of in-store non-prescription eyewear and related accessories, and paid eye exams, we recognize revenue at the point of sale. Our point in time revenues include 1) retail sales of prescription and non-prescription eyewear, contact lenses and related accessories to retail customers (including those covered by managed care), 2) eye exams and 3) wholesale sales of inventory in which our customer is another retail entity. Revenues recognized over time primarily include product protection plans, eyecare club memberships and management fees earned from our legacy partner.
Revenues Recognized at a Point in Time
Owned & Host
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
Legacy
Within our legacy segment, product revenues include sales of prescription and non-prescription eyewear, contact lenses and related accessories to retail customers in transactions where the retail customer uses a managed-care payor; and wholesale sales of the same inventory types to the legacy partner.
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
Within our legacy segment services and plans revenues, eye exam services sold to retail customers are recognized at the point of sale which occurs immediately after the exam is performed.
Corporate/Other
Revenues from our non-reportable Corporate/Other segment are attributable to wholly owned subsidiaries AC Lens and FirstSight. AC Lens sells contact lenses and optical accessory products to retail customers through e-commerce. AC Lens also distributes contact lenses at its cost to Walmart and Sam’s Club under fee for services arrangements, reports revenue on a gross basis and is the principal in the arrangement since AC Lens controls the products in those transactions before the products are transferred to the customer.
FirstSight issues individual vision care benefit plans in connection with our America’s Best operations in California, and provides or arranges for the provision of optometric services at certain optometric offices next to Walmart and Sam’s Club stores in California.

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

7. Revenue From Contracts With Customers (continued)

Revenues Recognized Over Time
Owned & Host
Within our owned & host segment, services and plans revenues include revenues from product protection plans (i.e. warranties), eyecare club memberships and HMO membership fees. We offer extended warranty plans in our owned & host segment that generally provide for repair and replacement of eyeglasses for primarily a one-year term after purchase. We recognize service revenue under these programs on a straight-line basis over the warranty or service period which is consistent with our efforts expended to satisfy the obligation. We offer three- or five-year eyecare club memberships in our owned & host segment to our contact lens customers. For these programs we apply the portfolio approach of recognizing revenues of contracts with similar characteristics and use estimates and assumptions that reflect the size and composition of the portfolio of contracts. We selected the portfolio approach because our historical club membership data demonstrate that our club customers behave similarly, such that the difference between the portfolio approach and calculating revenue of each individual contract is not material. We recognize revenue across the contract portfolio based on the value delivered to the customers relative to the remaining services promised under the programs. We determine the value delivered based on the expected timing and amount of customer usage of benefits over the terms of the contracts. The unamortized portion of amounts we collect in advance for these services and plans are reported as deferred revenue (current and non-current portions) in the accompanying consolidated balance sheets.
Legacy
Sales of services and plans in our legacy segment include fees earned for managing the operations of our legacy partner. These fees are recorded on a net basis and are based primarily on sales of products and product protection plans to non-managed care customers. We determined that under the terms of the arrangement our legacy partner controls the products and services in the transaction with the retail customer and therefore we act as the agent in those transactions. We recognize this service revenue using the “right to invoice” method because our right to payment corresponds directly with the value of the management services provided to our legacy partner.
The following disaggregation of revenues depicts our revenues based on the timing of revenue recognition:

In thousands	Fiscal Year 2018
Revenues recognized at a point in time	$1,397,801
Revenues recognized over time	139,053
Total net revenue	$1,536,854
Refer to Note 15."Segment Reporting" for the Company’s disaggregation of net revenue by reportable segment and product type. As the reportable segments are aligned by similar economic factors, trends and customers, the reportable segment disaggregation view best depicts how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors.
8. Related Party Transactions
Transactions with KKR Sponsor and Berkshire
During the fiscal year 2018, KCM acted as a lead arranger with respect to the joinder and amendment agreement, dated as of October 9, 2018, relating to the first lien credit agreement, and received $1.2 million in fees in connection therewith.
Under certain agreements we have entered into with KKR Sponsor and Berkshire, we recorded the following expenses:

In thousands	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
KKR Sponsor	$—	$7,259	$851
Berkshire	$—	$955	$199
Fees paid to KKR Sponsor and Berkshire include retainer fees and certain other on-going project-oriented initiatives and are presented in SG&A in the accompanying consolidated statements of operations, except KKR Sponsor fees during the fiscal year 2017 include $2.3 million presented in debt issuance costs. Fiscal year 2017 expenses also include the monitoring agreement termination fee discussed in Note 1. “Business and Significant Accounting Policies.”

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

8. Related Party Transactions (continued)

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
9. Equity in Net Assets of Non-Consolidated Investee
From time to time the Company invests in technological innovators across the optical retail industry. One of these investments is a nonconsolidated investee (the “investee”) in which an equity ownership interest is maintained and for which the equity method of accounting is used due to our ability to exert significant influence over decisions relating to our investee’s operations and financial affairs. We hold a 28% equity interest in our investee as of fiscal year end 2018.
Revenues and expenses of the investee are not consolidated into our financial statements; rather, our proportionate share of the earnings or losses of the investee is reflected as equity income or loss in other expense, net in our consolidated statements of operations. We have determined that we should not consolidate our investee because, although it is a variable interest entity, we are not the primary beneficiary. After adjusting the carrying value of our interest in the investee’s reported net losses, our investment balance in the business was $1.0 million and $2.3 million at the end of fiscal years 2018 and 2017, respectively, which is included in other assets in the accompanying consolidated balance sheets.
The Company’s fiscal year end for 2018 was December 29, 2018, while our investee’s year end date was December 31, 2018. The Company’s fiscal year end for 2017 was December 30, 2017. Our investee’s year end date was December 31, 2017. No material transactions occurred from December 29, 2018 to December 31, 2018 or on December 31, 2017, requiring adjustment to our investee's or our results as presented in the tables below.
Summarized balance sheet information for our investee is as follows:

In thousands	As of December 29, 2018	As of December 30, 2017
Current assets	$2,197	$2,407
Non-current assets	558	557
Total assets	2,755	2,964

Current liabilities	6,321	1,046
Non-current liabilities	3,000	3,000
Total liabilities	9,321	4,046

Net assets	$(6,566)	$(1,082)
Summarized income statement information for our investee is as follows:

In thousands	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
Revenues	$3,871	$6,244	$5,847
Net loss	$(5,632)	$(3,433)	$(4,153)
National Vision’s share of net loss	$(1,304)	$(1,001)	$(1,370)
In the ordinary course of business we are a licensee of our investee. Additionally, on August 29, 2017, the investee issued a secured convertible promissory note to the Company, in the principal amount of $1.5 million, due on August 29, 2020. The note bears interest at a fixed rate of 5.00% with an additional variable interest component

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

9. Equity in Net Assets of Non-Consolidated Investee (continued)

based on the base rate of the Bank of England, as published each calendar year, which is 0.75% as of December 29, 2018 and is included in other assets in the accompanying consolidated balance sheets.
Transactions with our non-consolidated investee included in our consolidated balance sheets and statements of operations were as follows:

In thousands	As of December 29, 2018	As of December 30, 2017
Balance sheets
Prepaid expenses and other current assets	$—	$172
Other assets (1)	$1,522	$1,518
(1) Other assets include loan receivable of $1.5 million as of December 29, 2018 and December 30, 2017.

In thousands	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
Statements of operations
Licensing fees (SG&A)	$172	$955	$987
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

The fair value estimates of financial instruments are not necessarily indicative of the amounts we might pay or receive in actual market transactions. The use of different market assumptions and/or estimation methodologies may have a material impact on the estimated fair value amounts.
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

10. Fair Value Measurement of Financial Assets and Liabilities (continued)

Accounts Payable and Other Payables and Accrued Expenses
The carrying amounts of accounts payable and other payables and accrued expenses approximate fair value due to the short-term nature of those items.
Long-term Debt - First Lien Credit Agreement
Our long-term debt is traded in private markets on a less-than-daily basis. Fair value is based on the average of trading prices and bid/ask quotes around period end (Level 2 inputs). The estimated fair values of our long term debt was $556.1 million and $570.2 million as of fiscal year end 2018 and 2017, respectively, compared to carrying values of $553.6 million and $557.3 million, respectively, which includes the current portion, and is net of unamortized discounts and deferred debt issuance costs.
Long-term Debt - Capital Leases
The fair value of capital lease obligations is based on estimated future contractual cash flows discounted at an appropriate market rate of interest (Level 2 inputs). The estimated fair values of our capital leases were $30.7 million and $14.0 million as of fiscal year end 2018 and 2017, respectively, compared to carrying values of $24.5 million and $12.0 million, respectively.
Interest Rate Derivatives
We recognize as assets or liabilities at fair value the estimated amounts we would receive or pay upon a termination of interest rate swaps prior to their scheduled expiration dates. The fair value was based on information that is model-driven and whose inputs were observable (Level 2 inputs). See Note 13. “Interest Rate Derivatives” for further details.

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

11. Deferred Revenue

The following depicts a roll-forward of deferred revenue:

	Fiscal Year 2018
In thousands	Product Protection Plans	Eye Care Clubs	HMO Memberships	Total
Beginning of the year	$26,731	$67,430	$54	$94,215
Adjustment for adoption of ASU 2014-09	—	(25,776)	—	(25,776)
Beginning of the year - As Adjusted	26,731	41,654	54	68,439
Sold	58,860	47,923	1,384	108,167
Revenue recognized	(56,816)	(46,089)	(1,423)	(104,328)
End of year	$28,775	$43,488	$15	$72,278

Current	$28,403	$23,726	$15	$52,144
Non-current	372	19,762	—	20,134
	$28,775	$43,488	$15	$72,278

	Fiscal Year 2017
In thousands	Product Protection Plans	Eye Care Clubs	HMO Memberships	Total
Beginning of the year	$23,855	$63,478	$95	$87,428
Sold	54,028	46,443	7,926	108,397
Revenue recognized	(51,152)	(42,491)	(7,967)	(101,610)
End of year	$26,731	$67,430	$54	$94,215

Current	$26,312	$36,627	$54	$62,993
Non-current	419	30,803	—	31,222
	$26,731	$67,430	$54	$94,215
Deferred revenue recorded as of fiscal year end 2018 is expected to be reflected in future operating results as follows:

Fiscal Year	In thousands
2019	$52,144
2020	15,029
2021	4,840
2022	204
2023	61
$72,278
12. Commitments and Contingencies
Leases
Total rental expenses related to operating leases were approximately $89.6 million, $79.2 million and $71.3 million in the fiscal years ended 2018, 2017 and 2016, respectively. Total rental expense includes percentage rent of approximately $5.8 million, $6.1 million and $6.3 million during the fiscal years ended 2018, 2017 and 2016, respectively.

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

12. Commitments and Contingencies (continued)

As of fiscal year end 2018, aggregate future minimum rental payments under our operating leases are as follows:

Fiscal Year	In thousands
2019	$69,372
2020	63,218
2021	56,219
2022	49,303
2023	42,545
Thereafter	126,388
$407,045
The future minimal rental payments above do not include amounts for variable executory costs such as insurance, real estate taxes and common area maintenance. These costs were approximately $18.0 million, $14.9 million and $13.9 million during fiscal years ended 2018, 2017 and 2016, respectively.
Other Agreements
The Company is a party to a multi-year marketing agreement with a term from January 2017 through December 2019, with no renewal provision. As of fiscal year end 2018, $3.3 million of fees remain unpaid over the remaining term of the agreement. Minimum purchase commitments with our trade vendors represent a small portion of our costs applicable to revenue at approximately $8.0 million annually through 2023.
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

In thousands	Fiscal Year 2018	Fiscal Year 2017
Beginning of year balance	$1,593	$1,343
Accrued obligation	29,943	26,806
Claims paid	(29,794)	(26,556)
End of year balance	$1,742	$1,593
401(k) Plan
The Company sponsors a 401(k) plan into which employees may defer a portion of their wages. We match a portion of such deferred wages. The expense for the plan was $4.2 million, $3.1 million and $2.6 million in the fiscal years ended 2018, 2017 and 2016, respectively. Expense associated with our 401(k) plan is presented in SG&A in the accompanying consolidated statements of operations.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings incidental to its business. Because of the nature and inherent uncertainties of litigation, we cannot predict with certainty the ultimate resolution of these actions and, should the outcome of these actions be unfavorable, the Company’s business, financial position, results of operations or cash flows could be materially and adversely affected.
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

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

12. Commitments and Contingencies (continued)

In January 29, 2016, FirstSight, our wholly-owned specialized health maintenance organization, was named as a defendant in a proposed class action filed on behalf of all persons who paid for an eye examination from an optometrist at a Walmart location in California from November 5, 2009 through the date of the resolution of the litigation. The complaint alleges in particular that FirstSight participated in arrangements that caused the illegal delivery of eye examinations to the plaintiffs, and that FirstSight thereby violated, among other statutes, the Unfair Competition and False Advertising laws of California. In March 2017, the Court granted a motion to dismiss previously filed by FirstSight. The plaintiffs filed an appeal to the U.S. Court of Appeals for the Ninth Circuit in April 2017. In July 2018, the U.S. Court of Appeals for the Ninth Circuit vacated in part, and reversed in part, the district court’s dismissal and remanded for further proceedings. In October 2018, the plaintiffs filed a second amended complaint with the district court and in November 2018, FirstSight filed a motion to dismiss. The Company believes that the claims are without merit and intends to continue to vigorously defend the litigation.
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
13. Interest Rate Derivatives
The Company is party to three pay-fixed and receive-floating interest rate swap agreements to offset the variability of cash flows in LIBOR-indexed debt interest payments, subject to a 1.0% floor, attributable to changes in the benchmark interest rate from March 13, 2017 to March 13, 2021 related to its credit agreements. During the first quarter of 2018, in accordance with the original agreements with the counterparties, the notional amount of the first derivative decreased from $175 million to $140 million. There were no other changes in the terms of the arrangements. The fixed rates associated with the first derivative (“Derivative 1”) notional amount of $140.0 million and the second derivative (“Derivative 2”) notional amount of $225.0 million were 3.4063% and 3.5125%, respectively. The fixed rate associated with the third derivative (“Derivative 3”) notional amount of $100.0 million was 2.6000%. Derivative 1 will hedge the first amount of LIBOR-based interest payments up to its applicable notional amount and Derivative 2 will hedge the next amount (i.e., the first amount not already hedged by Derivative 1) up to its applicable notional amount. Derivative 3 will hedge interest payments not already hedged by Derivatives 1 and 2.
Changes in the cash flows of each derivative are expected to be highly effective in offsetting the changes in interest payments on a principal balance equal to the derivative’s notional amount, attributable to the hedged risk. Our hedges have been deemed effective since inception as a result of our quarterly hedge effectiveness testing.
Our cash flow hedge position related to interest rate derivative contracts is as follows:

In thousands	Notional Amount	Final Maturity Date	Other Payables and Accrued Expenses	Other Liabilities	AOCL, Net of Tax (1)
As of December 30, 2017	$500,000	March 2021	$6,969	$9,155	$9,868
As of December 29, 2018	$465,000	March 2021	$3,130	$3,505	$2,810
(1) Includes stranded income tax benefit of $2.1 million within AOCL from adopting provisions of the Tax Legislation of 2017 during the year ended December 30, 2017.
As of December 29, 2018, the Company expects to reclassify $2.3 million of AOCL into earnings in the next 12 months. See Note 16. “Accumulated Other Comprehensive Loss” for further detail regarding AOCL.

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

14. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding for the period and includes the dilutive impact of potential new shares issuable upon vesting and exercise of stock options and vesting of restricted stock units. Potentially dilutive securities are excluded from the computation of diluted EPS if their effect is anti-dilutive. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations is as follows:

In thousands, except EPS	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
Net income	$23,653	$43,138	$13,343
Weighted average shares outstanding for basic EPS	75,899	59,895	56,185
Effect of dilutive securities:
Stock options	3,129	2,140	817
Restricted Stock	13	—	—
Weighted average shares outstanding for diluted EPS	79,041	62,035	57,001
Basic EPS	$0.31	$0.72	$0.24
Diluted EPS	$0.30	$0.70	$0.23
Anti-dilutive options outstanding excluded from EPS	—	254	88
15. Segment Reporting
The Company’s reportable segments were determined on the same basis as used by the Chief Operating Decision Maker (“CODM”) to evaluate performance internally. Our operations consist of two reportable segments:

•
Owned & host store brands - Our owned brands consist of our America’s Best and Eyeglass World operating segments. In America’s Best stores, vision care services are provided by optometrists employed either by us or by independent professional corporations. Eyeglass World locations primarily feature independent optometrists to perform eye exams and on-site laboratories. Our two host operating segments consist of Military and Fred Meyer. These brands provide eye exams principally by independent optometrists in nearly all locations. We have aggregated our America’s Best, Eyeglass World, Military and Fred Meyer operating segments into a single reportable segment due to similar economic characteristics and similarity of the nature of products and services, production processes, class of customers, regulatory environment and distribution methods of those brands.

•
Legacy - The Company manages the operations of, and supplies inventory and lab processing services to, 227 legacy retail Vision Centers. We earn management fees as a result of providing such services and therefore we record revenue related to sales of products and product protection plans to our legacy partner’s customers on a net basis. We also sell to our legacy partner wholesale merchandise that is stocked in retail locations, and provide central lab processing for the finished eyeglasses and frames expected to be sold to our legacy partner’s customers. We lease space from our legacy partner within or adjacent to each of the locations we manage and use this space for providing optometric examination services. During fiscal year 2018, sales associated with our legacy partner arrangement represented 10.0% of consolidated net revenue. This exposes us to concentration of customer risk. Our legacy agreements were renewed on January 13, 2017, and expire on August 23, 2020, subject to extension pursuant to the terms of the agreements. Sales of services and plans in our legacy segment consist of fees earned for managing the operations of our legacy partner and revenues associated with the provision of eye exams for our managed care customers. Revenues associated with managing operations of our legacy partner were $34.7 million, $36.7 million and $38.3 million for fiscal years ended 2018, 2017 and 2016, respectively. Our management & services agreement also allows our legacy partner to collect penalties if the Vision Centers do not generate a requisite amount of revenues. No such penalties have been assessed under our current arrangement.

The “Corporate/Other” category includes the results of operations of our other operating segments and corporate overhead support. The “Reconciliations” category represents other adjustments to reportable segment results necessary for the presentation of consolidated financial results in accordance with U.S. GAAP for the two reportable segments.

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

15. Segment Reporting (continued)

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
Revenues from the Corporate/Other segments are attributable to the AC Lens and FirstSight operating segments. AC Lens primarily sells contact lenses and optical accessory products to retail customers through e-commerce. AC Lens also distributes contact lenses to certain Walmart and Sam’s Club under fee for services arrangements. FirstSight sells single service health plans in connection with the operations of America’s Best operations in California, and arranges for the provision of optometric services at the offices next to Walmart and Sam’s Club stores throughout California. None of those segments met the quantitative thresholds for determining reportable segments for any of the periods presented.
Our reportable segment profit measure is earnings before interest, tax, depreciation and amortization (“EBITDA”), or net revenue, less costs applicable to revenue, less selling, general and administrative costs. Depreciation and amortization, asset impairment, litigation settlement and other corporate costs that are not allocated to the reportable segments, including interest expense and debt issuance costs are excluded from segment EBITDA. There are no transactions between our reportable segments. There are no differences between the measurement of our reportable segments’ assets and consolidated assets. There have been no changes from prior periods in the measurement methods used to determine reportable segment profit or loss, and there have been no asymmetrical allocations to segments.
The following is a summary of certain financial data for each of our segments. Reportable segment information is presented on the same basis as our consolidated financial statements, except for net revenue, which is presented on a cash basis, including point of sales for managed care payors and excluding the effects of unearned and deferred revenue, consistent with what the CODM regularly reviews. Asset information is not included in the following summary since the CODM does not regularly review such information for the reportable segments.

	Fiscal Year 2018
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$956,355	$103,890	$208,875	$492	$1,269,612
Segment services and plans revenues	217,047	50,522	3,552	(3,879)	267,242
Total net revenue	1,173,402	154,412	212,427	(3,387)	1,536,854
Cost of products	280,720	46,986	183,459	241	511,406
Cost of services and plans	178,362	20,272	3,531	—	202,165
Total costs applicable to revenue	459,082	67,258	186,990	241	713,571
SG&A	457,618	54,091	175,767	—	687,476
Asset impairment	—	—	17,630	—	17,630
Debt issuance cost	—	—	200	—	200
Other expense, net	—	—	1,487	—	1,487
EBITDA	$256,702	$33,063	$(169,647)	$(3,628)	$116,490
Depreciation and amortization					74,339
Interest expense, net					37,283
Income before income taxes					$4,868

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

15. Segment Reporting (continued)

	Fiscal Year 2017
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$847,866	$103,887	$179,718	$(2,158)	$1,129,313
Segment services and plans revenues	190,701	49,955	12,172	(6,833)	245,995
Total net revenue	1,038,567	153,842	191,890	(8,991)	1,375,308
Cost of products	248,548	48,275	159,789	(534)	456,078
Cost of services and plans	153,691	16,624	10,573	—	180,888
Total costs applicable to revenue	402,239	64,899	170,362	(534)	636,966
SG&A	403,848	52,705	143,457	—	600,010
Asset impairment	—	—	4,117	—	4,117
Debt issuance cost	—	—	4,527	—	4,527
Litigation settlement	—	—	7,000	—	7,000
Other expense, net	—	—	950	—	950
EBITDA	$232,480	$36,238	$(138,523)	$(8,457)	$121,738
Depreciation and amortization					61,974
Interest expense, net					55,536
Income before income taxes					$4,228

	Fiscal Year 2016
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$730,741	$103,618	$151,083	$(4,489)	$980,953
Segment services and plans revenues	158,667	48,592	17,533	(9,550)	215,242
Total net revenue	889,408	152,210	168,616	(14,039)	1,196,195
Cost of products	212,208	48,097	131,257	(1,193)	390,369
Cost of services and plans	127,904	11,510	14,998	—	154,412
Total costs applicable to revenue	340,112	59,607	146,255	(1,193)	544,781
SG&A	345,469	52,925	127,475	—	525,869
Asset impairment	—	—	7,132	—	7,132
Other expense, net	—	—	1,667	—	1,667
EBITDA	$203,827	$39,678	$(113,913)	$(12,846)	$116,746
Depreciation and amortization					52,677
Interest expense, net					39,092
Income before income taxes					$24,977
Consolidated Net Product Revenue Information
The following table presents our consolidated net product revenue information:

In thousands	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
Net Product Sales
Eyeglasses and sunglasses	$851,328	$763,268	$663,253
Contact lenses	410,839	358,808	310,322
Accessories and other	7,445	7,237	7,378
Total net product revenues	$1,269,612	$1,129,313	$980,953

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

16. Accumulated Other Comprehensive Loss

Cash flow hedge derivative instruments are recorded in AOCL. Amounts reclassified from AOCL to earnings are included in interest expense, net in the accompanying consolidated statements of operations.
The following table presents the change in AOCL, net of tax during the fiscal years 2018, 2017 and 2016, respectively:

In thousands	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
Cash flow hedging activity
Balance at beginning of fiscal year	$(9,868)	$(14,556)	$(11,284)
Other comprehensive income (loss) before reclassification	3,182	(1,051)	(5,116)
Tax effect of other comprehensive income (loss) before reclassification	(815)	436	1,844
Amount reclassified from AOCL	6,306	8,664	—
Tax effect of amount reclassified from AOCL	(1,615)	(3,361)	—
Net current period other comprehensive income (loss), net of tax	7,058	4,688	(3,272)
Balance at end of fiscal year	$(2,810)	$(9,868)	$(14,556)

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

17. Quarterly Financial Information (Unaudited)

The unaudited quarterly financial information reflects all normal and recurring accruals and adjustments necessary for a fair presentation of net income for interim periods including, the result of the correction of immaterial errors discussed in Note 1. “Business and Significant Accounting Policies.” The corrections were dilutive in all periods either decreasing income or increasing losses. The corrections decreased income (increased loss) from operations by $0.9 million for quarter ended September 29, 2018 and $0.8 million for each of the quarters ended June 30, 2018, March 31, 2018 and December 30, 2017 and $0.7 million for each of the quarters ended September 30, 2017, July 1, 2017 and April 1, 2017. The corrections decreased net income (increased loss) by $0.6 million for each of the quarters ended September 29, 2018, June 30, 2018 and March 31, 2018, and $1.4 million and $0.5 million for quarters ended December 30, 2017 and September 30, 2017, respectively and $0.4 million for each of the quarters ended July 1, 2017 and April 1, 2017. Basic EPS decreased $0.01 for quarters ended September 29, 2018, March 31, 2018 and September 30, 2017, and $0.02 for quarter ended December 30, 2017. Diluted EPS decreased $0.01 for quarters ended September 29, 2018, June 30, 2018, March 31, 2018 and September 30, 2017 and $0.02 for quarter ended December 30, 2017. Quarterly results are not necessarily indicative of a full year’s operations because of various factors. The following tables present unaudited quarterly financial information for the periods presented:

	Fiscal Year 2018
In thousands, except EPS	Fourth Quarter Ended December 29, 2018	Third Quarter Ended September 29, 2018	Second Quarter Ended June 30, 2018	First Quarter Ended March 31, 2018
Total net revenue	$355,922	$387,425	$385,532	$407,975
Total costs applicable to revenue	$173,470	$182,588	$177,059	$180,454
Income (loss) from operations	$(19,387)	$(2,083)	$24,973	$38,848
Net income (loss)	$(18,440)	$5,171	$12,467	$24,455
Weighted-average shares used in computing basic EPS	77,526	76,118	75,249	74,714
Weighted-average shares used in computing diluted EPS	77,526	79,710	77,858	77,837
Basic EPS	$(0.24)	$0.07	$0.17	$0.33
Diluted EPS	$(0.24)	$0.06	$0.16	$0.31
Anti-dilutive options outstanding excluded from EPS	3,130	—	—	—

	Fiscal Year 2017
In thousands, except EPS	Fourth Quarter Ended December 30, 2017	Third Quarter Ended September 30, 2017	Second Quarter Ended July 1, 2017	First Quarter Ended April 1, 2017
Total net revenue	$321,819	$346,089	$337,541	$369,859
Total costs applicable to revenue	$152,393	$162,358	$156,408	$165,808
Income (loss) from operations	$(3,606)	$15,816	$13,059	$39,022
Net income (loss)	$27,341	$1,089	$(1,933)	$16,641
Weighted-average shares used in computing basic EPS	70,454	56,414	56,414	56,261
Weighted-average shares used in computing diluted EPS	73,256	58,459	56,414	57,934
Basic EPS	$0.39	$0.02	$(0.03)	$0.30
Diluted EPS	$0.37	$0.02	$(0.03)	$0.29
Anti-dilutive options outstanding excluded from EPS	—	—	2,036	218

Schedule I - Condensed Financial Information of Registrant
National Vision Holdings, Inc. and Subsidiaries (Parent Company Only)
Condensed Balance Sheets
In Thousands, Except Par Value

	As of December 29, 2018	As of December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$246	$23
Total current assets	246	23

Deferred income taxes	393	304
Investment in subsidiary	745,198	654,548
Total non-current assets	745,591	654,852
Total assets	$745,837	$654,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other current liabilities	$65	$46

Non-current liabilities:
Other non-current liabilities	2,618	229

Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 78,246 and 74,654 shares issued as of December 29, 2018 and December 30, 2017, respectively; 78,167 and 74,654 shares outstanding as of December 29, 2018 and December 30, 2017, respectively	782	746
Additional paid-in capital	672,503	631,798
Accumulated other comprehensive loss	(2,810)	(9,868)
Retained earnings	74,840	32,157
Treasury stock, at cost; 79 and 28 shares as of December 29, 2018 and December 30, 2017, respectively	(2,161)	(233)
Total stockholders’ equity	743,154	654,600
Total liabilities and stockholders’ equity	$745,837	$654,875

The accompanying notes are an integral part of these condensed financial statements.

Schedule I - Condensed Financial Information of Registrant
National Vision Holdings, Inc. And Subsidiaries (Parent Company Only)
Condensed Statements of Operations and Comprehensive Income
In Thousands

	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
Total net revenue	$—	$—	$—
Cost applicable to revenue	—	—	—
Operating expenses	265	218	195
Loss before income taxes	(265)	(218)	(195)
Income tax benefit	(91)	(85)	(76)
Loss before equity in net income of subsidiaries	(174)	(133)	(119)
Net income of subsidiaries	23,827	43,271	13,462
Net income	$23,653	$43,138	$13,343

Comprehensive income:
Net income	23,653	43,138	13,343
Unrealized gain (loss) on hedge instruments	9,488	7,613	(5,116)
Tax provision (benefit) of unrealized gain (loss) on hedge instruments	2,430	2,925	(1,844)
Comprehensive income	$30,711	$47,826	$10,071

The accompanying notes are an integral part of these condensed financial statements.

Schedule I - Condensed Financial Information of Registrant
National Vision Holdings, Inc. and Subsidiaries (Parent Company Only)
Condensed Statements of Cash Flows
In Thousands

	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
Operating Activities
Net cash provided by (used for) operating activities	$223	$11	$(564)
Investing Activities
Dividend from subsidiary	—	170,983	167
Investment in subsidiary	(19,802)	(373,024)	(884)
Net cash provided by (used for) investing activities	(19,802)	(202,041)	(717)
Financing Activities
Proceeds from stock option exercises and employee stock purchase plan	19,802	1,092	915
Proceeds from sale of common stock	—	371,932	—
Dividend to stockholders	—	(170,983)	—
Other	—	—	(387)
Net cash provided by (used for) financing activities	19,802	202,041	528
Net change in cash and cash equivalents	223	11	(753)
Cash and cash equivalents, beginning of year	23	12	765
Cash and cash equivalents, end of year	$246	$23	$12

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
Certain prior amounts have been revised to correct the effect of immaterial errors related to lease accounting. See further discussion in the “Correction of Errors in Previously Issued Financial Statements” section of Note 1. Business and Significant Accounting Policies” of the accompanying consolidated financial statements.
2. Guarantees and Restrictions
On February 2, 2017, the Company declared a recapitalization dividend to its stockholders. The dividend was funded with $175.0 million in new term loans under NVI’s first lien credit agreement.
As described in the Initial and Secondary Public Offerings section included in Note 1. “Business and Significant Accounting Policies,” to the NVHI consolidated financial statements, NVI used proceeds from the NVHI IPO to repay all $125.0 million outstanding aggregate amount of its second lien term loans and approximately $235.0 million of the outstanding amount of its First Lien - Term Loan B and accrued and unpaid interest thereon. As of December 29, 2018, NVI had $564.3 million of principal amount of long-term debt outstanding under its first lien credit agreement. Pursuant to the joinder and amendment agreements, as described in Note 4. “Long-term Debt,” to the NVHI consolidated financial statements, the first lien credit agreement also provides for up to $100.0 million in revolving loans (“revolving credit facility”). As of fiscal year end 2018, NVI had no outstanding revolving loan obligations and had $5.5 million in outstanding letters of credit related to the revolving credit facility.
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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
In accordance with Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 29, 2018. Based on that evaluation, the CEO and the CFO have concluded that as a result of the material weakness in our internal control described below, the Company's current disclosure controls and procedures, as of December 29, 2018, were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Notwithstanding the material weakness described below, based on the additional analysis and other post-closing procedures performed, management believes the financial statements included in this report are fairly presented, in all material respects, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management, with the participation of our CEO and CFO, has assessed the effectiveness of the Company's internal control over financial reporting as of December 29, 2018 in accordance with the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management believes our internal control over financial reporting as of December 29, 2018 was not effective as a result of the material weakness described below.
Material Weakness
The Company had previously identified the following control deficiency that constituted a material weakness in its internal control over financial reporting as of December 30, 2017 (the “Existing Material Weakness”). In part due to errors discovered as a result of the implementation of controls associated with the new lease accounting standard, the Company concluded the following Existing Material Weakness still exists as of December 29, 2018:

The Company did not design and maintain effective entity level controls to identify and assess changes in our business environment that could significantly impact the system of internal control over financial reporting.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
The Company's independent registered public accounting firm, Deloitte & Touche LLP, has audited our internal control over financial reporting as of December 29, 2018 and issued their attestation report which is set forth herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal year 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described below:
Previously Reported Remediated Material Weakness
The Company had previously identified the following control deficiency that constituted a material weakness in its internal control over financial reporting as of December 30, 2017. As of December 29, 2018, the following previous material weakness was remediated:
The Company did not design and maintain effective controls related to the timely detection of damaged, expired or expiring contact lens inventory for purposes of recording inventory at net realizable value.
Management designed, implemented and tested controls to remediate this material weakness, which includes the following new policies, procedures and internal controls:

•
Designed and implemented controls to monitor the Company’s compliance with contact lens vendor return policies  and estimate the amount of contact lens inventory that will not be returned prior to expiration for purposes of recording inventory at net realizable value.

•	Designed and implemented a review of inventory turnover at the stock keeping unit (SKU) level in order to identify factors that may affect the net realizable value of unique inventory items.
Existing Material Weakness
Although the Existing Material Weakness described above was not remediated as of December 29, 2018, we have designed, implemented and tested the following controls associated with this Existing Material Weakness:

•
Established a periodic meeting of senior leaders from key business groups, including operations and finance, for purposes of identifying and assessing changes in our business environment that could significantly impact the system of internal control over financial reporting.

•	Designed and implemented a control to incorporate those changes into our risk assessment and control activities.

•	Established a disclosure committee, consisting of certain key members of management, to assist in formalizing our disclosure, risk assessment, internal controls and procedures.
Further, we have added additional technical resources to enhance our overall control environment and continue to assess the adequacy of these changes in the context of remediating this Existing Material Weakness.
Adoption of ASC 842, Leases
During the quarter ended December 29, 2018, we modified our internal controls over financial reporting related to the accounting for leases as a result of the pending adoption of ASU 2016-02. Specifically, we enhanced our controls to take into account risks associated with accounting for leases pursuant to ASC 842. We designed and implemented controls that address risks associated with accounting for lease assets and liabilities and the related income and expense.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of National Vision Holdings, Inc. and Subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of National Vision Holdings, Inc. and subsidiaries (the “Company”) as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 29, 2018, of the Company and our report dated February 26, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: The Company did not design and maintain effective entity level controls to identify and assess changes in its business environment that could significantly impact the system of internal control over financial reporting. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 29, 2018, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 26, 2019

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The following table sets forth the names, ages and positions of our executive officers as of February 27, 2019.

Name	Age	Position
L. Reade Fahs	58	Chief Executive Officer and Director
Patrick R. Moore	55	Senior Vice President, Chief Financial Officer
Jared Brandman	42	Senior Vice President, General Counsel and Secretary
John Vaught	65	Senior Vice President, Chief Information Officer
Chris Beasley	48	Senior Vice President, Accounting, and Controller
Jeff Busbee	58	Senior Vice President, Chief Human Resources Officer
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
Jared Brandman has served as the Senior Vice President, General Counsel and Secretary of NVI since February 2019. Mr. Brandman joined the Company in 2017 as Vice President, Assistant General Counsel and Assistant Secretary. Prior to joining the Company, Mr. Brandman was Securities Counsel for The Coca-Cola Company from 2010 to 2017. Mr. Brandman holds a B.A. degree in organizational studies from the University of Michigan and a J.D. degree from Emory University School of Law.
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
Other
The additional information required by this item will be included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item will be included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as a part of this report:

(1) Consolidated financial statements

For the following consolidated financial information included herein, see Part II. Item 8.on Page 73

Page
Consolidated Balance Sheets as of December 29, 2018 and December 30, 2017	75
Consolidated Statements of Operations and Comprehensive income for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016	75
Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016	76
Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016	77
Notes to Consolidated Financial Statements	78
Schedule I – Condensed Financial Information of Registrant	111

(2) Financial statement Schedule I as filed in Part II. Item 8. of this Form 10-K:

Schedule I - Condensed financial information of the Registrant

All other financial schedules have been omitted because the required information is not presented in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements, including notes thereto.

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
4.1
Amended and Restated Stockholders’ Agreement, dated as of October 30, 2017, by and among National Vision Holdings, Inc. and the stockholders party thereto -incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 31, 2017

4.2
Registration Rights Agreement, dated as of March 13, 2014, by and among National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and the stockholders party thereto - incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-1 Registration Statement filed on September 29, 2017

10.1
Amended and Restated Stockholders’ Agreement by and among National Vision Holdings, Inc. and the stockholders party thereto incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 31, 2017

10.2
Monitoring Agreement, dated as of March 13, 2014, by and among National Vision, Inc., Kohlberg Kravis Roberts & Co. L.P. and Berkshire Partners LLC - incorporated herein by reference to Exhibit 10.2 to the Company’s Amendment No. 2 to Form S-1 Registration Statement filed on October 16, 2017

10.3
First Lien Credit Agreement, dated as of March 13, 2014, among Nautilus Acquisition Holdings, Inc., Nautilus Merger Sub, Inc., Vision Holdings Corp. and National Vision, Inc., Goldman Sachs Bank USA, as administrative agent, collateral agent, swingline lender and a lender, Morgan Stanley Bank N.A., as the letter of credit issuer, Goldman Sachs Bank USA, Morgan Stanley Senior Funding, Inc., Citigroup Global Markets Inc., Mizuho Bank, Ltd., KKR Capital Markets LLC, Barclays Bank PLC, and Macquarie Capital (USA) Inc., as joint lead arrangers and bookrunners, and the several lenders from time to time parties thereto - incorporated herein by reference to Exhibit 10.3 to the Company’s Form S-1 Registration Statement filed on September 29, 2017

10.4
Joinder and Amendment Agreement, dated as of May 29, 2015, among KKR Corporate Lending LLC, National Vision, Inc., as borrower, the guarantors party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent - incorporated herein by reference to Exhibit 10.4 to the Company’s Form S-1 Registration Statement filed on September 29, 2017

10.5
Joinder Agreement, dated as of February 3, 2017, among KKR Corporate Lending LLC, National Vision, Inc., as borrower, the guarantors party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent - incorporated herein by reference to Exhibit 10.5 to the Company’s Form S-1 Registration Statement filed on September 29, 2017

10.6
Joinder and Amendment Agreement, dated as of October 31, 2017, among National Vision, Inc., as borrower, the guarantors party thereto, each revolving credit lender, Goldman Sachs Bank USA, as administrative agent, collateral agent, swingline lender and a letter of credit issuer, Bank of America, N.A., as a letter of credit issuer, and Citibank, N.A., as a letter of credit issuer - incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2017

10.7
Joinder and Amendment Agreement, dated as of November 20, 2017, among National Vision, Inc., as borrower, the guarantors party thereto, each lender party thereto, Goldman Sachs Bank USA, as administrative agent and collateral agent-incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 20, 2017

10.8
Joinder and Amendment Agreement, dated as of October 9, 2018, including as Annex A thereto, the First Lien Credit Agreement, dated as of March 13, 2014, as amended by the Joinder and Amendment Agreement dated as of May 29, 2015, Joinder Agreement dated as of February 3, 2017, Joinder and Amendment Agreement dated as of October 31, 2017 and Joinder and Amendment Agreement dated as of November 20, 2017, among Nautilus Acquisition Holdings, Inc., Nautilus Merger Sub, Inc., Vision Holdings Corp., National Vision, Inc., Goldman Sachs Bank USA, as administrative agent and collateral agent, Morgan Stanley Bank, N.A., as the letter of credit issuer, and the lenders from time to time party thereto and the other parties thereto - incorporated by reference to Exhibit 10.1 filed to the Company’s Current Report on Form 8-K filed on October 9, 2018

10.9
First Lien Guarantee, dated as of March 13, 2014, by the guarantors party thereto - - incorporated herein by reference to Exhibit 10.6 to the Company’s Form S-1 Registration Statement filed on September 29, 2017

10.10
First Lien Security Agreement, dated as of March 13, 2014, among Nautilus Acquisition Holdings, Inc., Nautilus Merger Sub, Inc., Vision Holdings Corp., National Vision, Inc., subsidiary grantors party thereto, Goldman Sachs Bank USA, as collateral agent - - incorporated herein by reference to Exhibit 10.7 to the Company’s Form S-1 Registration Statement filed on September 29, 2017

10.11
First Lien Pledge Agreement, dated as of March 13, 2014, among Nautilus Acquisition Holdings, Inc., Nautilus Merger Sub, Inc., Vision Holdings Corp., National Vision, Inc. subsidiary pledgors party thereto, Goldman Sachs Bank USA, as collateral agent - incorporated herein by reference to Exhibit 10.8 to the Company’s Form S-1 Registration Statement filed on September 29, 2017

10.12
Second Lien Credit Agreement, dated as of March 13, 2014, among Nautilus Acquisition Holdings, Inc., Nautilus Merger Sub, Inc., Vision Holdings Corp. and National Vision, Inc., Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and Goldman Sachs Bank USA, Morgan Stanley Senior Funding, Inc., Citigroup Global Markets Inc., Mizuho Bank, Ltd., KKR Capital Markets LLC, Barclays Bank PLC, and Macquarie Capital (USA) Inc., as joint lead arrangers and bookrunners, and the several lenders from time to time parties thereto - incorporated herein by reference to Exhibit 10.9 to the Company’s Form S-1 Registration Statement filed on September 29, 2017

10.13
Second Lien Guarantee, dated as of March 13, 2014, by the guarantors party thereto - incorporated herein by reference to Exhibit 10.10 to the Company’s Form S-1 Registration Statement filed on September 29, 2017

10.14
Second Lien Security Agreement, dated as of March 13, 2014, among Nautilus Acquisition Holdings, Inc., Nautilus Merger Sub, Inc., Vision Holdings Corp., National Vision, Inc., subsidiary grantors party thereto, Morgan Stanley Senior Funding, Inc., as collateral agent - incorporated herein by reference to Exhibit 10.11 to the Company’s Form S-1 Registration Statement filed on September 29, 2017

10.15
Second Lien Pledge Agreement, dated as of March 13, 2014, among Nautilus Acquisition Holdings, Inc., Nautilus Merger Sub, Inc., Vision Holdings Corp., National Vision, Inc., subsidiary pledgors party thereto, Morgan Stanley Senior Funding, Inc., as collateral agent - incorporated herein by reference to Exhibit 10.12 to the Company’s Form S-1 Registration Statement filed on September 29, 2017

10.16
First Lien/Second Lien Intercreditor Agreement, dated as of March 13, 2014, among Nautilus Acquisition Holdings, Inc., Nautilus Merger Sub, Inc., other grantors party thereto, Goldman Sachs Bank USA, Morgan Stanley Senior Funding, Inc. and each additional representative from time to time party thereto - incorporated herein by reference to Exhibit 10.13 to the Company’s Form S-1 Registration Statement filed on September 29, 2017

10.17†	National Vision Holdings, Inc. 2017 Omnibus Incentive Plan - incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 31, 2017
10.18†
Form of Restricted Stock Agreement for Non-Employee Directors under the 2017 Omnibus Incentive Plan - incorporated herein by reference to Exhibit 10.15 to the Company’s Amendment No. 2 to Form S-1 Registration Statement filed on October 16, 2017

10.19†
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

10.23†	Form of Management Stockholder’s Agreement - incorporated herein by reference to Exhibit 10.20 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.24†	Form of Option Rollover Agreement - incorporated herein by reference to Exhibit 10.21 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.25†	Form of Sale Participation Agreement - incorporated herein by reference to Exhibit 10.22 to the Company’s Form S-1 Registration Statement filed on September 29, 2017

10.26†	Form of Contribution Agreement - incorporated herein by reference to Exhibit 10.23 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
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

10.29†	National Vision Holdings, Inc. Executive Severance Plan - incorporated by reference to Exhibit 10.1 filed to the Company’s Current Report on Form 8-K filed on December 18, 2018
10.30†	National Vision, Inc. Management Incentive Plan - incorporated herein by reference to Exhibit 10.27 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.31
Indemnification Agreement, dated as of March 13, 2014, among National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.), Nautilus Acquisition Holdings, Inc., Vision Holding Corp., National Vision, Inc., Kohlberg Kravis Roberts & Co. L.P. and Berkshire Partners LLC - incorporated herein by reference to Exhibit 10.28 to the Company’s Form S-1 Registration Statement filed on September 29, 2017

10.32‡
Letter Agreement between National Vision, Inc. and Essilor of America, Inc., dated as of May 25, 2011 - incorporated herein by reference to Exhibit 10.29 to the Company’s Form S-1 Registration Statement filed on September 29, 2017

10.33‡
Letter of Amendment between National Vision, Inc. and Essilor of America, Inc., dated as of December 2, 2014 - incorporated herein by reference to Exhibit 10.30 to the Company’s Form S-1 Registration Statement filed on September 29, 2017

10.34‡
Management & Services Agreement by and between National Vision, Inc. and Wal-Mart Stores, Inc., dated as of May 1, 2012 - incorporated herein by reference to Exhibit 10.31 to the Company’s Form S-1 Registration Statement filed on October 16, 2017

10.35
Letter Agreement between National Vision, Inc. and Essilor of America, Inc. dated as of March 9, 2018 - incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 15, 2018

10.36‡	Letter Agreement between National Vision, Inc. and Essilor of America, Inc., dated as of November 12, 2018
10.37
Letter Agreement by and between National Vision, Inc. and Wal-Mart Stores, Inc. re: Management & Services Agreement, dated as of January 11, 2017 - incorporated herein by reference to Exhibit 10.32 to the Company’s Form S-1 Registration Statement filed on September 29, 2017

10.38‡
Amended and Restated Supplier Agreement between National Vision, Inc. and Walmart, dated as of January 17, 2017 - incorporated herein by reference to Exhibit 10.33 to the Company’s Form S-1 Registration Statement filed on September 29, 2017

10.39†
Option Agreement for Patrick R. Moore under the 2017 Omnibus Incentive Plan - incorporated herein by reference to Exhibit 10.34 to the Company’s Amendment No. 2 to Form S-1 Registration Statement filed on October 16, 2017

10.40†
Restricted Stock Award Agreement for David M. Tehle under the 2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its Subsidiaries - incorporated herein by reference to Exhibit 10.35 to the Company’s Amendment No. 2 to Form S-1 Registration Statement filed on October 16, 2017

10.41†	Form of Director Indemnification Agreement - incorporated herein by reference to Exhibit 10.36 to the Company’s Amendment No. 2 to Form S-1 Registration Statement filed on October 16, 2017
10.42†
Option Agreement for Jeff McAllister under the 2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its Subsidiaries incorporated herein by reference to the Company’s Form 10-K filed on March 8, 2018

10.43†	Form of Director Stockholder’s Agreement - incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2018
10.44†	Vision Holding Corp. Amended and Restated 2013 Equity Incentive Plan - incorporated herein by reference to Exhibit 4.4 to the Company’s Form S-8 Registration Statement filed on October 26, 2017
21.1	Subsidiaries of National Vision Holdings, Inc.
23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________

(†)	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
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

National Vision Holdings, Inc.

By:	/s/ L. Reade Fahs
L. Reade Fahs
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	February 27, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ L. Reade Fahs	Chief Executive Officer and Director	February 27, 2019
L. Reade Fahs	(Principal Executive Officer)

/s/ Patrick R. Moore	Senior Vice President, Chief Financial Officer	February 27, 2019
Patrick R. Moore	(Principal Financial Officer)

/s/ Chris Beasley	Senior Vice President, Accounting, and Controller	February 27, 2019
Chris Beasley	(Principal Accounting Officer)

/s/ Felix Gernburd	Director	February 27, 2019
Felix Gernburd

/s/ Virginia A. Hepner	Director	February 27, 2019
Virginia A. Hepner

/s/ D. Randolph Peeler	Director	February 27, 2019
D. Randolph Peeler

/s/ Nathaniel H. Taylor	Chairman and Director	February 27, 2019
Nathaniel H. Taylor

/s/ Thomas V. Taylor, Jr.	Director	February 27, 2019
Thomas V. Taylor, Jr.

/s/ David M. Tehle	Director	February 27, 2019
David M. Tehle