Form 10-Q
period 2019-03-30
National Vision Holdings, Inc.
filed 2019-05-09
CIK 1710155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
OR
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company Emerging growth company	☐ ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	EYE	Nasdaq
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2019
Common stock, $0.01 par value	78,217,812

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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth in Part I, Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 29, 2018 (the “Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”), as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov, and also include the following:

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

•	product liability, product recall or personal injury issues;

•	our compliance with managed vision care laws and regulations;

•	our reliance on third-party reimbursement for a portion of our revenues;

•	our ability to manage our inventory balances and inventory shrinkage;

•	risks associated with our e-commerce business;

•	seasonal fluctuations in our operating results and inventory levels;

•	risks of losses arising from our investments in technological innovators in the optical retail industry;

•	our failure to comply with, or changes in, laws, regulations, enforcement activities and other requirements;

•	the impact of any adverse litigation judgments or settlements resulting from legal proceedings relating to our business operations;

•	our ability to adequately protect our intellectual property;

•	our leverage;

•	restrictions in our credit agreement that limits our flexibility in operating our business;

•	our ability to generate sufficient cash flow to satisfy our significant debt service obligations;

•	our ability to comply with requirements to design, implement and maintain internal controls; and

•	risks related to owning our common stock.
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
All references to “we,” “us,” “our,” or the “Company” in this Form 10-Q mean National Vision Holdings, Inc. and its subsidiaries, unless the context otherwise requires. References to “eyecare practitioners” in this Form 10-Q mean optometrists and ophthalmologists and references to “vision care professionals” mean optometrists (including optometrists employed by us or by professional corporations owned by eyecare practitioners with which we have arrangements) and opticians.
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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of March 30, 2019 and December 29, 2018
In Thousands, Except Par Value
(Unaudited)

ASSETS	As of March 30, 2019	As of December 29, 2018
Current assets:
Cash and cash equivalents	$72,506	$17,132
Accounts receivable, net	58,021	50,735
Inventories	111,936	116,022
Prepaid expenses and other current assets	27,626	30,815
Total current assets	270,089	214,704

Property and equipment, net	364,627	355,117
Other assets:
Goodwill	777,613	777,613
Trademarks and trade names	240,547	240,547
Other intangible assets, net	62,487	64,532
Right of use assets	330,637	—
Other assets	7,092	8,876
Total non-current assets	1,783,003	1,446,685
Total assets	$2,053,092	$1,661,389
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,087	$43,642
Other payables and accrued expenses	97,668	81,004
Unearned revenue	34,808	27,295
Deferred revenue	55,655	52,144
Current maturities of long-term debt and finance lease obligations	8,484	7,567
Current operating lease obligations	55,967	—
Total current liabilities	297,669	211,652

Long-term debt and finance lease obligations, less current portion and debt discount	578,397	570,545
Non-current operating lease obligations	314,282	—
Other non-current liabilities:
Deferred revenue	21,307	20,134
Other liabilities	11,523	53,964
Deferred income taxes, net	67,334	61,940
Total other non-current liabilities	100,164	136,038
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 78,297 and 78,246 shares issued as of March 30, 2019 and December 29, 2018, respectively; 78,218 and 78,167 shares outstanding as of March 30, 2019 and December 29, 2018, respectively	783	782
Additional paid-in capital	675,952	672,503
Accumulated other comprehensive loss	(3,757)	(2,810)
Retained earnings	91,763	74,840
Treasury stock, at cost; 79 shares as of March 30, 2019 and December 29, 2018	(2,161)	(2,161)
Total stockholders’ equity	762,580	743,154
Total liabilities and stockholders’ equity	$2,053,092	$1,661,389
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended March 30, 2019 and March 31, 2018
In Thousands, Except Earnings Per Share
(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Revenue:
Net product sales	$383,160	$338,777
Net sales of services and plans	78,055	69,198
Total net revenue	461,215	407,975
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	154,004	130,878
Services and plans	57,965	49,576
Total costs applicable to revenue	211,969	180,454
Operating expenses:
Selling, general and administrative expenses	193,876	170,689
Depreciation and amortization	20,415	17,862
Asset impairment	2,082	—
Other expense, net	473	122
Total operating expenses	216,846	188,673
Income from operations	32,400	38,848
Interest expense, net	9,061	9,313
Earnings before income taxes	23,339	29,535
Income tax provision	5,910	5,080
Net income	$17,429	$24,455

Earnings per share:
Basic	$0.22	$0.33
Diluted	$0.21	$0.31
Weighted average shares outstanding:
Basic	78,205	74,714
Diluted	81,466	77,837

Comprehensive income:
Net income	$17,429	$24,455
Unrealized gain (loss) on hedge instruments	(1,273)	6,216
Tax provision (benefit) of unrealized gain (loss) on hedge instruments	(326)	1,592
Comprehensive income	$16,482	$29,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 30, 2019 and March 31, 2018
In Thousands
(Unaudited)

	Three Months Ended March 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balances at December 29, 2018	78,167	$782	$672,503	$(2,810)	$74,840	$(2,161)	$743,154
Cumulative effect of change in accounting principle	—	—	—	—	(506)	—	(506)
Balances at December 30, 2018 - as adjusted	78,167	782	672,503	(2,810)	74,334	(2,161)	742,648
Issuance of common stock	51	1	512	—	—	—	513
Stock based compensation	—	—	2,937	—	—	—	2,937
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	(947)	—	—	(947)
Net income	—	—	—	—	17,429	—	17,429
Balances at March 30, 2019	78,218	$783	$675,952	$(3,757)	$91,763	$(2,161)	$762,580

	Three Months Ended March 31, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balances at December 30, 2017	74,654	$746	$631,798	$(9,868)	$32,157	$(233)	$654,600
Cumulative effect of change in accounting principle	—	—	—	—	19,030	—	19,030
Balances at December 31, 2017 - as adjusted	74,654	746	631,798	(9,868)	51,187	(233)	673,630
Issuance of common stock, net	449	5	2,243	—	—	—	2,248
Stock based compensation	—	—	1,596	—	—	—	1,596
Purchase of treasury stock	(25)	—	—	—	—	(855)	(855)
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	4,624	—	—	4,624
Net income	—	—	—	—	24,455	—	24,455
Balances at March 31, 2018	75,078	$751	$635,637	$(5,244)	$75,642	$(1,088)	$705,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 30, 2019 and March 31, 2018
In Thousands
(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Cash flows from operating activities:
Net income	$17,429	$24,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,415	17,862
Amortization of loan costs	406	430
Asset impairment	2,082	—
Deferred income tax expense	5,910	5,080
Stock based compensation expense	2,976	1,596
Inventory adjustments	1,319	522
Bad debt expense	2,021	1,620
Other	1,041	64
Changes in operating assets and liabilities:
Accounts receivable	(9,307)	(166)
Inventories	2,767	(3,049)
Other assets	5,791	(554)
Accounts payable	1,445	10,418
Deferred revenue	4,684	4,261
Other liabilities	24,035	15,248
Net cash provided by operating activities	83,014	77,787
Cash flows from investing activities:
Purchase of property and equipment	(25,992)	(22,792)
Other	186	116
Net cash used for investing activities	(25,806)	(22,676)
Cash flows from financing activities:
Proceeds from exercise of stock options	513	2,312
Principal payments on long-term debt	(1,250)	(1,425)
Purchase of treasury stock	—	(855)
Payments on finance lease obligations	(617)	(333)
Net cash used for financing activities	(1,354)	(301)
Net change in cash, cash equivalents and restricted cash	55,854	54,810
Cash, cash equivalents and restricted cash, beginning of year	17,998	5,193
Cash, cash equivalents and restricted cash, end of period	$73,852	$60,003

Supplemental cash flow disclosure information:
Cash paid for interest	9,857	10,573
Property and equipment accrued at the end of the period	13,980	8,934
Right of use assets acquired under finance leases	7,270	1,416
Right of use assets acquired under operating leases	32,981	—
The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated balance sheets to the total of cash, cash equivalents and restricted cash shown above:

	Three Months Ended
	March 30, 2019	March 31, 2018
Cash and cash equivalents	$72,506	$58,433
Restricted cash included in other assets	1,346	1,570
Total cash, cash equivalents and restricted cash	$73,852	$60,003
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Basis of Presentation
Nature of Operations
National Vision Holdings, Inc. (“NVHI,” the “Company,” “we,” “our,” or “us”) is a holding company whose operating subsidiaries include its indirect wholly owned subsidiary, National Vision, Inc. (“NVI”) and NVI’s direct wholly owned subsidiaries. We are a leading value retailer of eyeglasses and contact lenses in the United States and its territories. We operated 1,105 and 1,082 retail optical locations as of March 30, 2019 and December 29, 2018, respectively, through our five store brands, including America’s Best Contacts and Eyeglasses (“America’s Best”), Eyeglass World, Vista Optical locations on U.S. Army/Air Force military bases and within Fred Meyer stores, and our management and services arrangement with Walmart (“legacy”).
Basis of Presentation
We prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and, therefore, do not include all information and disclosures required by U.S. GAAP for complete consolidated financial statements. The condensed consolidated balance sheet as of December 29, 2018 has been derived from the audited consolidated balance sheet for the fiscal year then ended. These unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of March 30, 2019, the consolidated results of operations and comprehensive income, statements of changes in shareholders’ equity, and its statements of cash flows for the three months ended March 30, 2019 and March 31, 2018.
Certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted; however, we believe that the disclosures included herein are sufficient for a fair presentation of the information presented. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the fiscal year ended December 29, 2018 included in the Company’s Annual Report on Form 10-K with the SEC for fiscal year 2018 filed on February 27, 2019. The Company’s significant accounting policies are set forth in Note 1 within those consolidated financial statements. We use the same accounting policies in preparing interim condensed consolidated financial information and annual consolidated financial statements. There were no changes to our significant accounting policies during the three months ended March 30, 2019, except for the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases. See “Adoption of New Accounting Pronouncements” below for further discussion.
The condensed consolidated financial statements include our accounts and those of our subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31. Fiscal year 2019 contains 52 weeks and will end on December 28, 2019. All three month periods presented herein contain 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.
Seasonality
The consolidated results of operations for the three months ended March 30, 2019 and March 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year due to seasonality and uncertainty of general economic conditions that may impact our key end markets. Historically, our business has realized a higher portion of net revenue, income from operations, and cash flows from operations in the first fiscal quarter, and a lower portion of net revenue, income from operations, and cash flows from operations in the fourth fiscal quarter. The seasonally larger first quarter is attributable primarily to the timing of our customers’ personal income tax refunds and annual health insurance program start or reset periods. Seasonality related to fourth quarter holiday spending by retail customers generally does not impact our business. Our quarterly consolidated results can also be affected by the timing of new store openings, store closings, and certain holidays.
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
Asset Impairment
We evaluate impairment of long-lived tangible and right of use (“ROU”) store assets at the store level, which is the lowest level at which independent cash flows can be identified, when events or conditions indicate the carrying value of such assets may not be recoverable. If the store's projected undiscounted net cash flows expected to be generated by the related assets over the shorter of the remaining useful life or the remaining term of the lease are less than the carrying value of the subject assets, we then measure impairment based on a discounted cash flow model and fair market value of the lease asset and record an impairment charge as the excess of carrying value over estimated fair value.
During the three months ended March 30, 2019, we identified indicators of impairment in our long-lived tangible and ROU store assets and recorded a $2.1 million impairment charge. The remaining estimated fair value of the impaired assets was $1.3 million.
Income Taxes
Our income tax rate for the three months ended March 30, 2019 reflected our statutory federal and state rate of 25.7%, and an additional discrete benefit of $0.2 million associated primarily with the exercise of stock options. In comparison, the income tax rate associated with the three months ended March 31, 2018 was reduced by a $2.7 million income tax benefit resulting from stock option exercises.
Adoption of New Accounting Pronouncements
Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases. This new guidance establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either financing or operating, with such classification affecting the pattern of expense recognition in the statement of operations. Disclosure of key information about leasing arrangements is also required.
We adopted ASU No. 2016-02, as amended, as of December 30, 2018 (the first day of fiscal year 2019), using the modified retrospective transition approach without adjusting the comparative periods presented. We elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to carry forward historical lease classification for leases in existence as of the adoption date, to not assess whether any expired or existing contracts are leases or contain leases and to not assess whether unamortized initial direct costs for existing leases meet the definition of initial direct costs. In addition, we elected the practical expedients to not separate lease components from non-lease components and to not apply this new guidance to leases with terms of less than 12 months.
Upon adoption, we recorded operating lease liabilities of approximately $349.7 million as of December 30, 2018. The Company treated tenant improvement allowances (“TIAs”) and deferred rent of $28.6 million and $11.9 million, respectively, as of December 30, 2018 as reductions of lease payments used to measure ROU assets and recorded $308.5 million of lease ROU assets upon adoption. The difference between the additional lease assets and lease liabilities net of the deferred tax impact was $0.5 million and recorded as an adjustment to fiscal year 2019 opening retained earnings. Adoption of this new guidance did not result in significant changes to our results of operations and cash flows. See Note 7. “Leases” for additional information.
Future Adoption of Accounting Pronouncements
Cloud Computing. In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This new guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. The Company is in the process of assessing the new guidance.
Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This new guidance requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses. This guidance is effective for fiscal years beginning after December 15, 2019, and for interim reporting periods within those fiscal years. The Company is in the process of assessing the new guidance.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
2. Details of Certain Balance Sheet Accounts

In thousands	As of March 30, 2019	As of December 29, 2018
Accounts receivable, net:
Trade receivables	$33,329	$27,356
Credit card receivables	17,216	16,636
Tenant improvement allowances receivable	6,366	5,149
Other receivables	3,992	4,206
Allowance for uncollectible accounts	(2,882)	(2,612)
	$58,021	$50,735

In thousands	As of March 30, 2019	As of December 29, 2018
Inventories:
Raw materials and work in process (1)	$55,181	$59,946
Finished goods	56,755	56,076
	$111,936	$116,022
(1)
Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not separately present raw materials and work in process.

In thousands	As of March 30, 2019	As of December 29, 2018
Property and equipment, net:
Land and building	$3,632	$3,632
Equipment	173,439	160,958
Information systems hardware and software	99,696	101,809
Furniture and fixtures	50,862	48,992
Leasehold improvements	194,840	186,499
Construction in progress	31,378	40,697
Right of use assets under finance leases	33,061	25,446
	586,908	568,033
Less accumulated depreciation	222,281	212,916
	$364,627	$355,117

In thousands	As of March 30, 2019	As of December 29, 2018
Other payables and accrued expenses:
Employee compensation and benefits	$35,572	$20,529
Advertising	2,210	2,076
Self-insurance reserves	8,258	8,117
Reserves for customer returns and remakes	6,582	4,645
Capital expenditures	13,980	14,078
Legacy management and services agreement	5,237	5,383
Fair value of derivative liabilities	3,757	3,130
Supplies and other store support expenses	3,579	4,929
Litigation settlements	3,916	3,938
Other	14,577	14,179
	$97,668	$81,004

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
2. Details of Certain Balance Sheet Accounts (continued)

In thousands	As of March 30, 2019	As of December 29, 2018
Other non-current liabilities:
Fair value of derivative liabilities	$4,151	$3,505
Tenant improvements (1)	—	30,851
Deferred rental expenses (1)	—	11,926
Self-insurance reserves	5,159	5,114
Other	2,213	2,568
	$11,523	$53,964
(1) Tenant improvements and deferred rental expenses are used to measure ROU assets on the balance sheet under ASC 842, Leases as of March 30, 2019. See Note 7. “Leases” for further details.
3. Fair Value Measurements of Financial Assets and Liabilities
The Company uses a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect pricing based upon a reporting entity’s pricing based upon its own market assumptions.
The Company is required to measure certain assets and liabilities at fair value or disclose the fair values of certain assets and liabilities recorded at cost. Accounting standards define fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated assuming the transaction occurs in the principal or most advantageous market for the asset or liability and includes consideration of non-performance risk and credit risk of both parties. A three-tier fair value hierarchy prioritizes the inputs used in measuring fair value. These tiers include:

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
3. Fair Value Measurement of Financial Assets and Liabilities (continued)

Long-term Debt - First Lien Credit Agreement
Our long-term debt is traded in private markets on a less-than-daily basis. Fair value is based on the average of trading prices and bid/ask quotes around period-end (Level 2 inputs). The estimated fair values of our long term debt was $558.2 million and $556.1 million as of March 30, 2019 and December 29, 2018, respectively, compared to carrying values of $552.8 million and $553.6 million, respectively, which includes the current portion, and is net of unamortized discounts and deferred debt issuance costs.
Long-term Debt - Finance Leases
The fair value of finance lease obligations is based on estimated future contractual cash flows discounted at an appropriate market rate of interest (Level 2 inputs). The estimated fair values of our finance leases were $40.0 million and $30.7 million as of March 30, 2019 and December 29, 2018, respectively, compared to carrying values of $34.1 million and $24.5 million, respectively.
Interest Rate Derivatives
The Company is party to three pay-fixed and receive-floating interest rate swap agreements to offset the variability of cash flows in LIBOR-indexed debt interest payments, subject to a 1.0% floor, attributable to changes in the benchmark interest rate from March 13, 2017 to March 13, 2021 related to its credit agreements. During the first quarter of 2019, in accordance with the original agreements with the counterparties, the notional amount of the first derivative decreased from $140 million to $105 million. There were no other changes in the terms of the arrangements.
We recognize as assets or liabilities at fair value the estimated amounts we would receive or pay upon a termination of interest rate swaps prior to their scheduled expiration dates. Fair value is based on information that is model-driven and whose inputs are observable (Level 2 inputs). Cumulative unrealized gains and losses on derivative instruments are recorded in accumulated other comprehensive loss (“AOCL”), net of tax. As of March 30, 2019, the Company expects to reclassify $2.8 million, net of tax, of AOCL into earnings in the next 12 months. See Note 11. “Accumulated Other Comprehensive Loss” for further details.
Changes in the cash flows of each derivative are expected to be highly effective in offsetting the changes in interest payments on a principal balance equal to the derivative’s notional amount, attributable to the hedged risk. Our hedges have been deemed highly effective since inception as a result of our quarterly hedge effectiveness testing.
Our cash flow hedge position related to interest rate derivative contracts is as follows:

In thousands	Notional Amount	Final Maturity Date	Other Payables and Accrued Expenses	Other Liabilities	AOCL, Net of Tax (1)
As of March 30, 2019	$430,000	March 2021	$3,757	$4,151	$3,757
As of December 29, 2018	$465,000	March 2021	$3,130	$3,505	$2,810

(1)	Includes stranded tax benefit of $2.1 million within AOCL from adopting provisions of the Tax Legislation of 2017 during the year ended December 30, 2017.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
4. Stock Incentive Plans

The following tables summarize stock based compensation activity:

	Service-based options (1)	Performance-based options
Outstanding at December 29, 2018	2,583,380	4,143,781
Granted	254,712	—
Exercised	(6,284)	(36,459)
Forfeited	—	(42,161)
Outstanding at March 30, 2019	2,831,808	4,065,161
Vested and exercisable at March 30, 2019	1,900,111	1,724,551
(1) Includes service-based options under the Vision Holding Corp. Amended and Restated 2013 Equity Incentive Plan, the 2014 Stock Incentive Plan, and the 2017 Omnibus Incentive Plan

	Service-based restricted stock unit (RSU) awards	Performance-based restricted stock unit (PSU) awards	Restricted stock (RSA) awards
Outstanding at December 29, 2018	98,076	—	11,431
Granted	101,014	102,936	—
Vested	—	—	(787)
Forfeited	(2,823)	—	—
Outstanding at March 30, 2019	196,267	102,936	10,644
Effective March 1, 2019, the Company made an annual grant of stock options, performance-based restricted stock units (“PSUs”) and/or restricted stock units (“RSUs”) to eligible employees under the National Vision Holdings, Inc. 2017 Omnibus Incentive Plan (the “2017 Omnibus Incentive Plan”). The time-based options granted in fiscal 2019 vest in three equal annual installments, with one-third of the total number of shares underlying the options vesting on each of the first, second, and third anniversary of March 1, 2019, subject to continued employment through the applicable vesting date. The PSUs granted in fiscal 2019 are settled after the end of the performance period (i.e., cliff vesting), which begins on the first day of our 2019 fiscal year and ends on the last day of our 2021 fiscal year, and are based on the Company’s achievement of certain performance targets. The RSUs granted in fiscal 2019 vest in three equal installments through March 1, 2022. The weighted average grant date fair value of RSUs and PSUs granted during the three months ended March 30, 2019 was $35.19.
The weighted average price of options exercised during the three months ended March 30, 2019 was $4.71. The weighted average grant date fair value of the stock options granted during the three months ended March 30, 2019 was $14.22.
The following table summarizes stock compensation expense under the Company’s plans, which is included in SG&A in the accompanying statements of operations:

	Three months ended
In thousands	March 30, 2019	March 31, 2018
Stock Options	$2,352	$1,190
RSUs and PSUs	555	391
RSAs	33	15
Associate stock purchase plan	36	—
Total stock-based compensation expense	$2,976	$1,596
The unrecognized compensation cost as of March 30, 2019 related to RSUs, PSUs and service-based options granted in 2019 was $3.4 million, $3.5 million and $3.5 million, respectively.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Related Party Transactions

Equity in Net Assets of Non-Consolidated Investee
The Company has an investment in a private start-up company whose principal business is licensing software to eyeglass retailers. Under the equity method of accounting, we are required to record our interest in the investee’s reported net income or loss for each reporting period, which is presented in other expense, net in the Company’s condensed consolidated statements of operations. Our interest in the investee’s net losses was $0.6 million and $0.2 million for the three months ended March 30, 2019 and March 31, 2018, respectively. After adjusting the carrying value of our interest in the investee’s reported net losses, our investment balance in the business was $0.4 million and $1.0 million as of March 30, 2019 and December 29, 2018, respectively, which is included in other assets in the accompanying condensed consolidated balance sheets.
In the ordinary course of business we are a licensee of our investee. During the three months ended March 30, 2019, the licensing fees recorded in SG&A were immaterial. During the three months ended March 31, 2018, we recorded $0.2 million in licensing fees. Additionally, on August 29, 2017, the investee issued a secured convertible promissory note to the Company, in the principal amount of $1.5 million, due on August 29, 2020, which is included in non-current other assets in the accompanying condensed consolidated balance sheets. Interest income associated with the note was immaterial for the three months ended March 30, 2019 and March 31, 2018.
6. Revenue From Contracts with Customers
The Company’s revenues are recognized either at the point of sale or upon delivery and customer acceptance, paid for at the time of sale in cash, credit card, or on account with managed care payors having terms generally between 14 and 120 days, with most paying within 90 days. Our point in time revenues include 1) retail sales of prescription and non-prescription eyewear, contact lenses and related accessories to retail customers (including those covered by managed care), 2) eye exams and 3) wholesale sales of inventory in which our customer is another retail entity. Revenues recognized over time primarily include product protection plans, eyecare club memberships and management fees earned from our legacy partner.
The following disaggregation of revenues is based on the timing of revenue recognition:

	Three Months Ended
In thousands	March 30, 2019	March 31, 2018
Revenues recognized at a point in time	$424,214	$372,765
Revenues recognized over time	37,001	35,210
Total net revenue	$461,215	$407,975
Refer to Note 9."Segment Reporting" for the Company’s disaggregation of net revenue by reportable segment. As the reportable segments are aligned by similar economic factors, trends and customers, the reportable segment disaggregation view best depicts how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors.
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
Accounts receivable are reduced by allowances for amounts that may become uncollectible. Estimates of our allowance for uncollectible accounts are based on our historical and current operating, billing, and collection trends. Impairment losses (i.e., bad debt expense) recognized on our receivables were approximately $2.0 million and $1.6 million for the three months ended March 30, 2019 and March 31, 2018, respectively.

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
Our contract liabilities also consist of deferred revenue on services and plans obligations, primarily product protection plans and eyecare club memberships. The unamortized portion of amounts we collect in advance for these services and plans are reported as deferred revenue in the accompanying condensed consolidated balance sheets (current and non- current portions). Our deferred revenue balance as of March 30, 2019 was $77.0 million. We expect future revenue recognition of this balance of $47.4 million, $21.0 million, $7.8 million, $0.7 million, and $0.1 million in fiscal years 2019, 2020, 2021, 2022, and thereafter, respectively. We recognized $27.7 million and $25.9 million of previously deferred revenues during the three months ended March 30, 2019 and March 31, 2018, respectively.
7. Leases
We lease our stores, laboratories, distribution centers, and corporate offices. These leases generally have non-cancelable lease terms of between five and 10 years, with an option to renew for additional terms of one to 10 years or more. The lease term includes renewal option periods when the renewal is deemed reasonably certain after considering the value of the leasehold improvements at the end of the noncancelable lease period. Most leases for our stores provide for a minimum rent and typically include escalating rent over time with the exception of Military for which lease payments are variable and based on percentage of sales. For Vista Optical locations in Fred Meyer stores, we pay fixed rent plus a percentage of sales after certain minimum thresholds are achieved. The Company’s leases generally require us to pay insurance, real estate taxes and common area maintenance expenses, substantially all of which are variable and not included in the measurement of lease liability. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company does not consider its management and services agreement with legacy partner to contain a lease arrangement.
Our lease arrangements include TIAs, which are contractual amounts received by a lessee from a lessor for improvements made to leased properties by the lessee. For operating leases, TIAs are treated as a reduction of the lease payments used to measure the ROU assets in the accompanying consolidated balance sheet as of March 30, 2019 (non-current liabilities as of December 29, 2018), and are amortized as a reduction in rental expense over the life of the respective leases.
For finance leases, a lease ROU asset is recorded as property and equipment and corresponding amounts are recorded as debt obligations at an amount equal to the lesser of the net present value of minimum lease payments to be made over the lease term or the fair value of the property for leases in existence as of fiscal year end 2018 and at the net present value of the minimum lease payments to be made over the lease term for new finance leases entered into subsequent to fiscal year end 2018.
We rent or sublease certain parts of our stores to third parties. Our sublease portfolio consists mainly of operating leases with our ophthalmologists and optometrists within our stores.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

7. Leases (continued)

In thousands		As of March 30, 2019
Type	Classification
	ASSETS
Finance	Property and equipment, net	$28,192
Operating	Right of use assets (a)	330,637
	Total leased assets	358,829
	LIABILITIES
	Current Liabilities:
Finance	Current maturities of long-term debt and finance lease obligations	3,484
Operating	Current operating lease obligations	55,967
	Other non-current liabilities:
Finance	Long-term debt and finance lease obligations, less current portion and debt discount	30,614
Operating	Non-current operating lease obligations	314,282
	Total lease liabilities	$404,347
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the incremental borrowing rate on December 30, 2018, for operating leases that commenced prior to that date.

(a) TIA of $30.2 million, as of March 30, 2019, is treated as a reduction of lease payments used to measure ROU assets.
Finance lease assets are recorded net of accumulated amortization of $4.9 million and $4.1 million as of March 30, 2019 and December 30, 2018, respectively.

In thousands	Three Months Ended March 30, 2019
Lease cost by classification
Selling, general and administrative:
Operating lease cost (a)	$18,163
Variable lease cost (b)	6,466
Sublease income(c)	(962)

Depreciation and amortization:
Amortization of lease assets	978

Interest expense, net:
Interest on lease liabilities	890

Net lease cost	$25,535
(a) Includes short-term leases, which are immaterial.
(b)
Includes costs for insurance, real estate taxes and common area maintenance expenses, which are variable as well as lease costs above minimum thresholds for Fred Meyer stores and lease costs for Military stores.

(c) Income from sub-leasing of stores includes rental income from operating lease properties to ophthalmologists and optometrists who are independent contractors.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

7. Leases (continued)

Lease Term and Discount Rate	As of March 30, 2019
Weighted average remaining lease term (months)
Operating leases	83
Finance leases	83
Weighted average discount rate (a)
Operating leases	4.6%
Finance leases (b)	13.6%
(a)
The discount rate used to determine the lease assets and lease liabilities was derived upon considering (i) incremental borrowing rates on our long-term debt; (ii) fixed rates we pay on our interest rate swaps; (iii) LIBOR margins for issuers of similar credit rating; (iv) borrowing rates on five-year and ten-year US Treasuries; and (v) effect of collateralization. As a majority of our leases are five year and 10 year leases, we determined a lease discount rate for such tenors and evaluated whether this discount rate is reasonable for leases that were entered into during the quarter.

(b)
The discount rate on finance leases is higher than operating leases because the present value of minimum lease payments was higher than the fair value of leased properties for certain of those leases. The discount rate differential for those leases is not material to our results of operations.

In thousands	Three Months Ended March 30, 2019
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows - operating leases	$18,146
The following table represents the maturity of our lease liabilities as of March 30, 2019:

In thousands	Operating Leases (a)	Finance Leases (b)
Fiscal Year
2019	$55,994	$5,435
2020	70,545	6,984
2021	63,551	6,876
2022	56,707	6,810
2023	50,088	5,828
Thereafter	138,267	17,866
Total lease payments	435,152	49,799
Less: Interest	64,903	15,701
Present value of lease liabilities(c)	$370,249	$34,098
(a) Operating lease payments include $79.8 million related to options to extend lease terms that are reasonably certain of being exercised.
(b) There are no finance leases where the option to extend lease term is reasonably certain of being exercised.
(c) The present value of lease liabilities excludes $29.6 million of legally binding minimum lease payments for leases signed but not yet commenced.
As of fiscal year end 2018, aggregate future minimum rental payments under our operating leases were as follows:

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
In January 29, 2016, FirstSight, our wholly-owned specialized health maintenance organization, was named as a defendant in a proposed class action filed on behalf of all persons who paid for an eye examination from an optometrist at a Walmart location in California from November 5, 2009 through the date of the resolution of the litigation. The complaint alleges in particular that FirstSight participated in arrangements that caused the illegal delivery of eye examinations to the plaintiffs, and that FirstSight thereby violated, among other statutes, the Unfair Competition and False Advertising laws of California. In March 2017, the Court granted a motion to dismiss previously filed by FirstSight. The plaintiffs filed an appeal to the U.S. Court of Appeals for the Ninth Circuit in April 2017. In July 2018, the U.S. Court of Appeals for the Ninth Circuit vacated in part, and reversed in part, the district court’s dismissal and remanded for further proceedings. In October 2018, the plaintiffs filed a second amended complaint with the district court seeking, among other claims, unspecified damages and attorneys’ fees, and in November 2018, FirstSight filed a motion to dismiss. The Company believes that the claims are without merit and intends to continue to vigorously defend the litigation.
In May 2017, a complaint (the “1-800 Contacts Matter”) was filed against the Company and other defendants alleging, on behalf of a proposed class of consumers who purchased contact lenses online, that 1-800 Contacts, Inc. entered into a series of agreements with the other defendants, including AC Lens, the Company’s subsidiary, to suppress certain online advertising and that each defendant thereby engaged in anticompetitive conduct in violation of the Sherman Antitrust Act. The Company has settled the 1-800 Contacts Matter for $7.0 million, without admitting liability. Accordingly, the Company recorded a charge for this amount during the second quarter of fiscal year 2017. On November 8, 2017, the court in the 1-800 Contacts Matter entered an order preliminarily approving the settlement agreement, subject to a settlement hearing. Pursuant to this order, the Company deposited 50% of the settlement amount, or $3.5 million, into an escrow account, to be distributed subject to and in accordance with the terms of the settlement agreement and any further order of the court.
On February 25, 2019, we were served with a lawsuit by a former employee who alleges, on behalf of himself and a proposed class, several violations of California wage and hour laws and seeks unspecified alleged unpaid wages, monetary damages, injunctive relief and attorneys’ fees. On March 21, 2019, we removed the lawsuit from state court to the United States District Court for the Northern District of California. The plaintiff moved to remand the action to state court on April 18, 2019. The Company believes that the claims are without merit and intends to vigorously defend the litigation.
9. Segment Reporting
The Company provides its principal products and services through two reportable segments: owned & host and legacy. The “Corporate/ Other” category includes the results of operations of our other operating segments, AC Lens and FirstSight, as well as corporate overhead support. The “Reconciliations” category represents other adjustments to reportable segment results necessary for the presentation of consolidated financial results in accordance with U.S. GAAP for the two reportable segments.
The following is a summary of certain financial data for each of our segments. Reportable segment information is presented on the same basis as our condensed consolidated financial statements, except for net revenue and associated costs applicable to revenue, which is presented on a cash basis, including point of sales for managed care payors and excluding the effects of unearned and deferred revenue, consistent with what the CODM regularly reviews. Asset information is not included in the following summary since the CODM does not regularly review such information for the reportable segments. Our reportable segment profit measure is earnings before interest, tax, depreciation and amortization (“EBITDA”), or net revenue, less costs applicable to revenue, less selling, general and administrative costs. Depreciation and amortization, asset impairment, litigation settlement and other corporate costs that are not allocated to the reportable segments, including interest expense and debt issuance costs are excluded from segment

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Segment Reporting (continued)

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

	Three Months Ended March 30, 2019
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$296,919	$30,141	$63,875	$(7,775)	$383,160
Segment services and plans revenues	68,301	14,437	6	(4,689)	78,055
Total net revenue	365,220	44,578	63,881	(12,464)	461,215
Costs of products	85,246	14,130	56,595	(1,967)	154,004
Costs of services and plans	51,664	6,301	—	—	57,965
Total costs applicable to revenue	136,910	20,431	56,595	(1,967)	211,969
SG&A	133,213	14,237	46,426	—	193,876
Asset impairment	—	—	2,082	—	2,082
Other expense, net	—	—	473	—	473
EBITDA	$95,097	$9,910	$(41,695)	$(10,497)	52,815
Depreciation and amortization					20,415
Interest expense, net					9,061
Income before income taxes					$23,339

	Three Months Ended March 31, 2018
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$261,621	$29,109	$50,779	$(2,732)	$338,777
Segment services and plans revenues	58,776	13,649	1,054	(4,281)	69,198
Total net revenue	320,397	42,758	51,833	(7,013)	407,975
Costs of products	74,158	12,888	44,310	(478)	130,878
Costs of services and plans	43,646	4,963	967	—	49,576
Total costs applicable to revenue	117,804	17,851	45,277	(478)	180,454
SG&A	118,524	13,478	38,687	—	170,689
Other expense, net	—	—	122	—	122
EBITDA	$84,069	$11,429	$(32,253)	$(6,535)	56,710
Depreciation and amortization					17,862
Interest expense, net					9,313
Income before income taxes					$29,535
Revenue associated with managing operations of our legacy partner were $9.3 million for each of the three months ended March 30, 2019 and March 31, 2018. During the three months ended March 30, 2019, sales associated with our legacy partner arrangement represented 9.7% of consolidated net revenue. This exposes us to concentration of customer risk.

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

	Three Months Ended
In thousands, except EPS	March 30, 2019	March 31, 2018
Net income	$17,429	$24,455
Weighted average shares outstanding for basic EPS	78,205	74,714
Effect of dilutive securities:
Stock options	3,221	3,033
Restricted stock	40	90
Weighted average shares outstanding for diluted EPS	81,466	77,837
Basic EPS	$0.22	$0.33
Diluted EPS	$0.21	$0.31
Anti-dilutive options outstanding excluded from EPS	356	—
11. Accumulated Other Comprehensive Loss
Changes in the fair value of the Company’s cash flow hedge derivative instruments since inception are recorded in AOCL. The following table presents the change in AOCL during the three months ended March 30, 2019 and March 31, 2018, respectively:

	Three Months Ended
In thousands	March 30, 2019	March 31, 2018
Cash flow hedging activity:
Balance at beginning of period	$(2,810)	$(9,868)
Other comprehensive income (loss) before reclassification	(2,188)	4,093
Tax effect of other comprehensive income (loss) before reclassification	561	(1,048)
Amount reclassified from AOCL into interest expense	915	2,123
Tax effect of amount reclassified from AOCL into interest expense	(235)	(544)
Net current period other comprehensive income (loss), net of tax	(947)	4,624
Balance at end of period	$(3,757)	$(5,244)
See Note 3. “Fair Value Measurements of Financial Assets and Liabilities” for a description of the Company’s use of cash flow hedging derivatives.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2019 (the “Annual Report”). This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of the Annual Report as such risk factors may be updated from time to time in our periodic filings with the SEC.  Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Form 10-Q.
Overview
We are one of the largest and fastest growing optical retailers in the United States and a leader in the attractive value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best, no matter what their budget. Our mission is to make quality eye care and eyewear affordable and accessible to all Americans. We achieve this by providing eye exams, eyeglasses and contact lenses to cost-conscious and low-income consumers. We deliver exceptional value and convenience to our customers, with an opening price point that strives to be among the lowest in the industry, enabled by our low-cost operating platform. We reach our customers through a diverse portfolio of 1,105 retail stores across five brands and 19 consumer websites as of March 30, 2019.
Our operations consist of two reportable segments:

•
Owned & Host - As of March 30, 2019, our owned brands consisted of 679 America’s Best Contacts and Eyeglasses (“America’s Best”) retail stores and 116 Eyeglass World retail stores. In America’s Best stores, vision care services are provided by optometrists employed by us or by independent professional corporations. America’s Best stores are primarily located in high-traffic strip centers next to similar nationally-known discount retailers. Eyeglass World locations primarily feature vision care services provided by independent optometrists and on-site optical laboratories that enable stores to quickly fulfill many customer orders and make repairs on site. Eyeglass World stores are primarily located in freestanding or in-suite locations near high-foot-traffic shopping centers. Our host brands consisted of 54 Vista Optical locations on military bases and 29 Vista Optical locations within Fred Meyer stores as of March 30, 2019. We have strong, long-standing relationships with our host partners and have maintained each partnership for over 19 years. Both host brands compete within the value segment of the U.S. optical retail industry. These brands provide eye exams principally by independent optometrists. All brands utilize our centralized laboratories. This segment also includes sales from our three store omni-channel brand websites.

•
Legacy - We manage the operations of, and supply inventory and laboratory processing services to, 227 Vision Centers in Walmart retail locations as of March 30, 2019. Under our management & services agreement with Walmart, our responsibilities include ordering and maintaining merchandise inventory, arranging the provision of optometry services, providing managers and staff at each location, training personnel, providing sales receipts to customers, maintaining necessary insurance, obtaining and holding required licenses, permits and accreditations, owning and maintaining store furniture, fixtures and equipment, and developing annual operating budgets and reporting. We earn management fees as a result of providing such services and therefore we record revenue related to sales of products and product protection plans to our legacy partner’s customers on a net basis. Our management & services agreement also allows our legacy partner to collect penalties if the Vision Centers do not generate a requisite amount of revenues. No such penalties have been assessed under our current arrangement, which began in 2012. We also sell to our legacy partner merchandise that is stocked in retail locations we manage pursuant to a separate supplier agreement, and provide centralized laboratory services for the finished eyeglasses for our legacy partner’s customers in stores that we manage. We lease space from Walmart within or adjacent to each of the locations we manage and use this space for vision care services provided by independent doctors or doctors employed by us or by independent professional corporations. During the three months ended March 30, 2019, sales associated with our legacy partner arrangement represented 9.7% of consolidated net revenue. This exposes us to concentration of customer risk. Our agreements with our legacy partner expire on August 23, 2020, and will automatically renew for a three-year period unless a party elects not to renew.

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

•
Unallocated corporate overhead expenses, which are a component of selling, general and administrative expenses and are comprised of various home office expenses such as payroll, occupancy costs, and consulting and professional fees. Corporate overhead expenses also include field supervision for stores included in our two reportable segments.

Reportable segment information is presented on the same basis as our consolidated financial statements, except reportable segment sales are presented on a cash basis including point of sales for managed care payors and excluding the effects of unearned and deferred revenue, consistent with what our chief operating decision maker (“CODM”) regularly reviews. Reconciliations of segment results to consolidated results include financial information necessary to adjust reportable segment revenues to a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”), specifically the change in unearned and deferred revenues during the period. There are no revenue transactions between reportable segments, and there are no other items in the reconciliations other than the effects of unearned and deferred revenue. See Note 9. “Segment Reporting” in our condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q.
Deferred revenue represents the timing difference of when we collect the cash from the customer and when services related to product protection plans and club memberships are performed. Increases or decreases in deferred revenue during the reporting period represent cash collections in excess of or below the recognition of previous deferrals.
Unearned revenue represents the timing difference of when we collect the cash from the customer and the delivery/customer acceptance of prescription eyewear, and is only applicable to sales made during the last week to 10 days of the reporting period.
Trends and Other Factors Affecting Our Business
Various trends and other factors will affect or have affected our operating results, including:
New Store Openings
We expect that new stores will be a key driver of growth in our net revenue and operating profit in the future. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings. As stores mature, profitability typically increases significantly. The performance of new stores is dependent upon factors such as the store opening date, the time of year of a particular opening, the amount of store opening costs, labor costs in the specified market, the amount of store occupancy costs, its level of participation in managed care plans, and the location of new stores, including whether they are in a new or existing market. We typically incur higher than normal employee costs at the time of a new store opening associated with set-up and other opening costs, including training and development of our store associates. The multi-year maturation process of our stores is influenced by customer purchasing behavior in our industry, with consumers returning for eye exams every 20 months on average and with a substantial majority of our customers being repeat buyers. Our planned store expansion will place increased demands on our operational, managerial, administrative and other resources. Managing our growth effectively will require us to continue to enhance our store management systems, financial and management controls and information systems. We will also be required to hire, train and retain optometric professionals, store management and store personnel, which, together with increased marketing costs, may affect our operating margins.
Comparable Store Sales Growth
Comparable store sales growth is a key driver of our business. Many factors affect comparable store sales, including:

•	consumer preferences, buying trends and overall economic trends including amount and timing of tax refunds;

•	the recurring nature of eyecare purchases;

•	our ability to identify and respond effectively to customer preferences and trends;

•	our ability to provide an assortment of high quality/low cost product offerings that generate new and repeat visits to our stores;

•	foot traffic in retail shopping centers where our stores are predominantly located;

•	the customer experience we provide in our stores;

•	the availability of vision care professionals;

•	the availability of optometrist professionals;

•	our ability to source and receive products accurately and timely;

•	changes in product pricing, including promotional activities;

•	the number of items purchased per store visit;

•	the number of stores that have been in operation for more than 12 months; and

•	impact and timing of weather related store closures.
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
Managed Care and Insurance
Our managed care business relates to vision care programs and associated benefits which are either: (i) sponsored by employers or other groups, (ii) provided by insurers and managed care entities, such as health maintenance organizations to individuals, and (iii) delivered, typically on a fee-for-service or capitated basis, by health care providers, such as ophthalmologists, optometrists and opticians. Managed care has become increasingly important to the optical retail industry.
An increasing percentage of our customers receive vision care insurance coverage through managed care payors. Our participation in this program represents an increasingly significant portion of our overall revenues and our revenue growth. While we have relationships with almost all vision care insurers in the United States and with all of the major carriers, currently, a relatively small number of payors comprise the majority of our managed care revenues, subjecting us to concentration risk. As our participation in managed care programs continues to expand, we have incurred and expect to incur additional costs related to this area of our business. Our future operational success could depend on our ability to negotiate, maintain and extend contracts with managed vision care companies, vision insurance providers and other third-party payors, several of whom have significant market share. In addition, as our participation in managed care programs continues to approach overall industry penetration levels, we expect our associated managed care revenue growth rate to slow over time.
Vision Care Professional Recruitment and Coverage
Our ability to continue to attract and retain qualified vision care professionals is key to store operations, as well as maintaining our relationships with independent optometrists and professional corporations owned by eye care practitioners that provide vision care services in our stores.
Overall Economic Trends
Macroeconomic factors that may affect customer spending patterns, and thereby our results of operations, include employment rates, business conditions, changes in the housing market, the availability of credit, interest rates, tax rates and fuel and energy costs. During periods of economic downturn and uncertainty, our customers benefit from our low prices. However, eye care purchases are predominantly a medical necessity and are considered non-discretionary in nature. Therefore, the overall economic environment and related changes in consumer behavior may have less of an impact on our business than for retailers in other industries. Our customers also benefit from our low prices during periods of economic downturn and uncertainty.
Consumer Preferences and Demand
Our ability to maintain our appeal to existing customers and attract new customers depends on our ability to originate, develop and offer a compelling product assortment responsive to customer preferences and design trends. We estimate that optical consumers typically replace their eyeglasses every two to three years, and contact lens customers order new lenses every six to twelve months, reflecting the predictability of these recurring purchase behaviors.

Infrastructure Investment
Our historical results of operations reflect the impact of our ongoing investments in infrastructure to support our growth. We have made significant investments in information technology systems, supply chain systems, marketing, and personnel, including experienced industry executives, and management and merchandising teams to support our long-term growth objectives. We intend to continue to make targeted investments in our infrastructure to support our growth.
Pricing Strategy
We are committed to providing our products to our customers at low prices. We generally employ a simple low price/high value strategy that consistently delivers savings to our customers without the need for extensive promotions.
Our Ability to Source and Distribute Products Effectively
Our revenue and operating income are affected by our ability to purchase our products in sufficient quantities at competitive prices. While we believe our vendors have adequate capacity to meet our current and anticipated demand, our level of revenue could be adversely affected in the event we face constraints in our supply chain, including the inability of our vendors to produce sufficient quantities of merchandise in a manner that is able to match market demand from our customers. We rely on a small number of vendors to supply the majority of our eyeglass frames, eyeglass lenses and contact lenses, and are thus exposed to concentration of supplier risk. In particular, we have agreed to exclusively purchase almost all of our spectacle lenses from one supplier.
In addition, if the United States government imposes significant tariffs or other restrictions on imports from China, it could have an adverse impact on our business. We source merchandise from suppliers located in China, a significant amount of our domestically-purchased merchandise is manufactured in China, and one of our outsourced optometric labs is located in China. Any such tariffs, restrictions or other changes could lead to additional costs, delays in shipments, embargos and other uncertainties that could negatively impact our relationships with our international vendors and labs and materially adversely affect our business, including price increases or the requirement to identify alternative sources for merchandise and labs. Current tariffs do not materially impact our financial results, and we believe that less than 16% of costs applicable to revenue are subject to potential tariffs on Chinese imports.
Inflation
Substantial increases in product costs due to increases in materials cost or general inflation could lead to greater profitability pressure as we may not be able to pass costs on to consumers. To date, changes in materials prices and general inflation have not materially impacted our business.
Interim Results and Seasonality
Historically, our business has realized a higher portion of net revenue, operating income, and cash flows from operations in the first fiscal quarter, and a lower portion of net revenue, operating income, and cash flows from operations in the fourth fiscal quarter. The seasonally larger first quarter is attributable primarily to the timing of our customers’ income tax refunds and annual health insurance program start/reset periods. Because our target market consists of cost-conscious and low-income consumers, a delay in the issuance of tax refunds or changes in the amount of tax refunds can have a negative impact on our financial results. Consumers could also alter how they utilize tax refund proceeds. With respect to our fourth quarter results, compared to other retailers, our products and services are less likely to be included in consumer’s holiday spending budgets, therefore reducing spending on personal vision correction during the weeks preceding December 25 of each year. Additionally, although the period between December 25 and the end of our fiscal year is typically a high-volume period, the net revenue associated with substantially all orders of prescription eyeglasses and contact lenses during that period is deferred until January of the next fiscal year due to our policy of recognizing revenue only after the product has been accepted by the customer, further contributing to higher first quarter results.
Our quarterly results may also be affected by the timing of new store openings and store closings, the amount of sales contributed by new and existing stores as well as the timing of certain holidays. As a result of these factors, our working capital requirements and demands on our product distribution and delivery network may fluctuate during the year.
Competition
The U.S. optical retail industry is highly competitive. Competition is generally based upon brand name recognition, price, convenience, selection, service and product quality. We operate within the value segment of the U.S. optical retail industry, which emphasizes price and value. This segment is fragmented. We compete with mass merchants, specialty retail chains and independent eye practitioners and opticians. In the broader optical retail industry, we also compete with large national retailers such as, in alphabetical order, LensCrafters, Pearle Vision and Visionworks. This competition takes place both in physical retail locations and through the internet.

Consolidation in the Industry
The recently completed merger of large, global competitors has created, and other consolidation activity may create, organizations that are involved in virtually every sector of the optical industry, from retail and wholesale to frames, spectacle lenses, and managed vision care. These companies will benefit from purchasing advantages and by leveraging management capabilities across a larger revenue base. Recent trends indicate that national and regional optical retail chains similar to us are gaining market share from independent vision care providers, benefiting from economies of scale unavailable to smaller competitors. Other trends include the formation of buying groups and similar forms of practice affiliations.
How We Assess the Performance of Our Business
We consider a variety of financial and operating measures in assessing the performance of our business. The key measures we use to determine how our consolidated business and operating segments are performing are net revenue, costs applicable to revenue, and selling, general, and administrative expenses. In addition, we also review store growth, adjusted comparable store sales growth, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income.
Net Revenue
We report as net revenue amounts generated in transactions with customers who are the end users of our products, services, and plans. Net product sales include sales of prescription and non-prescription eyewear, contact lenses, and related accessories as well as eye exam services associated with our Americas Best brand’s signature offer of two pairs of eyeglasses and a free eye exam for one low price (“two-pair offer”) to retail customers and sales of inventory in which our customer is another retail entity. Net sales of services and plans include sales of eye exams, eye care club memberships, product protection plans (i.e., warranties), and single service eye care plans in California. Net sales of services and plans also includes fees we earn for managing certain Vision Centers located in Walmart stores and for laboratory services provided to Walmart.
Costs Applicable to Revenue
Costs applicable to revenue include both costs of net product sales and costs of net sales of services and plans. Costs of net product sales include (i) costs to procure non-prescription eyewear, contact lenses, and accessories, which we purchase and sell in finished form, (ii) costs to manufacture finished prescription eyeglasses, including direct materials, labor, and overhead, and (iii) remake costs, warehousing and distribution expenses, and internal transfer costs. Costs of services and plans include costs associated with product protection plan programs, eye care club memberships, single service eye care plans in California, eye care practitioner and eye exam technician payroll, taxes and benefits and optometric and other service costs. Customer tastes and preferences, product mix, changes in technology, significant increases or slowdowns in production, and other factors impact costs applicable to revenue. The components of our costs applicable to revenue may not be comparable to other retailers.
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

Adjusted Comparable Store Sales Growth
We measure adjusted comparable store sales growth as the increase or decrease in sales recorded by the comparable store base in any reporting period, compared to sales recorded by the comparable store base in the prior reporting period, which we calculate as follows: (i) sales are recorded on a cash basis (i.e., when the order is placed and paid for or submitted to a managed care payor, compared to when the order is delivered), utilizing cash basis point of sale information from stores; (ii) stores are added to the calculation during the 13th full fiscal month following the store’s opening; (iii) closed stores are removed from the calculation for time periods that are not comparable; (iv) sales from partial months of operation are ignored when stores do not open or close on the first day of the month; and (v) when applicable, we adjust for the effect of the 53rd week. Quarterly, year-to-date and annual adjusted comparable store sales are aggregated using only sales from all whole months of operation included in both the current reporting period and the prior reporting period. When a partial month is excluded from the calculation, the corresponding month in the subsequent period is also excluded from the calculation. There may be variations in the way in which some of our competitors and other retailers calculate comparable store sales. As a result, our adjusted comparable store sales may not be comparable to similar data made available by other retailers.
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
Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income
We define Adjusted EBITDA as net income, plus interest expense, income tax provision (benefit) and depreciation and amortization, as further adjusted to exclude stock compensation expense, asset impairment, new store pre-opening expenses, non-cash rent, secondary offering expenses, management realignment expense and other expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total net revenue. We define Adjusted Net Income as net income, adjusted to exclude stock compensation expense, asset impairment, new store pre-opening expenses, non-cash rent, secondary offering expenses, management realignment expense, amortization of acquisition intangibles and deferred financing costs, other expenses, the tax benefit of stock option exercises, effect of the Tax Cuts and Jobs Act (“Tax Legislation”), and the tax effect of adjustments recorded during the quarter. Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income are key metrics used by management to assess our financial performance. Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income are also frequently used by analysts, investors and other interested parties. We use Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation and to compare our performance against that of other peer companies using similar measures. See “Non-GAAP Financial Measures” for additional information.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net revenue.

	Three Months Ended
In thousands, except store data	March 30, 2019	March 31, 2018
Revenue:
Net product sales	$383,160	$338,777
Net sales of services and plans	78,055	69,198
Total net revenue	461,215	407,975
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	154,004	130,878
Services and plans	57,965	49,576
Total costs applicable to revenue	211,969	180,454
Operating expenses:
Selling, general and administrative expenses	193,876	170,689
Depreciation and amortization	20,415	17,862
Asset impairment	2,082	—
Other expense, net	473	122
Total operating expenses	216,846	188,673
Income from operations	32,400	38,848
Interest expense, net	9,061	9,313
Earnings before income taxes	23,339	29,535
Income tax provision	5,910	5,080
Net income	$17,429	$24,455

Operating data:
Number of stores open at end of period	1,105	1,027
New stores opened	26	15
Adjusted EBITDA	$63,303	$60,730

	Three Months Ended
	March 30, 2019	March 31, 2018
Percentage of net revenue:
Total costs applicable to revenue	46.0%	44.2%
Selling, general and administrative expenses	42.0%	41.8%
Total operating expenses	47.0%	46.2%
Income from operations	7.0%	9.5%
Net income	3.8%	6.0%
Adjusted EBITDA	13.7%	14.9%

Three Months Ended March 30, 2019 compared to Three Months Ended March 31, 2018
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for the three months ended March 30, 2019 compared to the three months ended March 31, 2018.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Three Months Ended March 30, 2019	Three Months Ended March 31, 2018	March 30, 2019	March 31, 2018	Three Months Ended March 30, 2019		Three Months Ended March 31, 2018
Owned & Host segment
America’s Best	8.2%	4.6%	679	608	$305,096	66.2%	$264,243	64.8%
Eyeglass World	6.5%	6.3%	116	107	50,214	10.9%	45,414	11.1%
Military	(4.4)%	2.8%	54	56	6,421	1.4%	6,879	1.7%
Fred Meyer	(9.7)%	6.0%	29	29	3,489	0.8%	3,861	0.9%
Owned & Host segment total			878	800	$365,220	79.3%	$320,397	78.5%
Legacy segment	1.8%	3.3%	227	227	44,578	9.7%	42,758	10.5%
Corporate/Other	—	—	—	—	63,881	13.7%	51,833	12.8%
Reconciliations	—	—	—	—	(12,464)	(2.7)%	(7,013)	(1.8)%
Total	6.2%	4.6%	1,105	1,027	$461,215	100.0%	$407,975	100.0%
Adjusted comparable store sales growth(3)	6.7%	4.6%

(1)
We calculate total comparable store sales based on consolidated net revenue excluding the impact of (i) Corporate/Other segment net revenue, (ii) sales from stores opened less than 13 months, (iii) stores closed in the periods presented, (iv) sales from partial months of operation when stores do not open or close on the first day of the month and (v) if applicable, the impact of a 53rd week in a fiscal year. Brand-level comparable store sales growth is calculated based on cash basis revenues consistent with what the CODM reviews, and consistent with reportable segment revenues presented in Note 9. “Segment Reporting” in our unaudited condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q, with the exception of the legacy segment, which is adjusted as noted in clause (ii) of footnote (3) below.

(2)	Percentages reflect line item as a percentage of net revenue, adjusted for rounding.

(3)
There are two differences between total comparable store sales growth based on consolidated net revenue and adjusted comparable store sales growth: (i) adjusted comparable store sales growth includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in an increase of 0.8% and 0.1% from total comparable store sales growth based on consolidated net revenue for the three months ended March 30, 2019 and March 31, 2018, respectively, and (ii) adjusted comparable store sales growth includes retail sales to the legacy partner’s customers (rather than the revenues recognized consistent with the management & services agreement), resulting in a decrease of 0.3% and 0.1% from total comparable store sales growth based on consolidated net revenue for the three months ended March 30, 2019 and March 31, 2018, respectively.

Total net revenue of $461.2 million for the three months ended March 30, 2019 increased $53.2 million, or 13.0%, from $408.0 million for the three months ended March 31, 2018. This increase was driven approximately 50% by comparable store sales growth, approximately 40% by new stores and approximately 10% by order volume in our AC Lens business within the Corporate/Other segment.
In the three months ended March 30, 2019, we opened 26 new stores, including 24 America’s Best stores and two Eyeglass World stores. Additionally, we closed two America’s Best stores and one Eyeglass World store. Overall, store count grew 7.6% from March 31, 2018 to March 30, 2019 (71 and nine net new America’s Best and Eyeglass World locations were added, respectively, and two Military locations were closed during the same period). Comparable store sales growth and adjusted comparable store sales growth were 6.2% and 6.7% for the three months ended March 30, 2019, respectively. Comparable store sales growth and adjusted comparable store sales growth were driven primarily by increases in average ticket and customer transactions. We believe the increases in net revenue and customer transactions were primarily due to execution of our key strategies, including new store openings and maturation, advertising and expansion of our participation in managed care programs as well as our recently expanded role in our contact lens distribution relationship with Walmart.

Net product sales comprised 83.1% and 83.0% of total net revenue for the three months ended March 30, 2019 and March 31, 2018, respectively. Net product sales increased $44.4 million, or 13.1%, in the three months ended March 30, 2019 compared to the three months ended March 31, 2018, driven primarily by eyeglass sales and, to a lesser extent, unit growth in our AC Lens business from the recently expanded role in the contact lens distribution relationship with Walmart and contact lens sales. Net sales of services and plans increased $8.9 million, or 12.8%, driven primarily by eye exam sales in our owned & host segment. The eye exam increase was driven primarily by expanding participation in managed care programs and our store growth.
As a result of changes in applicable California law, certain optometrists employed by FirstSight were transferred to a professional corporation that contracts directly with our legacy segment in the fourth quarter of fiscal year 2018, similar to optometrist transfers that occurred in the third quarter of 2017. This completed the transfer of optometrists from FirstSight to our legacy segment. This change led to an increase in legacy segment eye exam revenue and optometrist payroll costs of $1.0 million and $0.9 million, respectively, in the three months ended March 30, 2019. A corresponding decrease was recorded in our FirstSight subsidiary within the Corporate/Other segment. Therefore, the change had no impact on consolidated income from operations.
Owned & Host segment net revenue. Net revenue increased $44.8 million, or 14.0%, due to comparable store sales growth and new store openings which increased sales across our key product categories. The growth was predominately driven by performance in America’s Best and Eyeglass World.
Legacy segment net revenue. Net revenue grew $1.8 million, or 4.3%, primarily driven by higher eye exam sales and an increase in average ticket. The increased eye exam sales were primarily the result of changes to our FirstSight operations required by changes in applicable California law discussed above. The FirstSight operations changes resulted in a favorable impact of approximately 185 basis points in comparable store sales growth.
Corporate/Other segment net revenue. Net revenue increased $12.0 million, or 23.2%, driven by unit growth in our AC Lens business from the recently expanded role in the contact lens distribution relationship with Walmart and our online retail business, which was partially offset by a $1.0 million reduction in sales as a result of the FirstSight operations changes discussed above.
Net revenue reconciliations. Reconciliations include increases in deferred revenue of $4.7 million and $4.3 million, in the owned & host segment, and increases in unearned revenue of $7.8 million and $2.7 million in the owned & host and legacy segments for the three months ended March 30, 2019 and March 31, 2018, respectively. The increase in deferred revenue for the three months ended March 30, 2019 was driven by growth in our Eyecare Club membership sales, and to a lesser extent, product protection plans.
Differences between the increases in unearned revenue for the three months ended March 30, 2019 and March 31, 2018 were primarily the result of calendar influences on sales of prescription eyewear in our stores during the last week to 10 days of the preceding quarters. Unearned revenue was higher in December 2017 compared to December 2018 due to sales volume differences caused by shifts in the number of selling days after December 25. The higher opening balance for the quarter ended March 31, 2018 resulted in a lower increase in unearned revenue during the prior year than for the three months ended March 30, 2019.
Costs applicable to revenue
Costs applicable to revenue of $212.0 million for the three months ended March 30, 2019 increased $31.5 million, or 17.5%, from $180.5 million for the three months ended March 31, 2018. As a percentage of net revenue, costs applicable to revenue increased from 44.2% for the three months ended March 31, 2018 to 46.0% for the three months ended March 30, 2019. The increase was primarily driven by our growing AC Lens business and increased optometrist costs, partially offset by a higher mix of eye exam sales as a result of our growing managed care business during the three months ended March 30, 2019.
Costs of products as a percentage of net product sales increased from 38.6% for the three months ended March 31, 2018 to 40.2% for the three months ended March 30, 2019, driven by our growing AC Lens business. Our AC Lens net revenue grew faster than our store brands in the three months ended March 30, 2019, and AC Lens had a higher cost of products as a percentage of net revenue than our other businesses.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales increased from 28.3% for the three months ended March 31, 2018 to 28.7% for the three months ended March 30, 2019. The increase was primarily driven by increased contact lens costs and a lower mix of eyeglass sales.

Legacy segment costs of products. Costs of products as a percentage of net product sales increased from 44.3% for the three months ended March 31, 2018 to 46.9% for the three months ended March 30, 2019. The increase was driven by increased contact lens costs combined with lower eyeglass margins, partially offset by eyeglass sales mix as a result of increased managed care transactions. Legacy segment managed care net product revenue is recorded in net product sales while revenue associated with servicing non-managed care customers is recorded in net sales of services and plans. Eyeglass and contact lens product costs for both managed care and non-managed care net revenue are recorded in costs of products. Increases in managed care mix have improved product margins and had a corresponding negative impact on service margins in our legacy segment.
Costs of services and plans as a percentage of net sales of services and plans increased from 71.6% for the three months ended March 31, 2018 to 74.3% for the three months ended March 30, 2019. The increase was primarily driven by higher optometrist costs, partially offset by increased eye exam sales as a result of increased managed care transactions. Optometrist costs increased as a result of planned increases in store coverage and, to a lesser extent, wage pressure in certain geographic markets.
Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 74.3% for the three months ended March 31, 2018 to 75.6% for the three months ended March 30, 2019. The increase was driven by higher optometrist costs as described above, partially offset by increased eye exam sales as a result of increased managed care transactions, since eye exams purchased by managed care customers are excluded from our signature two-pair offer at our America’s Best brand, and are therefore recorded as services revenue.
Legacy segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 36.4% for the three months ended March 31, 2018 to 43.6% for the three months ended March 30, 2019. The increase was primarily driven by increased optometrist costs and lower management fees, partially offset by increased eye exam sales. The higher optometrist costs and increased eye exam sales were both primarily the result of the FirstSight operations changes discussed in “Net revenue” above. Additionally, management fees declined due to the corresponding impact of increased managed care transactions, since revenue from managed care transactions are recorded in net sales of products as described above.
Selling, general and administrative expenses
SG&A of $193.9 million for the three months ended March 30, 2019 increased $23.2 million, or 13.6%, from the three months ended March 31, 2018. As a percentage of net revenue, SG&A increased from 41.8% for the three months ended March 31, 2018 to 42.0% for the three months ended March 30, 2019. The increase in SG&A as a percentage of net revenue was primarily due to non-recurring management realignment and associated stock compensation expenses and performance-based incentive compensation, partially offset by increased net revenue from our AC Lens contact lens distribution relationship with Walmart, store payroll leverage and secondary public offering expenses incurred during the three months ended March 31, 2018 not recurring during the three months ended March 30, 2019.
Owned & Host SG&A. SG&A as a percentage of net revenue decreased from 37.0% for the three months ended March 31, 2018 to 36.5% for the three months ended March 30, 2019, driven primarily by store payroll leverage.
Legacy segment SG&A. SG&A as a percentage of net revenue increased from 31.5% for the three months ended March 31, 2018 to 31.9% for the three months ended March 30, 2019, driven by an increase in legal and professional fees associated with increasing managed care transactions, increases in expense associated with leasing space for the provision of vision care services, and to a lesser extent, increased advertising, partially offset by store payroll leverage.
Depreciation and amortization
Depreciation and amortization expense of $20.4 million for the three months ended March 30, 2019 increased $2.6 million, or 14.3%, from $17.9 million for the three months ended March 31, 2018 primarily driven by new store openings, as well as investments in optical laboratories, distribution centers and information technology infrastructure, including omni-channel platform related investments. Beginning in 2015, we accelerated our unit growth to approximately 75 new stores annually. We also invested in more efficient lab and IT technology to support our growth. Many of these incremental investments have depreciable lives in the five to eight year categories; therefore, we expect depreciation expense to continue to outpace revenue growth over the next few years. In recent years, a higher percentage of our new store leases were deemed to be finance leases, further increasing depreciation expense on finance lease assets. Our property and equipment balance, net, increased $9.5 million, or 2.7%, during the three months ended March 30, 2019, reflective of $26.0 million in purchases of property and equipment, $7.3 million in new finance leases, less $18.4 million in depreciation expense and $4.7 million in impairment and other adjustments.

Interest expense, net
Interest expense, net, of $9.1 million for the three months ended March 30, 2019 decreased $0.3 million, or 2.7%, from $9.3 million for the three months ended March 31, 2018. Interest expense decreased $0.7 million from the October 9, 2018 refinancing impact of applicable margins and the credit rating upgrades received during the third quarter of 2018 and the first quarter of 2019. These reductions were partially offset by $0.6 million in additional interest expense relating to finance lease obligations during three months ended March 30, 2019.
Income tax provision
Our income tax expense for the three months ended March 30, 2019 reflected income tax expense at our statutory federal and state rate of 25.7%, offset by a discrete benefit of $0.2 million associated primarily with the exercise of stock options. During the three months ended March 31, 2018, our expected combined statutory federal and state rate was reduced by a $2.7 million income tax benefit resulting from stock option exercises.
Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income
We define EBITDA as net income, plus interest expense, income tax provision and depreciation and amortization. We define Adjusted EBITDA as EBITDA, further adjusted to exclude stock compensation expense, asset impairment, new store pre-opening expenses, non-cash rent, secondary offering expenses, management realignment expenses and other expenses. We describe these adjustments reconciling net income to EBITDA and Adjusted EBITDA in the tables below. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total net revenue. We define Adjusted Net Income as net income, further adjusted to exclude stock compensation expense, asset impairment, new store pre-opening expenses, non-cash rent, secondary offering expenses, management realignment expenses and other expenses, amortization of acquisition intangibles and deferred financing costs, the tax benefit of stock option exercises and the tax effect of these adjustments. We describe these adjustments reconciling net income to Adjusted Net Income in the tables below.
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
The following table reconciles our net income to EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income for the periods presented:

	Three Months Ended
In thousands	March 30, 2019		March 31, 2018
Net income	$17,429	3.8%	$24,455	6.0%
Interest expense	9,061	2.0%	9,313	2.3%
Income tax provision	5,910	1.3%	5,080	1.2%
Depreciation and amortization	20,415	4.4%	17,862	4.4%
EBITDA	52,815	11.5%	56,710	13.9%

Stock compensation expense (a)	2,976	0.6%	1,596	0.4%
Asset impairment (b)	2,082	0.5%	—	—%
New store pre-opening expenses (c)	885	0.2%	474	0.1%
Non-cash rent (d)	1,198	0.3%	528	0.1%
Secondary offering expenses (e)	—	—%	963	0.2%
Management realignment expenses (f)	2,155	0.5%	—	—%
Other (g)	1,192	0.3%	459	0.1%
Adjusted EBITDA/ Adjusted EBITDA Margin	$63,303	13.7%	$60,730	14.9%
Note: Percentages reflect line item as a percentage of net revenue

	Three Months Ended
In thousands	March 30, 2019	March 31, 2018
Net income	$17,429	$24,455
Stock compensation expense (a)	2,976	1,596
Asset impairment (b)	2,082	—
New store pre-opening expenses (c)	885	474
Non-cash rent (d)	1,198	528
Secondary offering expenses (e)	—	963
Management realignment expenses (f)	2,155	—
Other (g)	1,192	459
Amortization of acquisition intangibles and deferred financing costs (h)	2,258	2,281
Tax benefit of stock option exercises (i)	(230)	(2,695)
Tax effect of total adjustments (j)	(3,263)	(1,613)
Adjusted Net Income	$26,682	$26,448

(a)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and performance vesting conditions.

(b)	Reflects write-off of property and equipment for the three months ended March 30, 2019.

(c)
Pre-opening expenses, which include marketing and advertising, labor and occupancy expenses incurred prior to opening a new store, are generally higher than comparable expenses incurred once such store is open and generating revenue. We believe that such higher pre-opening expenses are specific in nature and are not indicative of ongoing core operating performance. We adjust for these costs to facilitate comparisons of store operating performance from period to period.

(d)	Consists of the non-cash portion of rent expense, which reflects the extent to which our straight-line rent expense recognized under GAAP exceeds or is less than our cash rent payments.

(e)	Expenses related to our secondary public offerings for the three months ended March 31, 2018.

(f)	Expenses related to a non-recurring realignment of management described on the Form 8-K filed with the SEC on January 10, 2019.

(g)
Other adjustments include amounts that management believes are not representative of our operating performance (amounts in brackets represent reductions in Adjusted EBITDA and Adjusted Net Income), including our share of losses on equity method investments of $0.6 million and $0.2 million for the three months ended March 30, 2019 and March 31, 2018, respectively; the amortization impact of the KKR Acquisition-related adjustments (e.g., fair value of leasehold interests) of $0.1 million and $17 thousand for the three months ended March 30, 2019 and March 31, 2018, respectively; differences between the timing of expense versus cash payments related to contributions to charitable organizations of $(0.3) million for the three months ended March 31, 2018; costs of severance and relocation of $0.2 million for the three months ended March 30, 2019 and March 31, 2018; excess payroll taxes related to stock option exercises of $23 thousand and $0.3 million for the three months ended March 30, 2019 and March 31, 2018, respectively; and other expenses and adjustments totaling $0.3 million and $0.1 million for the three months ended March 30, 2019 and March 31, 2018, respectively.

(h)
Amortization of the increase in carrying values of definite-lived intangible assets resulting from the application of purchase accounting to the KKR Acquisition of $1.9 million for each of the three months ended March 30, 2019 and March 31, 2018. Amortization of deferred financing costs is primarily associated with the March 2014 term loan borrowings in connection with the KKR Acquisition and, to a lesser extent, amortization of debt discounts associated with the May 2015 and February 2017 incremental First Lien - Term Loan B and the November 2017 First Lien - Term Loan B refinancing, aggregating to $0.4 million for the three months ended March 30, 2019 and March 31, 2018.

(i)
Tax benefit associated with accounting guidance adopted at the beginning of fiscal year 2017 (Accounting Standards Update 2016-09, Compensation - Stock Compensation), requiring excess tax benefits to be recorded in earnings as discrete items in the reporting period in which they occur.

(j)	Represents the income tax effect of the total adjustments at our combined statutory federal and state income tax rates.
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
As of March 30, 2019, we had $72.5 million in cash and cash equivalents and $94.5 million of availability under our revolving credit facility, which reflects $5.5 million in outstanding letters of credit.

We purchased $26.0 million in capital items in the three months ended March 30, 2019. Approximately 80% of our capital spend is related to our expected growth (i.e., new stores, optometric equipment, additional capacity in our optical laboratories and distribution centers, and our IT infrastructure, including omni-channel platform related investments). We plan on opening approximately 75 stores during fiscal year 2019 (inclusive of the 26 new stores opened through March 30, 2019). Our working capital requirements for inventory will increase as we continue to open additional stores. We primarily fund our working capital needs using cash provided by operations.
The following table summarizes cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended
In thousands	March 30, 2019	March 31, 2018
Cash flows provided by (used for):
Operating activities	$83,014	$77,787
Investing activities	(25,806)	(22,676)
Financing activities	(1,354)	(301)
Net increase in cash, cash equivalents and restricted cash	$55,854	$54,810
Net Cash Provided by Operating Activities
Cash flows from operating activities increased $5.2 million from $77.8 million during the three months ended March 31, 2018 to $83.0 million for the three months ended March 30, 2019. Net income decreased $7.0 million, primarily due to an increase in non-cash expense items, such as depreciation and amortization, asset impairment, and stock based compensation expense. The impact of reduced net income combined with an increase in non-cash expense items was an increase to cash of $2.0 million.
Decreases in net working capital and other assets and liabilities contributed $3.3 million in cash compared to the three months ended March 31, 2018. Increases in other liabilities contributed $8.8 million in year-over-year cash, primarily related to increases in accruals for payroll and incentive related items. Decreases in other assets contributed $6.3 million in year-over-year cash, primarily the result of decreases in pre-paid advertising and rent-related items. Decreases in inventory contributed $5.8 million in year-over-year cash, primarily related to the sell down of late 2018 forward buys.
Off-setting these items was a $9.7 million reduction in year-over-year cash related to increases in accounts receivable balances, reflective of year-over-year increases in the growth of our participation in managed care programs, increases in our contact lens distribution business with other major retailers, and increases in receivables for tenant improvements. Additionally, use of cash to pay-down accounts payable during the quarter was $9.0 million more than the prior year quarter, primarily due to timing.
Net Cash Used for Investing Activities
Net cash used for investing activities increased by $3.1 million, to $25.8 million, during the three months ended March 30, 2019 from $22.7 million during the three months ended March 31, 2018. The change in cash used for investing activities were due to purchases of property and equipment to support our store growth, including new stores, improvements to our optical laboratories and distribution centers, and continued development of our IT infrastructure.
Net Cash Used For Financing Activities
Net cash used for financing activities increased $1.1 million, from $0.3 million to $1.4 million during the three months ended March 30, 2019. The change in cash provided by financing activities was primarily due to lower net proceeds of $1.0 million from the exercise of stock options for the three months ended March 30, 2019 as compared to the three months ended March 31, 2018.
Off-balance Sheet Arrangements
We follow U.S. GAAP in making the determination as to whether or not to record an asset or liability related to our arrangements with third parties. Consistent with current accounting guidance, we do not record an asset or liability associated with long-term marketing and promotional commitments, or commitments to philanthropic endeavors. We have disclosed the amount of future commitments associated with these items in our fiscal year 2018 annual consolidated financial statements filed on the Form 10-K. We were not a party to any other off-balance sheet arrangements during the three months ended March 30, 2019.

Contractual Obligations
During the three months ended March 30, 2019, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of December 29, 2018 in the Annual Report.
Critical Accounting Policies and Estimates
Management has evaluated the accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements and related notes and believe those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Annual Report dated December 29, 2018, in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the Annual Report, except for the adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases discussed in Note 1. “Description of Business and Basis of Presentation” of our unaudited condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q.
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
As of March 30, 2019, all of our $563.1 million in term loan debt was subject to variable interest rates, with a weighted average borrowing rate of 4.6%. After inclusion of the notional amount of $430.0 million of interest rate swaps fixing a portion of the variable rate debt, $133.1 million, or 23.6% of our debt, is subject to variable rates. Assuming an increase to market rates of 1.0% as of March 30, 2019, we would incur an annual increase to interest expense of approximately $1.3 million related to debt subject to variable rates.
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
In accordance with Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 30, 2019. Based on that evaluation, the CEO and the CFO have concluded that, because the previously identified material weaknesses in our internal control over financial reporting described below had not been remediated by the end of the period covered by this Form 10-Q, our disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-Q.
Notwithstanding the material weakness described below, based on the additional analysis and other post-closing procedures performed, management believes the financial statements included in this report are fairly presented, in all material respects, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Material Weakness and Status of Material Weakness Remediation
As previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 27, 2019, we had identified a control deficiency that constituted a material weakness in our internal control over financial reporting as of December 29, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In part due to errors discovered as a result of the implementation of controls associated with the new lease accounting standard, the Company concluded the following material weakness still exists as of March 30, 2019:
The Company did not design and maintain effective entity level controls to identify and assess changes in our business environment that could significantly impact the system of internal control over financial reporting.
We have designed, implemented and tested the following controls to facilitate the remediation of this material weakness:

•
Established a periodic meeting of senior leaders from key business groups, including operations and finance, for purposes of identifying and assessing changes in our business environment that could significantly impact the system of internal control over financial reporting.

•	Designed and implemented a control to incorporate those changes into our risk assessment and control activities.

•	Established a disclosure committee, consisting of certain key members of management, to assist in formalizing our disclosure, risk assessment, internal controls and procedures.

•	Added additional technical resources to enhance our overall control environment.
We are committed to maintaining a strong internal control environment, and we continue to assess the adequacy of these changes in the context of remediating this material weakness. In 2019, management will continue testing the operating effectiveness of such controls to demonstrate whether successful remediation has occurred and will also make enhancements to our financial risk assessment.  The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the first quarter of fiscal year 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above under “Material Weakness and Status of Material Weakness Remediation.”
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are currently and may in the future become subject to various claims and pending or threatened lawsuits in the normal course of our business.
Our subsidiary, FirstSight is a defendant in a purported class action in the U.S. District Court for the Southern District of California that alleges that FirstSight participated in arrangements that caused the illegal delivery of eye examinations and that FirstSight thereby violated, among other laws, the corporate practice of optometry and the unfair competition and false advertising laws of California. The lawsuit was filed in 2013 and FirstSight was added as a defendant in 2016. In March 2017, the court granted the motion to dismiss previously filed by FirstSight and dismissed the complaint with prejudice. The plaintiffs filed an appeal with the U.S. Court of Appeals for the Ninth Circuit in April 2017. In July 2018, the U.S. Court of Appeals for the Ninth Circuit vacated in part, and reversed in part, the district court’s dismissal and remanded for further proceedings. In October 2018, the plaintiffs filed a second amended complaint with the district court seeking, among other claims, unspecified damages and attorneys’ fees, and in November 2018, FirstSight filed a motion to dismiss. We believe that the claims alleged are without merit and intend to continue to defend the litigation vigorously.
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
On February 25, 2019, we were served with a lawsuit by a former employee who alleges, on behalf of himself and a proposed class, several violations of California wage and hour laws and seeks unspecified alleged unpaid wages, monetary damages, injunctive relief and attorneys’ fees. On March 21, 2019, we removed the lawsuit from Monterey County Superior Court to the United States District Court for the Northern District of California. The plaintiff moved to remand the action to state court on April 18, 2019. We believe that the claims are without merit and intend to vigorously defend the litigation.
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
10.1
Transition Agreement, dated as of February 1, 2019, between National Vision Holdings, Inc. and Jeff McAllister - incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2019.

10.2	Form of Stock Option Agreement under the 2017 Omnibus Incentive Plan, as adopted February 2019.
10.3	Form of Restricted Stock Unit Agreement under the 2017 Omnibus Incentive Plan, as adopted February 2019.
10.4	Form of Performance Stock Unit Agreement under the 2017 Omnibus Incentive Plan, as adopted February 2019.
10.5	Form of Restricted Stock Agreement for Non-Employee Directors, as adopted February 2019.
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Vision Holdings, Inc.

Dated: May 9, 2019	By:	/s/ L. Reade Fahs
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 9, 2019	By:	/s/ Patrick R. Moore
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)