Form 10-Q
period 2019-06-29
National Vision Holdings, Inc.
filed 2019-08-06
CIK 1710155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number 001-38257
_______________________________________________________________________
National Vision Holdings, Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________________________________

Delaware			46-4841717
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

2435 Commerce Ave
Building 2200			30096
Duluth	,	Georgia	(Zip Code)
(Address of principal executive offices)
(770) 822‑3600
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
_______________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2019
Common stock, $0.01 par value	78,524,731

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
Words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates,” or “anticipates,” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts or guarantees of future performance and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.
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

•	product liability, product recall or personal injury issues;

•	our compliance with managed vision care laws and regulations;

•	our reliance on third-party reimbursement for a portion of our revenues;

•	our ability to manage our inventory balances and inventory shrinkage;

•	risks associated with our e-commerce business;

•	seasonal fluctuations in our operating results and inventory levels;

•	risks of losses arising from our investments in technological innovators in the optical retail industry;

•	our failure to comply with, or changes in, laws, regulations, enforcement activities and other requirements;

•	the impact of any adverse litigation judgments or settlements resulting from legal proceedings relating to our business operations;

•	our ability to adequately protect our intellectual property;

•	our leverage;

•	restrictions in our credit agreement that limits our flexibility in operating our business;

•	our ability to generate sufficient cash flow to satisfy our significant debt service obligations;

•	our dependence on subsidiaries to fund all of our operations and expenses;

•	risks associated with maintaining the requirements of being a public company;

•	our ability to comply with requirements to maintain effective internal controls; and

•	risks related to owning our common stock.
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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of June 29, 2019 and December 29, 2018
In Thousands, Except Par Value
(Unaudited)

ASSETS	As of June 29, 2019	As of December 29, 2018
Current assets:
Cash and cash equivalents	$82,779	$17,132
Accounts receivable, net	57,437	50,735
Inventories	105,660	116,022
Prepaid expenses and other current assets	25,018	30,815
Total current assets	270,894	214,704

Property and equipment, net	380,002	355,117
Other assets:
Goodwill	777,613	777,613
Trademarks and trade names	240,547	240,547
Other intangible assets, net	60,641	64,532
Right of use assets	335,874	—
Other assets	6,265	8,876
Total non-current assets	1,800,942	1,446,685
Total assets	$2,071,836	$1,661,389
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,100	$43,642
Other payables and accrued expenses	92,473	81,004
Unearned revenue	26,497	27,295
Deferred revenue	56,371	52,144
Current maturities of long-term debt and finance lease obligations	8,515	7,567
Current operating lease obligations	57,323	—
Total current liabilities	288,279	211,652

Long-term debt and finance lease obligations, less current portion and debt discount	579,087	570,545
Non-current operating lease obligations	320,754	—
Other non-current liabilities:
Deferred revenue	21,711	20,134
Other liabilities	18,482	53,964
Deferred income taxes, net	69,089	61,940
Total other non-current liabilities	109,282	136,038
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 78,563 and 78,246 shares issued as of June 29, 2019 and December 29, 2018, respectively; 78,484 and 78,167 shares outstanding as of June 29, 2019 and December 29, 2018, respectively	786	782
Additional paid-in capital	679,216	672,503
Accumulated other comprehensive loss	(5,427)	(2,810)
Retained earnings	102,020	74,840
Treasury stock, at cost; 79 shares as of June 29, 2019 and December 29, 2018	(2,161)	(2,161)
Total stockholders’ equity	774,434	743,154
Total liabilities and stockholders’ equity	$2,071,836	$1,661,389
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three and Six Months Ended June 29, 2019 and June 30, 2018
In Thousands, Except Earnings Per Share
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenue:
Net product sales	$357,533	$319,408	$740,693	$658,185
Net sales of services and plans	71,918	66,124	149,973	135,322
Total net revenue	429,451	385,532	890,666	793,507
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	145,654	127,731	299,658	258,609
Services and plans	56,852	49,328	114,817	98,904
Total costs applicable to revenue	202,506	177,059	414,475	357,513
Operating expenses:
Selling, general and administrative expenses	182,278	165,627	376,154	336,316
Depreciation and amortization	20,819	17,577	41,234	35,439
Asset impairment	1,790	—	3,872	—
Other expense, net	356	296	829	418
Total operating expenses	205,243	183,500	422,089	372,173
Income from operations	21,702	24,973	54,102	63,821
Interest expense, net	8,968	9,424	18,029	18,737
Earnings before income taxes	12,734	15,549	36,073	45,084
Income tax provision	2,477	3,082	8,387	8,162
Net income	$10,257	$12,467	$27,686	$36,922

Earnings per share:
Basic	$0.13	$0.17	$0.35	$0.49
Diluted	$0.13	$0.16	$0.34	$0.47
Weighted average shares outstanding:
Basic	78,318	75,249	78,262	74,983
Diluted	81,424	77,858	81,437	77,879

Comprehensive income:
Net income	$10,257	$12,467	$27,686	$36,922
Unrealized gain (loss) on hedge instruments	(2,246)	3,359	(3,519)	9,575
Tax provision (benefit) of unrealized gain (loss) on hedge instruments	(576)	861	(902)	2,453
Comprehensive income	$8,587	$14,965	$25,069	$44,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
For the Three and Six Months Ended June 29, 2019 and June 30, 2018
In Thousands
(Unaudited)

	Three and Six Months Ended June 29, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balances at December 29, 2018	78,167	$782	$672,503	$(2,810)	$74,840	$(2,161)	$743,154
Cumulative effect of change in accounting principle	—	—	—	—	(506)	—	(506)
Balances at December 30, 2018 - as adjusted	78,167	782	672,503	(2,810)	74,334	(2,161)	742,648
Issuance of common stock	51	1	512	—	—	—	513
Stock based compensation	—	—	2,937	—	—	—	2,937
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	(947)	—	—	(947)
Net income	—	—	—	—	17,429	—	17,429
Balances at March 30, 2019	78,218	783	675,952	(3,757)	91,763	(2,161)	762,580
Issuance of common stock	266	3	1,550	—	—	—	1,553
Stock based compensation	—	—	1,714	—	—	—	1,714
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	(1,670)	—	—	(1,670)
Net income	—	—	—	—	10,257	—	10,257
Balances at June 29, 2019	78,484	$786	$679,216	$(5,427)	$102,020	$(2,161)	$774,434

	Three and Six Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balances at December 30, 2017	74,654	$746	$631,798	$(9,868)	$32,157	$(233)	$654,600
Cumulative effect of change in accounting principle	—	—	—	—	19,030	—	19,030
Balances at December 31, 2017 - as adjusted	74,654	746	631,798	(9,868)	51,187	(233)	673,630
Issuance of common stock	449	5	2,243	—	—	—	2,248
Stock based compensation	—	—	1,596	—	—	—	1,596
Purchase of treasury stock	(25)	—	—	—	—	(855)	(855)
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	4,624	—	—	4,624
Net income	—	—	—	—	24,455	—	24,455
Balances at March 31, 2018	75,078	751	635,637	(5,244)	75,642	(1,088)	705,698
Issuance of common stock	256	2	1,216	—	—	—	1,218
Stock based compensation	—	—	1,524	—	—	—	1,524
Purchase of treasury stock	—	—	—	—	—	(5)	(5)
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	2,498	—	—	2,498
Net income	—	—	—	—	12,467	—	12,467
Balances at June 30, 2018	75,334	$753	$638,377	$(2,746)	$88,109	$(1,093)	$723,400
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 29, 2019 and June 30, 2018
In Thousands
(Unaudited)

	Six Months Ended
	June 29, 2019	June 30, 2018
Cash flows from operating activities:
Net income	$27,686	$36,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,234	35,439
Amortization of loan costs	892	858
Asset impairment	3,872	—
Deferred income tax expense	8,239	7,964
Stock based compensation expense	4,717	3,120
Inventory adjustments	2,043	1,322
Bad debt expense	3,865	3,349
Other	1,592	737
Changes in operating assets and liabilities:
Accounts receivable	(10,567)	(5,231)
Inventories	8,319	(5,080)
Other assets	11,391	(599)
Accounts payable	3,458	(2,924)
Deferred revenue	5,804	5,278
Other liabilities	6,734	(1,020)
Net cash provided by operating activities	119,279	80,135
Cash flows from investing activities:
Purchase of property and equipment	(52,103)	(48,684)
Other	315	116
Net cash used for investing activities	(51,788)	(48,568)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,066	3,530
Principal payments on long-term debt	(2,500)	(2,850)
Purchase of treasury stock	—	(860)
Payments on finance lease obligations	(1,190)	(759)
Net cash used for financing activities	(1,624)	(939)
Net change in cash, cash equivalents and restricted cash	65,867	30,628
Cash, cash equivalents and restricted cash, beginning of year	17,998	5,193
Cash, cash equivalents and restricted cash, end of period	$83,865	$35,821

Supplemental cash flow disclosure information:
Cash paid for interest	$17,438	$19,128
Property and equipment accrued at the end of the period	$22,033	$9,264
Right of use assets acquired under finance leases	$9,763	$7,772
Right of use assets acquired under operating leases	$58,528	$—
The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated balance sheets to the total of cash, cash equivalents and restricted cash shown above:

	Six Months Ended
	June 29, 2019	June 30, 2018
Cash and cash equivalents	$82,779	$34,642
Restricted cash included in other assets	1,086	1,179
Total cash, cash equivalents and restricted cash	$83,865	$35,821
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Basis of Presentation
Nature of Operations
National Vision Holdings, Inc. (“NVHI,” the “Company,” “we,” “our,” or “us”) is a holding company whose operating subsidiaries include its indirect wholly owned subsidiary, National Vision, Inc. (“NVI”) and NVI’s direct wholly owned subsidiaries. We are a leading value retailer of eyeglasses and contact lenses in the United States and its territories. We operated 1,128 and 1,082 retail optical locations as of June 29, 2019 and December 29, 2018, respectively, through our five store brands, including America’s Best Contacts and Eyeglasses (“America’s Best”), Eyeglass World, Vista Optical locations on U.S. Army/Air Force military bases (“Military”) and within Fred Meyer stores, and our management and services arrangement with Walmart (“legacy”).
Basis of Presentation
We prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and, therefore, do not include all information and disclosures required by U.S. GAAP for complete consolidated financial statements. The condensed consolidated balance sheet as of December 29, 2018 has been derived from the audited consolidated balance sheet for the fiscal year then ended. These unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of June 29, 2019, the consolidated results of operations and comprehensive income, the statements of changes in stockholders’ equity for the three and six months ended June 29, 2019 and June 30, 2018, and its statements of cash flows for the six months ended June 29, 2019 and June 30, 2018.
Certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted; however, we believe that the disclosures included herein are sufficient for a fair presentation of the information presented. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the fiscal year ended December 29, 2018 included in the Company’s Annual Report on Form 10-K with the SEC for fiscal year 2018 filed on February 27, 2019. The Company’s significant accounting policies are set forth in Note 1 within those consolidated financial statements. We use the same accounting policies in preparing interim condensed consolidated financial information and annual consolidated financial statements. There were no changes to our significant accounting policies during the six months ended June 29, 2019, except for the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases. See “Adoption of New Accounting Pronouncements” below for further discussion.
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
Seasonality
The consolidated results of operations for the three and six months ended June 29, 2019 and June 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year due to seasonality and uncertainty of general economic conditions that may impact our key end markets. Historically, our business has realized a higher portion of net revenue, income from operations, and cash flows from operations in the first fiscal quarter, and a lower portion of net revenue, income from operations, and cash flows from operations in the fourth fiscal quarter. The seasonally larger first quarter is attributable primarily to the timing of our customers’ personal income tax refunds and annual health insurance program start or reset periods. Seasonality related to fourth quarter holiday spending by retail customers generally does not impact our business. Our quarterly consolidated results can also be affected by the timing of new store openings, store closings, and certain holidays.

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
We identified indicators of impairment in our long-lived tangible and ROU store assets and recorded $1.8 million and $3.9 million of impairment charges during the three and six months ended June 29, 2019, respectively. The remaining estimated fair value of the impaired assets was $4.0 million as of June 29, 2019.
Income Taxes
Our income tax rate for the three months ended June 29, 2019 reflected our statutory federal and state rate of 25.6%, offset by a discrete benefit of $1.1 million associated primarily with stock option exercises. Our income tax benefit for the six months ended June 29, 2019 reflected income tax expense at our statutory federal and state rate of 25.6%, offset by a discrete benefit of $1.4 million associated primarily with stock option exercises. In comparison, the income tax rate associated with the three and six months ended June 30, 2018 was reduced by a $1.4 million and $4.1 million income tax benefit resulting from stock option exercises.
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
Future Adoption of Accounting Pronouncements
Cloud Computing. In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This new guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years and may be adopted on a prospective or retrospective basis. The Company is in the process of assessing the new guidance.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Description of Business and Basis of Presentation (continued)

Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This new guidance requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses. Initial adoption of ASU 2016-13 is required to be reported on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, except for certain provisions that are required to be applied prospectively. This guidance is effective for fiscal years beginning after December 15, 2019, and for interim reporting periods within those fiscal years. The Company is in the process of assessing the new guidance.
2. Details of Certain Balance Sheet Accounts

In thousands	As of June 29, 2019	As of December 29, 2018
Accounts receivable, net:
Trade receivables	$34,665	$27,356
Credit card receivables	15,213	16,636
Tenant improvement allowances receivable	7,054	5,149
Other receivables	3,606	4,206
Allowance for uncollectible accounts	(3,101)	(2,612)
	$57,437	$50,735

In thousands	As of June 29, 2019	As of December 29, 2018
Inventories:
Raw materials and work in process (1)	$54,071	$59,946
Finished goods	51,589	56,076
	$105,660	$116,022
(1)
Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not separately present raw materials and work in process.

In thousands	As of June 29, 2019	As of December 29, 2018
Property and equipment, net:
Land and building	$3,632	$3,632
Equipment	178,836	160,958
Information systems hardware and software	114,168	101,809
Furniture and fixtures	53,192	48,992
Leasehold improvements	203,551	186,499
Construction in progress	32,168	40,697
Right of use assets under finance leases	34,708	25,446
	620,255	568,033
Less: Accumulated depreciation	240,253	212,916
	$380,002	$355,117

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
2. Details of Certain Balance Sheet Accounts (continued)

In thousands	As of June 29, 2019	As of December 29, 2018
Other payables and accrued expenses:
Employee compensation and benefits	$26,801	$20,529
Advertising	3,292	2,076
Self-insurance reserves	8,665	8,117
Reserves for customer returns and remakes	6,293	4,645
Capital expenditures	16,156	14,078
Legacy management and services agreement	4,356	5,383
Fair value of derivative liabilities	5,677	3,130
Supplies and other store support expenses	3,466	4,929
Litigation settlements	3,910	3,938
Other	13,857	14,179
	$92,473	$81,004

In thousands	As of June 29, 2019	As of December 29, 2018
Other non-current liabilities:
Fair value of derivative liabilities	$4,477	$3,505
Tenant improvements (1)	—	30,851
Deferred rental expenses (1)	—	11,926
Self-insurance reserves	5,626	5,114
Other	8,379	2,568
	$18,482	$53,964
(1) Tenant improvements and deferred rental expenses are used to measure ROU assets on the balance sheet under ASC 842, Leases as of June 29, 2019. See Note 7. “Leases” for further details.

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

•
Level 2 - Valuation inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in inactive markets, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the instruments.

•
Level 3 - Valuation inputs are unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are determined using model-based techniques that include discounted cash flow models and similar techniques.

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
Cash, Cash Equivalents and Restricted Cash
The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturity of the instruments. All cash and cash equivalents are denominated in U.S. currency.
Accounts Receivable, Net
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
Long-term Debt - First Lien Credit Agreement
Our long-term debt is traded in private markets on a less-than-daily basis. Fair value is based on the average of trading prices and bid/ask quotes around period-end (Level 2 inputs). The estimated fair values of our long-term debt was $556.9 million and $556.1 million as of June 29, 2019 and December 29, 2018, respectively, compared to carrying values of $552.0 million and $553.6 million, respectively, which includes the current portion, and is net of unamortized discounts and deferred debt issuance costs. Refer to Note 12. “Subsequent Events” for further information on the July 18, 2019 Term Loan A - Joinder and Amendment and Restatement agreement.
Finance Lease Obligations
The fair value of finance lease obligations is based on estimated future contractual cash flows discounted at an appropriate market rate of interest (Level 2 inputs). The estimated fair values of our finance leases were $41.2 million and $30.7 million as of June 29, 2019 and December 29, 2018, respectively, compared to carrying values of $35.6 million and $24.5 million, respectively.
Interest Rate Derivatives
The Company is party to three pay-fixed and receive-floating interest rate swap agreements to offset the variability of cash flows in LIBOR-indexed debt interest payments, subject to a 1.0% floor, attributable to changes in the benchmark interest rate from March 13, 2017 to March 13, 2021 related to its credit agreement. During the first quarter of 2019, in accordance with the original agreements with the counterparties, the notional amount of the first derivative decreased from $140.0 million to $105.0 million. There were no other changes in the terms of the arrangements.
We recognize as assets or liabilities at fair value the estimated amounts we would receive or pay upon a termination of interest rate swaps prior to their scheduled expiration dates. Fair value is based on information that is model-driven and whose inputs are observable (Level 2 inputs). Cumulative unrealized losses on derivative instruments are recorded in accumulated other comprehensive loss (“AOCL”), net of tax. As of June 29, 2019, the Company expects to reclassify $4.2 million, net of tax, of AOCL into earnings in the next 12 months. See Note 11. “Accumulated Other Comprehensive Loss” for further details.
Changes in the cash flows of each derivative are expected to be highly effective in offsetting the changes in interest payments on a principal balance equal to the derivative’s notional amount, attributable to the hedged risk. Our hedges have been deemed highly effective since inception as a result of our quarterly hedge effectiveness testing.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
3. Fair Value Measurement of Financial Assets and Liabilities (continued)

Our cash flow hedge position related to interest rate derivative contracts is as follows:

In thousands	Notional Amount	Maturity Date	Other Payables and Accrued Expenses	Other Liabilities	AOCL, Net of Tax (1)
As of June 29, 2019	$430,000	March 2021	$5,677	$4,477	$5,427
As of December 29, 2018	$465,000	March 2021	$3,130	$3,505	$2,810

(1)	Includes stranded tax benefit of $2.1 million within AOCL from adopting provisions of the Tax Cuts and Jobs Act of 2017 during the year ended December 30, 2017.
4. Stock Incentive Plans
The following tables summarize stock based compensation activity for the six months ended June 29, 2019:

	Service-based options (1)	Performance-based options	Total options
Outstanding at December 29, 2018	2,583,380	4,143,781	6,727,161
Granted	288,474	—	288,474
Exercised	(45,836)	(241,018)	(286,854)
Forfeited	—	(122,263)	(122,263)
Outstanding at June 29, 2019	2,826,018	3,780,500	6,606,518
Vested and exercisable at June 29, 2019	1,891,075	1,519,992	3,411,067
(1) Includes service-based options under the Vision Holding Corp. Amended and Restated 2013 Equity Incentive Plan, the 2014 Stock Incentive Plan, and the 2017 Omnibus Incentive Plan.

	Service-based restricted stock unit (RSU) awards	Performance-based restricted stock unit (PSU) awards	Restricted stock (RSA) awards
Outstanding at December 29, 2018	98,076	—	11,431
Granted	102,295	111,715	10,596
Vested	—	—	(1,664)
Forfeited	(7,031)	—	—
Outstanding at June 29, 2019	193,340	111,715	20,363

During the six months ended June 29, 2019, the Company made grants of stock options, performance-based restricted stock units (“PSUs”) and/or restricted stock units (“RSUs”) to eligible employees under the National Vision Holdings, Inc. 2017 Omnibus Incentive Plan (the “2017 Omnibus Incentive Plan”). The service-based options granted in fiscal 2019 vest in three equal annual installments, with one-third of the total options vesting on each of the first, second, and third anniversaries of the grant date, subject to continued employment through the applicable vesting date. The PSUs granted in fiscal 2019 are settled after the end of the performance period (i.e., cliff vesting), which begins on the first day of our 2019 fiscal year and ends on the last day of our 2021 fiscal year, and are based on the Company’s achievement of certain performance targets. The RSUs granted in fiscal 2019 vest in three equal installments. The weighted average grant date fair values of RSUs and PSUs granted during the six months ended June 29, 2019 were $35.11 and $34.66, respectively.
During the six months ended June 29, 2019, we granted an aggregate of 10,596 restricted stock awards (“RSAs”) to eligible members of the Company’s Board of Directors under the 2017 Omnibus Incentive Plan. The awards vest one year from the grant date. The grant date fair value of each of the awards, based on the stock price on the date of grant was $28.32.
The weighted average price of stock options exercised during the six months ended June 29, 2019 was $4.94. The weighted average grant date fair value of the stock options granted during the six months ended June 29, 2019 was $13.77.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
4. Stock Incentive Plans (continued)

The following table summarizes stock compensation expense under the Company’s plans, which is included in SG&A in the accompanying statements of operations:

	Three months ended		Six months ended
In thousands	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Stock options	$656	$1,141	$3,007	$2,395
RSUs and PSUs	1,014	369	1,570	760
RSAs	43	15	76	31
Associate stock purchase plan	28	—	64	—
Total stock based compensation expense	$1,741	$1,525	$4,717	$3,186

The unrecognized compensation cost as of June 29, 2019 related to RSUs, PSUs, RSAs and service-based stock options granted in 2019 was $2.9 million, $3.5 million, $0.3 million and $3.6 million, respectively.
5. Related Party Transactions
Equity in Net Assets of Non-Consolidated Investee
The Company has an investment in a private start-up company whose principal business is licensing software to eyeglass retailers. Under the equity method of accounting, we are required to record our interest in the investee’s reported net income or loss for each reporting period, which is presented in other expense, net in the Company’s condensed consolidated statements of operations. Our interest in the investee’s net losses was $0.4 million and $1.0 million for the three and six months ended June 29, 2019 and $0.4 million and $0.6 million for the three and six months ended June 30, 2018, respectively. There is no remaining investment balance associated with this investee as of June 29, 2019.
On August 29, 2017, the investee issued a secured convertible promissory note to the Company, in the principal amount of $1.5 million, due on August 29, 2020, which is included in non-current other assets in the accompanying condensed consolidated balance sheets. Interest income associated with the note was immaterial for the three and six months ended June 29, 2019 and June 30, 2018.
6. Revenue From Contracts with Customers
The Company’s revenues are recognized either at the point of sale or upon delivery and customer acceptance, paid for at the time of sale in cash, credit card, or on account with managed care payors having terms generally between 14 and 120 days, with most paying within 90 days. Our point in time revenues include 1) retail sales of prescription and non-prescription eyewear, contact lenses and related accessories to retail customers (including those covered by managed care), 2) eye exams and 3) wholesale sales of inventory in which our customer is another retail entity. Revenues recognized over time primarily include product protection plans, eye care club memberships and management fees earned from our legacy partner.
The following disaggregation of revenues is based on the timing of revenue recognition:

	Three Months Ended		Six Months Ended
In thousands	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenues recognized at a point in time	$393,020	$350,345	$817,233	$723,110
Revenues recognized over time	36,431	35,187	73,433	70,397
Total net revenue	$429,451	$385,532	$890,666	$793,507

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
Accounts receivable are reduced by allowances for amounts that may become uncollectible. Estimates of our allowance for uncollectible accounts are based on our historical and current operating, billing, and collection trends. Impairment losses (i.e., bad debt expense) recognized on our receivables were approximately $1.8 million and $3.9 million for the three and six months ended June 29, 2019 and $1.7 million and $3.3 million for the three and six months ended June 30, 2018, respectively.
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
Our contract liabilities also consist of deferred revenue on services and plans obligations, primarily product protection plans and eye care club memberships. The unamortized portion of amounts we collect in advance for these services and plans is reported as deferred revenue in the accompanying condensed consolidated balance sheets (current and non- current portions). Our deferred revenue balance as of June 29, 2019 was $78.1 million. We expect future revenue recognition of this balance of $36.0 million, $29.8 million, $10.5 million, $1.6 million, and $0.2 million in fiscal years 2019, 2020, 2021, 2022, and thereafter, respectively. We recognized $27.5 million and $55.3 million of previously deferred revenues during the three and six months ended June 29, 2019 and $26.1 million and $52.0 million during the three and six months ended June 30, 2018, respectively.
7. Leases
We lease our stores, laboratories, distribution centers, and corporate offices. These leases generally have noncancellable lease terms of between five and 10 years, with an option to renew for additional terms of one to 10 years or more. The lease term includes renewal option periods when the renewal is deemed reasonably certain after considering the value of the leasehold improvements at the end of the noncancellable lease period. Most leases for our stores provide for a minimum rent and typically include escalating rent over time with the exception of Military for which lease payments are variable and based on percentage of sales. For Vista Optical locations in Fred Meyer stores, we pay fixed rent plus a percentage of sales after certain minimum thresholds are achieved. The Company’s leases generally require us to pay insurance, real estate taxes and common area maintenance expenses, substantially all of which are variable and not included in the measurement of lease liability. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company does not consider its management and services agreement with legacy partner to contain a lease arrangement.
Our lease arrangements include TIAs, which are contractual amounts received from a lessor for improvements made to leased properties by the Company. For operating leases, TIAs are treated as a reduction of the lease payments used to measure the ROU assets in the accompanying consolidated balance sheet as of June 29, 2019 (non-current liabilities as of December 29, 2018), and are amortized as a reduction in rental expense over the life of the respective leases.
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

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
7. Leases (continued)

In thousands		As of June 29, 2019
Type	Classification
	ASSETS
Finance	Property and equipment, net	$28,761
Operating	Right of use assets (a)	335,874
	Total leased assets	$364,635
	LIABILITIES
	Current Liabilities:
Finance	Current maturities of long-term debt and finance lease obligations	$3,515
Operating	Current operating lease obligations	57,323
	Other non-current liabilities:
Finance	Long-term debt and finance lease obligations, less current portion and debt discount	32,073
Operating	Non-current operating lease obligations	320,754
	Total lease liabilities	$413,665
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the net present value of minimum lease payments. We use the incremental borrowing rate on December 30, 2018, for operating leases that commenced prior to that date.

(a) TIA of $31.7 million and deferred rent of $13.7 million are treated as reductions of lease payments used to measure ROU assets as of June 29, 2019.

Finance lease assets are recorded net of accumulated amortization of $5.9 million and $4.1 million as of June 29, 2019 and December 30, 2018, respectively.

In thousands	Three Months Ended June 29, 2019	Six Months Ended June 29, 2019
Lease cost by classification
Selling, general and administrative:
Operating lease cost (a)	$18,250	$36,413
Variable lease cost (b)	6,592	13,058
Sublease income(c)	(954)	(1,916)

Depreciation and amortization:
Amortization of lease assets	1,078	2,056

Interest expense, net:
Interest on lease liabilities	896	1,786

Net lease cost	$25,862	$51,397
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

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
7. Leases (continued)

Lease Term and Discount Rate	As of June 29, 2019
Weighted average remaining lease term (months)
Operating leases	82
Finance leases	93
Weighted average discount rate (a)
Operating leases	4.6%
Finance leases (b)	13.3%
(a)
The discount rate used to determine the lease assets and lease liabilities was derived upon considering (i) incremental borrowing rates on our long-term debt; (ii) fixed rates we pay on our interest rate swaps; (iii) LIBOR margins for issuers of similar credit rating; (iv) borrowing rates on five-year and ten-year US Treasuries; and (v) effect of collateralization. As a majority of our leases are five-year and 10-year leases, we determined a lease discount rate for such tenors and determined this discount rate is reasonable for leases that were entered into during the period.

(b)
The discount rate on finance leases is higher than operating leases because the present value of minimum lease payments was higher than the fair value of leased properties for certain leases entered into prior to adoption of ASC 842. The discount rate differential for those leases is not material to our results of operations.

In thousands	Six Months Ended June 29, 2019
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows - operating leases	$36,866

The following table summarizes the maturity of our lease liabilities as of June 29, 2019:

In thousands	Operating Leases (a)	Finance Leases (b)
Fiscal Year
2019	$38,024	$3,706
2020	73,151	7,196
2021	67,223	7,116
2022	60,311	7,054
2023	53,624	6,077
Thereafter	151,121	20,023
Total lease liabilities	443,454	51,172
Less: Interest	65,377	15,584
Present value of lease liabilities(c)	$378,077	$35,588
(a) Operating lease payments include $76.5 million related to options to extend lease terms that are reasonably certain of being exercised.
(b) Finance lease payments include $1.1 million related to options to extend lease terms that are reasonably certain of being exercised.
(c) The present value of lease liabilities excludes $25.8 million of legally binding minimum lease payments for leases signed but not yet commenced.

As of fiscal year end 2018, aggregate future minimum rental payments under our operating leases were as follows:

Fiscal Year	In thousands
2019	$69,372
2020	63,218
2021	56,219
2022	49,303
2023	42,545
Thereafter	126,388
$407,045

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
7. Leases (continued)

The future minimal rental payments above do not include amounts for variable executory costs such as insurance, real estate taxes and the common area maintenance. These costs were approximately $18.0 million, $14.9 million and $13.9 million during the fiscal years ended 2018, 2017 and 2016, respectively.
8. Commitments and Contingencies
Other Agreements
In the fourth quarter of 2018, the Company renewed an eyeglass lenses supply agreement with a trade vendor effective June 2019. The Company also renewed certain other agreements with the vendor, including a software arrangement. We accounted for these arrangements as a combined contract and allocated the total estimated contractual payments on a relative fair value basis. As a result, as previously disclosed, this arrangement includes minimum purchase commitments of approximately $30.0 million over the four year term, and we recorded a $4.8 million software asset as of June 2019. Also in June 2019, we entered into an agreement that requires minimum purchase commitments from another trade vendor of approximately $17.0 million annually through 2021.
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
On January 29, 2016, FirstSight, our wholly-owned specialized health maintenance organization, was named as a defendant in a proposed class action filed on behalf of all persons who paid for an eye examination from an optometrist at a Walmart location in California from November 5, 2009 through the date of the resolution of the litigation. The complaint alleges in particular that FirstSight participated in arrangements that caused the illegal delivery of eye examinations to the plaintiffs, and that FirstSight thereby violated, among other statutes, the Unfair Competition and False Advertising laws of California. In March 2017, the Court granted a motion to dismiss previously filed by FirstSight. The plaintiffs filed an appeal to the U.S. Court of Appeals for the Ninth Circuit in April 2017. In July 2018, the U.S. Court of Appeals for the Ninth Circuit vacated in part, and reversed in part, the district court’s dismissal and remanded for further proceedings. In October 2018, the plaintiffs filed a second amended complaint with the district court seeking, among other claims, unspecified damages and attorneys’ fees, and in November 2018, FirstSight filed a motion to dismiss. The Company believes that the claims are without merit and intends to continue to vigorously defend the litigation.
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

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Commitments and Contingencies (continued)

In February 2019, we were served with a lawsuit by a former employee who alleges, on behalf of himself and a proposed class, several violations of California wage and hour laws and seeks unspecified alleged unpaid wages, monetary damages, injunctive relief and attorneys’ fees. On March 21, 2019, we removed the lawsuit from state court to the United States District Court for the Northern District of California. The plaintiff moved to remand the action to state court on April 18, 2019, and the Court denied this motion on July 8, 2019. On July 22, 2019, the plaintiff filed an amended complaint. On July 26, 2019, the parties filed a joint stipulation wherein the Company denied all claims in the amended complaint but joined the plaintiff in seeking a stay of further proceedings in the lawsuit based on the parties’ agreement to attend early mediation in an effort to avoid further costs and expenses of protracted litigation. Mediation has been scheduled in the first quarter of 2020. The Company continues to believe that the plaintiff’s amended complaint lacks merit and will vigorously defend the litigation.
9. Segment Reporting
The Company provides its principal products and services through two reportable segments: owned & host and legacy. The “Corporate/Other” category includes the results of operations of our other operating segments, AC Lens and FirstSight, as well as corporate overhead support. The “Reconciliations” category represents other adjustments to reportable segment results necessary for the presentation of consolidated financial results in accordance with U.S. GAAP.
The following is a summary of certain financial data for each of our segments. Reportable segment information is presented on the same basis as our condensed consolidated financial statements, except for net revenue and associated costs applicable to revenue, which is presented on a cash basis, including point of sales for managed care payors and excluding the effects of unearned and deferred revenue, consistent with what the CODM regularly reviews. Asset information is not included in the following summary since the CODM does not regularly review such information for the reportable segments. Our reportable segment profit measure is earnings before interest, tax, depreciation and amortization (“EBITDA”), or net revenue, less costs applicable to revenue, less selling, general and administrative costs. Depreciation and amortization, asset impairment, litigation settlement and other corporate costs that are not allocated to the reportable segments, including interest expense and debt issuance costs are excluded from segment EBITDA. There are no transactions between our reportable segments. We measure assets in our reportable segments on the same basis as consolidated assets. There have been no changes from prior periods in the measurement methods used to determine reportable segment profit or loss, and there have been no asymmetrical allocations to segments. As the reportable segments are aligned by similar economic factors, trends and customers, this disaggregation view best depicts how the nature, amount, and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended June 29, 2019
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$260,867	$25,785	$62,341	$8,540	$357,533
Segment services and plans revenues	59,549	13,479	5	(1,115)	71,918
Total net revenue	320,416	39,264	62,346	7,425	429,451
Cost of products	77,059	12,312	54,253	2,030	145,654
Cost of services and plans	50,581	6,270	1	—	56,852
Total costs applicable to revenue	127,640	18,582	54,254	2,030	202,506
SG&A	126,078	13,884	42,316	—	182,278
Asset impairment	—	—	1,790	—	1,790
Other expense, net	—	—	356	—	356
EBITDA	$66,698	$6,798	$(36,370)	$5,395	42,521
Depreciation and amortization					20,819
Interest expense, net					8,968
Income before income taxes					$12,734

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Segment Reporting (continued)

	Three Months Ended June 30, 2018
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$236,383	$26,156	$49,791	$7,078	$319,408
Segment services and plans revenues	53,230	12,950	973	(1,029)	66,124
Total net revenue	289,613	39,106	50,764	6,049	385,532
Cost of products	70,505	12,140	43,540	1,546	127,731
Cost of services and plans	43,481	4,878	969	—	49,328
Total costs applicable to revenue	113,986	17,018	44,509	1,546	177,059
SG&A	113,507	13,420	38,700	—	165,627
Other expense, net	—	—	296	—	296
EBITDA	$62,120	$8,668	$(32,741)	$4,503	42,550
Depreciation and amortization					17,577
Interest expense, net					9,424
Income before income taxes					$15,549

	Six Months Ended June 29, 2019
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$557,786	$55,926	$126,216	$765	$740,693
Segment services and plans revenues	127,850	27,916	11	(5,804)	149,973
Total net revenue	685,636	83,842	126,227	(5,039)	890,666
Costs of products	162,305	26,442	110,848	63	299,658
Costs of services and plans	102,245	12,571	1	—	114,817
Total costs applicable to revenue	264,550	39,013	110,849	63	414,475
SG&A	259,291	28,121	88,742	—	376,154
Asset impairment	—	—	3,872	—	3,872
Other expense, net	—	—	829	—	829
EBITDA	$161,795	$16,708	$(78,065)	$(5,102)	95,336
Depreciation and amortization					41,234
Interest expense, net					18,029
Income before income taxes					$36,073

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Segment Reporting (continued)

	Six Months Ended June 30, 2018
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$498,004	$55,265	$100,570	$4,346	$658,185
Segment services and plans revenues	112,006	26,599	2,027	(5,310)	135,322
Total net revenue	610,010	81,864	102,597	(964)	793,507
Costs of products	144,663	25,028	87,850	1,068	258,609
Costs of services and plans	87,127	9,841	1,936	—	98,904
Total costs applicable to revenue	231,790	34,869	89,786	1,068	357,513
SG&A	232,031	26,898	77,387	—	336,316
Other expense, net	—	—	418	—	418
EBITDA	$146,189	$20,097	$(64,994)	$(2,032)	99,260
Depreciation and amortization					35,439
Interest expense, net					18,737
Income before income taxes					$45,084

Revenues associated with managing operations of our legacy partner were $8.9 million and $18.2 million for the three and six months ended June 29, 2019 and $9.1 million and $18.4 million for the three and six months ended June 30, 2018, respectively. During the six months ended June 29, 2019, sales associated with our legacy partner arrangement represented 9.4% of consolidated net revenue. This exposes us to concentration of customer risk.
10. Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average common shares outstanding for the period and includes the dilutive impact of potential new common shares issuable upon vesting and exercise of stock options and vesting of restricted stock units. Potential shares of common stock are excluded from the computation of diluted EPS if their effect is anti-dilutive. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations is as follows:

	Three Months Ended		Six Months Ended
In thousands, except EPS	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$10,257	$12,467	$27,686	$36,922
Weighted average shares outstanding for basic EPS	78,318	75,249	78,262	74,983
Effect of dilutive securities:
Stock options	3,059	2,540	3,135	2,817
Restricted stock	47	69	40	79
Weighted average shares outstanding for diluted EPS	81,424	77,858	81,437	77,879
Basic EPS	$0.13	$0.17	$0.35	$0.49
Diluted EPS	$0.13	$0.16	$0.34	$0.47
Anti-dilutive options, RSUs outstanding excluded from EPS	391	—	391	—

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

11. Accumulated Other Comprehensive Loss

Changes in the fair value of the Company’s cash flow hedge derivative instruments since inception are recorded in AOCL. The following table presents the changes in AOCL during the three and six months ended June 29, 2019 and June 30, 2018, respectively:

	Three Months Ended		Six Months Ended
In thousands	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Cash flow hedging activity:
Balance at beginning of period	$(3,757)	$(5,244)	$(2,810)	$(9,868)
Other comprehensive income (loss) before reclassification	(3,132)	1,749	(5,320)	5,842
Tax effect of other comprehensive income (loss) before reclassification	803	(449)	1,364	(1,497)
Amount reclassified from AOCL into interest expense	886	1,610	1,801	3,733
Tax effect of amount reclassified from AOCL into interest expense	(227)	(412)	(462)	(956)
Net current period other comprehensive income (loss), net of tax	(1,670)	2,498	(2,617)	7,122
Balance at end of period	$(5,427)	$(2,746)	$(5,427)	$(2,746)

See Note 3. “Fair Value Measurements of Financial Assets and Liabilities” for a description of the Company’s use of cash flow hedging derivatives.
12. Subsequent Events
Term Loan A - Joinder and Amendment and Restatement Agreement
On July 18, 2019 (the “Closing Date”), the Credit Agreement, dated as of October 9, 2018 (the “Existing Credit Agreement”), by and among Nautilus Acquisition Holdings, Inc. (“Holdings”), a Delaware corporation and a wholly-owned subsidiary of the Company, NVI, Goldman Sachs Bank USA, as administrative agent and collateral agent, and the lenders from time to time party thereto and the other parties thereto, was amended pursuant to that certain Joinder and Amendment and Restatement Agreement, dated as of July 18, 2019 (the “Restatement Agreement”) by and among Holdings, NVI, as borrower, certain subsidiaries of NVI, as guarantors, Goldman Sachs Bank USA, as former administrative agent and collateral agent, Bank of America, N.A., as new administrative agent and collateral agent, and the lenders from time to time party thereto (the Existing Credit Agreement, as amended by the Restatement Agreement, the “Credit Agreement”).
The Existing Credit Agreement was amended to, among other things, (i) establish new first lien term loans in an aggregate principal amount of $420,000,000 (“Term A Loans”) to repay all principal, interest fees and other amounts outstanding under the Existing Credit Agreement immediately prior to the Closing Date, (ii) establish new revolving credit facility in an aggregate principal amount of $300,000,000 of which $148,000,000 was drawn as of closing and (iii) replace Goldman Sachs Bank USA with Bank of America, N.A. as administrative agent and collateral agent under the Credit Agreement and related documentation. In connection with the principal repayments of our existing debt, the Company will write-off associated deferred debt issuance costs as of July 18, 2019.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

12. Subsequent Events (continued)

Pursuant to the Restatement Agreement, the initial new Applicable Margins are (i) 1.50% for the new first lien term loans that are LIBOR Loans and (ii) 0.50% for the new first lien term loans that are ABR Loans. The Restatement Agreement further provides that following the Closing Date, the above Applicable Margins for the new first lien term loans will be based on NVI’s consolidated first lien leverage ratio as follows: (a) if NVI’s consolidated first lien leverage ratio is greater than 3.75 to 1.00, the Applicable Margin will be 2.00% for LIBOR Loans and 1.00% for ABR Loans, (b) if NVI’s consolidated first lien leverage ratio is less than or equal to 3.75 to 1.00, but greater than 2.75 to 1.00, the Applicable Margin will be 1.75% for LIBOR Loans and 0.75% for ABR Loans, (c) if NVI’s consolidated first lien leverage ratio is less than or equal to 2.75 to 1.00 but greater than 1.75 to 1.00, the Applicable Margin will be 1.50% for LIBOR Loans and 0.50% for ABR Loans, (d) if NVI’s consolidated first lien leverage ratio is less than or equal to 1.75 to 1.00 but greater than 0.75 to1.00, the Applicable Margin will be 1.25% for LIBOR Loans and 0.25% for ABR Loans and (e) if NVI’s consolidated first lien leverage ratio is less than or equal to 0.75 to 1.00, the Applicable Margin will be 1.00% for LIBOR Loans and 0.00% for ABR Loans. The new first lien term loans will amortize in equal quarterly installments equal to 2.50% per annum in the first three years of the loan and 5.00% per annum thereafter.
In addition, pursuant to the Restatement Agreement, solely with respect to the Term A Loans, commencing on the fiscal quarter ending on December 28, 2019, Holdings will not permit (i) the Consolidated Total Debt to Consolidated EBITDA Ratio as of the last day of any fiscal quarter of Holdings to be greater than 4.75 to 1.00 for the first two years, and 4.50 to 1.00 thereafter, subject to certain step-ups after the consummation of a Material Acquisition, or (ii) the Consolidated Interest Coverage Ratio of Holdings as of the last day of any fiscal quarter of Holdings to be less than 3.00 to 1.00.

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
Overview
We are one of the largest and fastest growing optical retailers in the United States and a leader in the attractive value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best, no matter what their budget. Our mission is to make quality eye care and eyewear affordable and accessible to all Americans. We achieve this by providing eye exams, eyeglasses and contact lenses to cost-conscious and low-income consumers. We deliver exceptional value and convenience to our customers, with an opening price point that strives to be among the lowest in the industry, enabled by our low-cost operating platform. We reach our customers through a diverse portfolio of 1,128 retail stores across five brands and 17 consumer websites as of June 29, 2019.
Our operations consist of two reportable segments:

•
Owned & Host - As of June 29, 2019, our owned brands consisted of 702 America’s Best Contacts and Eyeglasses (“America’s Best”) retail stores and 117 Eyeglass World retail stores. In America’s Best stores, vision care services are provided by optometrists employed by us or by independent professional corporations. America’s Best stores are primarily located in high-traffic strip centers next to similar nationally-known discount retailers. Eyeglass World locations primarily feature vision care services provided by independent optometrists and on-site optical laboratories that enable stores to quickly fulfill many customer orders and make repairs on site. Eyeglass World stores are primarily located in freestanding or in-suite locations near high-foot-traffic shopping centers. Our host brands consisted of 54 Vista Optical locations on military bases and 29 Vista Optical locations within Fred Meyer stores as of June 29, 2019. We have strong, long-standing relationships with our host partners and have maintained each partnership for over 19 years. These brands provide eye exams principally by independent optometrists. All brands utilize our centralized laboratories. This segment also includes sales from our America’s Best, Eyeglass World, and Military omni-channel websites.

•
Legacy - We manage the operations of, and supply inventory and laboratory processing services to, 226 Vision Centers in Walmart retail locations as of June 29, 2019. Under our management & services agreement with Walmart, our responsibilities include ordering and maintaining merchandise inventory, arranging the provision of optometry services, providing managers and staff at each location, training personnel, providing sales receipts to customers, maintaining necessary insurance, obtaining and holding required licenses, permits and accreditations, owning and maintaining store furniture, fixtures and equipment, and developing annual operating budgets and reporting. We earn management fees as a result of providing such services and therefore we record revenue related to sales of products and product protection plans to our legacy partner’s customers on a net basis. Our management & services agreement also allows our legacy partner to collect penalties if the Vision Centers do not generate a requisite amount of revenues. No such penalties have been assessed under our current arrangement, which began in 2012. We also sell to our legacy partner merchandise that is stocked in retail locations we manage pursuant to a separate supplier agreement, and provide centralized laboratory services for the finished eyeglasses for our legacy partner’s customers in stores that we manage. We lease space from Walmart within or adjacent to each of the locations we manage and use this space for vision care services provided by independent doctors or doctors employed by us or by independent professional corporations. During the six months ended June 29, 2019, sales associated with our legacy partner arrangement represented 9.4% of consolidated net revenue. This exposes us to concentration of customer risk. Our agreements with our legacy partner expire on August 23, 2020, and will automatically renew for a three-year period unless a party elects not to renew.

Our consolidated results also include the following activity recorded in our Corporate/Other category:

•
Our e-commerce platform of 14 dedicated websites managed by our wholly-owned subsidiary, Arlington Contact Lens Service, Inc. (“AC Lens”). Our e-commerce business consists of five proprietary branded websites, including aclens.com, discountglasses.com and discountcontactlenses.com, and nine third-party websites with established retailers, such as Walmart, Sam’s Club and Giant Eagle, and mid-sized vision insurance providers. AC Lens handles site management, customer relationship management and order fulfillment and also sells a wide variety of contact lenses, eyeglasses and eye care accessories.

•	AC Lens also distributes contact lenses wholesale to Walmart and Sam’s Club. We incur costs at a higher percentage of sales than other product categories.

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

•
Unallocated corporate overhead expenses, which are a component of selling, general and administrative expenses and are comprised of various home office expenses such as payroll, occupancy costs, and consulting and professional fees. Corporate overhead expenses also include field services for our five retail brands.

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
Deferred revenue represents the timing difference of when we collect the cash from the customer and when services related to product protection plans and eye care club memberships are performed. Increases or decreases in deferred revenue during the reporting period represent cash collections in excess of or below the recognition of previous deferrals.
Unearned revenue represents the timing difference of when we collect cash from the customer and delivery/customer acceptance, and includes sales of prescription eyewear during the last week to 10 days of the reporting period.
Trends and Other Factors Affecting Our Business
Various trends and other factors will affect or have affected our operating results, including:
New Store Openings
We expect that new stores will be a key driver of growth in our net revenue and operating profit in the future. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings. As stores mature, profitability typically increases significantly. The performance of new stores is dependent upon factors such as the store opening date, the time of year of a particular opening, the amount of store pre-opening costs, labor and occupancy costs in the specified market, level of participation in managed care plans, and location, including whether they are in new or existing markets. We typically incur higher than normal employee costs at the time of a new store opening associated with set-up and other opening costs, including training and development of our store associates. The multi-year maturation process of our stores is influenced by customer purchasing behavior in our industry. Consumers return for eye exams every 20 months on average and a substantial majority of our customers are repeat buyers. Our planned store expansion will place increased demands on our operational, managerial, administrative and other resources. Managing our growth effectively will require us to continue to enhance our store management systems, financial and management controls and information systems. We will also be required to hire, train and retain optometric professionals, store management and store personnel, which, together with increased marketing costs, may affect our operating margins.
Comparable Store Sales Growth
Comparable store sales growth is a key driver of our business. Many factors affect comparable store sales, including:

•	consumer preferences, buying trends and overall economic trends including amount and timing of tax refunds;

•	advertising strategies;

•	participation in managed care programs;

•	the recurring nature of eye care purchases;

•	our ability to identify and respond effectively to customer preferences and trends;

•	our ability to provide an assortment of high quality/low cost product offerings that generate new and repeat visits to our stores;

•	foot traffic in retail shopping centers where our stores are predominantly located;

•	the customer experience we provide in our stores;

•	the availability of vision care professionals;

•	the availability of optometrist professionals;

•	our ability to source and receive products accurately and timely;

•	changes in product pricing, including promotional activities;

•	the number of items purchased per store visit;

•	the number of stores that have been in operation for more than 12 months; and

•	impact and timing of weather related store closures.
A new store is included in the comparable store sales calculation during the thirteenth full fiscal month following the store’s opening. Closed stores are removed from the calculation for time periods that are not comparable. In the past, we have closed stores as a result of poor store performance, lease expiration or non-renewal and/or the terms of our arrangements with our host and legacy partners.
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
An increasing percentage of our customers receive vision care insurance coverage through managed care payors. Our participation in these programs represent an increasingly significant portion of our overall revenues and our revenue growth. While we have relationships with almost all vision care insurers in the United States and with all of the major carriers, currently, a relatively small number of payors comprise the majority of our managed care revenues, subjecting us to concentration risk. As our participation in managed care programs continues to expand, we have incurred and expect to incur additional costs related to this area of our business. Our future operational success could depend on our ability to negotiate, maintain and extend contracts with managed vision care companies, vision insurance providers and other third-party payors, several of whom have significant market share. In addition, as our participation in managed care programs continues to approach overall industry penetration levels, we expect our associated managed care revenue growth rate to slow over time.
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
Consumer Preferences and Demand
Our ability to maintain our appeal to existing customers and attract new customers depends on our ability to originate, develop and offer a compelling product assortment responsive to customer preferences and design trends. We estimate that optical consumers typically replace their eyeglasses every two to three years, and contact lens customers order new lenses every six to 12 months, reflecting the predictability of these recurring purchase behaviors.

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
In addition, if the United States government imposes significant tariffs or other restrictions on imports from China and other countries, it could have an adverse impact on our business. We source merchandise from suppliers located in China, a significant amount of our domestically-purchased merchandise is manufactured in China, and one of our outsourced optometric labs is located in China. Any such tariffs, restrictions or other changes could lead to additional costs, delays in shipments, embargos and other uncertainties that could negatively impact our relationships with our international vendors and labs and materially adversely affect our business, including price increases or the requirement to identify alternative sources for merchandise and labs. Current tariffs do not materially impact our financial results, and we believe that less than 16% of costs applicable to revenue are subject to potential tariffs on Chinese imports.
Inflation
Substantial increases in product costs due to increases in materials cost or general inflation could lead to greater profitability pressure as we may not be able to pass costs on to consumers. To date, changes in materials prices and general inflation have not materially impacted our business.
Interim Results and Seasonality
Historically, our business has realized a higher portion of net revenue, operating income, and cash flows from operations in the first fiscal quarter, and a lower portion of net revenue, operating income, and cash flows from operations in the fourth fiscal quarter. The seasonally larger first quarter is attributable primarily to the timing of our customers’ income tax refunds and annual health insurance program start/reset periods. Because our target market consists of cost-conscious and low-income consumers, a delay in the issuance of tax refunds or changes in the amount of tax refunds can have a negative impact on our financial results. Consumers could also alter how they utilize tax refund proceeds. With respect to our fourth quarter results, compared to other retailers, our products and services are less likely to be included in consumer’s holiday spending budgets, therefore reducing spending on personal vision correction during the weeks preceding December 25 of each year. Additionally, although the period between December 25 and the end of our fiscal year is typically a high-volume period, the net revenue associated with substantially all orders of prescription eyeglasses and contact lenses during that period is deferred until January of the next fiscal year due to our policy of recognizing revenue only after the product has been accepted by the customer.
Our quarterly results may also be affected by the timing of new store openings and store closings, the amount of sales contributed by new and existing stores as well as the timing of certain holidays. As a result of these factors, our working capital requirements and demands on our product distribution and delivery network may fluctuate during the year.
Competition
The U.S. optical retail industry is highly competitive and fragmented. Competition is generally based upon brand name recognition, price, convenience, selection, service and product quality. We operate within the value segment of the U.S. optical retail industry, which emphasizes price and value. We compete with mass merchants, specialty retail chains, online retailers and independent eye practitioners and opticians. We also compete with large national retailers such as, in alphabetical order, LensCrafters, Pearle Vision and Visionworks.

Consolidation in the Industry
The recently completed merger of large, global competitors has created, and recently announced and other consolidation activity may create, organizations that are involved in virtually every sector of the optical industry, from retail and wholesale to frames, spectacle lenses, and managed vision care. This increased consolidation activity may enable these companies to benefit from purchasing advantages and the ability to leverage management capabilities across a larger business base. Other trends include an increase in private equity-backed consolidation of smaller and mid-size independent practices and the formation of buying groups and similar forms of practice affiliations.
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
Costs Applicable to Revenue
Costs applicable to revenue include both costs of net product sales and costs of net sales of services and plans. Costs of net product sales include (i) costs to procure non-prescription eyewear, contact lenses, and accessories, which we purchase and sell in finished form, (ii) costs to manufacture finished prescription eyeglasses, including direct materials, labor, and overhead, and (iii) remake costs, warehousing and distribution expenses, and internal transfer costs. Costs of services and plans include costs associated with product protection plan programs, eye care club memberships, single service eye care plans in California, eye care practitioner and eye exam technician payroll, taxes and benefits and optometric service costs. Customer tastes and preferences, product mix, changes in technology, significant increases or slowdowns in production, and other factors impact costs applicable to revenue. The components of our costs applicable to revenue may not be comparable to other retailers.
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
Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income
We define Adjusted EBITDA as net income, plus interest expense, income tax provision (benefit) and depreciation and amortization, as further adjusted to exclude stock compensation expense, asset impairment, new store pre-opening expenses, non-cash rent, secondary offering expenses, management realignment expense, long-term incentive plan expense and other expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total net revenue. We define Adjusted Net Income as net income, adjusted to exclude stock compensation expense, asset impairment, new store pre-opening expenses, non-cash rent, secondary offering expenses, management realignment expense, long-term incentive plan expense, other expenses, amortization of acquisition intangibles and deferred financing costs, the tax benefit of stock option exercises, effect of the Tax Cuts and Jobs Act, and the tax effect of adjustments. Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income are key metrics used by management to assess our financial performance. Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income are also frequently used by analysts, investors and other interested parties. We use Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation and to compare our performance against that of other peer companies using similar measures. See “Non-GAAP Financial Measures” for additional information.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net revenue.

	Three Months Ended		Six Months Ended
In thousands, except store data	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenue:
Net product sales	$357,533	$319,408	$740,693	$658,185
Net sales of services and plans	71,918	66,124	149,973	135,322
Total net revenue	429,451	385,532	890,666	793,507
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	145,654	127,731	299,658	258,609
Services and plans	56,852	49,328	114,817	98,904
Total costs applicable to revenue	202,506	177,059	414,475	357,513
Operating expenses:
Selling, general and administrative expenses	182,278	165,627	376,154	336,316
Depreciation and amortization	20,819	17,577	41,234	35,439
Asset impairment	1,790	—	3,872	—
Other expense, net	356	296	829	418
Total operating expenses	205,243	183,500	422,089	372,173
Income from operations	21,702	24,973	54,102	63,821
Interest expense, net	8,968	9,424	18,029	18,737
Earnings before income taxes	12,734	15,549	36,073	45,084
Income tax provision	2,477	3,082	8,387	8,162
Net income	$10,257	$12,467	$27,686	$36,922

Operating data:
Number of stores open at end of period	1,128	1,050	1,128	1,050
New stores opened	24	25	50	40
Adjusted EBITDA	$49,834	$46,478	$113,132	$107,208

	Three Months Ended		Six Months Ended
Total costs applicable to revenue	47.2%	45.9%	46.5%	45.1%
Selling, general and administrative expenses	42.4%	43.0%	42.2%	42.4%
Total operating expenses	47.8%	47.6%	47.4%	46.9%
Income from operations	5.1%	6.5%	6.1%	8.0%
Net income	2.4%	3.2%	3.1%	4.7%
Adjusted EBITDA	11.6%	12.1%	12.7%	13.5%

Three Months Ended June 29, 2019 compared to Three Months Ended June 30, 2018
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for the three months ended June 29, 2019 compared to the three months ended June 30, 2018.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Three Months Ended June 29, 2019	Three Months Ended June 30, 2018	June 29, 2019	June 30, 2018	Three Months Ended June 29, 2019		Three Months Ended June 30, 2018
Owned & Host segment
America’s Best	4.5%	10.2%	702	630	$266,781	62.1%	$239,240	62.1%
Eyeglass World	5.2%	9.5%	117	108	44,059	10.3%	40,473	10.5%
Military	0.3%	(5.2)%	54	56	6,021	1.4%	6,145	1.6%
Fred Meyer	(5.3)%	5.2%	29	29	3,555	0.8%	3,755	1.0%
Owned & Host segment total			902	823	$320,416	74.6%	$289,613	75.1%
Legacy segment	0.4%	4.4%	226	227	39,264	9.1%	39,106	10.1%
Corporate/Other	—%	—%	—	—	62,346	14.6%	50,764	13.2%
Reconciliations	—%	—%	—	—	7,425	1.7%	6,049	1.6%
Total	4.4%	10.4%	1,128	1,050	$429,451	100.0%	$385,532	100.0%
Adjusted comparable store sales growth(3)	3.8%	8.8%

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

(3)
There are two differences between total comparable store sales growth based on consolidated net revenue and adjusted comparable store sales growth: (i) adjusted comparable store sales growth includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in a decrease of 0.4% and 1.5% from total comparable store sales growth based on consolidated net revenue for the three months ended June 29, 2019 and June 30, 2018, respectively, and (ii) adjusted comparable store sales growth includes retail sales to the legacy partner’s customers (rather than the revenues recognized consistent with the management & services agreement with the legacy partner), resulting in a decrease of 0.2% and 0.1% from total comparable store sales growth based on consolidated net revenue for the three months ended June 29, 2019 and June 30, 2018, respectively.

Total net revenue of $429.5 million for the three months ended June 29, 2019 increased $43.9 million, or 11.4%, from $385.5 million for the three months ended June 30, 2018. This increase was driven approximately 45% by new stores, approximately 30% by comparable store sales growth, and approximately 25% by order volume in our AC Lens business.
In the three months ended June 29, 2019, we opened 24 new stores, including 23 America’s Best stores and one Eyeglass World store. Overall, store count grew 7.4% from June 30, 2018 to June 29, 2019 (72 and 9 net new America’s Best and Eyeglass World locations were added, respectively, and two Military locations and one legacy location closed during that same period).
Comparable store sales growth and adjusted comparable store sales growth were 4.4% and 3.8%, respectively, for the three months ended June 29, 2019. Comparable store sales growth and adjusted comparable store sales growth were primarily driven by increases in average ticket and customer transactions. We believe the increases in net revenue were primarily due to execution of our key strategies, including new store openings and maturation, advertising, expansion of our participation in managed care programs and the recent expansion of our AC Lens contact lens distribution business with Walmart.

Net product sales comprised 83.3% and 82.8% of total net revenue for the three months ended June 29, 2019 and June 30, 2018, respectively. Net product sales increased $38.1 million, or 11.9%, in the three months ended June 29, 2019 compared to the three months ended June 30, 2018, driven primarily by eyeglass sales and, to a lesser extent, unit growth in our AC Lens contact lens distribution business and contact lens sales. Net sales of services and plans increased $5.8 million, or 8.8%, driven primarily by eye exam sales in our owned & host segment resulting from expanding participation in managed care programs and our store count growth.
As a result of changes in applicable California law, certain optometrists employed by FirstSight were transferred to a professional corporation that contracts directly with our legacy segment in the fourth quarter of fiscal year 2018, similar to optometrist transfers that occurred in the third quarter of 2017. This completed the transfer of optometrists from FirstSight to our legacy segment. This change led to an increase of $0.9 million in legacy segment eye exam revenue and optometrist payroll costs, in the three months ended June 29, 2019. A corresponding decrease was recorded in our FirstSight subsidiary within the corporate/other segment. Therefore, the change had no impact on consolidated income from operations.
Owned & Host segment net revenue. Net revenue grew $30.8 million, or 10.6%, due to new store openings and comparable store sales growth which increased sales across our product categories. The growth was predominantly driven by performance in America’s Best and Eyeglass World.
Legacy segment net revenue. Net revenue grew $0.2 million, or 0.4%, primarily driven by higher exam sales and an increase in average ticket, partially offset by a decline in customer transactions. The increased eye exam sales were primarily the result of changes to our FirstSight operations required by changes in applicable California law discussed above. The FirstSight operations changes resulted in a favorable impact of approximately 180 basis points in comparable store sales growth.
Corporate/Other segment net revenue. Net revenue increased $11.6 million, or 22.8%, driven by growth in our AC Lens contact lens distribution business and our online retail business, which was partially offset by a $0.9 million reduction in sales as a result of the FirstSight operations changes discussed above.
Net revenue reconciliations. Reconciliations include increases in deferred revenue of $1.1 million and $1.0 million, and decreases in unearned revenue of $8.5 million and $7.1 million for the three months ended June 29, 2019 and June 30, 2018, respectively. The increase in deferred revenue for the three months ended June 29, 2019 was driven by growth in our eye care club membership sales, and to a lesser extent, product protection plans.
Differences between the decreases in unearned revenue for the three months ended June 29, 2019 and June 30, 2018 were primarily the result of sales of prescription eyewear in our stores during the last week to 10 days of the preceding quarters. Unearned revenue was higher in March 2019 compared to March 2018 due to sales volume differences caused by increased store count and comparable store sales growth. The higher opening balance for the quarter ended June 29, 2019 resulted in more revenues being recognized during the three months ended June 29, 2019 compared to the three months ended June 30, 2018.
Costs applicable to revenue
Costs applicable to revenue of $202.5 million for the three months ended June 29, 2019 increased $25.4 million, or 14.4%, from $177.1 million for the three months ended June 30, 2018. As a percentage of net revenue, costs applicable to revenue increased from 45.9% for the three months ended June 30, 2018 to 47.2% for the three months ended June 29, 2019. The increase was primarily driven by our growing AC Lens business and to a lesser extent, increased optometrist costs, partially offset by a higher mix of eye exam sales as a result of our growing managed care business during the three months ended June 29, 2019.
Costs of products as a percentage of net product sales increased from 40.0% for the three months ended June 30, 2018 to 40.7% for the three months ended June 29, 2019, primarily driven by our growing AC Lens business partially offset by timing of vendor rebates. Our AC Lens net revenue grew faster than our store brands in the three months ended June 29, 2019, and AC Lens had a higher cost of products as a percentage of net revenue than our store brands.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales decreased from 29.8% for the three months ended June 30, 2018 to 29.5% for the three months ended June 29, 2019. The decrease was primarily driven by timing of vendor rebates in the three months ended June 29, 2019, partially offset by lower mix of eyeglass sales.

Legacy segment costs of products. Costs of products as a percentage of net product sales increased from 46.4% for the three months ended June 30, 2018 to 47.7% for the three months ended June 29, 2019. The increase was primarily driven by lower managed care contact lens mix, partially offset by eyeglass sales mix as a result of increased managed care transactions. Legacy segment managed care net product revenue is recorded in net product sales while revenue associated with servicing non-managed care customers is recorded in net sales of services and plans. Eyeglass and contact lens product costs for both managed care and non-managed care net revenue are recorded in costs of products. Increases in managed care mix have improved costs of products as a percentage of net product sales and have a corresponding negative impact on costs of services as a percentage of net sales of services and plans in our legacy segment.
Costs of services and plans as a percentage of net sales of services and plans increased from 74.6% for the three months ended June 30, 2018 to 79.1% for the three months ended June 29, 2019. The increase was primarily driven by higher optometrist costs, partially offset by increased eye exam sales as a result of our growing managed care business. Optometrist costs increased as a result of planned increases in store coverage.
Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans in the owned & host segment increased from 81.7% for the three months ended June 30, 2018 to 84.9% for the three months ended June 29, 2019. The increase was driven by higher optometrist costs as described above, partially offset by increased eye exam sales as a result of increased managed care transactions, since eye exams purchased by managed care customers are excluded from our signature two-pair offer at our America’s Best brand, and are therefore recorded as services revenue.
Legacy segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 37.7% for the three months ended June 30, 2018 to 46.5% for the three months ended June 29, 2019. The increase was primarily driven by increased optometrist costs, partially offset by increased eye exam sales. The higher optometrist costs and increased eye exam sales were both primarily the result of the FirstSight operations changes discussed in “Net Revenue” above.
Selling, general and administrative expenses
SG&A of $182.3 million for the three months ended June 29, 2019 increased $16.7 million, or 10.1%, from the three months ended June 30, 2018. As a percentage of net revenue, SG&A decreased from 43.0% for the three months ended June 30, 2018 to 42.4% for the three months ended June 29, 2019. The decrease in SG&A as a percentage of net revenue was primarily due to increased net revenue from our AC Lens contact lens distribution business growth and store payroll leverage, partially offset by increased advertising expenses.
Owned & Host SG&A. SG&A as a percentage of net revenue was 39.3% for the three months ended June 29, 2019 compared to 39.2% for the three months ended June 30, 2018, driven primarily by advertising expenses, offset by store payroll leverage.
Legacy segment SG&A. SG&A as a percentage of net revenue increased from 34.3% for the three months ended June 30, 2018 to 35.4% for the three months ended June 29, 2019, driven primarily by an increase in fees associated with increasing managed care transactions, increase in managed care receivable write-offs and increase in expense associated with leasing space for the provision of vision care services.
Depreciation and amortization
Depreciation and amortization expense of $20.8 million for the three months ended June 29, 2019 increased $3.2 million, or 18.4%, from $17.6 million for the three months ended June 30, 2018 primarily driven by new store openings, as well as investments in optical laboratories, distribution centers and information technology infrastructure, including omni-channel platform related investments. Beginning in 2015, we accelerated our unit growth to approximately 75 new stores annually. We also invested in more efficient lab and IT technology to support our growth. Many of these incremental investments have depreciable lives in the five to eight year categories; therefore, we expect depreciation expense to continue to outpace revenue growth over the next few years. In recent years, a higher percentage of our new store leases were deemed to be finance leases, further increasing depreciation expense on finance lease assets. Our property and equipment balance, net, increased $15.4 million, or 4.2%, during the three months ended June 29, 2019, reflective of $33.9 million in purchases of property and equipment, $2.5 million in new capital lease assets, less $19.0 million in depreciation expense and $2.0 million in impairment and other adjustments.

Interest expense, net
Interest expense, net, of $9.0 million for the three months ended June 29, 2019 decreased $0.4 million, or 4.8%, from $9.4 million for the three months ended June 30, 2018. Interest expense decreased $0.8 million from the October 9, 2018 refinancing impact of applicable margins and the credit rating upgrades received during the third quarter of 2018 and the first quarter of 2019. These reductions were partially offset by $0.4 million in additional interest expense relating to finance lease obligations during the three months ended June 29, 2019.
Income tax provision
Our income tax expense for the three months ended June 29, 2019 reflected our combined statutory federal and state rate of 25.6%, offset by a discrete benefit of $1.1 million associated primarily with the exercise of stock options. During the three months ended June 30, 2018, our expected combined statutory federal and state rate was reduced by a $1.4 million income tax benefit resulting from stock option exercises.
Six Months Ended June 29, 2019 compared to Six Months Ended June 30, 2018
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for the six months ended June 29, 2019 compared to the six months ended June 30, 2018.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Six Months Ended June 29, 2019	Six Months Ended June 30, 2018	June 29, 2019	June 30, 2018	Six Months Ended June 29, 2019		Six Months Ended June 30, 2018
Owned & Host segment
America’s Best	6.4%	7.2%	702	630	$571,877	64.2%	$503,482	63.5%
Eyeglass World	5.9%	7.8%	117	108	94,273	10.6%	85,887	10.8%
Military	(2.2)%	(1.1)%	54	56	12,442	1.4%	13,024	1.6%
Fred Meyer	(7.5)%	5.6%	29	29	7,044	0.8%	7,617	1.0%
Owned & Host segment total			902	823	$685,636	77.0%	$610,010	76.9%
Legacy segment	1.1%	3.8%	226	227	83,842	9.4%	81,864	10.3%
Corporate/Other	—	—	—	—	126,227	14.2%	102,597	12.9%
Reconciliations	—	—	—	—	(5,039)	(0.6)%	(964)	(0.1)%
Total	5.4%	7.5%	1,128	1,050	$890,666	100.0%	$793,507	100.0%
Adjusted comparable store sales growth(3)	5.3%	6.5%

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

(3)
There are two differences between total comparable store sales growth based on consolidated net revenue and adjusted comparable store sales growth: (i) adjusted comparable store sales growth includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in an increase of 0.2% and a decrease of 1.0% from total comparable store sales growth based on consolidated net revenue for the six months ended June 29, 2019 and June 30, 2018, respectively, and (ii) adjusted comparable store sales growth includes retail sales to the legacy partner’s customers (rather than the revenues recognized consistent with the management & services agreement with the legacy partner), resulting in a decrease of 0.3% from total comparable store sales growth based on consolidated net revenue for the six months ended June 29, 2019.

Total net revenue of $890.7 million for the six months ended June 29, 2019 increased $97.2 million, or 12.2%, from $793.5 million for the six months ended June 30, 2018. This increase was driven approximately 40% by new stores, approximately 40% by comparable store sales growth and approximately 20% by order volume in our AC Lens business within the corporate/other segment.

In the six months ended June 29, 2019, we opened 50 new stores, including 47 America’s Best stores and three Eyeglass World stores. Additionally, we closed two America’s Best stores, one Eyeglass World store and one legacy store. Overall, store count grew 7.4% from June 30, 2018 to June 29, 2019 (72 and nine net new America’s Best and Eyeglass World locations were added, respectively, and two Military locations and one legacy location were closed during the same period). Comparable store sales growth and adjusted comparable store sales growth were 5.4% and 5.3%, respectively, for the six months ended June 29, 2019.
Comparable store sales growth and adjusted comparable store sales growth were driven primarily by increases in average ticket and customer transactions. We believe the increases in net revenue were primarily due to execution of our key strategies, including new store openings and maturation, advertising and expansion of our participation in managed care programs as well as our recently expanded role in our contact lens distribution business with Walmart.
Net product sales comprised 83.2% and 82.9% of total net revenue for the six months ended June 29, 2019 and June 30, 2018, respectively. Net product sales increased $82.5 million, or 12.5%, in the six months ended June 29, 2019 compared to the six months ended June 30, 2018, driven primarily by eyeglass sales and, to a lesser extent, unit growth in our AC Lens contact lens distribution business and contact lens sales. Net sales of services and plans increased $14.7 million, or 10.8%, driven primarily by eye exam sales in our owned & host segment, resulting from expanded participation in managed care programs and our store count growth.
As a result of changes in applicable California law, certain optometrists employed by FirstSight were transferred to a professional corporation that contracts directly with our legacy segment in the fourth quarter of fiscal year 2018, similar to optometrist transfers that occurred in the third quarter of 2017. This completed the transfer of optometrists from FirstSight to our legacy segment. This change led to an increase in legacy segment eye exam revenue and optometrist payroll costs of $1.8 million and $1.9 million, respectively, in the six months ended June 29, 2019. A corresponding decrease was recorded in our FirstSight subsidiary within the corporate/other segment. Therefore, the change had no impact on consolidated income from operations.
Owned & Host segment net revenue. Net revenue increased $75.6 million, or 12.4%, due to new store openings and comparable store sales growth which increased sales across our product categories. The growth was predominantly driven by performance in America’s Best and Eyeglass World.
Legacy segment net revenue. Net revenue grew $2.0 million, or 2.4%, primarily driven by higher eye exam sales and an increase in average ticket, partially offset by a decline in customer transactions. The increased eye exam sales were primarily the result of changes to our FirstSight operations required by changes in applicable California law discussed above. The FirstSight operations changes resulted in a favorable impact of approximately 185 basis points in comparable store sales growth.
Corporate/Other segment net revenue. Net revenue increased $23.6 million, or 23.0%, driven by unit growth in our AC Lens contact lens distribution business and our online retail business, which was partially offset by a $1.8 million reduction in sales as a result of the FirstSight operations changes discussed above.
Net revenue reconciliations. Reconciliations include increases in deferred revenue of $5.8 million and $5.3 million, and decreases in unearned revenue of $0.8 million and $4.3 million for the six months ended June 29, 2019 and June 30, 2018, respectively. The increase in deferred revenue for the six months ended June 29, 2019 was driven by growth in our eye care club membership sales, and to a lesser extent, product protection plans.
Differences between the decreases in unearned revenue for the six months ended June 29, 2019 and June 30, 2018 were primarily the result of calendar influences on sales of prescription eyewear in our stores during the last week to 10 days of the preceding years. Unearned revenue was higher in December 2017 compared to December 2018 due to sales volume differences caused by shifts in the number of selling days after December 25. The higher opening balance for the six months ended June 30, 2018 resulted in less unearned revenue being recognized during the six months ended June 30, 2018 than for the six months ended June 29, 2019.
Costs applicable to revenue
Costs applicable to revenue of $414.5 million for the six months ended June 29, 2019 increased $57.0 million, or 15.9%, from $357.5 million for the six months ended June 30, 2018. As a percentage of net revenue, costs applicable to revenue increased from 45.1% for the six months ended June 30, 2018 to 46.5% for the six months ended June 29, 2019. The increase was primarily driven by our growing AC Lens business and increased optometrist costs, partially offset by a higher mix of eye exam sales as a result of our growing managed care business during the six months ended June 29, 2019.

Costs of products as a percentage of net product sales increased from 39.3% for the six months ended June 30, 2018 to 40.5% for the six months ended June 29, 2019, driven by our growing AC Lens business. Our AC Lens net revenue grew faster than our store brands in the six months ended June 29, 2019, and AC Lens had a higher cost of products as a percentage of net revenue than our other store brands.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales increased from 29.0% for the six months ended June 30, 2018 to 29.1% for the six months ended June 29, 2019.
Legacy segment costs of products. Costs of products as a percentage of net product sales increased from 45.3% for the six months ended June 30, 2018 to 47.3% for the six months ended June 29, 2019. The increase was driven by lower managed care contact lens mix combined with higher eyeglass costs, partially offset by eyeglass sales mix as a result of increased managed care transactions. Legacy segment managed care net product revenue is recorded in net product sales while revenue associated with servicing non-managed care customers is recorded in net sales of services and plans. Eyeglass and contact lens product costs for both managed care and non-managed care net revenue are recorded in costs of products. Increases in managed care mix have improved costs of products as a percentage of net product sales and have a corresponding negative impact on costs of services as a percentage of net sales of services and plans in our legacy segment.
Costs of services and plans as a percentage of net sales of services and plans increased from 73.1% for the six months ended June 30, 2018 to 76.6% for the six months ended June 29, 2019. The increase was primarily driven by higher optometrist costs, partially offset by increased eye exam sales as a result of increased managed care transactions. Optometrist costs increased as a result of planned increases in store coverage.
Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 77.8% for the six months ended June 30, 2018 to 80.0% for the six months ended June 29, 2019. The increase was driven by higher optometrist costs as described above, partially offset by increased eye exam sales as a result of increased managed care transactions, since eye exams purchased by managed care customers are excluded from our signature two-pair offer at our America’s Best brand, and are therefore recorded as services revenue.
Legacy segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 37.0% for the six months ended June 30, 2018 to 45.0% for the six months ended June 29, 2019. The increase was primarily driven by increased optometrist costs, partially offset by increased eye exam sales. The higher optometrist costs and increased eye exam sales were both primarily the result of the FirstSight operations changes discussed in “Net revenue” above.
Selling, general and administrative expenses
SG&A of $376.2 million for the six months ended June 29, 2019 increased $39.8 million, or 11.8%, from the six months ended June 30, 2018. As a percentage of net revenue, SG&A decreased from 42.4% for the six months ended June 30, 2018 to 42.2% for the six months ended June 29, 2019. The decrease in SG&A as a percentage of net revenue was primarily due to increased net revenue from our AC Lens contact lens distribution business, store payroll leverage and secondary public offering expenses incurred during the six months ended June 30, 2018 not recurring during the six months ended June 29, 2019, partially offset by advertising and non-recurring management realignment and associated stock compensation expenses.
Owned & Host SG&A. SG&A as a percentage of net revenue decreased from 38.0% for the six months ended June 30, 2018 to 37.8% for the six months ended June 29, 2019, driven primarily by store payroll leverage, partially offset by increased advertising expenses.
Legacy segment SG&A. SG&A as a percentage of net revenue increased from 32.9% for the six months ended June 30, 2018 to 33.5% for the six months ended June 29, 2019, driven by an increase in fees associated with increasing managed care transactions, increases in expense associated with leasing space for the provision of vision care services, and to a lesser extent, increased advertising, partially offset by store payroll leverage.

Depreciation and amortization
Depreciation and amortization expense of $41.2 million for the six months ended June 29, 2019 increased $5.8 million, or 16.4%, from $35.4 million for the six months ended June 30, 2018 primarily driven by new store openings, as well as investments in optical laboratories, distribution centers and information technology infrastructure, including omni-channel platform related investments. Beginning in 2015, we accelerated our unit growth to approximately 75 new stores annually. We also invested in more efficient lab and IT technology to support our growth. Many of these incremental investments have depreciable lives in the five to eight year categories; therefore, we expect depreciation expense to continue to outpace revenue growth over the next few years. In recent years, a higher percentage of our new store leases were deemed to be finance leases, further increasing depreciation expense on finance lease assets. Our property and equipment balance, net, increased $24.9 million, or 7.0%, during the six months ended June 29, 2019, reflective of $60.1 million in purchases of property and equipment, $9.8 million in new finance leases, less $37.3 million in depreciation expense and $7.7 million in impairment and other adjustments.
Interest expense, net
Interest expense, net, of $18.0 million for the six months ended June 29, 2019 decreased $0.7 million, or 3.8%, from $18.7 million for the six months ended June 30, 2018. Interest expense decreased $1.6 million from the October 9, 2018 refinancing impact of applicable margins and the credit rating upgrades received during the third quarter of 2018 and the first quarter of 2019 and from a decrease in the notional amount of our derivatives during the first quarter of 2019. These reductions were partially offset by $0.9 million in additional interest expense relating to finance lease obligations during six months ended June 29, 2019.
Income tax provision
Our income tax expense for the six months ended June 29, 2019 reflected income tax expense at our statutory federal and state rate of 25.6%, offset by a discrete benefit of $1.4 million associated primarily with the exercise of stock options. During the six months ended June 30, 2018, our expected combined statutory federal and state rate was reduced by a $4.1 million income tax benefit resulting from stock option exercises.
Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income
We define EBITDA as net income, plus interest expense, income tax provision and depreciation and amortization. We define Adjusted EBITDA as EBITDA, further adjusted to exclude stock compensation expense, asset impairment, new store pre-opening expenses, non-cash rent, secondary offering expenses, management realignment expenses, long-term incentive plan expense and other expenses. We describe these adjustments reconciling net income to EBITDA and Adjusted EBITDA in the tables below. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total net revenue. We define Adjusted Net Income as net income, further adjusted to exclude stock compensation expense, asset impairment, new store pre-opening expenses, non-cash rent, secondary offering expenses, management realignment expenses, long-term incentive plan expense, other expenses, amortization of acquisition intangibles and deferred financing costs, the tax benefit of stock option exercises and the tax effect of these adjustments. We describe these adjustments reconciling net income to Adjusted Net Income in the tables below.
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

The following table reconciles our net income to EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income for the periods presented:

	Three Months Ended				Six Months Ended
In thousands	June 29, 2019		June 30, 2018		June 29, 2019		June 30, 2018
Net income	$10,257	2.4%	$12,467	3.2%	$27,686	3.1%	$36,922	4.7%
Interest expense	8,968	2.1%	9,424	2.4%	18,029	2.0%	18,737	2.4%
Income tax provision	2,477	0.6%	3,082	0.8%	8,387	0.9%	8,162	1.0%
Depreciation and amortization	20,819	4.8%	17,577	4.6%	41,234	4.6%	35,439	4.5%
EBITDA	42,521	9.9%	42,550	11.0%	95,336	10.7%	99,260	12.5%

Stock compensation expense (a)	1,741	0.4%	1,524	0.4%	4,717	0.5%	3,120	0.4%
Asset impairment (b)	1,790	0.4%	—	—%	3,872	0.4%	—	—%
New store pre-opening expenses (c)	1,128	0.3%	756	0.2%	2,014	0.2%	1,230	0.2%
Non-cash rent (d)	650	0.2%	745	0.2%	1,849	0.2%	1,273	0.2%
Secondary offering expenses (e)	—	—%	177	—%	—	—%	1,140	0.1%
Management realignment expenses (f)	—	—%	—	—%	2,155	0.2%	—	—%
Long-term incentive plan expense (g)	781	0.2%	—	—%	722	0.1%	—	—%
Other (h)	1,223	0.3%	726	0.2%	2,467	0.3%	1,185	0.1%
Adjusted EBITDA/ Adjusted EBITDA Margin	$49,834	11.6%	$46,478	12.1%	$113,132	12.7%	$107,208	13.5%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding. Some of the percentage totals in the table above do not foot due to rounding differences

	Three Months Ended		Six Months Ended
In thousands	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$10,257	$12,467	$27,686	$36,922
Stock compensation expense (a)	1,741	1,524	4,717	3,120
Asset impairment (b)	1,790	—	3,872	—
New store pre-opening expenses (c)	1,128	756	2,014	1,230
Non-cash rent (d)	650	745	1,849	1,273
Secondary offering expenses (e)	—	177	—	1,140
Management realignment expenses (f)	—	—	2,155	—
Long-term incentive plan expense (g)	781	—	722	—
Other (h)	1,223	726	2,467	1,185
Amortization of acquisition intangibles and deferred financing costs (i)	2,336	2,281	4,594	4,562
Tax benefit of stock option exercises (j)	(1,150)	(1,371)	(1,380)	(4,066)
Tax effect of total adjustments (k)	(2,470)	(1,589)	(5,733)	(3,202)
Adjusted Net Income	$16,286	$15,716	$42,963	$42,164

(a)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and performance vesting conditions.

(b)	Reflects write-off of property and equipment on closed or underperforming stores.

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

(d)	Consists of the non-cash portion of rent expense, which reflects the extent to which our straight-line rent expense recognized under GAAP exceeds or is less than our cash rent payments.

(e)	Expenses related to secondary public offerings of our common stock.

(f)	Expenses related to a non-recurring management realignment described in the current report on Form 8-K filed with the SEC on January 10, 2019.

(g)
Expenses pursuant to a long-term incentive plan for non-executive employees who were not participants in the management equity plan. This plan was effective in 2014 following the acquisition of the Company by affiliates of KKR & Co. Inc. (the "KKR Acquisition").

(h)
Other adjustments include amounts that management believes are not representative of our operating performance (amounts in brackets represent reductions in Adjusted EBITDA and Adjusted Net Income), including our share of losses on equity method investments of $0.4 million for each of the three months ended June 29, 2019 and June 30, 2018 and $1.0 million and $0.6 million for the six months ended June 29, 2019 and June 30, 2018, respectively; the amortization impact of the KKR Acquisition-related adjustments (e.g., fair value of leasehold interests) of $0.1 million and $52 thousand for the three months ended June 29, 2019 and June 30, 2018 and $0.2 million and $0.1 million for the six months ended June 29, 2019 and June 30, 2018, respectively; differences between the timing of expense versus cash payments related to contributions to charitable organizations of $(0.3) million and $(0.5) million for the three and six months ended June 30, 2018, respectively; costs of severance and relocation of $0.6 million and $0.3 million for the three months ended June 29, 2019 and June 30, 2018 and $0.8 million and $0.5 million for the six months ended June 29, 2019 and June 30, 2018, respectively; excess payroll taxes related to stock option exercises of $0.1 million and $56 thousand for the three months ended June 29, 2019 and June 30, 2018 and $0.1 million and $0.3 million for the six months ended June 29, 2019 and June 30, 2018, respectively; and other expenses and adjustments totaling $(31) thousand and $0.2 million for the three months ended June 29, 2019 and June 30, 2018 and $0.3 million and $0.2 million the six months ended June 29, 2019 and June 30, 2018, respectively.

(i)
Amortization of the increase in carrying values of definite-lived intangible assets resulting from the application of purchase accounting to the KKR Acquisition of $1.9 million for each of the three months ended June 29, 2019 and June 30, 2018 and $3.7 million for each of the six months ended June 29, 2019 and June 30, 2018, respectively. Amortization of deferred financing costs is primarily associated with the March 2014 term loan borrowings in connection with the KKR Acquisition and, to a lesser extent, amortization of debt discounts associated with the May 2015 and February 2017 incremental First Lien - Term Loan B and the November 2017 First Lien - Term Loan B refinancing, aggregating to $0.5 million and $0.4 million for the three months ended June 29, 2019 and June 30, 2018 and $0.9 million and $0.8 million for the six months ended June 29, 2019 and June 30, 2018, respectively.

(j)
Tax benefit associated with accounting guidance adopted at the beginning of fiscal year 2017 (Accounting Standards Update 2016-09, Compensation - Stock Compensation), requiring excess tax benefits related to stock option exercises to be recorded in earnings as discrete items in the reporting period in which they occur.

(k)	Represents the income tax effect of the total adjustments at our combined statutory federal and state income tax rates.
Liquidity and Capital Resources
We principally rely on cash flows from operations as our primary source of liquidity and, if needed, up to $100.0 million in revolving loans under our revolving credit facility. Our primary cash needs are for inventory, payroll, store rent, capital expenditures associated with new stores and updating existing stores, as well as information technology and infrastructure, including our corporate office, distribution centers, and laboratories. The most significant components of our operating assets and liabilities are inventories, accounts receivable, prepaid expenses and other assets, accounts payable, deferred and unearned revenue and other payables and accrued expenses. Due to the seasonality of when we recognize revenue, any borrowings would generally occur in the fourth or first quarters as we prepare for our peak season, which is the first quarter. We believe that cash expected to be generated from operations and the availability of borrowings under the revolving credit facility will be sufficient for our working capital requirements, liquidity obligations, anticipated capital expenditures, and payments due under our existing credit facilities for at least the next 12 months.
As of June 29, 2019, we had $82.8 million in cash and cash equivalents and $94.5 million of availability under our revolving credit facility, which reflects $5.5 million in outstanding letters of credit.
We purchased $52.1 million in capital items in the six months ended June 29, 2019. Approximately 80% of our capital spend is related to our expected growth (i.e., new stores, optometric equipment, additional capacity in our optical laboratories and distribution centers, and our IT infrastructure, including omni-channel platform related investments). We plan on opening approximately 75 stores during fiscal year 2019 (inclusive of the 50 new stores opened through June 29, 2019). Our working capital requirements for inventory will increase as we continue to open additional stores. We primarily fund our working capital needs using cash provided by operations.

The following table summarizes cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended
In thousands	June 29, 2019	June 30, 2018
Cash flows provided by (used for):
Operating activities	$119,279	$80,135
Investing activities	(51,788)	(48,568)
Financing activities	(1,624)	(939)
Net increase in cash, cash equivalents and restricted cash	$65,867	$30,628
Net Cash Provided by Operating Activities
Cash flows from operating activities increased $39.1 million from $80.1 million during the six months ended June 30, 2018 to $119.3 million for the six months ended June 29, 2019. Net income decreased $9.2 million, primarily due to an increase in non-cash expense items, such as depreciation and amortization, asset impairment, and stock based compensation expense. The impact of reduced net income was more than offset by an increase in non-cash expense items resulting in an increase to cash of $4.4 million.
Decreases in net working capital and other assets and liabilities contributed $34.6 million in cash compared to the six months ended June 30, 2018. Increases in other liabilities contributed $7.8 million in year-over-year cash, primarily related to increases in accruals for payroll and incentive related items. Decreases in other assets contributed $12.0 million in year-over-year cash, primarily the result of decreases in prepaid advertising and rent-related items. Decreases in inventory contributed $13.4 million in year-over-year cash, primarily related to the sell down of late 2018 forward buys. Additionally, increases in accounts payable during the six months ended June 29, 2019 was $6.4 million more than increases in accounts payable during the six months ended June 30, 2018, primarily due to timing of payments.
Off-setting these items was a $5.3 million reduction in year-over-year cash related to increases in accounts receivable balances, reflective of year-over-year increases in the growth of our participation in managed care programs, increases in our contact lens distribution business with other major retailers, and increases in receivables for tenant improvements.
Net Cash Used for Investing Activities
Net cash used for investing activities increased by $3.2 million, to $51.8 million, during the six months ended June 29, 2019 from $48.6 million during the six months ended June 30, 2018. The change in cash used for investing activities were due to purchases of property and equipment to support our store growth, including new stores, improvements to our optical laboratories and distribution centers, and continued development of our IT infrastructure.
Net Cash Used For Financing Activities
Net cash used for financing activities increased $0.7 million, from $0.9 million to $1.6 million during the six months ended June 29, 2019. The change in cash provided by financing activities was primarily due to a $1.5 million decrease in net proceeds from the exercise of stock options for the six months ended June 29, 2019 as compared to the six months ended June 30, 2018.
Debt
As of June 29, 2019, we had $561.8 million of first lien term loans under the Existing Credit Agreement (as defined below) outstanding. As of June 29, 2019, we also had $94.5 million of additional availability under our first lien revolving credit facility, which reflects $5.5 million in outstanding letters of credit. As of June 29, 2019, we were in compliance with all of our debt covenants under the Existing Credit Agreement and no event had occurred or was ongoing.
On July 18, 2019 (the “Closing Date”), we amended the Credit Agreement, dated as of October 9, 2018 (the “Existing Credit Agreement”), by and among Nautilus Acquisition Holdings, Inc. (“Holdings”), a Delaware corporation and a wholly-owned subsidiary of the Company, NVI, Goldman Sachs Bank USA, as administrative agent and collateral agent, and the lenders from time to time party thereto and the other parties thereto, pursuant to a certain Joinder and Amendment and Restatement Agreement, dated as of July 18, 2019 (the “Restatement Agreement”) by and among Holdings, NVI, as borrower, certain subsidiaries of NVI, as guarantors, Goldman Sachs Bank USA, as former administrative agent and collateral agent, Bank of America, N.A., as new administrative agent and collateral agent, and the lenders from time to time party thereto (the Existing Credit Agreement, as amended by the Restatement Agreement, the “Credit Agreement”).

Pursuant to the Restatement Agreement, the initial new Applicable Margins are (i) 1.50% for the new first lien term loans that are LIBOR Loans and (ii) 0.50% for the new first lien term loans that are ABR Loans. The Restatement Agreement further provides that following the Closing Date, the above Applicable Margins for the new first lien term loans will be based on NVI’s consolidated first lien leverage ratio as follows: (a) if NVI’s consolidated first lien leverage ratio is greater than 3:75 to 1.00, the Applicable Margin will be 2.00% for LIBOR Loans and 1.00% for ABR Loans, (b) if NVI’s consolidated first lien leverage ratio is less than or equal to 3.75 to 1.00, but greater than 2.75 to 1.00, the Applicable Margin will be 1.75% for LIBOR Loans and 0.75% for ABR Loans, (c) if NVI’s consolidated first lien leverage ratio is less than or equal to 2.75 to 1.00 but greater than 1.75:1.00, the Applicable Margin will be 1.50% for LIBOR Loans and 0.50% for ABR Loans, (d) if NVI’s consolidated first lien leverage ratio is less than or equal to 1.75 to 1.00 but greater than 0.75:1.00, the Applicable Margin will be 1.25% for LIBOR Loans and 0.25% for ABR Loans and (e) if NVI’s consolidated first lien leverage ratio is less than or equal to 0:75 to 1.00, the Applicable Margin will be 1.00% for LIBOR Loans and 0.00% for ABR Loans. The new first lien term loans will amortize in equal quarterly installments equal to 2.50% per annum in the first three years of the loan and 5.00% per annum thereafter. Capitalized terms used but not defined herein shall have the meanings assigned to such terms in the Credit Agreement and Restatement Agreement, as applicable, included in Exhibit 10.1 of Form 8-K filed with the SEC on July 23, 2019.
In the event that LIBOR is phased out as is currently expected, the Credit Agreement provides that the Company and the administrative agent may amend such Credit Agreement to replace the LIBOR definition with a successor rate based on prevailing market convention, subject to notifying the lending syndicate of such change and not receiving within five business days of such notification written objections to such replacement rate form, with respect to any class of loans under the Credit Agreement, lenders holdings at least a majority of the aggregate principal amount of loans and commitments then outstanding in each class. The consequences of these developments cannot be entirely predicted, but could include an increase in the interest cost of our variable rate indebtedness.
Refer to Note 12. “Subsequent Events” included in Part I. Item 1. of this Form 10-Q for further information on the Credit Agreement.
Off-balance Sheet Arrangements
We follow U.S. GAAP in making the determination as to whether or not to record an asset or liability related to our arrangements with third parties. Consistent with current accounting guidance, we do not record an asset or liability associated with long-term marketing and promotional commitments, or commitments to philanthropic endeavors. We have disclosed the amount of future commitments associated with these items in our fiscal year 2018 annual consolidated financial statements filed on the Form 10-K. We were not a party to any other off-balance sheet arrangements during the six months ended June 29, 2019.
Contractual Obligations
During the six months ended June 29, 2019, we entered into minimum purchase commitments with our trade vendors of approximately $17 million annually through 2021. These purchase commitments represent a small portion of our costs applicable to revenue. There were no other material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of December 29, 2018 in the Annual Report.
Critical Accounting Policies and Estimates
Management has evaluated the accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Annual Report dated December 29, 2018, in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the Annual Report, except for the adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases discussed in Note 1. “Description of Business and Basis of Presentation” of our unaudited condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q.

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
As of June 29, 2019, all of our $561.8 million in term loan debt was subject to variable interest rates, with a weighted average borrowing rate of 4.6%. After inclusion of the notional amount of $430.0 million of interest rate swaps fixing a portion of the variable rate debt, $131.8 million, or 23.5% of our debt, is subject to variable rates. Assuming an increase to market rates of 1.0% as of June 29, 2019, we would incur an annual increase to interest expense of approximately $1.3 million related to debt subject to variable rates. Refer to Note 12. “Subsequent Events” included in Part I. Item 1. of this Form 10-Q for information on the July 18, 2019 Term Loan A - Joinder and Amendment and Restatement Agreement.
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
In accordance with Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 29, 2019. Based on that evaluation, the CEO and the CFO have concluded that, because the previously identified material weaknesses in our internal control over financial reporting described below had not been remediated by the end of the period covered by this Form 10-Q, our disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-Q.
Notwithstanding the material weakness described below, based on the additional analysis and other post-closing procedures performed, management believes the financial statements included in this report are fairly presented, in all material respects, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Material Weakness and Status of Material Weakness Remediation
As previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 27, 2019, we had identified a control deficiency that constituted a material weakness in our internal control over financial reporting as of December 29, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In part due to errors discovered as a result of the implementation of controls associated with the new lease accounting standard, the Company concluded the following material weakness still exists as of June 29, 2019:
The Company did not design and maintain effective entity level controls to identify and assess changes in our business environment that could significantly impact the system of internal control over financial reporting.
Remediation Plan
In 2018, we designed, implemented and tested the following controls responsive to the remediation of this material weakness:

•
Established a periodic meeting of senior leaders from key business groups, including operations and finance, for purposes of identifying and assessing changes in our business environment that could significantly impact the system of internal control over financial reporting.

•	Designed and implemented a control to incorporate those changes into our risk assessment and control activities.

•	Established a disclosure committee, consisting of certain key members of management, to assist in formalizing our disclosure, risk assessment, internal controls and procedures.

•	Added additional technical resources to enhance our overall control environment.
In 2019, we developed, and are in the process of implementing, additional controls to facilitate the remediation of this material weakness:

•	An internal control deficiency remediation project plan, overseen by the Chief Financial Officer and internal audit, and reviewed with the Audit Committee at least quarterly.

•
An enhanced risk assessment that incorporates cross-functional input, data analysis, and detailed reviews of accounting policies and operating procedures to identify and differentiate risks of material misstatement.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the second quarter of fiscal year 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above under “Material Weakness and Status of Material Weakness Remediation.”
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

In February 2019, we were served with a lawsuit by a former employee who alleges, on behalf of himself and a proposed class, several violations of California wage and hour laws and seeks unspecified alleged unpaid wages, monetary damages, injunctive relief and attorneys’ fees. On March 21, 2019, we removed the lawsuit from Monterey County Superior Court to the United States District Court for the Northern District of California. The plaintiff moved to remand the action to state court on April 18, 2019, and the Court denied this motion on July 8, 2019. On July 22, 2019, the plaintiff filed an amended complaint. On July 26, 2019, the parties filed a joint stipulation wherein the Company denied all claims in the amended complaint but joined the plaintiff in seeking a stay of further proceedings in the lawsuit based on the parties’ agreement to attend early mediation in an effort to avoid further costs and expenses of protracted litigation. Mediation has been scheduled in the first quarter of 2020. The Company continues to believe that the plaintiff’s amended complaint lacks merit and will vigorously defend the litigation.
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
10.1
Joinder and Amendment and Restatement Agreement, including as Exhibit A thereto, the Amended and Restated Credit Agreement, dated as of July 18, 2019, by and among Nautilus Acquisition Holdings, Inc., National Vision, Inc., certain subsidiaries of National Vision, Inc., as guarantors, Goldman Sachs Bank USA, as former administrative agent and collateral agent, Bank of America, N.A., as new administrative agent and collateral agent, and the lenders from time to time party thereto.

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the Company’s Quarterly report on Form 10-Q for the quarter ended June 29, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Vision Holdings, Inc.

Dated: August 6, 2019	By:	/s/ L. Reade Fahs
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 6, 2019	By:	/s/ Patrick R. Moore
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)