Form 10-Q
period 2019-09-28
National Vision Holdings, Inc.
filed 2019-11-07
CIK 1710155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2019
Common stock, $0.01 par value	79,117,971

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
Website Disclosure
We use our website www.nationalvision.com as a channel of distribution of Company information. Financial and other important information regarding the Company is routinely accessible through and posted on our website. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about National Vision Holdings, Inc. when you enroll your e-mail address by visiting the “Email Alerts” page of the Investor Resources section of our website at www.nationalvision.com/investors. The contents of our website are not, however, a part of this Form 10-Q.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of September 28, 2019 and December 29, 2018
In Thousands, Except Par Value
(Unaudited)

ASSETS	As of September 28, 2019	As of December 29, 2018
Current assets:
Cash and cash equivalents	$94,086	$17,132
Accounts receivable, net	50,655	50,735
Inventories	111,894	116,022
Prepaid expenses and other current assets	22,014	30,815
Total current assets	278,649	214,704

Property and equipment, net	372,069	355,117
Other assets:
Goodwill	777,613	777,613
Trademarks and trade names	240,547	240,547
Other intangible assets, net	58,792	64,532
Right of use assets	344,179	—
Other assets	6,575	8,876
Total non-current assets	1,799,775	1,446,685
Total assets	$2,078,424	$1,661,389
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,337	$43,642
Other payables and accrued expenses	101,556	81,004
Unearned revenue	29,224	27,295
Deferred revenue	57,231	52,144
Current maturities of long-term debt and finance lease obligations	13,736	7,567
Current operating lease obligations	56,814	—
Total current liabilities	303,898	211,652

Long-term debt and finance lease obligations, less current portion and debt discount	584,250	570,545
Non-current operating lease obligations	326,492	—
Other non-current liabilities:
Deferred revenue	22,115	20,134
Other liabilities	13,407	53,964
Deferred income taxes, net	62,791	61,940
Total other non-current liabilities	98,313	136,038
Commitments and contingencies (See Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 79,920 and 78,246 shares issued as of September 28, 2019 and December 29, 2018, respectively; 79,022 and 78,167 shares outstanding as of September 28, 2019 and December 29, 2018, respectively	800	782
Additional paid-in capital	693,541	672,503
Accumulated other comprehensive loss	(4,921)	(2,810)
Retained earnings	103,212	74,840
Treasury stock, at cost; 898 and 79 shares as of September 28, 2019 and December 29, 2018, respectively	(27,161)	(2,161)
Total stockholders’ equity	765,471	743,154
Total liabilities and stockholders’ equity	$2,078,424	$1,661,389
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three and Nine Months Ended September 28, 2019 and September 29, 2018
In Thousands, Except Earnings Per Share
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenue:
Net product sales	$355,789	$319,312	$1,096,482	$977,497
Net sales of services and plans	76,113	68,113	226,086	203,435
Total net revenue	431,902	387,425	1,322,568	1,180,932
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	144,518	130,951	444,177	389,560
Services and plans	59,984	51,637	174,801	150,541
Total costs applicable to revenue	204,502	182,588	618,978	540,101
Operating expenses:
Selling, general and administrative	190,290	185,028	566,444	521,344
Depreciation and amortization	22,336	19,344	63,570	54,783
Asset impairment	3,516	2,137	7,387	2,137
Other expense, net	146	411	975	829
Total operating expenses	216,288	206,920	638,376	579,093
Income (loss) from operations	11,112	(2,083)	65,214	61,738
Interest expense, net	7,873	9,407	25,902	28,144
Loss on extinguishment of debt	9,786	—	9,786	—
Earnings (loss) before income taxes	(6,547)	(11,490)	29,526	33,594
Income tax provision (benefit)	(7,739)	(16,661)	647	(8,499)
Net income	$1,192	$5,171	$28,879	$42,093

Earnings per share:
Basic	$0.02	$0.07	$0.37	$0.56
Diluted	$0.01	$0.06	$0.35	$0.54
Weighted average shares outstanding:
Basic	78,474	76,118	78,387	75,361
Diluted	81,561	79,710	81,510	78,571

Comprehensive income:
Net income	$1,192	$5,171	$28,879	$42,093
Unrealized gain (loss) on hedge instruments	681	2,267	(2,837)	11,842
Tax provision (benefit) of unrealized gain (loss) on hedge instruments	175	580	(727)	3,033
Comprehensive income	$1,698	$6,858	$26,769	$50,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 28, 2019
In Thousands
(Unaudited)

	Nine Months Ended September 28, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balances at December 29, 2018	78,167	$782	$672,503	$(2,810)	$74,840	$(2,161)	$743,154
Cumulative effect of change in accounting principle	—	—	—	—	(506)	—	(506)
Balances at December 30, 2018 - as adjusted	78,167	782	672,503	(2,810)	74,334	(2,161)	742,648
Issuance of common stock	51	1	512	—	—	—	513
Stock based compensation	—	—	2,937	—	—	—	2,937
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	(947)	—	—	(947)
Net income	—	—	—	—	17,429	—	17,429
Balances at March 30, 2019	78,218	783	675,952	(3,757)	91,763	(2,161)	762,580
Issuance of common stock	266	3	1,550	—	—	—	1,553
Stock based compensation	—	—	1,714	—	—	—	1,714
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	(1,670)	—	—	(1,670)
Net income	—	—	—	—	10,257	—	10,257
Balances at June 29, 2019	78,484	786	679,216	(5,427)	102,020	(2,161)	774,434
Issuance of common stock	1,357	14	8,224	—	—	—	8,238
Stock based compensation	—	—	6,101	—	—	—	6,101
Purchase of treasury stock	(819)	—	—	—	—	(25,000)	(25,000)
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	506	—	—	506
Net income	—	—	—	—	1,192	—	1,192
Balances at September 28, 2019	79,022	$800	$693,541	$(4,921)	$103,212	$(27,161)	$765,471
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 29, 2018
In Thousands
(Unaudited)

	Nine Months Ended September 29, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balances at December 30, 2017	74,654	$746	$631,798	$(9,868)	$32,157	$(233)	$654,600
Cumulative effect of change in accounting principle	—	—	—	—	19,030	—	19,030
Balances at December 31, 2017 - as adjusted	74,654	746	631,798	(9,868)	51,187	(233)	673,630
Issuance of common stock	449	5	2,243	—	—	—	2,248
Stock based compensation	—	—	1,596	—	—	—	1,596
Purchase of treasury stock	(25)	—	—	—	—	(855)	(855)
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	4,624	—	—	4,624
Net income	—	—	—	—	24,455	—	24,455
Balances at March 31, 2018	75,078	751	635,637	(5,244)	75,642	(1,088)	705,698
Issuance of common stock	256	2	1,216	—	—	—	1,218
Stock based compensation	—	—	1,524	—	—	—	1,524
Purchase of treasury stock	—	—	—	—	—	(5)	(5)
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	2,498	—	—	2,498
Net income	—	—	—	—	12,467	—	12,467
Balances at June 30, 2018	75,334	753	638,377	(2,746)	88,109	(1,093)	723,400
Issuance of common stock	1,803	17	10,485	—	—	—	10,502
Stock based compensation	—	—	10,618	—	—	—	10,618
Purchase of treasury stock	(1)	—	—	—	—	(40)	(40)
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	1,687	—	—	1,687
Net income	—	—	—	—	5,171	—	5,171
Balances at September 29, 2018	77,136	$770	$659,480	$(1,059)	$93,280	$(1,133)	$751,338
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 28, 2019 and September 29, 2018
In Thousands
(Unaudited)

	Nine Months Ended
	September 28, 2019	September 29, 2018
Cash flows from operating activities:
Net income	$28,879	$42,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,570	54,783
Amortization of loan costs	1,071	1,287
Asset impairment	7,387	2,137
Deferred income tax (benefit) expense	651	(8,696)
Stock based compensation expense	10,840	13,749
Inventory adjustments	3,065	2,491
Bad debt expense	6,265	4,981
Loss on extinguishment of debt	9,786	—
Other	1,963	1,555
Changes in operating assets and liabilities:
Accounts receivable	(6,023)	(663)
Inventories	1,063	(10,620)
Other assets	11,373	381
Accounts payable	1,694	(4,823)
Deferred revenue	7,068	6,235
Other liabilities	22,286	11,062
Net cash provided by operating activities	170,938	115,952
Cash flows from investing activities:
Purchase of property and equipment	(76,472)	(78,813)
Other	564	136
Net cash used for investing activities	(75,908)	(78,677)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of discounts	566,550	—
Proceeds from exercise of stock options	9,992	14,032
Principal payments on long-term debt	(564,300)	(4,275)
Purchase of treasury stock	(25,000)	(900)
Payments on finance lease obligations	(2,054)	(1,256)
Payments of debt issuance costs	(2,930)	—
Net cash provided by (used for) financing activities	(17,742)	7,601
Net change in cash, cash equivalents and restricted cash	77,288	44,876
Cash, cash equivalents and restricted cash, beginning of year	17,998	5,193
Cash, cash equivalents and restricted cash, end of period	$95,286	$50,069

Supplemental cash flow disclosure information:
Cash paid for interest	$25,182	$28,988
Property and equipment accrued at the end of the period	$13,808	$9,060
Right of use assets acquired under finance leases	$9,551	$9,722
Right of use assets acquired under operating leases	$84,643	$—
The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated balance sheets to the total of cash, cash equivalents and restricted cash shown above:

	Nine Months Ended
	September 28, 2019	September 29, 2018
Cash and cash equivalents	$94,086	$48,881
Restricted cash included in other assets	1,200	1,188
Total cash, cash equivalents and restricted cash	$95,286	$50,069
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Basis of Presentation
Nature of Operations
National Vision Holdings, Inc. (“NVHI,” the “Company,” “we,” “our,” or “us”) is a holding company whose operating subsidiaries include its indirect wholly owned subsidiary, National Vision, Inc. (“NVI”) and NVI’s direct wholly owned subsidiaries. We are a leading value retailer of eyeglasses and contact lenses in the United States and its territories. We operated 1,145 and 1,082 retail optical locations as of September 28, 2019 and December 29, 2018, respectively, through our five store brands, including America’s Best Contacts and Eyeglasses (“America’s Best”), Eyeglass World, Vista Optical locations on U.S. Army/Air Force military bases (“Military”) and within Fred Meyer stores, and our management and services arrangement with Walmart (“Legacy”).
Basis of Presentation
We prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and, therefore, do not include all information and disclosures required by U.S. GAAP for complete consolidated financial statements. The condensed consolidated balance sheet as of December 29, 2018 has been derived from the audited consolidated balance sheet for the fiscal year then ended. These condensed consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of September 28, 2019, the consolidated results of operations and comprehensive income, the statements of changes in stockholders’ equity for the three and nine months ended September 28, 2019 and September 29, 2018, and its statements of cash flows for the nine months ended September 28, 2019 and September 29, 2018.
Certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted; however, we believe that the disclosures included herein are sufficient for a fair presentation of the information presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the fiscal year ended December 29, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2019. The Company’s significant accounting policies are set forth in Note 1 within those consolidated financial statements. We use the same accounting policies in preparing interim condensed consolidated financial information and annual consolidated financial statements. There were no changes to our significant accounting policies during the nine months ended September 28, 2019, except for the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases. See “Adoption of New Accounting Pronouncements” below for further discussion.
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
Seasonality
The consolidated results of operations for the three and nine months ended September 28, 2019 and September 29, 2018 are not necessarily indicative of the results to be expected for the full fiscal year due to seasonality and uncertainty of general economic conditions that may impact our key end markets. Historically, our business has realized a higher portion of net revenue, income from operations, and cash flows from operations in the first fiscal quarter, and a lower portion of net revenue, income from operations, and cash flows from operations in the fourth fiscal quarter. The seasonally larger first quarter is attributable primarily to the timing of our customers’ personal income tax refunds and annual health insurance program start or reset periods. Seasonality related to fourth quarter holiday spending by retail customers generally does not impact our business. Our quarterly consolidated results may also be affected by the timing of new store openings, store closings, and certain holidays.

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
Asset Impairment
We evaluate impairment of long-lived tangible and right of use (“ROU”) store assets at the store level, which is the lowest level at which independent cash flows can be identified, when events or conditions indicate the carrying value of such assets may not be recoverable. In making this evaluation, we may consider multiple factors including financial performance of the stores, regional and local business climates, future plans for the store operations and other qualitative factors. If the store's projected undiscounted net cash flows expected to be generated by the related assets over the shorter of the remaining useful life or the remaining term of the lease are less than the carrying value of the subject assets, we then measure impairment based on a discounted cash flow model and market-based indications of value of the ROU asset and record an impairment charge as the excess of carrying value over estimated fair value. As directed in the accounting guidance for long-lived assets held and used, we use entity-specific assumptions related to our anticipated use of the assets when developing the projected undiscounted cash flows.
We identified indicators of impairment of certain stores and recorded $3.5 million and $7.4 million of related asset impairment charges during the three and nine months ended September 28, 2019, respectively, in Corporate/Other. These impairment charges were primarily driven by lower than projected customer sales volume in certain stores. The estimated fair value of the impaired assets was $14.6 million as of September 28, 2019; this value includes fair value estimates related to impairments recorded in the first and second quarters of 2019. The cash flows used in the estimation were discounted to fair value using a rate of 8%. A significant decrease in the estimated cash flows would lead to a lower fair value measurement, as would a significant increase in the discount rate. The market-based indications of value of ROU assets were based on third-party information without adjustment. These measurements were classified as Level 3 measurements in the fair value hierarchy.
Income Taxes
Our income tax rate for the three months ended September 28, 2019 reflected our statutory federal and state rate of 25.6%, offset by a discrete benefit of $6.3 million associated primarily with stock option exercises. Our income tax benefit for the nine months ended September 28, 2019 reflected income tax expense at our statutory federal and state rate of 25.6%, offset by a discrete benefit of $7.7 million associated primarily with stock option exercises. In comparison, the income tax rate associated with the three and nine months ended September 29, 2018 was reduced by $13.9 million and $18.0 million respective income tax benefit resulting from stock option exercises.
Secondary Offering and Common Stock Repurchase
On August 7, 2019, the Company entered into an Underwriting Agreement by and among the Company, KKR Vision Aggregator L.P. (the “Selling Stockholder”), and Goldman Sachs & Co. LLC, as underwriter (the “Underwriter”), relating to an underwritten offering of 9,149,908 shares of the Company’s common stock, par value $0.01 per share. The offering was completed on August 12, 2019. In connection with the offering, our Board of Directors authorized, and the Company completed, a repurchase of 819,134 shares out of the 9,149,908 shares of common stock subject to the offering from the Underwriter at $30.52 per share, which was the price the Underwriter purchased the shares from the Selling Stockholder in the offering. The Company did not receive any proceeds from the offering. As a result of this underwritten offering and concurrent share repurchase, the Selling Stockholder no longer owns any shares of our common stock as of September 28, 2019.
The secondary offering constituted a vesting event whereby a final portion of the performance-based options vested and the remaining portion of unvested performance options awarded under the 2014 Stock Incentive Plan was forfeited. Refer to Note 5. “Stock Incentive Plans.” for further information on stock based compensation activity for the nine months ended September 28, 2019. As a result of the offering, we incurred $4.2 million of non-cash stock-based compensation expense during the three months ended September 28, 2019. We additionally recorded $1.1 million in long-term cash incentive compensation expense and $0.4 million in offering related expenses in selling, general and administrative (“SG&A”) during the three months ended September 28, 2019.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Description of Business and Basis of Presentation (continued)

Adoption of New Accounting Pronouncements
Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases. This new guidance establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with such classification affecting the pattern of expense recognition in the statement of operations. Disclosure of key information about leasing arrangements is also required.
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
Upon adoption, we recorded operating lease liabilities of approximately $349.7 million as of December 30, 2018. The Company treated tenant improvement allowances (“TIAs”) and deferred rent of $28.6 million and $11.9 million, respectively, as of December 30, 2018 as reductions of lease payments used to measure ROU assets and recorded $308.5 million of lease ROU assets upon adoption. The difference between the additional lease assets and lease liabilities net of the deferred tax impact was $0.5 million, which was recorded as an adjustment to fiscal year 2019 opening retained earnings. Adoption of this new guidance did not result in significant changes to our results of operations or cash flows. See Note 8. “Leases” for additional information.
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

2. Details of Certain Balance Sheet Accounts

In thousands	As of September 28, 2019	As of December 29, 2018
Accounts receivable, net:
Trade receivables	$27,879	$27,356
Credit card receivables	15,131	16,636
Tenant improvement allowances receivable	6,183	5,149
Other receivables	4,544	4,206
Allowance for uncollectible accounts	(3,082)	(2,612)
	$50,655	$50,735

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
2. Details of Certain Balance Sheet Accounts (continued)

In thousands	As of September 28, 2019	As of December 29, 2018
Inventories:
Raw materials and work in process (1)	$57,844	$59,946
Finished goods	54,050	56,076
	$111,894	$116,022
(1)
Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not separately present raw materials and work in process.

In thousands	As of September 28, 2019	As of December 29, 2018
Property and equipment, net:
Land and building	$3,632	$3,632
Equipment	186,181	160,958
Information systems hardware and software	113,127	101,809
Furniture and fixtures	53,922	48,992
Leasehold improvements	207,113	186,499
Construction in progress	28,299	40,697
Right of use assets under finance leases	36,437	25,446
	628,711	568,033
Less: Accumulated depreciation	256,642	212,916
	$372,069	$355,117

In thousands	As of September 28, 2019	As of December 29, 2018
Other payables and accrued expenses:
Employee compensation and benefits	$40,347	$20,529
Advertising	2,565	2,076
Self-insurance reserves	8,464	8,117
Reserves for customer returns and remakes	7,606	4,645
Capital expenditures	11,532	14,078
Legacy management and services agreement	6,642	5,383
Fair value of derivative liabilities	6,260	3,130
Supplies and other store support expenses	3,038	4,929
Litigation settlements	3,894	3,938
Other	11,208	14,179
	$101,556	$81,004

In thousands	As of September 28, 2019	As of December 29, 2018
Other non-current liabilities:
Fair value of derivative liabilities	$3,214	$3,505
Tenant improvements (1)	—	30,851
Deferred rental expenses (1)	—	11,926
Self-insurance reserves	5,528	5,114
Other	4,665	2,568
	$13,407	$53,964
(1) Tenant improvements and deferred rental expenses are used to measure ROU assets on the balance sheet under ASC 842, Leases as of September 28, 2019. See Note 8. “Leases” for further details.

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
Long-term Debt - Term Loan and Revolving Credit Facility
Since the borrowings under the Term Loan (as defined below) and revolving credit facility utilize variable interest rate setting mechanisms such as LIBOR, the fair values of these borrowings are deemed to approximate the carrying values. Refer to Note 4. “Long-term Debt” for additional information on the Term Loan and revolving credit facility.
Finance Lease Obligations
The fair value of finance lease obligations is based on estimated future contractual cash flows discounted at an appropriate market rate of interest (Level 2 inputs). The estimated fair values of our finance leases were $39.4 million and $30.7 million as of September 28, 2019 and December 29, 2018, respectively, compared to carrying values of $34.2 million and $24.5 million, respectively.
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

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
3. Fair Value Measurement of Financial Assets and Liabilities (continued)

We recognize as assets or liabilities at fair value the estimated amounts we would receive or pay upon a termination of interest rate swaps prior to their scheduled expiration dates. Fair value is based on information that is model-driven and whose inputs are observable (Level 2 inputs). Cumulative unrealized losses on derivative instruments are recorded in accumulated other comprehensive loss (“AOCL”), net of tax. As of September 28, 2019, the Company expects to reclassify $4.7 million of unrealized losses on derivative instruments, net of tax, from AOCL into earnings in the next 12 months as the derivative instruments mature. See Note 12. “Accumulated Other Comprehensive Loss” for further details.
Changes in the cash flows of each derivative are expected to be highly effective in offsetting the changes in interest payments on a principal balance equal to the derivative’s notional amount, attributable to the hedged risk. Our hedges have been deemed highly effective since inception as a result of our quarterly hedge effectiveness testing.
Our cash flow hedge position related to interest rate derivative contracts is as follows:

In thousands	Notional Amount	Maturity Date	Other Payables and Accrued Expenses	Other Liabilities	AOCL, Net of Tax (1)
As of September 28, 2019	$430,000	March 2021	$6,260	$3,214	$4,921
As of December 29, 2018	$465,000	March 2021	$3,130	$3,505	$2,810

(1)	Includes stranded tax benefit of $2.1 million within AOCL from adopting provisions of the Tax Cuts and Jobs Act of 2017 during the year ended December 30, 2017.

4. Long-term Debt
Long-term debt consists of the following:

In thousands	As of September 28, 2019	As of December 29, 2018
First Lien - Term Loan B	$—	$364,300
First Lien - Term Loan A	—	200,000
First Lien - Term Loan, due July 18, 2024	420,000	—
First Lien - Revolving credit facility, due July 18, 2024	148,000	—
Total term loans before unamortized discount	568,000	564,300
Unamortized discount	(4,196)	(10,673)
Total term loans	563,804	553,627
Less current maturities	(10,500)	(5,000)
Term loans - non-current portion	553,304	548,627
Finance lease obligations	34,182	24,485
Less current maturities	(3,236)	(2,567)
Long-term debt, less current portion and unamortized debt discount	$584,250	$570,545

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
4. Long-term Debt (continued)

Scheduled maturities of the Term Loan and revolving credit facility are as follows:

Fiscal Period	In thousands
2019 - fourth quarter	$2,625
2020	10,500
2021	10,500
2022	13,125
2023	21,000
Thereafter	510,250
$568,000

Term Loan - Joinder and Amendment and Restatement Agreement
On July 18, 2019 (the “Closing Date”), the credit agreement, dated as of October 9, 2018 (the “Existing Credit Agreement”), by and among Nautilus Acquisition Holdings, Inc. (“Holdings”), a Delaware corporation and a wholly-owned subsidiary of the Company, NVI, Goldman Sachs Bank USA, as administrative agent and collateral agent, and the lenders from time to time party thereto and the other parties thereto, was amended and restated pursuant to that certain Joinder and Amendment and Restatement Agreement, dated as of July 18, 2019 (the “Restatement Agreement”) by and among Holdings, NVI, as borrower, certain subsidiaries of NVI, as guarantors, Goldman Sachs Bank USA, as former administrative agent and collateral agent, Bank of America, N.A., as new administrative agent and collateral agent, and the lenders from time to time party thereto (the Existing Credit Agreement, as amended and restated by the Restatement Agreement, the “Credit Agreement”).
The Existing Credit Agreement was amended and restated to, among other things, (i) establish new first lien term loans in an aggregate principal amount of $420.0 million (“Term Loan”) to repay all principal, interest fees and other amounts outstanding under the Existing Credit Agreement immediately prior to the Closing Date, (ii) establish a new revolving credit facility in an aggregate principal amount of $300.0 million, of which $148.0 million was drawn as of closing and (iii) replace Goldman Sachs Bank USA with Bank of America, N.A. as administrative agent and collateral agent under the Credit Agreement and related documentation. In connection with the principal repayments of our existing debt, the Company wrote off associated deferred debt issuance costs of $6.0 million and associated unamortized debt discount of $3.8 million, in the third quarter of 2019.
Pursuant to the Restatement Agreement, the initial new Applicable Margins, as defined in the Credit Agreement, are (i) 1.50% for the new first lien term loans that are London Inter-bank Offered Rate (“LIBOR”) Loans and (ii) 0.50% for the new first lien term loans that are Alternative Base Rate (“ABR”) Loans. The Restatement Agreement further provides that following the Closing Date, the above Applicable Margins for the new first lien term loans will be based on NVI’s consolidated first lien leverage ratio as follows: (a) if NVI’s consolidated first lien leverage ratio is greater than 3.75 to 1.00, the Applicable Margin will be 2.00% for LIBOR Loans and 1.00% for ABR Loans, (b) if NVI’s consolidated first lien leverage ratio is less than or equal to 3.75 to 1.00, but greater than 2.75 to 1.00, the Applicable Margin will be 1.75% for LIBOR Loans and 0.75% for ABR Loans, (c) if NVI’s consolidated first lien leverage ratio is less than or equal to 2.75 to 1.00 but greater than 1.75 to 1.00, the Applicable Margin will be 1.50% for LIBOR Loans and 0.50% for ABR Loans, (d) if NVI’s consolidated first lien leverage ratio is less than or equal to 1.75 to 1.00 but greater than 0.75 to 1.00, the Applicable Margin will be 1.25% for LIBOR Loans and 0.25% for ABR Loans and (e) if NVI’s consolidated first lien leverage ratio is less than or equal to 0.75 to 1.00, the Applicable Margin will be 1.00% for LIBOR Loans and 0.00% for ABR Loans. The new first lien term loans will amortize in quarterly installments equal to 2.50% per annum in the first three years of the loan and 5.00% per annum thereafter.
In addition, pursuant to the Restatement Agreement, solely with respect to the Term Loan, commencing on the fiscal quarter ending on December 28, 2019, Holdings will not permit (i) the Consolidated Total Debt to Consolidated EBITDA Ratio, as defined in the Credit Agreement, as of the last day of any fiscal quarter of Holdings to be greater than 4.75 to 1.00 for the first two years, and 4.50 to 1.00 thereafter, subject to certain step-ups after the consummation of a Material Acquisition, as defined in the Credit Agreement, or (ii) the Consolidated Interest Coverage Ratio of Holdings, as defined in the Credit Agreement, as of the last day of any fiscal quarter of Holdings to be less than 3.00 to 1.00.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Stock Incentive Plans

The following tables summarize stock based compensation activity for the nine months ended September 28, 2019:

	Service-based options (1)	Performance-based options	Total options
Outstanding at December 29, 2018	2,583,380	4,143,781	6,727,161
Granted	299,207	—	299,207
Exercised	(644,766)	(987,340)	(1,632,106)
Forfeited	(17,832)	(1,258,280)	(1,276,112)
Outstanding at September 28, 2019	2,219,989	1,898,161	4,118,150
Vested and exercisable at September 28, 2019	1,386,225	1,767,727	3,153,952
(1) Includes service-based options under the Vision Holding Corp. Amended and Restated 2013 Equity Incentive Plan, the 2014 Stock Incentive Plan, and the 2017 Omnibus Incentive Plan.

	Service-based restricted stock unit (RSU) awards	Performance-based restricted stock unit (PSU) awards	Restricted stock (RSA) awards
Outstanding at December 29, 2018	98,076	—	11,431
Granted	108,256	115,665	13,712
Vested	—	—	(4,515)
Forfeited	(9,833)	(2,274)	—
Outstanding at September 28, 2019	196,499	113,391	20,628

During the nine months ended September 28, 2019, the Company made grants of stock options, performance-based restricted stock units (“PSUs”) and/or restricted stock units (“RSUs”) to eligible employees under the National Vision Holdings, Inc. 2017 Omnibus Incentive Plan (the “2017 Omnibus Incentive Plan”). The service-based options granted in fiscal 2019 vest in three equal annual installments, with one-third of the total options vesting on each of the first, second, and third anniversaries of the grant date, subject to continued employment through the applicable vesting date. The PSUs granted in fiscal 2019 are settled after the end of the performance period (i.e., cliff vesting), which begins on the first day of our 2019 fiscal year and ends on the last day of our 2021 fiscal year, and are based on the Company’s achievement of certain performance targets. The RSUs granted in fiscal 2019 vest in three equal installments. The weighted average grant date fair values per share of RSUs and PSUs granted during the nine months ended September 28, 2019 were $34.82 and $34.54, respectively.
During the nine months ended September 28, 2019, we granted an aggregate of 13,712 restricted stock awards (“RSAs”) to eligible members of the Company’s Board of Directors under the 2017 Omnibus Incentive Plan. The awards vest one year from the grant date. The weighted average grant date fair value per share of each of the awards, based on the stock price on the date of grant, was $29.18.
The weighted average price of stock options exercised during the nine months ended September 28, 2019 was $5.77. The weighted average grant date fair value of the stock options granted during the nine months ended September 28, 2019 was $13.68.
The following table summarizes stock compensation expense under the Company’s plans, which is included in SG&A in the accompanying statements of operations:

	Three months ended		Nine months ended
In thousands	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Stock options	$4,948	$10,260	$7,955	$12,590
RSUs and PSUs	1,028	347	2,598	1,107
RSAs	125	11	201	41
Associate stock purchase plan	22	11	86	11
Total stock based compensation expense	$6,123	$10,629	$10,840	$13,749

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
5. Stock Incentive Plans (continued)

The unrecognized compensation cost as of September 28, 2019 related to RSUs, PSUs, RSAs and service-based stock options granted in 2019 was $2.7 million, $3.2 million, $0.3 million and $3.3 million, respectively.

6. Related Party Transactions
Transactions with KKR
During the three months ended September 28, 2019, KKR Capital Markets LLC acted as a lead arranger with respect to the refinancing of our Credit Agreement, and received $1.0 million in fees in connection therewith. See Note 4. “Long-term Debt” for additional information on the refinancing.
During the three months ended September 28, 2019, the Company completed a secondary offering pursuant to which KKR Vision Aggregator L.P. sold 9,149,908 shares of the Company’s common stock in an underwritten offering. See Note 1. “Description of Business and Basis of Presentation-Secondary Offering and Common Stock Repurchase” for further details.
Equity in Net Assets of Non-Consolidated Investee
The Company has an investment in a private start-up company whose principal business is licensing software to eyeglass retailers. Under the equity method of accounting, we are required to record our interest in the investee’s reported net income or loss for each reporting period, which is presented in other expense, net in the Company’s condensed consolidated statements of operations. Our interest in the investee’s net losses was $0.2 million and $1.2 million for the three and nine months ended September 28, 2019, respectively and $0.4 million and $1.0 million for the three and nine months ended September 29, 2018, respectively. There is no remaining investment balance associated with this investee as of September 28, 2019.
On August 29, 2017, the investee issued a secured convertible promissory note to the Company, in the principal amount of $1.5 million, due on August 29, 2020. The net carrying amount of the convertible promissory note after applying the investee’s net losses of $0.2 million was $1.3 million, and is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets as of September 28, 2019. Interest income associated with the note was immaterial for the three and nine months ended September 28, 2019 and September 29, 2018.

7. Revenue from Contracts with Customers
The Company’s revenues are recognized either at the point of sale or upon delivery and customer acceptance, paid for at the time of sale in cash, credit card, or on account with managed care payors having terms generally between 14 and 120 days, with most paying within 90 days. Our point in time revenues include 1) retail sales of prescription and non-prescription eyewear, contact lenses and related accessories to retail customers (including those covered by managed care), 2) eye exams and 3) wholesale sales of inventory in which our customer is another retail entity. Revenues recognized over time primarily include product protection plans, eye care club memberships and management fees earned from our legacy partner.
The following disaggregation of revenues is based on the timing of revenue recognition:

	Three Months Ended		Nine Months Ended
In thousands	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenues recognized at a point in time	$394,709	$352,245	$1,211,942	$1,075,355
Revenues recognized over time	37,193	35,180	110,626	105,577
Total net revenue	$431,902	$387,425	$1,322,568	$1,180,932

Refer to Note 10. “Segment Reporting” for the Company’s disaggregation of net revenue by reportable segment. As the reportable segments are aligned by similar economic factors, trends and customers, the reportable segment disaggregation view best depicts how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
7. Revenue From Contracts with Customers (continued)

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
Accounts receivable are reduced by allowances for amounts that may become uncollectible. Estimates of our allowance for uncollectible accounts are based on our historical and current operating, billing, and collection trends. Impairment losses (i.e., bad debt expense) recognized on our receivables were approximately $2.4 million and $6.3 million for the three and nine months ended September 28, 2019, respectively, and $1.7 million and $5.0 million for the three and nine months ended September 29, 2018, respectively.
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
Our contract liabilities also consist of deferred revenue on services and plans obligations, primarily product protection plans and eye care club memberships. The unamortized portion of amounts we collect in advance for these services and plans is reported as deferred revenue in the accompanying condensed consolidated balance sheets (current and non-current portions). Our deferred revenue balance as of September 28, 2019 was $79.3 million. We expect future revenue recognition of this balance of $20.3 million, $42.2 million, $13.4 million, $3.2 million, and $0.2 million in fiscal years 2019, 2020, 2021, 2022, and thereafter, respectively. We recognized $27.9 million and $83.2 million of previously deferred revenues during the three and nine months ended September 28, 2019, respectively and $26.5 million and $78.5 million during the three and nine months ended September 29, 2018, respectively.

8. Leases
We lease our stores, laboratories, distribution centers, and corporate offices. These leases generally have noncancellable lease terms of between five and 10 years, with an option to renew for additional terms of one to 10 years or more. The lease term includes renewal option periods when the renewal is deemed reasonably certain after considering the value of the leasehold improvements at the end of the noncancellable lease period. Most leases for our stores provide for a minimum rent and typically include escalating rent over time with the exception of Military for which lease payments are variable and based on a percentage of sales. For Vista Optical locations in Fred Meyer stores, we pay fixed rent plus a percentage of sales after certain minimum thresholds are achieved. The Company’s leases generally require us to pay insurance, real estate taxes and common area maintenance expenses, substantially all of which are variable and not included in the measurement of the lease liability. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company does not consider its management and services agreement with its legacy partner to contain a lease arrangement.
Our lease arrangements include TIAs, which are contractual amounts received from a lessor for improvements made to leased properties by the Company. For operating leases, TIAs are treated as a reduction of the lease payments used to measure the ROU assets in the accompanying consolidated balance sheet as of September 28, 2019 (non-current liabilities as of December 29, 2018), and are amortized as a reduction in rental expense over the life of the respective leases.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
8. Leases (continued)

For finance leases, a lease ROU asset is recorded as property and equipment and corresponding amounts are recorded as finance lease debt obligations at an amount equal to the lesser of the net present value of minimum lease payments to be made over the lease term or the fair value of the property for leases in existence as of fiscal year end 2018 and at the net present value of the minimum lease payments to be made over the lease term for new finance leases entered into subsequent to fiscal year end 2018.
We rent or sublease certain parts of our stores to third parties. Our sublease portfolio consists mainly of operating leases with our ophthalmologists and optometrists within our stores.

In thousands		As of September 28, 2019
Type	Classification
	ASSETS
Finance	Property and equipment, net	$29,314
Operating	Right of use assets (a)	344,179
	Total leased assets	$373,493
	LIABILITIES
	Current Liabilities:
Finance	Current maturities of long-term debt and finance lease obligations	$3,236
Operating	Current operating lease obligations	56,814
	Other non-current liabilities:
Finance	Long-term debt and finance lease obligations, less current portion and debt discount	30,946
Operating	Non-current operating lease obligations	326,492
	Total lease liabilities	$417,488
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the net present value of minimum lease payments. We used the incremental borrowing rate on December 30, 2018, for operating leases that commenced prior to that date.

(a) TIA of $34.2 million and deferred rent of $14.2 million are treated as reductions of lease payments used to measure ROU assets as of September 28, 2019.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
8. Leases (continued)

Finance lease assets are recorded net of accumulated amortization of $7.1 million and $4.1 million as of September 28, 2019 and December 30, 2018, respectively.

In thousands	Three Months Ended September 28, 2019	Nine Months Ended September 28, 2019
Lease cost by classification
Selling, general and administrative:
Operating lease cost (a)	$18,542	$54,955
Variable lease cost (b)	6,745	19,803
Sublease income(c)	(965)	(2,881)

Depreciation and amortization:
Amortization of lease assets	1,176	3,231

Interest expense, net:
Interest on lease liabilities	903	2,689

Net lease cost	$26,401	$77,797
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

Lease Term and Discount Rate	As of September 28, 2019
Weighted average remaining lease term (months)
Operating leases	82
Finance leases	91
Weighted average discount rate (a)
Operating leases	4.6%
Finance leases (b)	13.1%
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

In thousands	Nine Months Ended September 28, 2019
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows - operating leases	$55,817

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
8. Leases (continued)

The following table summarizes the maturity of our lease liabilities as of September 28, 2019:

In thousands	Operating Leases (a)	Finance Leases (b)
Fiscal Year
2019 fourth quarter	$13,090	$1,398
2020	77,497	7,196
2021	71,292	7,116
2022	63,978	7,051
2023	56,958	6,077
Thereafter	168,637	20,021
Total lease liabilities	451,452	48,859
Less: Interest	68,146	14,677
Present value of lease liabilities(c)	$383,306	$34,182
(a) Operating lease payments include $75.9 million related to options to extend lease terms that are reasonably certain of being exercised.
(b) Finance lease payments include $1.1 million related to options to extend lease terms that are reasonably certain of being exercised.
(c) The present value of lease liabilities excludes $19.1 million of legally binding minimum lease payments for leases signed but not yet commenced.

As of fiscal year end 2018, aggregate future minimum rental payments under our operating leases were as follows:

Fiscal Year	In thousands
2019	$69,372
2020	63,218
2021	56,219
2022	49,303
2023	42,545
Thereafter	126,388
$407,045

The future minimum rental payments above do not include amounts for variable executory costs such as insurance, real estate taxes and the common area maintenance. These costs were approximately $18.0 million, $14.9 million and $13.9 million during the fiscal years ended 2018, 2017 and 2016, respectively.

9. Commitments and Contingencies
Other Agreements
In the fourth quarter of 2018, the Company renewed an eyeglass lenses supply agreement with a trade vendor effective June 2019. The Company also renewed certain other agreements with the vendor, including a cloud computing service arrangement. As a result, as previously disclosed, this arrangement includes minimum purchase commitments of approximately $30.0 million over the four year term. Additionally, during the nine months ended September 28, 2019, we entered into minimum purchase commitments with our trade vendors of approximately $17.0 million annually through 2021.
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

10. Segment Reporting
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

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

10. Segment Reporting (continued)

The following is a summary of certain financial data for each of our segments. Reportable segment information is presented on the same basis as our condensed consolidated financial statements, except for net revenue and associated costs applicable to revenue, which is presented on a cash basis, including point of sales for managed care payors and excluding the effects of unearned and deferred revenue, consistent with what the chief operating decision maker (“CODM”) regularly reviews. Asset information is not included in the following summary since the CODM does not regularly review such information for the reportable segments. Our reportable segment profit measure is earnings before interest, tax, depreciation and amortization (“EBITDA”), or net revenue, less costs applicable to revenue, less selling, general and administrative costs. Depreciation and amortization, asset impairment, litigation settlement and other corporate costs that are not allocated to the reportable segments, including interest expense and debt issuance costs are excluded from segment EBITDA. There are no transactions between our reportable segments. We measure assets in our reportable segments on the same basis as consolidated assets. There have been no changes from prior periods in the measurement methods used to determine reportable segment profit or loss, and there have been no asymmetrical allocations to segments. As the reportable segments are aligned by similar economic factors, trends and customers, this disaggregation view best depicts how the nature, amount, and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended September 28, 2019
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$270,171	$25,252	$63,173	$(2,807)	$355,789
Segment services and plans revenues	63,267	14,103	1	(1,258)	76,113
Total net revenue	333,438	39,355	63,174	(4,065)	431,902
Cost of products	77,670	11,681	55,684	(517)	144,518
Cost of services and plans	53,465	6,519	—	—	59,984
Total costs applicable to revenue	131,135	18,200	55,684	(517)	204,502
SG&A	128,054	13,920	48,316	—	190,290
Asset impairment	—	—	3,516	—	3,516
Other expense, net	—	—	146	—	146
Loss on extinguishment of debt	—	—	9,786	—	9,786
EBITDA	$74,249	$7,235	$(54,274)	$(3,548)	23,662
Depreciation and amortization					22,336
Interest expense, net					7,873
Loss before income taxes					$(6,547)

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

10. Segment Reporting (continued)

	Three Months Ended September 29, 2018
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$240,882	$24,739	$53,286	$405	$319,312
Segment services and plans revenues	55,673	12,489	912	(961)	68,113
Total net revenue	296,555	37,228	54,198	(556)	387,425
Cost of products	72,532	11,328	46,881	210	130,951
Cost of services and plans	45,581	5,124	932	—	51,637
Total costs applicable to revenue	118,113	16,452	47,813	210	182,588
SG&A	118,988	13,621	52,419	—	185,028
Asset impairment	—	—	2,137	—	2,137
Other expense, net	—	—	411	—	411
EBITDA	$59,454	$7,155	$(48,582)	$(766)	17,261
Depreciation and amortization					19,344
Interest expense, net					9,407
Loss before income taxes					$(11,490)

	Nine Months Ended September 28, 2019
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$827,957	$81,178	$189,389	$(2,042)	$1,096,482
Segment services and plans revenues	191,117	42,019	12	(7,062)	226,086
Total net revenue	1,019,074	123,197	189,401	(9,104)	1,322,568
Costs of products	239,975	38,123	166,533	(454)	444,177
Costs of services and plans	155,710	19,090	1	—	174,801
Total costs applicable to revenue	395,685	57,213	166,534	(454)	618,978
SG&A	387,345	42,041	137,058	—	566,444
Asset impairment	—	—	7,387	—	7,387
Other expense, net	—	—	975	—	975
Loss on extinguishment of debt	—	—	9,786	—	9,786
EBITDA	$236,044	$23,943	$(132,339)	$(8,650)	118,998
Depreciation and amortization					63,570
Interest expense, net					25,902
Income before income taxes					$29,526

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

10. Segment Reporting (continued)

	Nine Months Ended September 29, 2018
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$738,886	$80,004	$153,856	$4,751	$977,497
Segment services and plans revenues	167,679	39,088	2,939	(6,271)	203,435
Total net revenue	906,565	119,092	156,795	(1,520)	1,180,932
Costs of products	217,195	36,356	134,731	1,278	389,560
Costs of services and plans	132,708	14,965	2,868	—	150,541
Total costs applicable to revenue	349,903	51,321	137,599	1,278	540,101
SG&A	351,019	40,519	129,806	—	521,344
Asset impairment	—	—	2,137	—	2,137
Other expense, net	—	—	829	—	829
EBITDA	$205,643	$27,252	$(113,576)	$(2,798)	116,521
Depreciation and amortization					54,783
Interest expense, net					28,144
Income before income taxes					$33,594

Revenues associated with managing operations of our legacy partner were $9.3 million and $27.5 million for the three and nine months ended September 28, 2019, respectively and $8.6 million and $27.0 million for the three and nine months ended September 29, 2018, respectively. During the nine months ended September 28, 2019, sales associated with our legacy partner arrangement represented 9.3% of consolidated net revenue. This exposes us to concentration of customer risk.

11. Earnings Per Share
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

	Three Months Ended		Nine Months Ended
In thousands, except EPS	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$1,192	$5,171	$28,879	$42,093
Weighted average shares outstanding for basic EPS	78,474	76,118	78,387	75,361
Effect of dilutive securities:
Stock options	3,024	3,485	3,074	3,119
Restricted stock	63	107	49	91
Weighted average shares outstanding for diluted EPS	81,561	79,710	81,510	78,571
Basic EPS	$0.02	$0.07	$0.37	$0.56
Diluted EPS	$0.01	$0.06	$0.35	$0.54
Anti-dilutive options, RSUs outstanding excluded from EPS	315	—	289	—

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

12. Accumulated Other Comprehensive Loss

Changes in the fair value of the Company’s cash flow hedge derivative instruments since inception are recorded in AOCL. The following table presents the changes in AOCL during the three and nine months ended September 28, 2019 and September 29, 2018, respectively:

	Three Months Ended		Nine Months Ended
In thousands	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Cash flow hedging activity:
Balance at beginning of period	$(5,427)	$(2,746)	$(2,810)	$(9,868)
Other comprehensive income (loss) before reclassification	(439)	854	(5,760)	6,696
Tax effect of other comprehensive income (loss) before reclassification	112	(218)	1,476	(1,715)
Amount reclassified from AOCL into interest expense	1,120	1,413	2,922	5,146
Tax effect of amount reclassified from AOCL into interest expense	(287)	(362)	(749)	(1,318)
Net current period other comprehensive income (loss), net of tax	506	1,687	(2,111)	8,809
Balance at end of period	$(4,921)	$(1,059)	$(4,921)	$(1,059)

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
Overview
We are one of the largest and fastest growing optical retailers in the United States and a leader in the attractive value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best, no matter what their budget. Our mission is to make quality eye care and eyewear affordable and accessible to all Americans. We achieve this by providing eye exams, eyeglasses and contact lenses to cost-conscious and low-income consumers. We deliver exceptional value and convenience to our customers, with an opening price point that strives to be among the lowest in the industry, enabled by our low-cost operating platform. We reach our customers through a diverse portfolio of 1,145 retail stores across five brands and 19 consumer websites as of September 28, 2019.
Our operations consist of two reportable segments:

•
Owned & Host - As of September 28, 2019, our owned brands consisted of 718 America’s Best Contacts and Eyeglasses (“America’s Best”) retail stores and 118 Eyeglass World retail stores. In America’s Best stores, vision care services are provided by optometrists employed by us or by independent professional corporations. America’s Best stores are primarily located in high-traffic strip centers next to nationally-known discount retailers. Eyeglass World locations primarily feature vision care services provided by independent optometrists and on-site optical laboratories that enable stores to quickly fulfill many customer orders and make repairs on site. Eyeglass World stores are primarily located in freestanding or in-suite locations near high-foot-traffic shopping centers. Our host brands consisted of 54 Vista Optical locations on military bases and 29 Vista Optical locations within Fred Meyer stores as of September 28, 2019. We have strong, long-standing relationships with our host partners and have maintained each partnership for over 19 years. These brands provide eye exams principally by independent optometrists. All brands utilize our centralized laboratories. This segment also includes sales from our America’s Best, Eyeglass World, and Military omni-channel websites.

•
Legacy - We manage the operations of, and supply inventory and laboratory processing services to, 226 Vision Centers in Walmart retail locations as of September 28, 2019. Under our management & services agreement with Walmart, our responsibilities include ordering and maintaining merchandise inventory, arranging the provision of optometry services, providing managers and staff at each location, training personnel, providing sales receipts to customers, maintaining necessary insurance, obtaining and holding required licenses, permits and accreditations, owning and maintaining store furniture, fixtures and equipment, and developing annual operating budgets and reporting. We earn management fees as a result of providing such services and therefore we record revenue related to sales of products and product protection plans to our legacy partner’s customers on a net basis. Our management & services agreement also allows our legacy partner to collect penalties if the Vision Centers do not generate a requisite amount of revenues. No such penalties have been assessed under our current arrangement, which began in 2012. We also sell to our legacy partner merchandise that is stocked in retail locations we manage pursuant to a separate supplier agreement, and provide centralized laboratory services for the finished eyeglasses for our legacy partner’s customers in stores that we manage. We lease space from Walmart within or adjacent to each of the locations we manage and use this space for vision care services provided by independent doctors or doctors employed by us or by independent professional corporations. During the nine months ended September 28, 2019, sales associated with our legacy partner arrangement represented 9.3% of consolidated net revenue. This exposes us to concentration of customer risk. Our agreements with our legacy partner expire on August 23, 2020, and will automatically renew for a three-year period unless a party elects not to renew.

Our consolidated results also include the following activity recorded in our Corporate/Other category:

•
Our e-commerce platform of 15 dedicated websites managed by our wholly-owned subsidiary, Arlington Contact Lens Service, Inc. (“AC Lens”). Our e-commerce business consists of six proprietary branded websites, including aclens.com, discountglasses.com and discountcontactlenses.com, and nine third-party websites with established retailers, such as Walmart, Sam’s Club and Giant Eagle as well as mid-sized vision insurance providers. AC Lens handles site management, customer relationship management and order fulfillment and also sells a wide variety of contact lenses, eyeglasses and eye care accessories.

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

Reportable segment information is presented on the same basis as our consolidated financial statements, except reportable segment sales are presented on a cash basis including point of sales for managed care payors and excluding the effects of unearned and deferred revenue, consistent with what our chief operating decision maker (“CODM”) regularly reviews. Reconciliations of segment results to consolidated results include financial information necessary to adjust reportable segment revenues to a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”), specifically the change in unearned and deferred revenues during the period. There are no revenue transactions between reportable segments, and there are no other items in the reconciliations other than the effects of unearned and deferred revenue. See Note 10. “Segment Reporting” in our condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q.
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
Our Ability to Source and Distribute Products Effectively
Our revenue and operating income are affected by our ability to purchase our products in sufficient quantities at competitive prices. While we believe our vendors have adequate capacity to meet our current and anticipated demand, our level of revenue could be adversely affected in the event we face constraints in our supply chain, including the inability of our vendors to produce sufficient quantities of merchandise in a manner that is able to match market demand from our customers. We rely on a small number of vendors to supply the majority of our eyeglass frames, eyeglass lenses and contact lenses, and are thus exposed to supplier concentration risk. In particular, we have agreed to exclusively purchase almost all of our spectacle lenses from one supplier.
We source merchandise from suppliers located in China, a significant amount of our domestically-purchased merchandise is manufactured in China, and one of our outsourced optometric labs is located in China. Historically, tariffs have not materially affected our financial results, and we believe that less than 16% of costs applicable to revenue are subject to tariffs on Chinese imports.  Effective September 1, 2019, the U.S. government implemented a 15% tariff on specified products imported into the U.S. from China. While costs with respect to products subject to these tariffs have increased, we have implemented mitigation plans and continue to focus on additional mitigation strategies to offset the impact of tariffs. If we are unable to mitigate the full impact of the enacted tariffs or if there is a further escalation of tariffs, costs on a significant portion of our products may increase further and our financial results may be negatively affected. While it is too early to predict how the China tariffs will impact our business, our financial results may also be impacted by consumers’ fear of a prolonged trade war with China and an economic slowdown.
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

Consolidation in the Industry
The recently completed merger of large, global competitors and other consolidation activity has created, and further consolidation activity may create, organizations that are involved in virtually every sector of the optical industry, from retail and wholesale to frames, spectacle lenses, and managed vision care. This increased consolidation activity may enable these companies to benefit from purchasing advantages and the ability to leverage management capabilities across a larger business base. Other trends include an increase in private equity-backed consolidation of smaller and mid-size independent practices and the formation of buying groups and similar forms of practice affiliations.
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
Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income
We define Adjusted EBITDA as net income, plus interest expense, income tax provision (benefit) and depreciation and amortization, as further adjusted to exclude stock compensation expense, asset impairment, new store pre-opening expenses, non-cash rent, secondary offering expenses, management realignment expense, long-term incentive plan expense, loss on extinguishment of debt and other expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total net revenue. We define Adjusted Net Income as net income, adjusted to exclude stock compensation expense, asset impairment, new store pre-opening expenses, non-cash rent, secondary offering expenses, management realignment expense, long-term incentive plan expense, loss on extinguishment of debt, other expenses, amortization of acquisition intangibles and deferred financing costs, the tax benefit of stock option exercises, effect of the Tax Cuts and Jobs Act, and the tax effect of adjustments. Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income are key metrics used by management to assess our financial performance. Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income are also frequently used by analysts, investors and other interested parties. We use Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation and to compare our performance against that of other peer companies using similar measures. See “Non-GAAP Financial Measures” for additional information.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net revenue.

	Three Months Ended		Nine Months Ended
In thousands, except store data	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenue:
Net product sales	$355,789	$319,312	$1,096,482	$977,497
Net sales of services and plans	76,113	68,113	226,086	203,435
Total net revenue	431,902	387,425	1,322,568	1,180,932
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	144,518	130,951	444,177	389,560
Services and plans	59,984	51,637	174,801	150,541
Total costs applicable to revenue	204,502	182,588	618,978	540,101
Operating expenses:
Selling, general and administrative	190,290	185,028	566,444	521,344
Depreciation and amortization	22,336	19,344	63,570	54,783
Asset impairment	3,516	2,137	7,387	2,137
Other expense, net	146	411	975	829
Total operating expenses	216,288	206,920	638,376	579,093
Income (loss) from operations	11,112	(2,083)	65,214	61,738
Interest expense, net	7,873	9,407	25,902	28,144
Loss on extinguishment of debt	9,786	—	9,786	—
Earnings (loss) before income taxes	(6,547)	(11,490)	29,526	33,594
Income tax provision (benefit)	(7,739)	(16,661)	647	(8,499)
Net income	$1,192	$5,171	$28,879	$42,093

Operating data:
Number of stores open at end of period	1,145	1,067	1,145	1,067
New stores opened	17	18	67	58
Adjusted EBITDA	$47,937	$38,440	$161,073	$145,648

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Percentage of net revenue:
Total costs applicable to revenue	47.3%	47.1%	46.8%	45.7%
Selling, general and administrative	44.1%	47.8%	42.8%	44.1%
Total operating expenses	50.1%	53.4%	48.3%	49.0%
Income (loss) from operations	2.6%	(0.5)%	4.9%	5.2%
Net income	0.3%	1.3%	2.2%	3.6%
Adjusted EBITDA	11.1%	9.9%	12.2%	12.3%

Three Months Ended September 28, 2019 compared to Three Months Ended September 29, 2018
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for the three months ended September 28, 2019 compared to the three months ended September 29, 2018.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Three Months Ended September 28, 2019	Three Months Ended September 29, 2018	September 28, 2019	September 29, 2018	Three Months Ended September 28, 2019		Three Months Ended September 29, 2018
Owned & Host segment
America’s Best	6.7%	8.4%	718	643	$279,883	64.8%	$246,414	63.6%
Eyeglass World	5.2%	8.9%	118	113	44,178	10.2%	40,733	10.5%
Military	2.5%	(2.4)%	54	55	6,097	1.4%	6,032	1.6%
Fred Meyer	(2.8)%	(5.7)%	29	29	3,280	0.8%	3,376	0.9%
Owned & Host segment total			919	840	$333,438	77.2%	$296,555	76.6%
Legacy segment	5.7%	0.0%	226	227	39,355	9.1%	37,228	9.6%
Corporate/Other	—%	—%	—	—	63,174	14.6%	54,198	13.9%
Reconciliations	—%	—%	—	—	(4,065)	(0.9)%	(556)	(0.1)%
Total	5.7%	7.0%	1,145	1,067	$431,902	100.0%	$387,425	100.0%
Adjusted comparable store sales growth(3)	6.2%	6.8%

(1)
We calculate total comparable store sales based on consolidated net revenue excluding the impact of (i) corporate/other segment net revenue, (ii) sales from stores opened less than 13 months, (iii) stores closed in the periods presented, (iv) sales from partial months of operation when stores do not open or close on the first day of the month and (v) if applicable, the impact of a 53rd week in a fiscal year. Brand-level comparable store sales growth is calculated based on cash basis revenues consistent with what the CODM reviews, and consistent with reportable segment revenues presented in Note 10. “Segment Reporting” in our unaudited condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q, with the exception of the legacy segment, which is adjusted as noted in clause (ii) of footnote (3) below.

(2)	Percentages reflect line item as a percentage of net revenue, adjusted for rounding.

(3)
There are two differences between total comparable store sales growth based on consolidated net revenue and adjusted comparable store sales growth: (i) adjusted comparable store sales growth includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in an increase of 0.6% and a decrease of 0.1% from total comparable store sales growth based on consolidated net revenue for the three months ended September 28, 2019 and September 29, 2018, respectively, and (ii) adjusted comparable store sales growth includes retail sales to the legacy partner’s customers (rather than the revenues recognized consistent with the management & services agreement with the legacy partner), resulting in a decrease of 0.1% from total comparable store sales growth based on consolidated net revenue for each of the three months ended September 28, 2019 and September 29, 2018.

Total net revenue of $431.9 million for the three months ended September 28, 2019 increased $44.5 million, or 11.5%, from $387.4 million for the three months ended September 29, 2018. This increase was driven approximately 50% by comparable store sales growth, approximately 40% by new stores, and approximately 10% by order volume in our AC Lens business.
In the three months ended September 28, 2019, we opened 17 new stores, including 16 America’s Best stores and one Eyeglass World store. Overall, store count grew 7.3% from September 29, 2018 to September 28, 2019 (75 and five net new America’s Best and Eyeglass World stores were added, respectively, and one Military store and one legacy store closed during that same period).
Comparable store sales growth and adjusted comparable store sales growth were 5.7% and 6.2%, respectively, for the three months ended September 28, 2019. Comparable store sales growth and adjusted comparable store sales growth were primarily driven by increases in average ticket and customer transactions. The increases in net revenue were primarily due to execution of our key strategies, including new store openings and maturation, advertising, expansion of our participation in managed care programs and the recent expansion of our AC Lens contact lens distribution business with Walmart.

Net product sales comprised 82.4% and 82.4% of total net revenue for the three months ended September 28, 2019 and September 29, 2018, respectively. Net product sales increased $36.5 million, or 11.4%, in the three months ended September 28, 2019 compared to the three months ended September 29, 2018, driven primarily by eyeglass sales and, to a lesser extent, growth in our contact lens sales and AC Lens contact lens distribution business. Net sales of services and plans increased $8.0 million, or 11.7%, driven primarily by eye exam sales in our owned & host segment resulting from expanding participation in managed care programs and our store count growth.
As a result of changes in applicable California law, certain optometrists employed by FirstSight were transferred to a professional corporation that contracts directly with our legacy segment in the fourth quarter of fiscal year 2018, similar to optometrist transfers that occurred in the third quarter of 2017. This completed the transfer of optometrists from FirstSight to our legacy segment. This change led to an increase of $0.9 million in legacy segment eye exam revenue and optometrist payroll costs, in the three months ended September 28, 2019. A corresponding decrease was recorded in our FirstSight subsidiary within the corporate/other segment. Therefore, the change had no impact on consolidated income from operations.
Owned & Host segment net revenue. Net revenue increased $36.9 million, or 12.4%, due to comparable store sales growth and new store openings which increased sales across our product categories. The growth was predominantly driven by performance in America’s Best and Eyeglass World.
Legacy segment net revenue. Net revenue increased $2.1 million, or 5.7%, primarily driven by higher exam sales and an increase in average ticket. The increased eye exam sales were primarily the result of changes to our FirstSight operations required by changes in applicable California law discussed above. The FirstSight operations changes resulted in a favorable impact of approximately 200 basis points in comparable store sales growth in this segment.
Corporate/Other segment net revenue. Net revenue increased $9.0 million, or 16.6%, driven by growth in our AC Lens contact lens distribution business and our online retail business, which was partially offset by a $0.9 million reduction in sales as a result of the FirstSight operations changes discussed above.
Net revenue reconciliations. Reconciliations include increases in deferred revenue of $1.3 million and $1.0 million, and increases in unearned revenue of $2.8 million and decreases in unearned revenue of $0.4 million for the three months ended September 28, 2019 and September 29, 2018, respectively. The increase in deferred revenue for the three months ended September 28, 2019 was driven by growth in product protection plans and eye care club membership sales.
Differences between the changes in unearned revenue for the three months ended September 28, 2019 and September 29, 2018 were primarily the result of volume differences in sales of prescription eyewear during the last week to 10 days of the current quarters compared to the preceding quarters (i.e. three months ending June 29, 2019 and June 30, 2018, respectively), and to a lesser extent, an increase in the average length of time from customer purchase to customer pickup in the three months ending September 28, 2019 compared to September 29, 2018.
Costs applicable to revenue
Costs applicable to revenue of $204.5 million for the three months ended September 28, 2019 increased $21.9 million, or 12.0%, from $182.6 million for the three months ended September 29, 2018. As a percentage of net revenue, costs applicable to revenue increased from 47.1% for the three months ended September 29, 2018 to 47.3% for the three months ended September 28, 2019. This increase as a percentage of net revenue was primarily driven by increased net revenue from AC Lens contact lens distribution business growth.  Additionally, higher eyeglass margin and a higher mix of exam sales as a result of the Company's growing managed care business were partially offset by higher optometrist costs due to planned increases in store coverage and to a lesser extent wage pressure in certain geographic markets.
Costs of products as a percentage of net product sales decreased from 41.0% for the three months ended September 29, 2018 to 40.6% for the three months ended September 28, 2019, primarily driven by higher eyeglass margin partially offset by growth in the AC Lens business. Our AC Lens net revenue grew faster than our store brands in the three months ended September 28, 2019, and AC Lens had a higher cost of products as a percentage of net revenue than our store brands.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales decreased from 30.1% for the three months ended September 29, 2018 to 28.7% for the three months ended September 28, 2019. The decrease was primarily driven by higher eyeglass margin in the three months ended September 28, 2019.

Legacy segment costs of products. Costs of products as a percentage of net product sales increased from 45.8% for the three months ended September 29, 2018 to 46.3% for the three months ended September 28, 2019. The increase was primarily driven by a higher mix of non-managed care customer transactions versus managed care customer transactions. Legacy segment managed care net product revenue is recorded in net product sales while revenue associated with servicing non-managed care customers is recorded in net sales of services and plans. Eyeglass and contact lens product costs for both managed care and non-managed care net revenue are recorded in costs of products. Decreases in managed care mix increase costs of products as a percentage of net product sales and have a corresponding positive impact on costs of services as a percentage of net sales of services and plans in our Legacy segment.
Costs of services and plans as a percentage of net sales of services and plans increased from 75.8% for the three months ended September 29, 2018 to 78.8% for the three months ended September 28, 2019. The increase was primarily driven by higher optometrist costs, partially offset by increased eye exam sales as a result of our growing managed care business. Optometrist costs increased as a result of planned increases in store coverage and to a lesser extent wage pressure in certain geographic markets.
Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans in the owned & host segment increased from 81.9% for the three months ended September 29, 2018 to 84.5% for the three months ended September 28, 2019. The increase was driven by higher optometrist costs as described above, partially offset by increased eye exam sales as a result of increased managed care transactions. Eye exams purchased by managed care customers are excluded from our signature two-pair offer at our America’s Best brand, and are therefore recorded as services revenue.
Legacy segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 41.0% for the three months ended September 29, 2018 to 46.2% for the three months ended September 28, 2019. The increase was primarily driven by increased optometrist costs, partially offset by increased eye exam sales. The higher optometrist costs and increased eye exam sales were both primarily the result of the FirstSight operations changes discussed in “Net Revenue” above.
Selling, general and administrative
SG&A of $190.3 million for the three months ended September 28, 2019 increased $5.3 million, or 2.8%, from the three months ended September 29, 2018. As a percentage of net revenue, SG&A decreased from 47.8% for the three months ended September 29, 2018 to 44.1% for the three months ended September 28, 2019. The decrease in SG&A as a percentage of net revenue was primarily due to lower stock compensation expense and cash expenses pursuant to a long-term incentive plan for non-executive employees, increased net revenue from our AC Lens contact lens distribution business growth and store payroll and advertising leverage.
Owned & Host SG&A. SG&A as a percentage of net revenue was 38.4% for the three months ended September 28, 2019 compared to 40.1% for the three months ended September 29, 2018, driven primarily by store payroll and advertising leverage.
Legacy segment SG&A. SG&A as a percentage of net revenue decreased from 36.6% for the three months ended September 29, 2018 to 35.4% for the three months ended September 28, 2019, driven primarily by store payroll leverage.
Depreciation and amortization
Depreciation and amortization expense of $22.3 million for the three months ended September 28, 2019 increased $3.0 million, or 15.5%, from $19.3 million for the three months ended September 29, 2018 primarily driven by new store openings, as well as investments in optical laboratories, distribution centers and information technology infrastructure, including omni-channel platform related investments. Beginning in 2015, we accelerated our unit growth to approximately 75 new stores annually. We also invested in more efficient lab and IT technology to support our growth. Many of these incremental investments have depreciable lives of five to eight years; therefore, we expect depreciation expense to continue to outpace revenue growth over the next few years. In recent years, a higher percentage of our new store leases were deemed to be finance leases, further increasing depreciation expense on finance lease assets. Our property and equipment balance, net, decreased $7.9 million, or 2.1%, during the three months ended September 28, 2019, reflective of $20.9 million in purchases of property and equipment less $20.5 million in depreciation expense and $8.3 million in impairment and other adjustments.

Asset Impairment
We identified indicators of impairment of certain stores and recorded $3.5 million and $2.1 million of related asset impairment charges during the three months ended September 28, 2019 and September 29, 2018, respectively, in Corporate/Other. These increased impairment charges were primarily related to our Owned & Host segment, caused by lower than projected customer sales volume in certain stores, and were determined using entity-specific assumptions related to our anticipated use of store assets.
Interest expense, net
Interest expense, net, of $7.9 million for the three months ended September 28, 2019 decreased $1.5 million, or 16.3%, from $9.4 million for the three months ended September 29, 2018. Interest expense decreased $1.8 million from the July 18, 2019 and October 9, 2018 refinancing impacts and the credit rating upgrades received during the third quarter of 2018 and the first quarter of 2019. These reductions were partially offset by $0.3 million in additional interest expense relating to finance lease obligations during the three months ended September 28, 2019.
Income tax provision
Our income tax expense for the three months ended September 28, 2019 reflected our combined statutory federal and state rate of 25.6%, offset by a discrete benefit of $6.3 million associated primarily with the exercise of stock options. During the three months ended September 29, 2018, our expected combined statutory federal and state rate was reduced by a $13.9 million income tax benefit resulting from stock option exercises.
Nine Months Ended September 28, 2019 compared to Nine Months Ended September 29, 2018
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for the nine months ended September 28, 2019 compared to the nine months ended September 29, 2018.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Nine Months Ended September 28, 2019	Nine Months Ended September 29, 2018	September 28, 2019	September 29, 2018	Nine Months Ended September 28, 2019		Nine Months Ended September 29, 2018
Owned & Host segment
America’s Best	6.5%	7.6%	718	643	$851,759	64.4%	$749,896	63.5%
Eyeglass World	5.7%	8.2%	118	113	138,451	10.5%	126,620	10.7%
Military	(0.7)%	(1.5)%	54	55	18,540	1.4%	19,057	1.6%
Fred Meyer	(6.1)%	1.9%	29	29	10,324	0.8%	10,992	0.9%
Owned & Host segment total			919	840	$1,019,074	77.1%	$906,565	76.7%
Legacy segment	2.5%	2.5%	226	227	123,197	9.3%	119,092	10.1%
Corporate/Other	—	—	—	—	189,401	14.3%	156,795	13.3%
Reconciliations	—	—	—	—	(9,104)	(0.7)%	(1,520)	(0.1)%
Total	5.5%	7.4%	1,145	1,067	$1,322,568	100.0%	$1,180,932	100.0%
Adjusted comparable store sales growth(3)	5.6%	6.6%

(1)
We calculate total comparable store sales based on consolidated net revenue excluding the impact of (i) corporate/other segment net revenue, (ii) sales from stores opened less than 13 months, (iii) stores closed in the periods presented, (iv) sales from partial months of operation when stores do not open or close on the first day of the month and (v) if applicable, the impact of a 53rd week in a fiscal year. Brand-level comparable store sales growth is calculated based on cash basis revenues consistent with what the CODM reviews, and consistent with reportable segment revenues presented in Note 10. “Segment Reporting” in our unaudited condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q, with the exception of the legacy segment, which is adjusted as noted in clause (ii) of footnote (3) below.

(2)	Percentages reflect line item as a percentage of net revenue, adjusted for rounding.

(3)
There are two differences between total comparable store sales growth based on consolidated net revenue and adjusted comparable store sales growth: (i) adjusted comparable store sales growth includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in an increase of 0.3% and a decrease of 0.7% from total comparable store sales growth based on consolidated net revenue for the nine months ended September 28, 2019 and September 29, 2018, respectively, and (ii) adjusted comparable store sales growth includes retail sales to the legacy partner’s customers (rather than the revenues recognized consistent with the management & services agreement with the legacy partner), resulting in a decrease of 0.2% and 0.1% from total comparable store sales growth based on consolidated net revenue for the nine months ended September 28, 2019 and September 29, 2018, respectively.

Total net revenue of $1,322.6 million for the nine months ended September 28, 2019 increased $141.6 million, or 12.0%, from $1,180.9 million for the nine months ended September 29, 2018. This increase was driven approximately 40% by new stores, approximately 40% by comparable store sales growth and approximately 20% by order volume in our AC Lens business within the corporate/other segment.
In the nine months ended September 28, 2019, we opened 67 new stores, including 63 America’s Best stores and four Eyeglass World stores. Additionally, we closed two America’s Best stores, one Eyeglass World store and one legacy store. Overall, store count grew 7.3% from September 29, 2018 to September 28, 2019 (75 and five net new America’s Best and Eyeglass World stores were added, respectively, and one Military store and one legacy store closed during the same period). Comparable store sales growth and adjusted comparable store sales growth were 5.5% and 5.6%, respectively, for the nine months ended September 28, 2019.
Comparable store sales growth and adjusted comparable store sales growth were driven primarily by increases in average ticket and customer transactions. We believe the increases in net revenue were primarily due to execution of our key strategies, including new store openings and maturation, advertising and expansion of our participation in managed care programs as well as our expanded role in our contact lens distribution business with Walmart.
Net product sales comprised 82.9% and 82.8% of total net revenue for the nine months ended September 28, 2019 and September 29, 2018, respectively. Net product sales increased $119.0 million, or 12.2%, in the nine months ended September 28, 2019 compared to the nine months ended September 29, 2018, driven primarily by eyeglass sales and, to a lesser extent, unit growth in our AC Lens contact lens distribution business and contact lens sales. Net sales of services and plans increased $22.7 million, or 11.1%, driven primarily by eye exam sales in our owned & host segment, resulting from expanded participation in managed care programs and our store count growth.
As a result of changes in applicable California law, certain optometrists employed by FirstSight were transferred to a professional corporation that contracts directly with our legacy segment in the fourth quarter of fiscal year 2018, similar to optometrist transfers that occurred in the third quarter of 2017. This completed the transfer of optometrists from FirstSight to our legacy segment. This change led to an increase in legacy segment eye exam revenue and optometrist payroll costs of $2.7 million and $2.9 million, respectively, in the nine months ended September 28, 2019. A corresponding decrease was recorded in our FirstSight subsidiary within the corporate/other segment. Therefore, the change had no impact on consolidated income from operations.
Owned & Host segment net revenue. Net revenue increased $112.5 million, or 12.4%, due to new store openings and comparable store sales growth which increased sales across our product categories. The growth was predominantly driven by performance in America’s Best and Eyeglass World.
Legacy segment net revenue. Net revenue grew $4.1 million, or 3.4%, primarily driven by higher eye exam sales and an increase in average ticket, partially offset by a decline in customer transactions. The increased eye exam sales were primarily the result of changes to our FirstSight operations required by changes in applicable California law discussed above. The FirstSight operations changes resulted in a favorable impact of approximately 190 basis points in comparable store sales growth in this segment.
Corporate/Other segment net revenue. Net revenue increased $32.6 million, or 20.8%, driven by unit growth in our AC Lens contact lens distribution business and our online retail business, which was partially offset by a $2.7 million reduction in sales as a result of the FirstSight operations changes discussed above.
Net revenue reconciliations. Reconciliations for the nine months ended September 28, 2019 and September 29, 2018 include increases in deferred revenue of $7.1 million and $6.3 million, respectively and increases in unearned revenue of $2.0 million and decreases in unearned revenue of $4.8 million, respectively. The increase in deferred revenue for the nine months ended September 28, 2019 was driven by growth in our product protection plans and eye care club membership sales.

Differences between the changes in unearned revenue for the nine months ended September 28, 2019 and September 29, 2018 were primarily the result of calendar influences on sales of prescription eyewear in our stores during the last week to 10 days of the current quarters compared to the preceding years. Unearned revenue was higher in December 2017 compared to December 2018 due to sales volume differences caused by shifts in the number of selling days after December 25. The higher opening balance for the nine months ended September 29, 2018 resulted in more unearned revenue being recognized during the nine months ended September 29, 2018 than for the nine months ended September 28, 2019.
Costs applicable to revenue
Costs applicable to revenue of $619.0 million for the nine months ended September 28, 2019 increased $78.9 million, or 14.6%, from $540.1 million for the nine months ended September 29, 2018. As a percentage of net revenue, costs applicable to revenue increased from 45.7% for the nine months ended September 29, 2018 to 46.8% for the nine months ended September 28, 2019. This increase as a percentage of net revenue was primarily driven by increased net revenue from AC Lens contact lens distribution business growth.  Additionally, higher mix of exam sales as a result of the Company's growing managed care business and higher eyeglass margin were partially offset by higher optometrist costs due to planned increases in store coverage and to a lesser extent wage pressure in certain geographic markets.
Costs of products as a percentage of net product sales increased from 39.9% for the nine months ended September 29, 2018 to 40.5% for the nine months ended September 28, 2019, driven by our growing AC Lens business partially offset by higher eyeglass margin. Our AC Lens net revenue grew faster than our store brands in the nine months ended September 28, 2019, and AC Lens had a higher cost of products as a percentage of net revenue than our other store brands.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales decreased from 29.4% for the nine months ended September 29, 2018 to 29.0% for the nine months ended September 28, 2019 driven by higher eyeglass margin.
Legacy segment costs of products. Costs of products as a percentage of net product sales increased from 45.4% for the nine months ended September 29, 2018 to 47.0% for the nine months ended September 28, 2019. The increase was primarily driven by a higher mix of non-managed care customer transactions versus managed care customer transactions. Legacy segment managed care net product revenue is recorded in net product sales while revenue associated with servicing non-managed care customers is recorded in net sales of services and plans. Eyeglass and contact lens product costs for both managed care and non-managed care net revenue are recorded in costs of products. Decreases in managed care mix increase costs of products as a percentage of net product sales and have a corresponding positive impact on costs of services as a percentage of net sales of services and plans in our Legacy segment.
Costs of services and plans as a percentage of net sales of services and plans increased from 74.0% for the nine months ended September 29, 2018 to 77.3% for the nine months ended September 28, 2019. The increase was primarily driven by higher optometrist costs as described above, partially offset by increased eye exam sales as a result of increased managed care transactions.
Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 79.1% for the nine months ended September 29, 2018 to 81.5% for the nine months ended September 28, 2019. The increase was driven by higher optometrist costs as described above, partially offset by increased eye exam sales as a result of increased managed care transactions. Eye exams purchased by managed care customers are excluded from our signature two-pair offer at our America’s Best brand, and are therefore recorded as services revenue.
Legacy segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 38.3% for the nine months ended September 29, 2018 to 45.4% for the nine months ended September 28, 2019. The increase was primarily driven by increased optometrist costs, partially offset by increased eye exam sales. The higher optometrist costs and increased eye exam sales were both primarily the result of the FirstSight operations changes discussed in “Net revenue” above.
Selling, general and administrative
SG&A of $566.4 million for the nine months ended September 28, 2019 increased $45.1 million, or 8.7%, from the nine months ended September 29, 2018. As a percentage of net revenue, SG&A decreased from 44.1% for the nine months ended September 29, 2018 to 42.8% for the nine months ended September 28, 2019. The decrease in SG&A as a percentage of net revenue was primarily due to increased net revenue from our AC Lens contact lens distribution business and store payroll leverage.

Owned & Host SG&A. SG&A as a percentage of net revenue decreased from 38.7% for the nine months ended September 29, 2018 to 38.0% for the nine months ended September 28, 2019, driven primarily by store payroll leverage.
Legacy segment SG&A. SG&A as a percentage of net revenue increased from 34.0% for the nine months ended September 29, 2018 to 34.1% for the nine months ended September 28, 2019.
Depreciation and amortization
Depreciation and amortization expense of $63.6 million for the nine months ended September 28, 2019 increased $8.8 million, or 16.0%, from $54.8 million for the nine months ended September 29, 2018 primarily driven by new store openings, as well as investments in optical laboratories, distribution centers and information technology infrastructure, including omni-channel platform related investments. Beginning in 2015, we accelerated our unit growth to approximately 75 new stores annually. We also invested in more efficient lab and IT technology to support our growth. Many of these incremental investments have depreciable lives in the five to eight year categories; therefore, we expect depreciation expense to continue to outpace revenue growth over the next few years. In recent years, a higher percentage of our new store leases were deemed to be finance leases, further increasing depreciation expense on finance lease assets. Our property and equipment balance, net, increased $17.0 million, or 4.8%, during the nine months ended September 28, 2019, reflective of $76.2 million in purchases of property and equipment, $9.6 million in new finance leases, less $57.8 million in depreciation expense and $11.1 million in impairment and other adjustments.
Asset Impairment
We identified indicators of impairment of certain stores and recorded $7.4 million and $2.1 million of related asset impairment charges during the nine months ended September 28, 2019 and September 29, 2018, respectively, in Corporate/Other. Impairment charges increased $5.3 million reflective of $0.7 million ROU asset impairment and $4.6 million of long-lived asset impairment. These increased impairment charges were primarily related to our Owned & Host segment, driven by lower than projected customer sales volume in certain stores, and were determined using entity-specific assumptions related to our anticipated use of store assets.
Interest expense, net
Interest expense, net, of $25.9 million for the nine months ended September 28, 2019 decreased $2.2 million, or 8.0%, from $28.1 million for the nine months ended September 29, 2018. Interest expense decreased $3.4 million from the July 18, 2019 and October 9, 2018 refinancing impacts and the credit rating upgrades received during the third quarter of 2018 and the first quarter of 2019 and from a decrease in the notional amount of our derivatives during the first quarter of 2019. These reductions were partially offset by $1.2 million in additional interest expense relating to finance lease obligations during the nine months ended September 28, 2019.
Income tax provision
Our income tax expense for the nine months ended September 28, 2019 reflected income tax expense at our statutory federal and state rate of 25.6%, offset by a discrete benefit of $7.7 million associated primarily with the exercise of stock options. During the nine months ended September 29, 2018, our expected combined statutory federal and state rate was reduced by an $18.0 million income tax benefit resulting from stock option exercises.
Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income
We define EBITDA as net income, plus interest expense, income tax provision and depreciation and amortization. We define Adjusted EBITDA as EBITDA, further adjusted to exclude stock compensation expense, asset impairment, new store pre-opening expenses, non-cash rent, secondary offering expenses, management realignment expenses, long-term incentive plan expense, loss on extinguishment of debt and other expenses. We describe these adjustments reconciling net income to EBITDA and Adjusted EBITDA in the tables below. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total net revenue. We define Adjusted Net Income as net income, further adjusted to exclude stock compensation expense, asset impairment, new store pre-opening expenses, non-cash rent, secondary offering expenses, management realignment expenses, long-term incentive plan expense, loss on extinguishment of debt, other expenses, amortization of acquisition intangibles and deferred financing costs, the tax benefit of stock option exercises and the tax effect of these adjustments. We describe these adjustments reconciling net income to Adjusted Net Income in the tables below.

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
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income are not recognized terms under GAAP and should not be considered as an alternative to net income or income from operations as a measure of financial performance or cash flows provided by operating activities as a measure of liquidity, or any other performance measure derived in accordance with GAAP. Additionally, these measures are not intended to be a measure of free cash flow available for management’s discretionary use as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements. EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income should not be construed to imply that our future results will be unaffected by unusual or non-recurring items. In evaluating EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by primarily relying on our GAAP results in addition to using EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income.
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

The following table reconciles our net income to EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income for the periods presented:

	Three Months Ended				Nine Months Ended
In thousands	September 28, 2019		September 29, 2018		September 28, 2019		September 29, 2018
Net income	$1,192	0.3%	$5,171	1.3%	$28,879	2.2%	$42,093	3.6%
Interest expense	7,873	1.8%	9,407	2.4%	25,902	2.0%	28,144	2.4%
Income tax provision (benefit)	(7,739)	(1.8)%	(16,661)	(4.3)%	647	—%	(8,499)	(0.7)%
Depreciation and amortization	22,336	5.2%	19,344	5.0%	63,570	4.8%	54,783	4.6%
EBITDA	23,662	5.5%	17,261	4.5%	118,998	9.0%	116,521	9.9%

Stock compensation expense (a)	6,123	1.4%	10,629	2.7%	10,840	0.8%	13,749	1.2%
Loss on extinguishment of debt (b)	9,786	2.3%	—	—%	9,786	0.7%	—	—%
Asset impairment (c)	3,516	0.8%	2,137	0.6%	7,387	0.6%	2,137	0.2%
New store pre-opening expenses (d)	848	0.2%	512	0.1%	2,862	0.2%	1,742	0.1%
Non-cash rent (e)	537	0.1%	661	0.2%	2,386	0.2%	1,934	0.2%
Secondary offering expenses (f)	401	0.1%	702	0.2%	406	—%	1,842	0.2%
Management realignment expenses (g)	—	—%	—	—%	2,155	0.2%	—	—%
Long-term incentive plan expense (h)	1,108	0.3%	4,611	1.2%	1,830	0.1%	4,611	0.4%
Other (i)	1,956	0.5%	1,927	0.5%	4,423	0.3%	3,112	0.3%
Adjusted EBITDA/ Adjusted EBITDA Margin	$47,937	11.1%	$38,440	9.9%	$161,073	12.2%	$145,648	12.3%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding. Some of the percentage totals in the table above do not foot due to rounding differences

	Three Months Ended		Nine Months Ended
In thousands	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$1,192	$5,171	$28,879	$42,093
Stock compensation expense (a)	6,123	10,629	10,840	13,749
Loss on extinguishment of debt (b)	9,786	—	9,786	—
Asset impairment (c)	3,516	2,137	7,387	2,137
New store pre-opening expenses (d)	848	512	2,862	1,742
Non-cash rent (e)	537	661	2,386	1,934
Secondary offering expenses (f)	401	702	406	1,842
Management realignment expenses (g)	—	—	2,155	—
Long-term incentive plan expense (h)	1,108	4,611	1,830	4,611
Other (i)	1,956	1,927	4,423	3,112
Amortization of acquisition intangibles and deferred financing costs (j)	2,031	2,279	6,625	6,840
Tax benefit of stock option exercises (k)	(6,303)	(13,900)	(7,683)	(17,966)
Tax effect of total adjustments (l)	(6,734)	(6,005)	(12,467)	(9,207)
Adjusted Net Income	$14,461	$8,724	$57,429	$50,887

(a)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and performance vesting conditions.

(b)	Reflects write-off of deferred financing fees related to the extinguishment of debt.

(c)	Reflects write-off of property and equipment on closed or underperforming stores for the three and nine months ended September 28, 2019.

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

(e)	Consists of the non-cash portion of rent expense, which reflects the extent to which our straight-line rent expense recognized under GAAP exceeds or is less than our cash rent payments.

(f)	Expenses related to our secondary public offerings for the three and nine months ended September 28, 2019 and September 29, 2018, respectively.

(g)	Expenses related to a non-recurring management realignment described in the current report on Form 8-K filed with the SEC on January 10, 2019.

(h)
Expenses pursuant to a long-term incentive plan for non-executive employees who were not participants in the management equity plan. This plan was effective in 2014 following the acquisition of the Company by affiliates of KKR & Co. Inc. (the "KKR Acquisition").

(i)
Other adjustments include amounts that management believes are not representative of our operating performance (amounts in brackets represent reductions in Adjusted EBITDA and Adjusted Net Income), including our share of losses on equity method investments of $0.2 million and $0.4 million for the three months ended September 28, 2019 and September 29, 2018 and $1.2 million and $1.0 million for the nine months ended September 28, 2019 and September 29, 2018, respectively; the amortization impact of the KKR Acquisition-related adjustments (e.g., fair value of leasehold interests) of $0.1 million and $0.2 million for the three months ended September 28, 2019 and September 29, 2018 and $0.3 million for each of the nine months ended September 28, 2019 and September 29, 2018; differences between the timing of expense versus cash payments related to contributions to charitable organizations of $(0.3) million and $(0.8) million for the three and nine months ended September 29, 2018, respectively; costs of severance and relocation of $1.0 million and $0.3 million for the three months ended September 28, 2019 and September 29, 2018, respectively and $1.8 million and $0.9 million for the nine months ended September 28, 2019 and September 29, 2018, respectively; excess payroll taxes related to stock option exercises of $0.5 million and $0.9 million for the three months ended September 28, 2019 and September 29, 2018, respectively and $0.6 million and $1.2 million for the nine months ended September 28, 2019 and September 29, 2018, respectively; and other expenses and adjustments totaling $0.2 million and $0.4 million for the three months ended September 28, 2019 and September 29, 2018, respectively and $0.5 million for each of the nine months ended September 28, 2019 and September 29, 2018.

(j)
Amortization of the increase in carrying values of definite-lived intangible assets resulting from the application of purchase accounting to the KKR Acquisition of $1.9 million for each of the three months ended September 28, 2019 and September 29, 2018, and $5.6 million for each of the nine months ended September 28, 2019 and September 29, 2018. Amortization of deferred financing costs is primarily associated with the March 2014 term loan borrowings in connection with the KKR Acquisition and, to a lesser extent, amortization of debt discounts associated with the May 2015 and February 2017 incremental First Lien - Term Loan B and the November 2017 First Lien - Term Loan B refinancing, aggregating to $0.2 million and $0.4 million for the three months ended September 28, 2019 and September 29, 2018 and $1.1 million and $1.3 million for the nine months ended September 28, 2019 and September 29, 2018, respectively.

(k)
Tax benefit associated with accounting guidance adopted at the beginning of fiscal year 2017 (Accounting Standards Update 2016-09, Compensation - Stock Compensation), requiring excess tax benefits related to stock option exercises to be recorded in earnings as discrete items in the reporting period in which they occur.

(l)	Represents the income tax effect of the total adjustments at our combined statutory federal and state income tax rates.
Liquidity and Capital Resources
We principally rely on cash flows from operations as our primary source of liquidity and, if needed, up to $300.0 million in revolving loans under our revolving credit facility. Our primary cash needs are for inventory, payroll, store rent, capital expenditures associated with new stores and updating existing stores, as well as information technology and infrastructure, including our corporate office, distribution centers, and laboratories. The most significant components of our operating assets and liabilities are inventories, accounts receivable, prepaid expenses and other assets, accounts payable, deferred and unearned revenue and other payables and accrued expenses. Due to the seasonality of our business, any borrowings would generally occur in the fourth or first quarters as we prepare for our peak season, which is the first quarter. We believe that cash expected to be generated from operations and the availability of borrowings under the revolving credit facility will be sufficient for our working capital requirements, liquidity obligations, anticipated capital expenditures, and payments due under our existing credit facilities for at least the next 12 months.
As of September 28, 2019, we had $94.1 million in cash and cash equivalents and $146.5 million of availability under our revolving credit facility, which includes $5.5 million in outstanding letters of credit.
We purchased $76.5 million in capital items in the nine months ended September 28, 2019. Approximately 80% of our capital spend is related to our expected growth (i.e., new stores, optometric equipment, additional capacity in our optical laboratories and distribution centers, and our IT infrastructure, including omni-channel platform related investments). We plan on opening approximately 75 stores during fiscal year 2019 (inclusive of the 67 new stores opened through September 28, 2019). Our working capital requirements for inventory will increase as we continue to open additional stores. We primarily fund our working capital needs using cash provided by operations.

The following table summarizes cash flows provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended
In thousands	September 28, 2019	September 29, 2018
Cash flows provided by (used for):
Operating activities	$170,938	$115,952
Investing activities	(75,908)	(78,677)
Financing activities	(17,742)	7,601
Net increase in cash, cash equivalents and restricted cash	$77,288	$44,876
Net Cash Provided by Operating Activities
Cash flows provided by operating activities increased $55.0 million from $116.0 million during the nine months ended September 29, 2018 to $170.9 million for the nine months ended September 28, 2019. Net income decreased $13.2 million, primarily due to an increase in non-cash expense items, such as depreciation and amortization, asset impairment, and loss on extinguishment of debt. The impact of reduced net income was more than offset by an increase in non-cash expense items resulting in an increase to cash of $32.3 million including loss on extinguishment of debt of $9.8 million, deferred income tax expense of $9.3 million, depreciation and amortization of $8.8 million, and asset impairment charges of $5.3 million.
Decreases in net working capital and other assets and liabilities contributed $35.9 million in cash compared to the nine months ended September 29, 2018. Increases in other liabilities contributed $11.2 million in year-over-year cash, primarily related to increases in compensation accruals due to the number of payroll days accrued. Decreases in other assets contributed $11.0 million in year-over-year cash, primarily the result of decreases in prepaid advertising and rent-related items. Decreases in inventory contributed $11.7 million in year-over-year cash, primarily related to the sale of late 2018 forward buys. Additionally, increases in accounts payable during the nine months ended September 28, 2019 contributed $6.5 million in year-over-year cash, primarily due to timing of payments.
Off-setting these items was a $5.4 million reduction in year-over-year cash related to increases in accounts receivable balances, reflective of year-over-year increases in the growth of our participation in managed care programs, increases in our contact lens distribution business with other major retailers, and increases in receivables for tenant improvements.
Net Cash Used for Investing Activities
Net cash used for investing activities decreased by $2.8 million, to $75.9 million, during the nine months ended September 28, 2019 from $78.7 million during the nine months ended September 29, 2018. The decrease was primarily due to capital investments made in the prior year for our Texas lab not recurring in the current year as well as timing of new store capital investments.
Net Cash Provided By (Used For) Financing Activities
Net cash provided by (used for) financing activities decreased $25.3 million, from $7.6 million provision of cash to $17.7 million use of cash during the nine months ended September 28, 2019. The change in cash provided by (used for) financing activities was due to the repurchase of shares of common stock of the Company of $25.0 million during the nine months ended September 28, 2019.
Debt
On July 18, 2019 (the “Closing Date”), we amended and restated the credit agreement, dated as of October 9, 2018 (the “Existing Credit Agreement”), by and among Nautilus Acquisition Holdings, Inc. (“Holdings”), a Delaware corporation and a wholly-owned subsidiary of the Company, NVI, Goldman Sachs Bank USA, as administrative agent and collateral agent, and the lenders from time to time party thereto and the other parties thereto, pursuant to a certain Joinder and Amendment and Restatement Agreement, dated as of July 18, 2019 (the “Restatement Agreement”) by and among Holdings, NVI, as borrower, certain subsidiaries of NVI, as guarantors, Goldman Sachs Bank USA, as former administrative agent and collateral agent, Bank of America, N.A., as new administrative agent and collateral agent, and the lenders from time to time party thereto (the Existing Credit Agreement, as amended and restated by the Restatement Agreement, the “Credit Agreement”).

Pursuant to the Restatement Agreement, the initial new Applicable Margins are (i) 1.50% for the new first lien term loans that are LIBOR Loans and (ii) 0.50% for the new first lien term loans that are ABR Loans. The Restatement Agreement further provides that following the Closing Date, the above Applicable Margins for the new first lien term loans will be based on NVI’s consolidated first lien leverage ratio as follows: (a) if NVI’s consolidated first lien leverage ratio is greater than 3.75 to 1.00, the Applicable Margin will be 2.00% for LIBOR Loans and 1.00% for ABR Loans, (b) if NVI’s consolidated first lien leverage ratio is less than or equal to 3.75 to 1.00, but greater than 2.75 to 1.00, the Applicable Margin will be 1.75% for LIBOR Loans and 0.75% for ABR Loans, (c) if NVI’s consolidated first lien leverage ratio is less than or equal to 2.75 to 1.00 but greater than 1.75 to 1.00, the Applicable Margin will be 1.50% for LIBOR Loans and 0.50% for ABR Loans, (d) if NVI’s consolidated first lien leverage ratio is less than or equal to 1.75 to 1.00 but greater than 0.75 to 1.00, the Applicable Margin will be 1.25% for LIBOR Loans and 0.25% for ABR Loans and (e) if NVI’s consolidated first lien leverage ratio is less than or equal to 0.75 to 1.00, the Applicable Margin will be 1.00% for LIBOR Loans and 0.00% for ABR Loans. The new first lien term loans will amortize in quarterly installments equal to 2.50% per annum in the first three years of the loan and 5.00% per annum thereafter. Capitalized terms used but not defined herein shall have the meanings assigned to such terms in the Credit Agreement and Restatement Agreement, as applicable, included in Exhibit 10.1 of Form 10-Q filed with the SEC on August 6, 2019.
As of September 28, 2019, we had $420.0 million of first lien term loans outstanding under our Credit Agreement. As of September 28, 2019, we also had a $300.0 million revolving credit facility with $148.0 million outstanding, $5.5 million in outstanding letters of credit, and $146.5 million of additional availability. As of September 28, 2019, we were in compliance with all of our debt covenants under the Credit Agreement. Effective October 31, 2019, the Company used cash on hand to make a $25.0 million voluntary prepayment of outstanding principal under the first lien term loans of the Credit Agreement.
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
Off-balance Sheet Arrangements
We follow U.S. GAAP in making the determination as to whether or not to record an asset or liability related to our arrangements with third parties. Consistent with current accounting guidance, we do not record an asset or liability associated with long-term marketing and promotional commitments, or commitments to philanthropic endeavors. We have disclosed the amount of future commitments associated with these items in our fiscal year 2018 annual consolidated financial statements filed on the Form 10-K. We were not a party to any other off-balance sheet arrangements during the nine months ended September 28, 2019.
Contractual Obligations
During the nine months ended September 28, 2019, we entered into minimum purchase commitments with our trade vendors of approximately $17.0 million annually through 2021. These purchase commitments represent a small portion of our costs applicable to revenue. There were no other material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of December 29, 2018 in the Annual Report.
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
As of September 28, 2019, all of our $568.0 million in term loan debt was subject to variable interest rates, with a weighted average borrowing rate of 3.6%. After inclusion of the notional amount of $430.0 million of interest rate swaps fixing a portion of the variable rate debt, $138.0 million, or 24.3% of our debt, is subject to variable interest rates. Assuming an increase to market rates of 1.0% as of September 28, 2019, we would incur an annual increase to interest expense of approximately $1.4 million related to debt subject to variable rates. Refer to Note 4. “Long-term Debt” included in Part I. Item 1. of this Form 10-Q for information on the July 18, 2019 Joinder and Amendment and Restatement Agreement.
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
In accordance with Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 28, 2019. Based on that evaluation, the CEO and the CFO have concluded that, because the previously identified material weakness in our internal control over financial reporting described below had not been remediated by the end of the period covered by this Form 10-Q, our disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-Q.
Notwithstanding the material weakness described below, based on the additional analysis and other post-closing procedures performed, management believes the financial statements included in this report are fairly presented, in all material respects, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Material Weakness and Status of Material Weakness Remediation
As previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 27, 2019, we had identified a control deficiency that constituted a material weakness in our internal control over financial reporting as of December 29, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In part due to errors discovered as a result of the implementation of controls associated with the new lease accounting standard, the Company concluded the following material weakness still exists as of September 28, 2019:
The Company did not design and maintain effective entity level controls to identify and assess changes in our business environment that could significantly impact the system of internal control over financial reporting.

Remediation Plan
In 2018, we designed and implemented the following controls responsive to the remediation of this material weakness:

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
Management tested the controls cited above and determined them to be effectively designed and implemented. In addition, we designed the following controls in 2019 to complete the remediation of this material weakness:

•	An internal control deficiency remediation project plan, overseen by the Chief Financial Officer and internal audit, and reviewed with the Audit Committee at least quarterly.

•
An enhanced risk assessment that incorporates cross-functional input, data analysis, and detailed reviews of accounting policies and operating procedures to identify and differentiate risks of material misstatement.

These processes and the related internal controls were implemented this quarter and were not subject to the Company’s most recent annual evaluation and assessment of internal control over financial reporting.  As risk assessment is a dynamic process that occurs throughout the year, we will monitor the effectiveness of these risk assessment controls, including their ability to identify and assess changes in our business environment, through the end of this year.  We will evaluate the results of our control assessments to determine whether these new controls are operating effectively and whether the material weakness described in Part II. Item 9A. "Controls and Procedures" of the 2018 10-K has been remediated.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the third quarter of fiscal year 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above under “Material Weakness and Status of Material Weakness Remediation.”
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchases of the Company’s common stock during the three months ended September 28, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 30 - August 3, 2019	—	—	—	—
August 4 - August 31, 2019	819,134	$30.52	819,134	—
September 1 - September 28, 2019	—	—	—	—
Total	819,134	$30.52	819,134
(1)  Information regarding the Company’s share repurchases can be found in Note 1, Description of Business and Basis of Presentation, in the condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q.
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
10.1
Joinder and Amendment and Restatement Agreement, including as Exhibit A thereto, the Amended and Restated Credit Agreement, dated as of July 18, 2019, by and among Nautilus Acquisition Holdings, Inc., National Vision, Inc., certain subsidiaries of National Vision, Inc., as guarantors, Goldman Sachs Bank USA, as former administrative agent and collateral agent, Bank of America, N.A., as new administrative agent and collateral agent, and the lenders from time to time party thereto - incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 6, 2019.

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the Company’s Quarterly report on Form 10-Q for the quarter ended September 28, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Vision Holdings, Inc.

Dated: November 7, 2019	By:	/s/ L. Reade Fahs
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 7, 2019	By:	/s/ Patrick R. Moore
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)