Form 10-K
period 2019-12-28
National Vision Holdings, Inc.
filed 2020-02-26
CIK 1710155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
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
If emerging growth company, indicate by check mark if the registrant has elected not to use the excluded transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 29, 2019, the last day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2.1 billion (based upon the closing sale price of the common stock on last trading date of the quarter on the NASDAQ).
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date

Class	Outstanding at January 31, 2020
Common stock, $0.01 par value per share	80,207,244
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 28, 2019.

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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. These risks and uncertainties include, but are not limited to, those described in Part I. Item 1A. “Risk Factors” and elsewhere in this Form 10-K and those described from time to time in our future reports to be filed with the Securities and Exchange Commission (the “SEC”).
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

PART I
Item 1. Business
National Vision Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries are referred to here as “we,” “our,” “us,” “the Company,” or “National Vision.” National Vision Holdings, Inc. conducts substantially all of its activities through its indirect, wholly-owned subsidiary, National Vision, Inc. (“NVI”), and NVI’s subsidiaries.
Our website is www.nationalvision.com. Investors can obtain copies of our SEC filings from this site free of charge, as well as from the SEC website at www.sec.gov. The information posted to our website is not incorporated into this Form 10-K.
General
We are one of the largest and fastest growing optical retailers in the United States and a leader in the attractive value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best, regardless of their budget. Our mission is to make quality eye care and eyewear affordable and accessible to all Americans. We achieve this by providing eye exams, eyeglasses and contact lenses to value seeking and lower income consumers. We deliver exceptional value and convenience to our customers, with an opening price point that strives to be among the lowest in the industry, enabled by our low-cost operating platform. We reach our customers through a diverse portfolio of 1,151 retail stores across five brands and 19 consumer websites as of December 28, 2019, our 2019 fiscal year end.
Our common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “EYE.” Our principal executive offices are located at 2435 Commerce Avenue, Bldg. 2200, Duluth, Georgia 30096.
Our History
Through its predecessors, NVI commenced operations in 1990. In 2005, private equity funds managed by Berkshire Partners LLC (“Berkshire”) acquired both NVI and Consolidated Vision Group, Inc., which operated America’s Best Contacts and Eyeglasses (“America’s Best”) stores, and merged these entities, with NVI surviving. In 2009, NVI acquired the Eyeglass World store chain. In 2011, after a multi-year partnership, NVI acquired Arlington Contact Lens Service, Inc. (“AC Lens”) to bolster its e-commerce platform.
In March 2014, NVI was acquired (the “KKR Acquisition”) by affiliates of KKR & Co. Inc. (“KKR”). National Vision Holdings, Inc. was incorporated in Delaware on February 14, 2014 under the name “Nautilus Parent, Inc.” and NVI became our wholly-owned subsidiary in connection with the KKR Acquisition. In 2017, we changed our name to “National Vision Holdings, Inc.”
In October 2017, we completed the initial public offering of our common stock (the “IPO”). National Vision was controlled by affiliates of KKR and private equity funds managed by Berkshire until July 30, 2018. Effective March 5, 2019, the remaining shares of our common stock held by private equity funds managed by Berkshire were distributed to its partners and members. Effective August 12, 2019, National Vision completed an underwritten offering and concurrent share repurchase pursuant to which KKR sold its remaining holdings of our common stock.

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

•
Recurring Revenue Characteristics. Eye care purchases are predominantly a medical necessity and are therefore considered non-discretionary in nature. We estimate that optical consumers typically replace their eyeglasses every two to three years, while contact lens customers typically order new lenses every six to twelve months, reflecting the predictability of these recurring purchase behaviors. This is further demonstrated by the customer mix of our mature stores, with existing customers representing 65% of total customers in 2019 and new customers representing the remaining 35% of total customers in 2019.

•
Attractive Store Economics. Since 2006, we have opened 715 stores in the aggregate, including 690 stores under our America’s Best and Eyeglass World retail brands. Our store economics are based on low capital investment, steady ramping of sales in new locations, low operating costs and consistent sales volume and earnings growth in mature stores, which result in attractive returns on capital. The majority of our owned stores have achieved profitability during the second year of operation and have paid back invested capital in three to five years. By consistently replicating the key characteristics of our store model, we execute a formula-based approach to opening new stores and managing existing stores, which has delivered predictable store performance across vintages, diverse geographies and new and existing markets.

Our Mission and Philanthropic Efforts
Our mission is to help people by making quality eye care and eyewear more affordable and accessible. Our philanthropic culture instills a sense of purpose and engagement in our associates, from in-store staff to senior management. Our associates feel pride in the positive work they are doing, which allows us to attract and retain both store associates and vision care professionals, thus improving the customer experience in our stores. In addition, our mission has been essential to the formation and retention of our management team, whose extensive experience is a key component of our business success.
Our financial success has helped fuel our ever-growing philanthropic engine. In the U.S., through our partnership with the Boys & Girls Clubs of America and work with other charitable organizations, we provide free vision screenings, eye exams and eyeglasses to young Americans and other underserved communities. In addition, through multiple charitable partnerships with organizations such as VisionSpring, RestoringVision and VOSH International, we both directly assist and indirectly help improve the vision of millions of individuals globally. We also work collaboratively with others in the industry to help a portion of the world’s population who live with uncorrected vision problems.
Our Business
We have two reportable segments: our Owned & Host segment and our Legacy segment. Our Owned & Host segment includes our two owned brands, America’s Best and Eyeglass World, and our Vista Optical locations in Fred Meyer stores. Within this segment, we also provide low-cost vision care products and services to American military service members by operating Vista Optical locations on select military bases across the country. Our Legacy segment consists of our long-term strategic relationship with Walmart to operate Vision Centers in select Walmart stores. In addition, our wholly-owned subsidiary, FirstSight Vision Services, Inc. (“FirstSight”), which is licensed as a single-service health plan under California law, issues individual vision care benefit plans in connection with our America’s Best operations in California and arranges for the provision of optometric services at optometric offices next to certain Walmart stores throughout California. We support our owned brands and our Vista Optical military operations through our omni-channel offerings and we also have an established standalone e-commerce business. Our e-commerce platform, which is managed by our wholly-owned subsidiary AC Lens, serves our proprietary e-commerce websites and the e-commerce websites of third parties, including Walmart, Sam’s Club and Giant Eagle. AC Lens handles site management, customer relationship management and order fulfillment and also sells a wide variety of contact lenses, eyeglasses and eye care accessories.
The following table provides an overview of our portfolio of brands:
Overview of Our Brands and Omni-channel & E-commerce Platform

Owned & Host Brands				Legacy

Lowest Price	Eyewear Value Superstore	Shop-Within-A-Shop	Commissary Store	Shop-Within-A-Shop
		“Great Deals Everywhere You Look”	“Fantastic Military Pricing”	“Everyday Low Price”
Employed ODs	Mostly Independent ODs	Mostly Independent ODs	Mostly Independent ODs	Mostly Independent ODs
725 Stores	117 Stores	29 Stores	54 Stores	226 Stores
~3,500 sq. ft.	~4,500 sq. ft.	~800 sq. ft.	~1,000 sq. ft.	~1,800 sq. ft.
~1,320 SKUs	~1,935 SKUs	~600 SKUs	~700 SKUs	~800 SKUs
Centralized Lab	Lab in Store / Centralized Lab	Centralized Lab	Centralized Lab	Centralized Lab

OMNI-CHANNEL & E-COMMERCE
Sister Sites (4)		Proprietary Sites (6)	Partner Sites (9)

Note: Store count as of December 28, 2019. SKU figures refer to eyeglass frame SKUs. ODs are Doctors of Optometry.

All of our brands leverage our highly-efficient centralized laboratory network and distribution system, which helps us minimize production and distribution costs. As one of the largest purchasers of eyeglass frames, spectacle lenses and contact lenses in the United States, we also benefit from centralized procurement efforts and purchasing economies of scale.
Our America’s Best Brand. America’s Best strives to be the value leader in virtually every market in which it operates. Its signature offer of “two pairs of eyeglasses for $69.95, including a free eye exam”, is typically priced significantly lower than the competition on a per-pair basis and provides customers with a wide selection of frame choices at this entry point. In America’s Best stores, vision care services are provided by optometrists employed either by us or by independent professional corporations or similar entities. This model facilitates the brand’s bundled offer and its Eyecare Club programs, which offer two free eye exams per year for the duration of the membership plus a discount on contact lenses and eyeglasses. By leveraging our efficient centralized laboratory network, America’s Best stores are able to minimize processing costs and drive significant economies of scale. These stores typically stock approximately 1,320 eyeglass frame SKUs, including imports from low-cost overseas manufacturers, higher-margin private label brands and discounted well-known frame brands. America’s Best stores, which average approximately 3,500 square feet, are primarily located in high-traffic strip centers next to other value-focused retailers.
Our Eyeglass World Brand. Eyeglass World also offers a value price point for customers, with an opening offer of “two pairs of eyeglasses for $78” and eye exams starting at $49. This brand is positioned as an eyeglass superstore with a broad selection of designer brands and price points, and offers a highly personalized level of service. We source eyeglass frames for our Eyeglass World stores from leading designer brands, private label manufacturers and low-cost overseas manufacturers. Eyeglass World locations offer eye exams, primarily from independent optometrists and optometrists employed by independent professional corporations or similar entities, and have on-site laboratories that enable stores to quickly fulfill customer orders and make repairs. Lens orders that are not completed in-store are completed by our centralized laboratory network. Due to the wider brand selection and on-site laboratories, Eyeglass World stores average approximately 4,500 square feet and typically stock approximately 1,935 eyeglass frame SKUs. These stores are primarily located in freestanding or in-line locations near high-foot-traffic shopping centers.
Our Partner Brands. We have three partner brands consisting of 226 Vision Centers in Walmart stores across the country, 54 Vista Optical locations on military bases and 29 Vista Optical locations within Fred Meyer stores as of December 28, 2019. Pursuant to a recent amendment to our management & services agreement with Walmart, we will be adding five additional Vision Centers in Walmart stores in 2020. We have strong, long-standing relationships with these partners. Our strategic relationship with Walmart is in its 30th year and our partnerships with Fred Meyer and the U.S. military have been maintained for over 20 years. Our partner brands all compete within the value segment of the U.S. optical retail industry. These brands combine a broad selection of products and attentive customer service with the convenience of one-stop shopping. These brands also utilize our centralized laboratories and provide eye exams principally by independent optometrists in nearly all locations.
Our Omni-Channel and E-Commerce Platforms. We offer our customers an engaging digital shopping experience through an established platform of four omni-channel store websites, and 15 dedicated e-commerce consumer websites. Our omni-channel store websites augment our America’s Best, Eyeglass World, Vision Center and Vista Optical in military brands and provide a customer experience that extends across our in-store, mobile and e-commerce channels. We offer a range of services to customers, including eyeglass purchasing, online scheduling and appointment reminders, contact lens purchasing, “buy-in-store and ship-to-home” capabilities and online frame browsing, among others. Our omni-channel offerings work in concert with these brands to enhance the overall quality of the customer experience.
Our dedicated e-commerce websites are managed by our subsidiary, AC Lens. AC Lens operates six proprietary branded websites including, among others, aclens.com and discountcontacts.com. In addition, AC Lens operates and provides support services for nine third-party websites owned by other companies, including Walmart, Sam’s Club and Giant Eagle. AC Lens handles site management, customer relationship management and order fulfillment and also sells a wide variety of contact lenses, eyeglasses and eye care accessories. In the aggregate, sales from our omni-channel and e-commerce platforms represented approximately 4% of our net revenue in fiscal year 2019.

Our Industry
The U.S. optical retail industry, defined by Vision Monday to include optical retailers’ revenues from the sales of products (including managed vision care benefit revenues and omni-channel and e-commerce sales) and eye care services provided by vision care professionals, including eye exams, is a $36 billion industry that has exhibited consistent, stable growth across economic cycles. According to Vision Monday, over the period from 2007 to 2018, the industry grew from $26 billion to $36 billion in annual sales, representing a compound annual growth rate (“CAGR”) of 3.0%. The industry experienced only a modest decline during the 2008 to 2009 recession and rebounded with robust post-recession sales growth of 3.9% CAGR from 2009 to 2018, according to Vision Monday. The steady growth of the industry and its resilience to economic cycles is due in large part to the medical, non-discretionary and recurring nature of eye care purchases.

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
We anticipate that there are four key secular growth trends that will continue to contribute to the stability and growth of the U.S. optical retail industry:

•
Aging Population. According to The Vision Council, 76% of adults in the United States used some form of vision correction as of September 2019. According to The Vision Council, at age 45, the need for vision correction begins to increase significantly, with approximately 88% of adults in the United States between the ages of 45 and 54 and approximately 90% of adults in the United States aged 55 and older using vision correction. As the U.S. population ages and life expectancy increases, the pool of potential customers and opportunities for repeat purchases in the optical retail industry are anticipated to rise. Given that eyesight deteriorates progressively with age, aging of the U.S. population should result in incremental sales of eyewear and related accessories.

•
Frequent Replacement Cycle. The repetitive and predictable nature of customer behavior results in a significant volume of recurring revenue for the optical retail industry. The purchasing cycle of vision correction devices is closely tied to the frequency with which consumers obtain eye exams. Most optometrists recommend annual eye exams as a preventive measure against serious eye conditions and to help patients identify changes in their vision correction needs. According to The Vision Council, an estimated 194 million people in the United States using vision correction devices in 2018 received nearly 117 million eye exams that year, implying an average interval between exams of 20 months. The interval between exams contributes to the industry’s stability and shortening this interval represents an opportunity to increase the frequency of customer purchases.

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

Our Products and Services
Within our two reportable segments, we primarily offer two products and one service: eyeglasses, contact lenses and eye exams. Nonetheless, our diverse product portfolio encompasses many brand names and thousands of SKUs. Depending on the brand, our stores display approximately 600 to 1,935 eyeglass frame SKUs, covering all age groups. Offerings include both brand name designers, like Ray-Ban, Guess and Calvin Klein, as well as private label options at attractive prices. Our brand-name frame offerings are manufactured by market leaders and we partner with several overseas factories to direct source our private label products. We also offer a broad portfolio of lenses, including single vision and bifocal lenses, with a variety of treatments to enhance vision. Through one-on-one consultative-selling, our sales associates have a number of opportunities to share information about value-added lenses, including thinner, higher-quality lenses and photochromatic options, which carry higher margins. As a result, a significant number of America’s Best customers and Eyeglass World customers who purchase eyeglasses choose upgraded lenses and/or frames instead of each brand’s base offer. We also offer contact lenses and accessories from all major contact lens manufacturers, including our own private label brands (Softmed and Natural Eyes HydraWear, made by CooperVision) that are offered in our America’s Best and Eyeglass World stores. Collectively, our broad product offerings deliver consistent financial results and reduce our reliance on any individual product, style or trend.
In both of our reportable segments, eye exam services are provided by optometrists employed by us or by professional corporations or similar entities owned by eye care practitioners with whom we have contractual arrangements or by independent optometrists with whom we have contracted.
Within our Owned & Host segment, America’s Best offers its Eyecare Club programs primarily to its contact lens customers. As of December 28, 2019, the Eyecare Club had approximately 1.4 million active members. Benefits of the Eyecare Club include two free eye exams per year for the duration of the multi-year membership, 10% off all contact lenses and eyeglasses and other periodic benefits and discounts. Memberships can be purchased in stores or on our America’s Best website. There is a high adoption rate of Eyecare Club membership by America’s Best customers who are not part of a managed care program and who visited an America’s Best store for a contact lens examination. The disposable nature of contact lenses means that customers must replenish their contacts frequently, and in order to refill their prescriptions, contact lens users must have a current prescription. For a prescription to be current, customers generally need to have an eye exam every one or two years, depending on the state in which they reside. The multiyear nature of these memberships, which customers pay in full at the time they join, facilitates repeat traffic to America’s Best stores for exams and contact lens purchases and builds customer loyalty.
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
We believe that television is a key channel for connecting with our customers. A significant portion of America’s Best and Eyeglass World’s advertising investments are on traffic-driving television advertisements, which we leverage broadly across multiple stores in each television market to gain a larger share of voice, and, in turn, drive traffic and margins. Additional advertising investments include digital media, search, direct mail, email and local store marketing. We continue to benefit from America’s Best national television advertising campaigns, which we believe are cost effective and help raise our brand awareness in both existing and new markets.
For our host and legacy brands, we rely on our host and legacy partners’ marketing initiatives to drive traffic into their stores, and then we develop and execute highly targeted local marketing campaigns within stores to create awareness of our service and product offerings.
Our customer relationship management (“CRM”) system is used to collect customer demographic data. With this information and the third-party data that we use to supplement the customer information, we enhance our customer relationships with communications based on their vision needs and interests to help improve existing customer retention. In addition to our CRM program, digital advertising is a critical component of our media mix, as we believe both of these programs generate a high rate of return. Potential customers gain awareness of our brands through paid and organic digital efforts via content, video and social media that lead them to our websites.
Our Sourcing and Supplier Relationships
We purchase our merchandise from a wide variety of vendors, with a limited number of vendors supplying the majority of our eyeglass lenses and contact lenses. We are a large customer for all of our suppliers and we strive to form meaningful, long-lasting and mutually beneficial relationships with our vendors. We have long-term contracts with certain of our suppliers, including Essilor and CooperVision. Under our agreement with Essilor, Essilor has the sole and exclusive right to supply certain lenses for eyeglasses to us. We extended our agreement with Essilor in November 2018 and the current term runs through May 2023. Thereafter, the agreement will automatically renew on a month-to-month basis unless either party gives 30 days’ prior written notice of termination, and we also have the ability to unilaterally extend the agreement an additional calendar quarter after the proposed termination date. We are collaborative in our vendor negotiations so as to develop a partnership with our vendors and, in time, a sense of loyalty to National Vision. Each of our top 10 vendors has been with us for approximately 10 years, and several of these vendors have been with us since our inception in 1990. We focus on sourcing low-cost products, including discounted well-known frame brands, secondary frame brands, direct import frames and private label contact lenses. By investing in our sourcing operations, we have increased our direct importation of eyeglass frames, which has enabled us to offer high quality frames at low prices while also generating strong gross margins.

Our Optical Laboratories and Distribution Network
We use a highly-efficient mix of four domestic, company-operated processing facilities and two international, outsourced facilities. We have state-of-the-art lens processing capabilities in our four geographically-diverse, company-operated production facilities in Lawrenceville, Georgia; St. Cloud, Minnesota; Plano, Texas; and Salt Lake City, Utah. Our centralized optical laboratories handle all aspects of customizing eyeglass lenses, and have digital capabilities for grinding, coating and edging to customer prescription and eyeglass frame specifications. We have developed a high-volume, low-cost lens processing model to provide seven-day turnaround service through our domestic owned laboratories and our international partner laboratories. This network was created through significant investment by us, and is leveraged across our portfolio of brands in both segments to provide efficiency and scale. We route eyeglass orders to both our owned and outsourced laboratories through an automated decision tree that incorporates information on (i) the nature of the job; (ii) the technical capabilities of each laboratory; (iii) the capacity of each laboratory; (iv) the inventory at each laboratory; and (v) the cost of that particular type of job at each laboratory. This architecture is integrated with the point-of-sale system and enables us to minimize our processing costs, while ensuring on-time deliveries. The processing system is designed such that the more eyeglasses we sell, the more efficient the laboratories become, creating significant cost savings over time.
In addition, our Eyeglass World stores are equipped with on-site laboratories, which typically process less complicated customer orders with same-day service. All lens orders that are not processed or completed in-store are processed or completed by our centralized laboratory network.
We have a 66,000 square foot distribution center in Lawrenceville, Georgia and a 52,000 square foot distribution center in Columbus, Ohio. We utilize third-party carriers to transport products from these centers to customers and store locations.
Our Employees
As of December 28, 2019, we had 11,781 full-time and part-time employees. In addition, the professional corporations or similar entities with which we contract employed 1,159 optometrists as of December 28, 2019. We are not a party to any collective bargaining agreements. We have never experienced a strike or work stoppage, and we believe that our relations with employees are good.
Managed Vision Care
Our managed care business relates to vision care programs and associated benefits (i) sponsored by employees or other groups, (ii) provided by insurers and managed care entities, such as health maintenance organizations to individuals, and (iii) delivered, typically on a fee-for-service or capitated basis, by health care providers, such as ophthalmologists, optometrists and opticians. Our managed care business primarily consists of participation in private managed care programs. While our managed care business has continued to grow, we are underpenetrated in the managed care market relative to the broader optical retail industry, and we believe that this continues to represent a growth opportunity.
Through our point-of-sale system and our back-office electronic data interchange, or EDI, capabilities, we attempt to create a seamless transactional experience for our managed care customers. From time to time, vision care insurance payors may make changes to their EDI claim systems. Such changes may require us to update our processes and could impact our ability to submit claims or to timely receive reimbursements from our managed care partners. As such, when asked, we have assisted a number of our larger vision care insurance payors to either implement or improve their existing EDI claim systems.
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
We also compete with online sellers of contact lenses and eyewear. The online sale of contact lenses has steadily increased in particular since the passage of the Fairness to Contact Lens Consumers Act. See “Government Regulation” below for more detail. The online sale of eyeglasses has not developed as quickly, but a number of firms are focused on this market, including Warby Parker and Zenni Optical. We also face potential competition from companies that employ emerging technologies in the optical industry, including, for example, online vision exams.

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
Seasonality
Our business is moderately seasonal in nature. Historically, our business has realized a higher portion of net revenue, operating income and cash flows from operations in the first half of the year, and a lower portion of net revenue, operating income and cash flows from operations in the fourth fiscal quarter. The first half seasonality is attributable primarily to the timing of our customers’ income tax refunds and annual health insurance program start/reset periods. We believe that many customers in our target market, which consists of value seeking and lower income consumers, rely on tax refunds to pay for eyewear and eye care. A delay in the issuance of tax refunds can accordingly have a timing impact on our quarterly financial results in the first half of the year. Consumers could also alter how they utilize tax refund proceeds.
With respect to our fourth quarter results, compared to other retailers, our products and services are less likely to be included in consumer’s holiday spending budgets, therefore reducing spending on personal vision correction during the weeks preceding December 25th of each year. Additionally, although the period between December 25th and the end of our fiscal year is typically a high-volume period, the net revenue associated with substantially all orders of prescription eyeglasses and contact lenses during that period is deferred until January due to our policy of recognizing revenue only after the product has been accepted by the customer, further contributing to higher first half of the year results. Our quarterly results may also be affected by the timing of new store openings and store closings, the amount of sales contributed by new and existing stores, the timing of certain holidays, as well as the timing of weather-related store closures.
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
Examples of areas in which we have invested and continue to invest in include software systems to enhance the growth of our omni-channel and customer engagement efforts, cybersecurity programs and our overall security posture and our point-of-sale system. We believe these investments, along with maintenance of our existing information technology capabilities, will provide the flexibility and capacity to accommodate our future growth plans.
Intellectual Property
We own a number of registered and common law trademarks and pending applications for trademark registrations in the United States, primarily through our subsidiaries. Solely for convenience, the trademarks, service marks and trade names referred to in this report are presented without the ®, SM and ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names. All trademarks, service marks and trade names appearing in this Form 10-K (or in documents we have incorporated by reference) are the property of their respective owners.
Government Regulation
Our operations are subject to extensive federal, state and local laws and regulations. Because of the various facets of our business, the scope and extent of laws and regulations applicable to our business are always subject to the risk of change or material increase. Noncompliance with these laws and regulations can subject us to sanctions (including suspension and loss of operating licenses), fines or various forms of civil or criminal prosecution, any of which could have a material adverse effect on our reputation, business, financial position, results of operations and cash flows. See Item 1A. “Risk Factors” below for a discussion of these and other risks. A summary of certain laws and regulations is described below.

Corporate Practice of Medicine/Optometry and Similar Laws
Many states prohibit the corporate practice of medicine/optometry where a business corporation practices medicine or employs a physician to provide professional medical services. Many states interpret the corporate practice of medicine/optometry rules broadly to prohibit employment of eye care practitioners by corporations like us and to prohibit various financial arrangements, such as fee-splitting, between eye care practitioners and other entities. Many states also regulate certain business practices as well as landlord-tenant arrangements between optical companies and optometrists. For example, some states prohibit a common entrance to a retail optical location and an optometric office. These laws and regulations can vary significantly by state, requiring us to tailor our operations in each state to the particular laws of such state. Many of these laws and regulations are vague and are subject to the interpretation of regulators and enforcement authorities, which may change over time. States periodically revisit these laws and regulations and we are subject to the ongoing risk that the regulatory scheme in any state can change in ways adverse to us. Our America’s Best operations, which feature a bundled offer of eyeglasses and an eye examination, are particularly implicated by these laws.
Professional Licensure and Regulation
Our operations are subject to state licensing laws. All states license the practice of ophthalmology and optometry and many states license opticians. The dispensing of prescription eyewear is also regulated in most states in which we do business. In some states, we are required to register our stores.
Fairness to Contact Lens Consumers Act (“FCLCA”) and E-commerce Laws
In connection with our sales of contact lenses, we must comply with the FCLCA, and its implementing regulations promulgated by The Federal Trade Commission (“FTC”), and the Contact Lens Rule, which establish a national uniform standard in the United States with regard to releasing and verifying contact lens prescriptions. This law and rule require that we verify the prescriptions we receive from our customers prior to selling contact lenses online. A violation of the Contact Lens Rule constitutes an unfair or deceptive act or practice under the FTC Act. In 2019, the FTC published a Supplemental Notice of Proposed Rulemaking seeking comment regarding proposed changes to the Contact Lens Rule under the FCLCA, that include, among other topics, updates to the “passive verification” requirement, updates to certain other prescription requirements and new requirements regarding automated telephone verification messages.
Our e-commerce business must comply with various federal and state laws, most notably the FCLCA. Our online business must also be registered in various states.

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

Privacy and Security
We directly collect, use, access, disclose, transmit and/or store protected health information (“PHI”) and personally identifiable information (“PII”) in connection with the sales of our products and services, customer service, billing and employment practices. As a health care provider and as a business associate to health care providers, we are subject to federal and comparable state laws governing privacy and security, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and its implementing regulations, such as the Privacy Rule, the Security Rule and the Breach Notification Rule. The Health Information Technology for Economic and Clinical Health Act of 2009 (the “HITECH Act”) extends the Privacy Rule and the Security Rule directly to business associates. We are also subject to comparable state health privacy laws to the extent they are more protective of individual privacy than the Privacy Rule. Nearly all states have adopted their own data breach laws with comparable (and sometimes conflicting) standards and requirements. These state laws apply to breaches of specified elements of personal information. In addition, states may amend or adopt new laws or regulations regarding data privacy that may be applicable to us, such as the California Consumer Privacy Act of 2018 which went into effect January 2020.
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
Consumer Protection Laws
Federal and state consumer protection laws and regulations can apply to our operations and retail offers. Some of our promotions, such as our America’s Best offer of a “free” eye exam, are subject to compliance with laws and regulations governing use of this term. The FTC has authority under Section 5 of the Federal Trade Commission Act (the “FTC Act”) to investigate and prosecute practices that are “unfair trade practices,” “deceptive trade practices,” or “unfair methods of competition.” State attorneys general typically have comparable authority and many states permit private plaintiffs to bring actions on the basis of these laws. In addition, state regulators or boards of optometry may challenge our promotional practices, including America’s Best’s bundled offers, as, among other things, violating applicable state laws regarding unfair competition or false advertising to consumers.

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
Our growth strategy depends, in large part, on growing our store base and expanding our operations, both in existing and new markets, and operating our new stores successfully. We cannot assure you that our contemplated expansion will be successful. Our costs in some markets are higher due to the supply and demand for real estate sites as well as increased labor and other costs.
Our ability to successfully open and operate new stores depends on many factors, including, among others, our ability to:

•	recruit and retain qualified vision care professionals (who may be licensed or unlicensed, depending on state regulations) for any new store;

•	address regulatory, competitive, merchandising, marketing, distribution and other challenges encountered in connection with expansion into new markets where we have limited historical experience;

•	hire, train and retain an expanded workforce of store managers and other personnel;

•	maintain adequate laboratory, distribution facility, information technology and other operational system capabilities;

•	successfully integrate new stores into our existing management structure and operations, including information technology integration;

•	negotiate acceptable lease terms at suitable retail locations;

•	source sufficient levels of inventory at acceptable costs;

•	obtain necessary permits and licenses;

•	construct and open our stores on a timely basis;

•	generate sufficient levels of cash or obtain financing on acceptable terms to support our expansion;

•	participate in managed care arrangements for new stores;

•	achieve and maintain brand awareness in new and existing markets; and

•	identify and satisfy the merchandise and other preferences of our customers.
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
Our ability to attract and retain vision care professionals depends on several factors. We compete with other optical retail companies, health systems and group practices for vision care professionals. We, as well as the professional corporations or similar entities that employ optometrists in certain of our retail locations, could face difficulties attracting and retaining qualified professionals if we or such corporations fail to offer competitive compensation and benefits. Increased compensation for vision care professionals could raise our costs and put pressure on our margins. We believe that the demand for optometrists in particular may continue to exceed supply in certain areas for a period of time and that the costs to employ or retain optometrists may increase, potentially materially, from current levels.

Additionally, our ability to recruit, hire and/or contract with vision care professionals is closely regulated. For example, there is a risk that state authorities in some jurisdictions may find that our contractual relationships with optometrists or professional corporations or similar entities that employ optometrists violate laws prohibiting the corporate practice of medicine/optometry, in which case we may be required to restructure these arrangements, which may make it more difficult for us to attract and retain their services. See Item 1. “Business-Government Regulation.”
A material change in our relationship with vision care professionals, whether resulting from a dispute with an eye care practitioner or a group of eye care practitioners controlling multiple practice locations, a government or regulatory authority challenging our operating structure or our relationship with vision care professionals, or other changes to applicable laws or regulations (or interpretations of the same), or the loss of these relationships, could impair our ability to provide services to our customers, cause our customers to go elsewhere for their optical needs, or result in legal sanctions against us. In addition, some professional corporations or similar entities provide for the vision care services at a number of our retail locations, exposing us to some concentration risk. A material change to any of the foregoing relationships could have a material adverse effect on our business, financial condition and results of operations. Any difficulties or delays in securing the services of these professionals could also adversely affect our relationships with our host and legacy partners.
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
We derive significant revenues and operating cash flows from our relationships with our legacy and host partners through our operations of 226 Vision Centers in Walmart stores, 29 Vista Optical locations within Fred Meyer stores and 54 Vista Optical locations on military bases.
Termination of our host and legacy agreements would result in a reduction of our revenues and operating cash flows, which could be material and which could adversely affect our business, financial condition and results of operations including an impairment of the intangible assets. The loss of our Vision Centers or Vista Optical locations could impair our ability to attract and retain management and retail associates, compete for managed vision care contracts, obtain favorable terms, such as discounts and rebates, from optical vendors and generate cash to fund our business and service our debt obligations. We may seek to replace any lost host or legacy locations with new America’s Best or Eyeglass World stores but we may not be able to support the carrying value of the intangible assets at these brands or replace the lost revenues and cash flows.

For example, our current management & services agreement with Walmart presents a variety of risks. Pursuant to a recent amendment to our management & services agreement with Walmart, we will be adding five additional Vision Centers in Walmart stores in fiscal year 2020. In addition, the amendment also extended the current term of the management & services agreement by six months, to February 23, 2021, and such term will automatically renew for an additional three-year term unless, no later than July 23, 2020, one party provides the other party written notice of non-renewal. Sales associated with our arrangement with Walmart represented 9.3% of consolidated net revenue in fiscal year 2019, which exposes us to concentration of customer risk. In addition, the agreement permits Walmart to control many aspects of the retail operations at the Vision Centers we manage on behalf of Walmart, including pricing, merchandising and similar matters. If Walmart exercises its rights under this agreement in a way that adversely affects us, our sole remedy would be to terminate the agreement after participating in an informal resolution and, if necessary, a mediation process. There are no assurances that Walmart will not seek to exercise these rights in a manner that is materially adverse to our interests. In addition, under our current management & services agreement, we earn fees based on a percentage of the revenues from the Vision Centers we manage. The agreement also allows Walmart to collect penalties from us if the Vision Centers do not generate a requisite amount of revenues, which penalties equal a percentage of the shortfall. We may not be able to maintain the performance levels required and, as a result, may be forced to pay penalties to Walmart or default under this agreement at a point in time when our fees from the arrangement will already be lower than anticipated. Further, a breach by us of the terms and conditions of this agreement could cause us to lose all management fees derived under this agreement, which could adversely affect our financial position and results of operations.
At December 28, 2019, the carrying value of goodwill and intangible assets at our host and legacy brands was $26.2 million and $90.8 million, respectively. We review the carrying value of our goodwill and intangibles for impairment annually, or more frequently when impairment indicators exist. The impairment test requires us to analyze a number of factors, including evaluating the useful life of intangible assets, and make estimates that require judgment. During the fourth quarter of fiscal 2018, we fully impaired goodwill at the Military and Fred Meyer brands of approximately $15.1 million. Additionally, Legacy segment fair value exceeded carrying value by 28%. Future changes in the business profitability, expected cash flows, changes in our business strategy and external market conditions, among other factors, could require us to record impairment charges for goodwill or intangible assets, which could lead to decreased assets and reduced net income. If a significant write down were required, the charge could have a material adverse effect on our operating results and stockholders’ equity, and could impact the trading price of our common stock.
We are subject to extensive state, local and federal vision care and healthcare laws and regulations and failure to adhere to such laws and regulations would adversely affect our business.
We are subject to extensive state, local and federal vision care and healthcare laws and regulations. See Part I. Item 1. “Business-Government Regulation.” The laws applicable to us are also subject to evolving interpretations. As such, we must monitor our compliance with laws in every jurisdiction in which we operate on an ongoing basis and we cannot guarantee that subsequent interpretation of, or changes to, the applicable laws will not negatively affect our business operations.
For example, the arrangements we have implemented with optometrists and professional corporations or similar entities owned by eye care practitioners could subject us to scrutiny by federal and state regulatory bodies regarding federal and state fraud and abuse or other laws. In addition, our failure, or the failure of vision care professionals who are our employees or with whom we have contractual arrangements, to obtain and maintain appropriate licenses could result in the unavailability of vision care professionals in or near our stores, loss of sales and/or the closure of our stores without licensed professionals.
We must comply with the FCLCA and its implementing regulations, including any proposed updates being considered, with respect to verifying contact lens prescriptions in connection with our online sales of contact lenses. Our extended warranty plans may subject us to state laws, which vary by state, that regulate the sale of product service contracts. It is possible that regulators in certain states could determine that our warranty plans should be subject to these laws and mandate that we comply with various registration, disclosure and financial requirements. In such event, we could be required to incur enhanced compliance costs, as well as the risk of cease and desist orders and monetary penalties.

We are subject to HIPAA, the HITECH Act and the health data privacy, security and breach notification regulations issued pursuant to these statutes, which govern our collection, use, access, disclosure, transmission and/or storage of PHI, in connection with the sales of our products and services, customer service, billing and employment practices. In addition, there are existing state privacy, security and breach notification laws and regulations that apply to both PHI and PII collected by us. These existing laws and regulations may be amended and states may adopt new laws or regulations regarding data privacy (such as the California Consumer Privacy Act of 2018, which became effective in January 2020). Our failure to effectively implement the required or addressable data privacy and security safeguards and breach notification procedures, or our failure to accurately anticipate the application or interpretation of these statutes, regulations and standards, could lead to invalidation or modification of our agreements with optometrists or professional corporations or similar entities owned by eye care practitioners, create material civil and/or criminal liability for us or require us to change our business practices, which could result in adverse publicity, and have a material adverse effect on our business, financial condition and results of operations.
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
To support our expanding business and execute our growth strategy, we need significant amounts of capital, including funds to pay our lease obligations, build out new store spaces, laboratories and distribution centers, purchase inventory, pay personnel and further invest in our infrastructure and facilities. Further, our plans to grow our store base may create cash flow pressure if new locations do not perform as projected. We have and expect to continue to primarily depend on cash flow from operations to fund our business and growth plans. If we do not generate sufficient cash flow from operations, we may need to obtain additional equity or debt financing. Tightening in the credit markets, low liquidity, volatility in the capital markets and a downturn in the economy could result in diminished availability of credit, higher cost of borrowing and lack of confidence in the equity markets, making it more difficult to obtain additional financing on terms that are favorable to us. If such financing is not available to us, or is not available on satisfactory terms, our ability to operate and expand our business could be curtailed and we may need to delay, limit or eliminate planned store openings or operations or other elements of our growth strategy.
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

We source merchandise from suppliers located in China, a significant amount of domestically-purchased merchandise is manufactured in China, and one of our outsourced third-party laboratories is located in China. Historically, tariffs have not materially affected our financial results, and we believe that less than 15% of costs applicable to revenue are subject to tariffs on Chinese imports.  Effective September 1, 2019, the U.S. government implemented a 15% tariff on specified products imported into the U.S. from China and effective February 14, 2020, the 15% tariff was reduced to 7½%. While we have implemented mitigation plans and continue to focus on additional mitigation strategies to offset the impact of tariffs, costs with respect to products subject to these tariffs have increased. If we are unable to mitigate the full impact of the enacted tariffs or if there is a further escalation of tariffs, costs on a significant portion of our products may increase further and our financial results may be negatively affected. While it is too early to predict how the China tariffs will impact our business, our financial results may also be impacted by consumers’ fear of a prolonged trade war with China and an economic slowdown.
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
Additionally, events beyond our control, such as disruptions in operations due to natural or man-made disasters, inclement weather conditions, accidents, system failures, power outages, political instability, break-in, server failure, work stoppages, slowdowns or strikes by employees, acts of terrorism, widespread illness, health concerns regarding infectious diseases, and other unforeseen or catastrophic events, could damage our optical laboratories and/or distribution centers or render them inoperable, making it difficult or impossible for us to process customer orders for an extended period of time. For example, the ongoing coronavirus outbreak since the beginning of 2020 in Wuhan, China has resulted in increased travel restrictions and affected certain companies’ operations in China, which may impact our outsourced laboratory in China and our processing of customer orders. Such events may also result in delays in our receipt of inventory and the delivery of merchandise between our stores, our optical laboratories and our distribution centers. We could also incur significantly higher costs and longer lead times associated with distributing inventory during the time it takes for us to reopen or replace one or both of our distribution centers. In addition, the unavailability of, or disruptions to, equipment to process lenses and assemble custom-made eyeglasses or trained operators of such equipment in our optical laboratories could adversely affect our ability to fulfill customer orders in a timely manner. Any disruption to the laboratories’ operations may reduce or impair the quality of assembled eyeglasses.
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
We face risks associated with vendors from whom our products are sourced and are dependent on a limited number of suppliers.
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
Other than our contracts for the supply of spectacle lenses and our private label contact lenses, we typically do not enter into long-term contracts with our vendors and, as such, we operate without significant contractual assurances of continued supply, pricing or access to new products. Any of our vendors could discontinue supplying us with desired products in sufficient quantities or offer us less favorable terms on future transactions for a variety of reasons. The benefits we currently experience from our vendor relationships could be adversely affected if our vendors:

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
We also source merchandise directly from suppliers outside of the United States. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control including increased shipping costs, the imposition of additional import or trade restrictions, including legal or economic restrictions on overseas suppliers’ ability to produce and deliver products, increased custom duties and tariffs, unforeseen delays in customs clearance of goods, more restrictive quotas, loss of a most favored nation trading status, currency exchange rates, transportation delays, port of entry issues and foreign government regulations, political instability and economic uncertainties in the countries from which we or our vendors source our products. For example, the previously mentioned ongoing coronavirus outbreak in China could impact our product sourcing if the travel restrictions and shut down of certain businesses in China continues for an extended period of time. Our sourcing operations may also be hurt by health concerns regarding infectious diseases in countries in which our merchandise is produced. Moreover, negative press or reports about internationally manufactured products may sway public opinion, and thus customer confidence, away from the products sold in our stores. These and other issues affecting our international vendors or internationally manufactured merchandise could have a material adverse effect on our business, financial condition and results of operations.
The current presidential administration has also advocated for greater restrictions on international trade generally and has expressed antipathy toward certain international trade agreements and organizations, including the North American Free Trade Agreement (“NAFTA”) and the World Trade Organization (the “WTO”). In December 2019, the United States, Mexico and Canada signed the amended United States-Mexico-Canada Agreement (the “USMCA”), which, once ratified by all three countries, will replace NAFTA. It is currently difficult to predict what affect the USMCA will have on us and if the transition to the new trade agreement will have any negative effects on our business. If the U.S. were to withdraw from or materially modify any other international trade agreements to which it is a party, or if the U.S. were to withdraw from trade organizations such as the WTO, or if the U.S. imposes significant additional tariffs or other restrictions on imports from China and Mexico, where our outsourced optical laboratories are located and where the majority of our frames are sourced and manufactured, it could have an adverse impact on our business. Any such tariffs, restrictions or other changes could lead to additional costs, delays in shipments, embargoes and other uncertainties that could negatively impact our relationships with our international vendors and labs and materially adversely affect our business, including by requiring us to increase our prices and identify alternative sources for merchandise and labs. See also “We depend on our distribution centers and optical laboratories. The loss of, or disruption in the operations of, one or more of these facilities may adversely affect our ability to process and fulfill customer orders and deliver our products in a timely manner, or at all, and may result in quality issues, which would adversely affect our reputation, our business and our profitability.”
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
We rely on a limited number of vendors to supply the majority of our eyeglass frames, eyeglass lenses and contact lenses and are thus exposed to concentration of supplier risk. In particular, we have agreed to exclusively purchase almost all of our spectacle lenses from one supplier. During fiscal year 2019, 88% of lens expenditures were from this vendor, 92% of contact lens expenditures were with three vendors and 51% of frame expenditures were with two vendors. If we were to lose any significant supplier, we may be unable to establish additional or replacement sources for our products that meet our quality controls and standards in a timely manner or on commercially reasonable terms, if at all. As a few major suppliers dominate the optical retail industry, the risks associated with finding alternative sources may be exacerbated. For example, effective October 1, 2018, Essilor and Luxottica completed their merger to become EssilorLuxottica, which exacerbates our concentration of supplier risk.
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
Some of our competitors are larger companies and have greater financial and operational resources, greater brand recognition and broader geographic presence than we do. As a result, they may be able to engage in extensive and prolonged price promotions or otherwise offer competitive prices, which may adversely affect our business. They may also be able to spend more than we do for advertising. We may be at a substantial disadvantage to larger competitors with greater economies of scale. If our costs are greater compared to those of our competitors, the pricing of our products and services may not be as attractive, thus depressing sales or the profitability of our products and services. Our competitors may expand into markets in which we currently operate and we remain vulnerable to the marketing power and high level of customer recognition of these larger competitors and to the risk that these competitors or others could attract our customer base. Some of our competitors are vertically integrated and are also engaged in the manufacture and distribution of eyewear as well as managed care. These competitors can advantageously leverage this structure to better compete and certain vertically-integrated organizations with significant market power could potentially utilize this power to make it more difficult for us to compete. We purchase many of our products from suppliers who are affiliates of our competitors. We also compete for managed vision care contracts with certain of our competitors who are affiliates of managed care payors. In addition, if any of our competitors were to consolidate operations, such consolidation would exacerbate the aforementioned risks.
We may not continue to be able to successfully compete against existing or future competitors. Our inability to respond effectively to competitive pressures, improved performance by our competitors and changes in the retail markets could result in lost market share and have a material adverse effect on our business, financial condition and results of operations.
We rely heavily on our information technology systems, as well as those of our vendors, for our business to effectively operate and to safeguard confidential information; any significant failure, inadequacy, interruption or security breach could adversely affect our business, financial condition and operations.
We rely heavily on our information technology systems for many functions across our operations, including managing our supply chain and inventory, processing customer transactions in our stores, allocating lens processing jobs to the appropriate laboratories, our financial accounting and reporting, compensating our employees and operating our websites. Our ability to effectively manage our business and coordinate the sourcing, distribution and sale of our products depends significantly on the reliability and capacity of these systems. We also collect, process and store sensitive and confidential information, including our proprietary business information and that of our customers, employees, suppliers and business partners, including Walmart and Sam’s Club. The secure processing, maintenance and transmission of this information is critical to our operations.

Our systems may be subject to damage or interruption from power outages or damages, telecommunications problems, data corruption, software errors, network failures, acts of war or terrorist attacks, fire, flood and natural disasters, our existing safety systems, data backup, access protection, user management and information technology emergency planning may not be sufficient to prevent data loss or long-term network outages. Our existing safety systems, data backup, access protection, user management and information technology emergency planning may not be sufficient to prevent data loss or long-term network outages. In addition, we may have to upgrade our existing information technology systems from time to time in order for such systems to withstand the increasing needs of our expanding business. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations.
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
The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and changing requirements across our business. For instance, as a health care provider, we could be forced, in the event of a data breach, to report the breach not only to affected customers, but also to various public agencies and media outlets, potentially harming our reputation and our business Our business partners may have contractual rights of indemnification against us or seek to terminate our contracts with them in the event that their customer or proprietary business information is released as a result of a breach of our information technology. Further, if we are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions and expulsion from card acceptance programs, which could adversely affect our retail operations. As privacy and information security laws and regulations change, we may incur additional compliance costs.
Any material disruption or slowdown of our systems or those of our third-party service providers and business partners, could have a material adverse effect on our business, financial condition and results of operations.
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
As our store base grows, we will need to continually evaluate the adequacy of our laboratory, distribution and information technology capabilities. Our laboratories and distribution centers have a finite capacity and, to the extent we grow beyond this capacity, we will need to expand our current laboratories and/or distribution centers or add new laboratories and/or distribution capabilities, the cost of which could be material. Implementing new operating capabilities or changing existing operating capabilities could present challenges we do not anticipate and could negatively affect our business, financial condition and results of operations. Should we open additional laboratories or distribution centers, any related construction or expansion projects entail risks which could cause delays and cost overruns, such as unavailability of suitable space, shortages of materials, shortages of skilled labor or work stoppages, unforeseen construction, scheduling, engineering, environmental or geological problems, weather interference, fires or other casualty losses and unanticipated cost increases. For example, we entered into a lease for an additional laboratory facility in 2018 which became operational in the first quarter of 2019. The completion date and ultimate cost of future projects could differ significantly from initial expectations due to construction-related or other reasons. We cannot guarantee that any project will be completed on time or within established budgets. Any delay or increased costs associated with any project could adversely affect the financial and overall performance of our existing and planned new stores.

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
Increases in compensation, wage pressure and other expenses for vision care professionals, as well as our other associates, may adversely affect our profitability. Increases in minimum wages and other wage and hour regulations can exacerbate this risk. Additional tariffs or other future cost increases, such as increases in the cost of merchandise, shipping rates, raw material prices, freight costs and store occupancy costs, may also reduce our profitability. These cost increases may be the result of inflationary pressures which could further reduce our sales or profitability. Increases in other operating costs, including changes in energy prices and lease and utility costs, may increase our cost of products sold or selling, general and administrative expenses. Our low price model and competitive pressures in the optical retail industry may inhibit our ability to reflect these increased costs in the prices of our products, in which case such increased costs could have a material adverse effect on our business, financial condition and results of operations.
Our success depends upon our marketing, advertising and promotional efforts. If we are unable to implement them successfully, or if our competitors are more effective than we are, it could have a material adverse effect on our business, financial condition and results of operations.
We use marketing and promotional programs to attract customers to our stores and to encourage purchases by our customers. If we fail to successfully develop and implement marketing, advertising and promotional strategies, we may be unable to achieve and maintain brand awareness, and customer traffic to our stores and/or websites may be reduced. We may not be able to advertise cost-effectively in new or smaller markets in which we have lower store density, which could slow growth at such stores. Changes in the amount and degree of promotional intensity or merchandising strategy by our competitors could cause us to have difficulties in retaining existing customers and attracting new customers. If the efficacy of our marketing or promotional activities declines or if such activities of our competitors are more effective than ours, or if for any other reason we lose the loyalty of our customers, it could have a material adverse effect on our business, financial condition and results of operations. Further, since our expansion in California, we have a national advertising campaign for America’s Best as opposed to only utilizing local advertising campaigns. We cannot provide assurances that a national advertising campaign will be cost-effective or successful or that we will continue such campaigns.
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
Further, the substantial majority of our leased sites are both currently and in the future expected to be subject to long-term noncancelable leases. If an existing or future store is not profitable and we decide to close it, we may nonetheless be obligated to perform our obligations under the applicable lease including, among other things, paying the base rent and other charges for the balance of the lease term. Even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under that lease.
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
Technological advances in vision care, including the development of telemedicine and other new or improved products, as well as future drug development for the correction of vision-related problems, could significantly change how eye exams may be conducted and make our existing products less attractive or even obsolete. Several companies have developed technologies for and some companies are incorporating the remote delivery of eye examinations and eye refractions. If consumers accept the use of these technologies, we may not be able to successfully incorporate them in our business, and in turn, consumers could become less likely to obtain an in-person eye examination and therefore less likely to shop at our retail locations. Additionally, the greater availability and acceptance, or reductions in the cost, of vision correction alternatives to prescription eyeglasses and contact lenses, such as corneal refractive surgery procedures, including radial-keratotomy, photo-refractive keratotomy, or PRK and LASIK, may reduce the demand for our products, lower our sales and thereby adversely impact our business and profitability.
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
Furthermore, our target market, which consists of value seeking and lower income consumers, is sensitive to various factors outside of our control. For example, this population relies on tax refunds to pay for eyewear and eye care. A delay in the issuance of tax refunds can accordingly have a negative impact on our quarterly financial results. Consumers could also alter how they utilize tax refund proceeds. In addition, periods of instability in the government generally, or a renewed emphasis on immigration matters, can also cause this population to either delay or refrain from making such purchases. A continuation of these and similar circumstances could have a material negative impact on our financial performance. Because of the importance of the first half of the fiscal year for us, a significant downward trend in the first half could have a substantial negative impact on our annual financial results.
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
Our business is subject to seasonal fluctuation. We typically realize a higher portion of net sales during the first half of the fiscal year, due, among other things, to the timing of tax refunds and the impact of healthcare plan resets after the close of the prior year. Adverse events, such as higher unemployment, lapses in or the lack of insurance coverage, delays in the issuance of tax refunds, deteriorating economic conditions, public transportation disruptions, or unanticipated adverse weather or travel conditions can deter consumers from shopping. Any significant decrease in net sales during the first half of the fiscal year could have a material adverse effect on us and could negatively impact our annual results. In addition, in order to prepare for our peak shopping quarters, we must increase the staffing at our stores and order and keep in stock more merchandise than we carry during other parts of the year. This staffing increase and inventory build-up may require us to expend cash faster than is generated by our operations during this period. Any unanticipated decrease in demand for our products during such period could require us to sell excess inventory at a substantial markdown, which could have a material adverse effect on our business, financial condition and results of operations.
We rely on third-party coverage and reimbursement, including government programs, for an increasing portion of our revenues, the future reduction of which could adversely affect our results of operations.
We rely on third-party coverage and reimbursement, including government and private insurance plans, such as managed vision care plans, for an increasing portion of our net revenue. We are generally reimbursed for the vision care services and products that we provide through payment systems managed by private insurance companies, managed care organizations and governmental agencies. Coverage and payment levels are determined at each third-party payor’s discretion, and we have no direct control over third-party payor’s decision-making with respect to coverage and payment levels. Coverage restrictions and reductions in reimbursement levels or payment methodologies may negatively impact our sales and profits. Many third-party payors may continue to explore cost-containment strategies that may potentially impact coverage and/or payment levels for our services and products and impose utilization restrictions and risk-based compensation arrangements. We cannot provide any assurances that we will be able to maintain or increase our participation in managed care arrangements or that we will be adequately reimbursed by managed care payors, vision insurance providers and other third-party payors for the services we provide and the products we sell. From time to time, vision care insurance payors may make changes to their EDI claim systems. Such changes may require us to update our processes and could impact our ability to submit claims or to timely receive reimbursements from our managed care partners. If claims for payment are disputed by managed care payors or if we fail to timely or accurately submit claims, we may not receive payment for such claims in a timely manner or at all, which could negatively impact our relationship with manage care organizations and could require us to take write-offs or otherwise have a significant negative impact on our business, financial condition and results of operations. Furthermore, any changes to or repeal of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or any other significant changes to the healthcare regulatory landscape may reduce or eliminate coverage or reimbursement rates of insurance-funded eye exams or eyewear.
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
Risks Related to Our Indebtedness
We have a significant amount of indebtedness which could adversely affect our business and financial position, including limiting our business flexibility and preventing us from meeting our debt obligations.
We have a significant amount of indebtedness. As of December 28, 2019, we had approximately $540.4 million of aggregate principal amount of indebtedness outstanding (excluding capital lease obligations). Our leverage could have important consequences for us, including:

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

An increase in interest rates or discontinuation, reform or replacement of LIBOR and other benchmark rates, or uncertainty related to the potential for any of the foregoing, may adversely affect our business.
As of December 28, 2019, after inclusion of $430.0 million interest rate swaps fixing a portion of the variable rate debt, $110.4 million, or 20.4%, of our term loans was subject to variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or a decrease in our creditworthiness, could increase the cost of servicing our debt and could materially reduce our profitability and cash flows.
The London Interbank Offered Rate (“LIBOR”) and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities. It is unknown whether SOFR or any other alternative reference rate will attain market acceptance as replacements for LIBOR. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next several years. As a result of this transition, interest rates on our floating rate obligations, may be adversely affected. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our floating rate obligations.
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
Our credit agreement also contains certain customary affirmative covenants and events of default, including a change of control and financial maintenance covenants prohibiting us from exceeding a certain total leverage ratio or falling below a certain interest coverage ratio. As a result of these covenants and restrictions, we are limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot guarantee that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

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
The trading price of our common stock may be volatile and subject to fluctuations due to a number of factors, most of which we cannot control, including those listed under these “Risk Factors,” and the following:

•	actual or anticipated variations in our results of operations;

•	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

•	additions or departures of key management personnel;

•
strategic actions by us or our competitors, including announcements by us, our competitors, our suppliers or our host and legacy organizations of significant contracts, price reductions, new products or technologies, acquisitions, joint marketing relationships, joint ventures, other strategic relationships or capital commitments;

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
Ineffective internal controls could have a material adverse effect on our business and stock price, and could result in our financial statements becoming unreliable. We previously had a material weakness in our internal controls over financial reporting.
Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and financial results could be harmed and we could fail to meet our financial reporting obligations.
As disclosed in our Annual Report on Form 10-K for the year ended December 29, 2018 and subsequent Form 10-Qs, management previously identified a control deficiency that constituted a material weakness in our internal control over financial reporting. As a result, management concluded that our internal control over financial reporting was not effective as of December 29, 2018. We have since remediated this material weakness, however, the remediated material weakness may reoccur or other material weaknesses could occur in the future. The recurrence of the remediated material weakness or the development of new material weaknesses in our internal control over financial reporting could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a negative impact on our financial condition. In addition, any future required remediation measures may be time consuming, costly, and may place significant demands on our financial and operational resources.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease all of our America’s Best and Eyeglass World retail stores. Our leases generally have noncancelable lease terms of between five and 10 years, with an option to renew for additional terms of one to 10 years or more. Over the past few years, we have been entering into more leases with 10 year initial terms, with renewal options. Most leases for these retail stores provide for a minimum rent, typically with escalating rent increases. In certain circumstances we pay a percentage rent based upon sales after certain minimum thresholds are achieved. These leases generally require us to pay insurance, utilities, real estate taxes and common area maintenance expenses.
We occupy our host and legacy locations through master agreements with our host partners, which contain standard terms and conditions, such as fixed and percentage-based payments.
A summary of our stores by location as of December 28, 2019 is as follows:

State	America’s Best	Eyeglass World	Legacy	Other	State	America’s Best	Eyeglass World	Legacy	Other
AK	—	—	1	7	MT	—	—	1	—
AL	12	1	3	3	NC	17	—	36	2
AR	—	—	—	1	ND	—	—	—	—
AZ	23	9	9	2	NE	3	1	—	1
CA	71	20	43	4	NH	—	—	2	—
CO	24	1	7	3	NJ	28	—	4	1
CT	—	—	7	—	NM	—	1	6	3
DE	—	—	—	—	NV	—	3	2	1
FL	63	34	2	2	NY	25	—	13	1
GA	38	3	25	5	OH	25	1	—	1
HI	—	—	3	—	OK	—	—	—	—
IA	6	1	—	—	OR	10	—	3	9
ID	5	—	—	—	PA	33	2	13	—
IL	49	2	—	—	RI	—	—	—	—
IN	10	10	—	—	SC	11	1	6	1
KS	—	1	8	2	SD	—	—	1	—
KY	2	1	—	2	TN	17	2	—	—
LA	15	—	1	1	TX	95	5	3	5
MA	—	—	2	—	UT	9	5	—	1
MD	19	—	1	1	VA	28	—	16	1
ME	—	—	—	—	VT	—	—	—	—
MI	30	11	—	—	WA	14	1	1	19
MN	16	—	—	—	WI	7	—	—	—
MO	19	1	—	1	WV	—	—	6	—
MS	—	—	—	2	WY	—	—	1	—
___________
Note: ‘Other’ includes Vista Optical in Fred Meyer stores and on military bases. There is one America’s Best location in Washington, D.C. and one Vista Optical location in Puerto Rico.
We lease laboratories in Georgia, Texas and Utah and distribution centers in Georgia and Ohio, and we own our laboratory in Minnesota.
Our corporate offices are located in leased space in Duluth, Georgia. In addition, we lease office space for our AC Lens corporate office in Columbus, Ohio and office space for our FirstSight corporate office in Upland, California.

Item 3. Legal Proceedings
See Note 13. “Commitments and Contingencies” in our consolidated financial statements included in Part II. Item 8. of this Form 10-K for information regarding certain legal proceedings in which we are involved, which discussion is incorporated herein by reference.
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
Holders
As of December 28, 2019, there were approximately 19 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not represent the actual number of beneficial owners of our common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners.
Issuer Purchases of Equity Securities
During the quarter ended December 28, 2019, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act.
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
The graph below presents the Company’s cumulative total stockholder returns relative to the performance of the NASDAQ Global Composite Index and the NASDAQ US Benchmark Retail Index commencing October 26, 2017 (the Company’s initial day of trading) through December 28, 2019. All values assume a $100 initial investment at the opening price of the Company’s common stock on NASDAQ and data for the NASDAQ Global Composite Index and the NASDAQ US Benchmark Retail Index assumes all dividends were reinvested on the date paid. The points on the graph represent fiscal quarter-end values based on the last trading day of each fiscal quarter. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.
Unregistered Sales of Equity Securities
None.

Item 6. Selected Financial Data
Set forth below is our selected historical consolidated financial data as of the dates and for the periods indicated. The selected historical consolidated financial data as of and for fiscal years 2019, 2018, and for the fiscal year 2017 have been derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The selected historical consolidated financial data as of fiscal year 2017 and as of and for fiscal years 2016 and 2015 have been derived from our audited consolidated financial statements not included in this Form 10-K. The results of operations for any period are not necessarily indicative of the results to be expected for any future period. Share and per share data in the table below has been retroactively adjusted to give effect to the 1.96627-for-one reverse stock split, effected on October 24, 2017.
The selected historical consolidated financial data set forth below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes thereto, each included elsewhere in this Form 10-K.

In thousands, except earnings per share	Fiscal Year 2019 (1)	Fiscal Year 2018 (1)	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Consolidated Statement of Operations Data:
Net revenue	$1,724,331	$1,536,854	$1,375,308	$1,196,195	$1,062,528
Costs applicable to revenue	806,519	713,571	636,966	544,781	491,100
Operating expenses	844,237	780,932	674,051	587,345	527,965
Income (loss) from operations	73,575	42,351	64,291	64,069	43,463
Interest expense, net	33,300	37,283	55,536	39,092	36,741
Debt issuance costs	—	200	4,527	—	2,551
Loss on extinguishment of debt	9,786	—	—	—	—
Earnings (loss) before income taxes	30,489	4,868	4,228	24,977	4,171
Income tax provision (benefit)	(2,309)	(18,785)	(38,910)	11,634	1,300
Net income (loss)	$32,798	$23,653	$43,138	$13,343	$2,871

Earnings (loss) per share:
Basic	$0.42	$0.31	$0.72	$0.24	$0.05
Diluted	$0.40	$0.30	$0.70	$0.23	$0.05
Weighted average shares outstanding:
Basic	78,608	75,899	59,895	56,185	55,962
Diluted	81,683	79,041	62,035	57,001	55,962

Statement of Cash Flow Data:
Net cash provided by operating activities	$165,081	$106,628	$90,252	$97,588	$83,131
Net cash used for investing activities	$(100,631)	$(104,221)	$(94,583)	$(90,972)	$(80,051)
Net cash provided by (used for) financing activities	$(42,141)	$10,397	$3,838	$(6,574)	$(4,317)

Balance Sheet Data (at period end):
Cash and cash equivalents	$39,342	$17,132	$4,208	$4,945	$5,595
Total assets(2)	$2,032,725	$1,661,389	$1,581,939	$1,530,124	$1,475,286
Total debt	$569,692	$578,112	$569,238	$745,625	$747,825
Total stockholders’ equity	$776,437	$743,154	$654,600	$399,581	$385,339
(1) Net revenue for fiscal years 2019 and 2018 are presented under revenue recognition guidance that became effective in fiscal year 2018, while amounts for prior years are not adjusted and continue to be reported in accordance with the historic accounting under the previous revenue recognition guidance.

(2) Total assets as of the end of fiscal year 2019 reflect the recognition of right of use assets related to operating leases that were recorded as part of the adoption of new lease accounting guidance in fiscal year 2019 on a modified retrospective basis and are not comparable to total assets of prior years.

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
We conduct substantially all of our activities through our direct wholly-owned subsidiary, NVI, and its subsidiaries. We operate on a retail fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to December 31. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References herein to “fiscal year 2019” relate to the 52 weeks ended December 28, 2019, references herein to “fiscal year 2018” relate to the 52 weeks ended December 29, 2018 and references herein to “fiscal year 2017” relate to the 52 weeks ended December 30, 2017.
Overview
We are one of the largest and fastest growing optical retailers in the United States and a leader in the attractive value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best, no matter what their budget. Our mission is to make quality eye care and eyewear affordable and accessible to all Americans. We achieve this by providing eye exams, eyeglasses and contact lenses to value seeking and lower income consumers. We deliver exceptional value and convenience to our customers, with an opening price point that strives to be among the lowest in the industry, enabled by our low-cost operating platform. We reach our customers through a diverse portfolio of 1,151 retail stores across five brands and 19 consumer websites as of fiscal year end 2019.
Our operations consist of two reportable segments:

•
Owned & Host – As of fiscal year end 2019, our owned brands consisted of 725 America’s Best Contacts and Eyeglasses (“America’s Best”) retail stores and 117 Eyeglass World retail stores. In America’s Best stores, vision care services are provided by optometrists employed by us or by independent professional corporations or similar entities. America’s Best stores are primarily located in high-traffic strip centers next to value-focused retailers. Eyeglass World locations primarily feature eye care services provided by independent optometrists and optometrists employed by independent professional corporations or similar entities and on-site optical laboratories that enable stores to quickly fulfill many customer orders and make repairs on site. Eyeglass World stores are primarily located in freestanding or in-line locations near high-foot-traffic shopping centers. Our host brands consisted of 54 Vista Optical locations on military bases and 29 Vista Optical locations within Fred Meyer stores as of fiscal year end 2019. We have strong, long-standing relationships with our host partners and have maintained each partnership for over 20 years. These brands provide eye exams primarily by independent optometrists. All brands utilize our centralized laboratories. This segment also includes sales from our America’s Best, Eyeglass World, and Military omni-channel websites.

•
Legacy – We manage the operations of, and supply inventory and laboratory processing services to, 226 Vision Centers in Walmart retail locations as of fiscal year end 2019. This strategic relationship with Walmart is in its 30th year. Pursuant to a recent amendment to our management & services agreement with Walmart, we will be adding five additional Vision Centers in Walmart stores in fiscal year 2020. In addition, the amendment also extended the current term of the management & services agreement by six months, to February 23, 2021, and such term will automatically renew for an additional three-year term unless, no later than July 23, 2020, one party provides the other party written notice of non-renewal. Under the management & services agreement, our responsibilities include ordering and maintaining merchandise inventory; arranging the provision of optometry services; providing managers and staff at each location; training personnel; providing sales receipts to customers; maintaining necessary insurance; obtaining and holding required licenses, permits and accreditations; owning and maintaining store furniture, fixtures and equipment; and developing annual operating budgets and reporting. We earn management fees as a result of providing such services and therefore we record revenue related to sales of products and product protection plans to our legacy partner’s customers on a net basis. Our management & services agreement also allows our legacy partner to collect penalties if the Vision Centers do not generate a requisite amount of revenues. No such penalties have been assessed under our current arrangement, which began in 2012. We also sell to our legacy partner merchandise that is stocked in retail locations we manage pursuant to a separate supplier agreement, and provide centralized laboratory services for the finished eyeglasses for our legacy partner’s customers in stores that we manage. We lease space from Walmart within or adjacent to each of the locations we manage and use this space for vision care services provided by independent optometrists or optometrists employed by us or by independent professional corporations or similar entities. During the fiscal year 2019, sales associated with our legacy partner arrangement represented 9.3% of consolidated net revenue. This exposes us to concentration of customer risk.

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

•
AC Lens also distributes contact lenses wholesale to Walmart and Sam’s Club. We incur costs at a higher percentage of sales than other product categories. AC Lens sales associated with Walmart and Sam’s Club contact lenses distribution arrangements represented 8.7% of consolidated net revenue.

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

Reportable segment information is presented on the same basis as our consolidated financial statements, except reportable segment sales are presented on a cash basis, including point of sales for managed care payors and excluding the effects of unearned and deferred revenue, consistent with what our chief operating decision maker (“CODM”) regularly reviews. Reconciliations of segment results to consolidated results include financial information necessary to adjust reportable segment revenues to a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”), specifically the change in unearned and deferred revenues during the period. There are no revenue transactions between reportable segments, and there are no other items in the reconciliations other than the effects of unearned and deferred revenue. See Note 16. "Segment Reporting" in our consolidated financial statements included in Part II. Item 8. of this Form 10-K.
Deferred revenue represents the timing difference of when we collect the cash from the customer and when services related to product protection plans and eye care club memberships are performed. Increases or decreases in deferred revenue during the reporting period represent cash collections in excess of or below the recognition of previous deferrals.
Unearned revenue represents the timing difference of when we collect cash from the customer and delivery/customer acceptance, and includes sales of prescription eyewear during approximately the last seven to 10 days of the reporting period.

Trends and Other Factors Affecting Our Business
Various trends and other factors will affect or have affected our operating results, including:
New Store Openings
We expect that new stores will be a key driver of growth in our net revenue and operating profit in the future. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings. As stores mature, profitability typically increases significantly. The performance of new stores is dependent upon factors such as the time of year of a particular opening, the amount of store pre-opening costs, labor and occupancy costs in the specified market, level of participation in managed care plans, and location, including whether they are in new or existing markets. We typically incur higher than normal employee costs at the time of a new store opening associated with set-up and other opening costs, including training and development of our store associates. The multi-year maturation process of our stores is influenced by customer purchasing behavior in our industry. Consumers return for eye exams every 20 months on average and a considerable majority of our customers are repeat buyers. Our planned store expansion will place increased demands on our operational, managerial, administrative and other resources. Managing our growth effectively will require us to continue to enhance our store management systems, financial and management controls and information technology. We will also be required to hire, train and retain optometric professionals, store management and store personnel, which, together with increased marketing costs, may affect our operating margins.
Comparable Store Sales Growth
Comparable store sales growth is a key driver of our business. Many factors affect comparable store sales, including:

•	consumer preferences, buying trends and overall economic trends including amount and timing of tax refunds;

•	advertising strategies;

•	participation in managed care programs;

•	the recurring nature of eye care purchases;

•	our ability to identify and respond effectively to customer preferences and trends;

•	our ability to provide an assortment of high quality/low cost product offerings that generate new and repeat visits to our stores;

•	foot traffic in retail shopping centers where our stores are predominantly located;

•	the customer experience we provide in our stores;

•	the availability of optometrists and other vision care professionals;

•	our ability to source and receive products accurately and timely;

•	changes in product pricing, including promotional activities;

•	the number of items purchased per store visit;

•	the number of stores that have been in operation for more than 12 months; and

•	impact and timing of weather related store closures.
A new store is included in the comparable store sales calculation during the 13th full fiscal month following the store’s opening. Closed stores are removed from the calculation for time periods that are not comparable. In the past, we have closed stores as a result of poor store performance, lease expiration or non-renewal and/or the terms of our arrangements with our host and legacy partners.
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
Overall Economic Trends
Macroeconomic factors that may affect customer spending patterns, and thereby our results of operations, include employment rates, business conditions, changes in the housing market, the availability of credit, interest rates, tax rates and fuel and energy costs. During periods of economic downturn and uncertainty, our customers especially benefit from our low prices. However, eye care purchases are predominantly a medical necessity and are considered non-discretionary in nature. Therefore, the overall economic environment and related changes in consumer behavior may have less of an impact on our business than for retailers in other industries.
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
Our Ability to Source and Distribute Products Effectively
Our revenue and operating income are affected by our ability to purchase our products in sufficient quantities at competitive prices. While we believe our vendors have adequate capacity to meet our current and anticipated demand, our level of revenue could be adversely affected in the event we face constraints in our supply chain, including the inability of our vendors to produce sufficient quantities of merchandise in a manner that is able to match market demand from our customers. We rely on a small number of vendors to supply the majority of our eyeglass frames, eyeglass lenses and contact lenses, and are thus exposed to supplier concentration risk. In particular, we have agreed to exclusively purchase almost all of our spectacle lenses from one supplier. During fiscal year 2019, 88% of spectacle lens expenditures were from this vendor, 92% of contact lens expenditures were with three vendors and 51% of frame expenditures were with two vendors.

We source merchandise from suppliers located in China, a significant amount of our domestically-purchased merchandise is manufactured in China, and one of our outsourced third-party laboratories is located in China. Historically, tariffs have not materially affected our financial results, and we believe that less than 15% of costs applicable to revenue are subject to tariffs on Chinese imports.  Effective September 1, 2019, the U.S. government implemented a 15% tariff on specified products imported into the U.S. from China and effective February 14, 2020, the 15% tariff was reduced to 7½%. While we have implemented mitigation plans and continue to focus on additional mitigation strategies to offset the impact of tariffs, costs with respect to products subject to these tariffs have increased. If we are unable to mitigate the full impact of the enacted tariffs or if there is a further escalation of tariffs, costs on a significant portion of our products may increase further and our financial results may be negatively affected. In addition, the ongoing coronavirus outbreak in China could impact our product sourcing if the travel restrictions and shutdown of certain businesses in China continues for an extended period of time. While it is too early to predict how the China tariffs or the coronavirus will impact our business, our financial results may also be impacted by consumers’ fear of a prolonged trade war with China, a slowdown in sourcing and an economic slowdown.
Inflation
Substantial increases in product costs due to increases in materials cost or general inflation could lead to greater profitability pressure as we may not be able to pass costs on to consumers. To date, changes in materials prices and general inflation have not materially impacted our business.
Interim Results and Seasonality
Historically, our business has realized a higher portion of net revenue, operating income, and cash flows from operations in the first half of the fiscal year, and a lower portion of net revenue, operating income, and cash flows from operations in the fourth fiscal quarter. The seasonally larger first half of the fiscal year is attributable primarily to the timing of our customers’ income tax refunds and annual health insurance program start/reset periods. Because our target market consists of value seeking and lower income consumers, a delay in the issuance of tax refunds or changes in the amount of tax refunds can have a negative impact on our financial results. Consumers could also alter how they utilize tax refund proceeds. With respect to our fourth quarter results, compared to other retailers, our products and services are less likely to be included in consumer’s holiday spending budgets, therefore reducing spending on personal vision correction during the weeks preceding December 25th of each year. Additionally, although the period between December 25th and the end of our fiscal year is typically a high-volume period, the net revenue associated with substantially all orders of prescription eyeglasses and contact lenses during that period is deferred until January due to our policy of recognizing revenue only after the product has been accepted by the customer.
For fiscal years 2019 and 2018, approximately 23% of our revenues were recorded in the fourth quarter, but approximately 24% of annual SG&A costs were also recorded in the fourth quarter for those years, due to certain SG&A costs being more fixed in nature. In addition to lower revenues in the fourth quarter compared to the other quarters, our fourth quarter operating income may include impairment charges, which may further reduce operating income relative to other quarters.
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
Consolidation in the Industry
Ongoing consolidation activity has created, and further consolidation activity may create, organizations that are involved in virtually every sector of the optical industry, from retail and wholesale to frames, spectacle lenses, and managed vision care. This increased consolidation activity may enable these companies to benefit from purchasing advantages and the ability to leverage management capabilities across a larger business base. Other trends include an increase in private equity-backed consolidation of smaller and mid-size independent practices and the formation of buying groups and similar forms of practice affiliations.

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
Net Revenue
We report as net revenue amounts generated in transactions with retail customers who are the end users of our products, services, and plans. Net product sales include sales of prescription and non-prescription eyewear, contact lenses, and related accessories as well as eye exam services associated with our Americas Best brand’s signature offer of two pairs of eyeglasses and a free eye exam for one low price (“two-pair offer”) to retail customers and sales of inventory in which our customer is another retail entity. Net sales of services and plans include sales of eye exams, eye care club memberships, product protection plans (i.e., warranties), and single service eye care plans in California. Net sales of services and plans also includes fees we earn for managing certain Vision Centers located in Walmart stores and for laboratory services provided to Walmart.
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
Selling, General and Administrative
Selling, general and administrative expenses, or SG&A, include store associate (including optician) payroll, taxes and benefits, occupancy, advertising and promotion, field services, corporate support and other costs associated with the provision of vision care services. Non-capital expenditures associated with opening new stores, including rent, store maintenance, marketing expenses, travel and relocation costs, and training costs, are recorded in SG&A as incurred. SG&A generally fluctuates consistently with revenue due to the variable store, field office and corporate support costs; however, some fixed costs slightly improve as a percentage of net revenue as our net revenues grow over time.
New Store Openings
The total number of new stores per year and the timing of store openings has, and will continue to have, an impact on our results as described above in “—Trends and Other Factors Affecting Our Business.”
Adjusted Comparable Store Sales Growth
We measure Adjusted Comparable Store Sales Growth as the increase or decrease in sales recorded by the comparable store base in any reporting period, compared to sales recorded by the comparable store base in the prior reporting period, which we calculate as follows: (i) sales are recorded on a cash basis (i.e., when the order is placed and paid for or submitted to a managed care payor, compared to when the order is delivered), utilizing cash basis point of sale information from stores; (ii) stores are added to the calculation during the 13th full fiscal month following the store’s opening; (iii) closed stores are removed from the calculation for time periods that are not comparable; (iv) sales from partial months of operation are excluded when stores do not open or close on the first day of the month; and (v) when applicable, we adjust for the effect of the 53rd week. Quarterly, year-to-date and annual adjusted comparable store sales are aggregated using only sales from all whole months of operation included in both the current reporting period and the prior reporting period. When a partial month is excluded from the calculation, the corresponding month in the subsequent period is also excluded from the calculation. There may be variations in the way in which some of our competitors and other retailers calculate comparable store sales. As a result, our adjusted comparable store sales may not be comparable to similar data made available by other retailers.

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
Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income
We define Adjusted EBITDA as net income, plus interest expense, income tax provision (benefit) and depreciation and amortization, as further adjusted to exclude stock compensation expense, debt issuance costs, loss on the extinguishment of debt, asset impairment, new store pre-opening expenses, non-cash rent, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, and other expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total net revenue. We define Adjusted Net Income as net income, adjusted to exclude stock compensation expense, debt issuance costs, loss on extinguishment of debt, asset impairment, new store pre-opening expenses, non-cash rent, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, other expenses, amortization of acquisition intangibles and deferred financing costs, tax benefit of stock option exercises, less the tax effect of these adjustments. Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income are key measures used by management to assess our financial performance. Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income are also frequently used by analysts, investors and other interested parties. We use Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation and to compare our performance against that of other peer companies using similar measures. See “Non-GAAP Financial Measures” for additional information.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net revenue.

In thousands, except percentage and store data	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017
Revenue:
Net product sales	$1,426,136	$1,269,612	$1,129,313
Net sales of services and plans	298,195	267,242	245,995
Total net revenue	1,724,331	1,536,854	1,375,308
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	574,351	511,406	456,078
Services and plans	232,168	202,165	180,888
Total costs applicable to revenue	806,519	713,571	636,966
Operating expenses:
Selling, general and administrative expenses	744,488	687,476	600,010
Depreciation and amortization	87,244	74,339	61,974
Asset impairment	8,894	17,630	4,117
Litigation settlement	—	—	7,000
Other expense, net	3,611	1,487	950
Total operating expenses	844,237	780,932	674,051
Income from operations	73,575	42,351	64,291
Interest expense, net	33,300	37,283	55,536
Debt issuance costs	—	200	4,527
Loss on extinguishment of debt	9,786	—	—
Earnings before income taxes	30,489	4,868	4,228
Income tax provision (benefit)	(2,309)	(18,785)	(38,910)
Net income	$32,798	$23,653	$43,138

Operating data:
Number of stores open at end of period	1,151	1,082	1,013
New stores opened during the period	75	74	76
Adjusted EBITDA	$200,681	$174,365	$158,442

	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017
Percentage of net revenue:
Total costs applicable to revenue	46.8%	46.4%	46.3%
Selling, general and administrative	43.2%	44.7%	43.6%
Total operating expenses	49.0%	50.8%	49.0%
Income from operations	4.3%	2.8%	4.7%
Net income	1.9%	1.5%	3.1%
Adjusted EBITDA	11.6%	11.3%	11.5%

Fiscal Year 2019 compared to Fiscal Year 2018
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for fiscal year 2019 compared to fiscal year 2018.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2019		Fiscal Year 2018
Owned & Host segment
America’s Best	7.1%	7.2%	725	657	$1,108,760	64.3%	$971,384	63.2%
Eyeglass World	5.8%	6.8%	117	115	178,841	10.4%	163,932	10.7%
Military	1.4%	(5.7)%	54	54	23,694	1.4%	23,748	1.5%
Fred Meyer	(4.4)%	(2.2)%	29	29	13,705	0.8%	14,338	0.9%
Owned & Host segment total			925	855	$1,325,000	76.9%	$1,173,402	76.3%
Legacy segment	3.1%	0.6%	226	227	160,049	9.3%	154,412	10.0%
Corporate/Other	—	—	—	—	245,218	14.2%	212,427	13.8%
Reconciliations	—	—	—	—	(5,936)	(0.4)%	(3,387)	(0.1)%
Total	6.5%	6.7%	1,151	1,082	$1,724,331	100.0%	$1,536,854	100.0%
Adjusted Comparable Store Sales Growth(3)	6.2%	5.7%
_________

(1)
We calculate total comparable store sales based on consolidated net revenue excluding the impact of (i) Corporate/Other segment net revenue, (ii) sales from stores opened less than 13 months, (iii) stores closed in the periods presented, (iv) sales from partial months of operation when stores do not open or close on the first day of the month and (v) if applicable, the impact of a 53rd week in a fiscal year. Brand-level comparable store sales growth is calculated based on cash basis revenues consistent with what the CODM reviews, and consistent with reportable segment revenues presented in Note 16. "Segment Reporting" in our consolidated financial statements included in Part II. Item 8. of this Form 10-K, with the exception of the Legacy segment, which is adjusted as noted in clause (ii) of footnote (3) below.

(2)	Percentages reflect line item as a percentage of net revenue, adjusted for rounding.

(3)
There are two differences between total comparable store sales growth based on consolidated net revenue and Adjusted Comparable Store Sales Growth: (i) Adjusted Comparable Store Sales Growth includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in a decrease of 0.1% and a decrease of 0.8% from total comparable store sales growth based on consolidated net revenue for fiscal year 2019 and fiscal year 2018, respectively, and (ii) Adjusted Comparable Store Sales Growth includes retail sales to the legacy partner’s customers (rather than the revenues recognized consistent with the management & services agreement with the legacy partner), resulting in a decrease of 0.2% from total comparable store sales growth based on consolidated net revenue for each of the fiscal years 2019 and 2018.

Total net revenue of $1,724.3 million for fiscal year 2019 increased $187.4 million, or 12.2%, from $1,536.9 million for fiscal year 2018. This increase was driven approximately 41% by new stores, approximately 45% by comparable store sales growth and approximately 14% by order volume in our AC Lens business within the Corporate/Other segment.
During fiscal year 2019, we opened 75 new stores, including 71 new America’s Best stores and four new Eyeglass World stores. Additionally, we closed three America’s Best stores and two Eyeglass World stores, for a total of 68 and two net new America’s Best and Eyeglass World stores, respectively. We closed one Legacy store during fiscal year 2019 as a result of our Legacy partner’s decision to cease its overall operations at the location. Overall, store count grew 6.4% from the end of fiscal year 2018 to the end of fiscal year 2019.
Comparable store sales growth and Adjusted Comparable Store Sales Growth were 6.5% and 6.2%, respectively, for fiscal year 2019. Comparable store sales growth and Adjusted Comparable Store Sales Growth were driven primarily by increases in average ticket and customer transactions. We believe the increases in net revenue were primarily due to execution of our key strategies, including new store openings and maturation, advertising and expansion of our participation in managed care programs as well as our expanded contact lens distribution business with Walmart.

Net product sales comprised 82.7% and 82.6% of total net revenue for fiscal years 2019 and 2018, respectively. Net product sales increased $156.5 million, or 12.3% during fiscal year 2019 compared to fiscal year 2018, driven primarily by eyeglass sales and, to a lesser extent, unit growth in our AC Lens contact lens distribution business and contact lens sales. Net sales of services and plans increased $31.0 million, or 11.6%, driven primarily by eye exam sales in our Owned & Host segment, resulting from expanded participation in managed care programs and our store count growth.
As a result of changes in applicable California law, certain optometrists employed by FirstSight were transferred to a professional corporation that contracts directly with our Legacy segment in the fourth quarter of fiscal year 2018, similar to optometrist transfers that occurred in the third quarter of 2017. This completed the transfer of optometrists from FirstSight to our Legacy segment. This change led to an increase in Legacy segment eye exam revenue and optometrist payroll costs of $3.3 million and $3.6 million, respectively, in fiscal year 2019. A corresponding decrease was recorded in our FirstSight subsidiary within the Corporate/Other segment. Therefore, the change had no impact on consolidated income from operations.
Owned & Host segment net revenue. Net revenue increased $151.6 million, or 12.9%, due to new store openings and comparable store sales growth, which increased sales across our product categories. The growth was predominantly driven by performance in America’s Best and Eyeglass World.
Legacy segment net revenue. Net revenue grew $5.6 million, or 3.7%, primarily driven by higher eye exam sales and an increase in average ticket, partially offset by a decline in customer transactions. The increased eye exam sales were the result of changes to our FirstSight operations required by changes in applicable California law discussed above. The FirstSight operations changes resulted in a favorable impact of approximately 180 basis points in comparable store sales growth in this segment.
Corporate/Other segment net revenue. Net revenue increased $32.8 million, or 15.4%, driven by unit growth in our AC Lens contact lens distribution business and our online retail business, which was partially offset by a $3.3 million reduction in sales as a result of the FirstSight operations changes discussed above.
Net revenue reconciliations. Reconciliations for fiscal year 2019 and fiscal year 2018 include increases in deferred revenue of $5.1 million and $3.9 million, respectively and an increase in unearned revenue of $0.8 million and a decrease in unearned revenue of $0.5 million, respectively. The increase in deferred revenue for fiscal year 2019 was driven by growth in eye care club membership sales.
Differences between the changes in unearned revenue for fiscal year 2019 and fiscal year 2018 were primarily the result of calendar influences on sales of prescription eyewear in our stores during approximately the last seven to 10 days of the current quarters compared to the preceding years. Unearned revenue was higher at the end of fiscal year 2017 compared to the end of fiscal year 2018 due to sales volume differences caused by shifts in the number of selling days after December 25th. The higher balance of unearned revenue at the beginning of fiscal year 2018 compared to the beginning of fiscal year 2019 resulted in more unearned revenue being recognized during fiscal year 2018 than for fiscal year 2019.
Costs applicable to revenue
Costs applicable to revenue of $806.5 million for fiscal year 2019 increased $92.9 million, or 13.0%, from $713.6 million for fiscal year 2018. As a percentage of net revenue, costs applicable to revenue increased from 46.4% for fiscal year 2018 to 46.8% for fiscal year 2019. This increase as a percentage of net revenue was primarily driven by increased net revenue from AC Lens contact lens distribution business growth. Additionally, higher eyeglass margin and higher mix of exam sales as a result of the Company's growing managed care business were partially offset by higher optometrist costs due to planned increases in store coverage and to a lesser extent wage pressure in certain geographic markets.
Costs of products as a percentage of net product sales was 40.3% for fiscal year 2018 and fiscal year 2019, as costs related to our growing AC Lens business offset higher eyeglass margin. Our AC Lens net revenue grew faster than our store brands revenue during fiscal year 2019, and AC Lens had a higher cost of products as a percentage of net revenue than our other store brands.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales decreased from 29.4% for fiscal year 2018 to 28.9% for fiscal year 2019 driven by higher eyeglass margin.

Legacy segment costs of products. Costs of products as a percentage of net product sales increased from 45.2% for fiscal year 2018 to 46.2% for fiscal year 2019. The increase was primarily driven by a higher mix of non-managed care customer transactions. Decreases in managed care mix increase costs of products as a percentage of net product sales and have a corresponding positive impact on costs of services as a percentage of net sales of services and plans in our Legacy segment. Legacy segment managed care net product revenue is recorded in net product sales while revenue associated with servicing non-managed care customers is recorded in net sales of services and plans. Eyeglass and contact lens product costs for both managed care and non-managed care net revenue are recorded in costs of products.
Costs of services and plans as a percentage of net sales of services and plans increased from 75.6% for fiscal year 2018 to 77.9% for fiscal year 2019. The increase was primarily driven by higher optometrist costs as described above, partially offset by increased eye exam sales as a result of increased managed care transactions.
Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 82.2% for fiscal year 2018 to 83.2% for fiscal year 2019. The increase was driven by higher optometrist costs as described above, partially offset by increased eye exam sales as a result of increased managed care transactions. Eye exams purchased by managed care customers are excluded from our signature two-pair offer at our America’s Best brand, and are therefore recorded as services revenue. See Note 1. “Business and Significant Accounting Policies” in Part II. Item 8. of this Form 10-K for additional information regarding our revenue recognition accounting policy.
Legacy segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 40.1% for fiscal year 2018 to 46.3% for fiscal year 2019. The increase was primarily driven by increased optometrist costs, partially offset by increased eye exam sales. The higher optometrist costs and increased eye exam sales were both primarily the result of the FirstSight operations changes discussed above.
Selling, general and administrative
SG&A of $744.5 million for fiscal year 2019 increased $57.0 million, or 8.3%, from fiscal year 2018. As a percentage of net revenue, SG&A decreased from 44.7% for fiscal year 2018 to 43.2% for fiscal year 2019. The decrease in SG&A as a percentage of net revenue was primarily due to increased net revenue from our AC Lens contact lens distribution business, store payroll leverage and lower stock-based compensation expense.
Owned & Host SG&A. SG&A as a percentage of net revenue decreased from 39.0% for fiscal year 2018 to 38.4% for fiscal year 2019, driven primarily by store payroll leverage.
Legacy segment SG&A. SG&A as a percentage of net revenue increased from 35.0% for fiscal year 2018 to 35.1% for fiscal year 2019.
Depreciation and amortization
Depreciation and amortization expense of $87.2 million for fiscal year 2019 increased $12.9 million, or 17.4%, from $74.3 million for fiscal year 2018 primarily driven by new store openings, as well as investments in optical laboratories, distribution centers and information technology infrastructure, including omni-channel platform related investments. Our property and equipment balance, net, increased $11.7 million, or 3.3%, during fiscal year 2019, reflective of $96.3 million in purchases of property and equipment, $9.7 million in new finance leases, less $79.6 million in depreciation expense and $14.7 million in impairment and other adjustments.
Asset impairment
We recognized asset impairment expenses of $8.9 million in fiscal year 2019 compared to $17.6 million recognized in fiscal year 2018. Expenses recognized in fiscal year 2019 were related to impairments of long-lived tangible assets at our retail stores and right of use (“ROU”) assets related to our retail stores. During fiscal year 2018, we recognized $11.4 million and $3.7 million of goodwill impairment at our Fred Meyer and Military brands, respectively, which did not recur in the current year, as well as $2.5 million for impairment of tangible long-lived assets at our retail stores. The increase in store asset impairment charges during fiscal year 2019 was primarily related to our Owned & Host segment. Long-lived and ROU asset impairments were driven by lower than projected customer sales volume in certain stores, and were determined using entity-specific assumptions related to our anticipated use of store assets. Asset impairment expenses were recognized in Corporate/Other. See “Critical Accounting Policies and Estimates” below for details regarding specific testing performed on various long-lived assets.

Interest expense, net
Interest expense, net, of $33.3 million for fiscal year 2019 decreased $4.0 million, or 10.7%, from $37.3 million for fiscal year 2018. Interest expense, net decreased $5.3 million primarily as a result of term loan refinancings and credit rating upgrades in 2019 and 2018, partially offset by $1.3 million in additional interest expense relating to finance lease obligations during the fiscal year 2019.
Income tax provision
Our income tax expense for fiscal year 2019 reflected income tax expense at our statutory federal and state rate of 25.5%, offset by a discrete benefit of $10.1 million associated primarily with the exercise of stock options. During fiscal year 2018, our expected combined statutory federal and state rate was reduced by a $25.5 million income tax benefit resulting from stock option exercises.

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
_________

(1)
We calculate total comparable store sales based on consolidated net revenue excluding the impact of (i) Corporate/Other segment net revenue, (ii) sales from stores opened less than 13 months, (iii) stores closed in the periods presented, (iv) sales from partial months of operation when stores do not open or close on the first day of the month and (v) if applicable, the impact of a 53rd week in a fiscal year. Brand-level comparable store sales growth is calculated based on cash basis revenues consistent with what the CODM reviews, and consistent with reportable segment revenues presented in Note 16. "Segment Reporting" in our consolidated financial statements included in Part II. Item 8. of this Form 10-K, with the exception of the Legacy segment, which is adjusted as noted in clause (ii) of footnote (3) below.

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
Differences between the change in unearned revenue for fiscal year 2018 and fiscal year 2017 were primarily the result of calendar influences on cash basis sales of prescription eyewear in our stores during approximately the last seven to 10 days of the respective year. Unearned revenue was higher in December 2017 compared to December 2018 due to the sales volume during the last week of the fiscal year. Sales during the last week of fiscal year 2017 slightly exceeded the sales during last week of fiscal year 2018 impacted by shifts in selling days. These factors resulted in an overall decrease in unearned revenue in fiscal year 2018 when compared to fiscal year 2017.
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
Selling, general and administrative
SG&A of $687.5 million for fiscal year 2018 increased $87.5 million, or 14.6%, from fiscal year 2017. As a percentage of net revenue, SG&A increased from 43.6% for fiscal year 2017 to 44.7% for fiscal year 2018. The increase as a percentage of net revenue was primarily due to stock compensation expense, cash expenses pursuant to a long-term incentive plan for non-executive employees, advertising expenses and incremental corporate expenses as a result of becoming a public company in the fourth quarter of fiscal year 2017, partially offset by a monitoring agreement termination fee paid to KKR and Berkshire in connection with the completion of our initial public offering (“IPO”) in the fourth quarter of fiscal year 2017 that did not recur.
Owned & Host segment SG&A. SG&A as a percentage of net revenue increased from 38.9% for fiscal year 2017 to 39.0% for fiscal year 2018 in the Owned & Host segment.
Legacy segment SG&A. SG&A as a percentage of net revenue increased from 34.3% for fiscal year 2017 to 35.0% for fiscal year 2018 in the Legacy segment driven primarily by higher store payroll as a percentage of net revenue.

Depreciation and amortization
Depreciation and amortization expense of $74.3 million for fiscal year 2018 increased $12.4 million, or 20.0%, from $62.0 million for fiscal year 2017 primarily driven by new store openings, as well as investments in optical laboratories, distribution centers and information technology infrastructure, including omni-channel platform related investments. Beginning in 2015, we accelerated our unit growth to approximately 75 new stores annually. We also invested in more efficient lab and information technology to support our growth. Many of these incremental investments have depreciable lives in the five to eight year categories; therefore, we expect depreciation expense to continue to outpace revenue growth over the next few years. In recent years, a higher percentage of our new store leases were deemed capital leases, further incurring depreciation expense.
Our property and equipment balance, net increased $52.8 million, or 17.5%, during fiscal year 2018, and included $107.8 million in purchases of property and equipment, $14.3 million in new capital leases, less $66.0 million in depreciation expense and $3.3 million in impairment and other adjustments.
Impairment of goodwill and other long-lived assets
Impairment expenses of $17.6 million were recorded for fiscal year 2018 compared to $4.1 million for fiscal year 2017. See “Critical Accounting Policies and Estimates” below for details regarding specific testing performed on various long-lived assets. During fiscal year 2018, $11.4 million and $3.7 million of goodwill impairment was identified at our Fred Meyer and Military brands, respectively. These impairment charges were primarily caused by sales underperformance resulting from decreases in projected customer transaction volume. For certain brands, including Fred Meyer and Military, the number of locations in which we operate has not increased. Further, the Company has limited control over advertising and traffic. As such, small changes in the revenue growth assumptions at such brands can result in goodwill impairment. The remaining fiscal year 2018 impairment charges of $2.5 million related to our retail store long-lived assets resulting from decreased cash flow projections at individual stores.
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

Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income
We define EBITDA as net income, plus interest expense, income tax provision (benefit) and depreciation and amortization. We define Adjusted EBITDA as EBITDA, further adjusted to exclude stock compensation expense, debt issuance costs, loss on the extinguishment of debt, asset impairment, new store pre-opening expenses, non-cash rent, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, and other expenses. We describe these adjustments reconciling net income to EBITDA and Adjusted EBITDA in the tables below. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total net revenue. We define Adjusted Net Income as net income, further adjusted to exclude stock compensation expense, debt issuance costs, loss on extinguishment of debt, asset impairment, new store pre-opening expenses, non-cash rent, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, amortization of acquisition intangibles and deferred financing costs, tax benefit of stock option exercises, less the tax effect of these adjustments. We describe these adjustments reconciling net income to Adjusted Net Income in the tables below.
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
The following table reconciles our net income to EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income for the periods presented:

In thousands	Fiscal Year 2019		Fiscal Year 2018		Fiscal Year 2017
Net income	$32,798	1.9%	$23,653	1.5%	$43,138	3.1%
Interest expense	33,300	1.9%	37,283	2.4%	55,536	4.0%
Income tax provision (benefit)	(2,309)	(0.1)%	(18,785)	(1.2)%	(38,910)	(2.8)%
Depreciation and amortization	87,244	5.1%	74,339	4.8%	61,974	4.5%
EBITDA	151,033	8.8%	116,490	7.6%	121,738	8.9%

Stock compensation expense (a)	12,670	0.7%	20,939	1.4%	5,152	0.4%
Debt issuance costs (b)	—	—%	200	—%	4,527	0.3%
Loss on extinguishment of debt (c)	9,786	0.6%	—	—%	—	—%
Asset impairment (d)	8,894	0.5%	17,630	1.1%	4,117	0.3%
Non-cash inventory write-offs (e)	—	—%	—	—%	2,271	0.2%
Management fees (f)	—	—%	—	—%	5,263	0.4%
New store pre-opening expenses (g)	3,334	0.2%	2,229	0.1%	2,531	0.2%
Non-cash rent (h)	3,208	0.2%	2,801	0.2%	1,919	0.1%
Litigation settlement (i)	—	—%	—	—%	7,000	0.5%
Secondary offering expenses (j)	401	—%	2,451	0.2%	—	—%
Management realignment expenses (k)	2,155	0.1%	—	—%	—	—%
Long-term incentive plan(l)	2,830	0.2%	7,040	0.5%	—	—%
Other (m)	6,370	0.4%	4,585	0.3%	3,924	0.3%
Adjusted EBITDA/ Adjusted EBITDA Margin	$200,681	11.6%	$174,365	11.3%	$158,442	11.5%
Note: Percentages reflect line item as a percentage of net revenue

In thousands	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017
Net income	$32,798	$23,653	$43,138
Stock compensation expense (a)	12,670	20,939	5,152
Debt issuance costs (b)	—	200	4,527
Loss on extinguishment of debt (c)	9,786	—	—
Asset impairment (d)	8,894	17,630	4,117
Non-cash inventory write-offs (e)	—	—	2,271
Management fees (f)	—	—	5,263
New store pre-opening expenses (g)	3,334	2,229	2,531
Non-cash rent (h)	3,208	2,801	1,919
Litigation settlement (i)	—	—	7,000
Secondary offering expenses (j)	401	2,451	—
Management realignment expenses (k)	2,155	—	—
Long-term incentive plan expense(l)	2,830	7,040	—
Other (m)	6,370	4,585	3,924
Amortization of acquisition intangibles and deferred financing costs (n)	8,694	9,253	14,481
Tax benefit of stock option exercises(o)	(10,089)	(25,544)	—
Tax legislation adjustment (p)	—	—	(42,089)
Tax effect of total adjustments (q)	(14,933)	(13,309)	(20,475)
Adjusted Net Income	$66,118	$51,928	$31,759
____________

(a)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and performance vesting conditions.

(b)
For fiscal year 2018, fees associated with the issuance of new term loans during the fourth quarter of fiscal year 2018. For fiscal year 2017, includes $2.7 million of fees associated with the borrowing of $175.0 million in additional principal under our first lien credit agreement and $1.8 million of fees associated with the refinancing of our first lien credit agreement.

(c)	For fiscal year 2019, reflects write-off of deferred financing fees related to the extinguishment of debt.

(d)
Reflects write-off of property and equipment on closed or underperforming stores for fiscal year 2019; non-cash charges related to impairment of long-lived assets, primarily goodwill in our Military and Fred Meyer brands for fiscal year 2018; and write-off of a cost basis investment, and impairment of capitalized software and property and equipment for fiscal year 2017.

(e)	Reflects write-offs of inventory relating to the expiration of a specific type of contact lens that could not be sold and required disposal.

(f)
Reflects management fees paid to KKR and Berkshire in accordance with our monitoring agreement with them. The monitoring agreement was terminated automatically in accordance with its terms upon the consummation of the IPO in October 2017.

(g)
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

(h)	Consists of the non-cash portion of rent expense, which reflects the extent to which our straight-line rent expense recognized under GAAP exceeds or is less than our cash rent payments.

(i)
Expenses associated with settlement of litigation. See Part I. Item 3. “Legal Proceedings” and Note 13. “Commitments and Contingencies” in our consolidated financial statements included in Part II. Item 8. of this Form 10-K for further details.

(j)	Expenses related to our secondary public offerings during fiscal years 2018 and 2019.

(k)	Expenses related to a non-recurring management realignment described in our Current Report on Form 8-K filed with the SEC on January 10, 2019.

(l)
Expenses pursuant to a long-term incentive plan for non-executive employees who were not participants in the management equity plan for fiscal year 2019. This plan was effective in 2014 following the acquisition of the Company by affiliates of KKR & Co. Inc. (the "KKR Acquisition"). During fiscal year 2018, a $4.6 million cash payout was triggered as a result of the second secondary offering of common stock by KKR and other selling shareholders. The remaining $2.4 million relates to the third secondary offering and was accrued but not paid as of fiscal year end 2018.

(m)
Other adjustments include amounts that management believes are not representative of our operating performance (amounts in brackets represent reductions in Adjusted EBITDA and Adjusted Net Income) including our share of losses on equity method investments of $1.8 million, $1.3 million and $1.0 million for the fiscal years 2019, 2018 and 2017, respectively; the amortization impact of the KKR Acquisition-related adjustments (e.g., fair value of leasehold interests) of $0.5 million, $0.4 million and $(0.3) million for the fiscal years 2019, 2018 and 2017, respectively; expenses related to preparation for being an SEC registrant that were not directly attributable to our IPO and therefore not charged to equity of $1.8 million for the fiscal year 2017; differences between the timing of expense versus cash payments related to contributions to charitable organizations of $(1.0) million for each of the fiscal years 2018 and 2017; costs of severance and relocation of $2.3 million, $1.0 million and $1.4 million, for the fiscal years 2019, 2018 and 2017, respectively; excess payroll taxes related to stock option exercises of $0.8 million and $1.8 million for fiscal year 2019 and 2018, respectively; and other expenses and adjustments totaling $1.0 million, $1.1 million and $1.0 million for fiscal years 2019, 2018 and 2017, respectively.

(n)
Amortization of the increase in carrying values of finite-lived intangible assets resulting from the application of purchase accounting to the KKR Acquisition of $7.4 million for each of the fiscal years 2019, 2018 and 2017; and 2) Amortization of debt discounts associated with the March 2014 term loan borrowings in connection with the KKR Acquisition and, to a lesser extent, amortization of debt discounts associated with the May 2015 and February 2017 incremental First Lien - Term Loan B and the November 2017 First Lien - Term Loan B refinancing, aggregating to $1.3 million, $1.9 million and $7.1 million of additional expense for fiscal years 2019, 2018 and 2017, respectively. The $7.1 million additional expense for fiscal year 2017 includes a $3.3 million write-off of debt discounts associated with the repayment of the entire $125.0 million second lien term loan balance.

(o)
Tax benefit associated with accounting guidance adopted at the beginning of fiscal year 2017 (Accounting Standards Update 2016-09, Compensation - Stock Compensation), requiring excess tax benefits related to stock option exercises to be recorded in earnings as discrete items in the reporting period in which they occur.

(p)
The adjustment represents re-measuring and reassessing the net realizability of our deferred tax assets and liabilities during fiscal year 2017. See Note 6. “Income Taxes” in Part II. Item 8. of this Form 10-K for additional information regarding the Tax Legislation.

(q)	Represents the income tax effect of the total adjustments, at our combined statutory federal and state income tax rates.
Liquidity and Capital Resources
We principally rely on cash flows from operations as our primary source of liquidity and, if needed, up to $300.0 million in revolving loans under our Revolving Credit Facility (as defined below). Our primary cash needs are for inventory, payroll, store rent, capital expenditures associated with new stores and updating existing stores, as well as information technology and infrastructure, including our corporate office, distribution centers and laboratories. The most significant components of our operating assets and liabilities are inventories, accounts receivable, prepaid expenses and other assets, accounts payable, deferred and unearned revenue and other payables and accrued expenses. Due to the seasonality of our business, any borrowings would generally occur in the fourth or first quarters as we prepare for our peak season, which is the first half of the fiscal year. We believe that cash expected to be generated from operations and the availability of borrowings under the Revolving Credit Facility will be sufficient for our working capital requirements, liquidity obligations, anticipated capital expenditures and payments due under our existing credit facilities for at least the next 12 months.
As of fiscal year end 2019, we had $39.3 million in cash and cash equivalents and $146.3 million of availability under our Revolving Credit Facility, which includes $5.7 million in outstanding letters of credit.
We purchased $101.3 million in capital items during fiscal year 2019. Approximately 80% of our capital spend is related to our expected growth (i.e., new stores, optometric equipment, additional capacity in our optical laboratories and distribution centers, and our IT infrastructure, including omni-channel platform related investments). Our working capital requirements for inventory will increase as we continue to open additional stores. We primarily fund our working capital needs using cash provided by operations.
The following table summarizes cash flows provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

In thousands	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017
Cash flows provided by (used for):
Operating activities	$165,081	$106,628	$90,252
Investing activities	(100,631)	(104,221)	(94,583)
Financing activities	(42,141)	10,397	3,838
Net increase (decrease) in cash, cash equivalents and restricted cash	$22,309	$12,804	$(493)

Net Cash Provided by Operating Activities
Cash flows provided by operating activities increased by $58.5 million to $165.1 million, or 54.8%, during the fiscal year 2019 from $106.6 million during fiscal year 2018. The increase in net cash provided by operating activities consisted of an increase in net income by $9.1 million and an increase in non-cash expense items of $26.4 million including loss on extinguishment of debt of $9.8 million, deferred income tax expense of $17.0 million, depreciation and amortization of $12.3 million, and $4.3 million in other non-cash expenses, partially offset by a decrease of asset impairment charges of $8.7 million and a decrease of stock compensation expense of $8.3 million.
In addition, decreases in net working capital and other assets and liabilities contributed an additional $22.9 million in cash compared to fiscal year 2018. Decreases in other assets contributed $17.1 million in year-over-year cash, primarily from decreases in prepaid advertising and rent-related items. The year-over-year cash contribution of $12.9 million from inventories in fiscal year 2019 was primarily a result of decreased year-over-year inventory expenditures. The Company commenced a forward inventory purchase program in fiscal year 2018 and continued this program to a lesser extent in fiscal year 2019. Additionally, accounts receivable balances contributed $7.7 million in year-over-year cash, reflective of year-over-year decreases in outstanding credit card receivables, partially offset by increases in our managed care receivables as a result of increased participation in managed care programs which historically have a longer collection cycle than trade and credit card receivables. Increases in deferred revenue contributed an additional $1.3 million in year over year cash.
Offsetting these items were decreases in accounts payable during fiscal year 2019 which used $10.8 million in year-over-year cash, primarily due to timing of payments. In addition, decreases in other liabilities used $5.2 million in year-over-year cash, primarily related to decreases in accrued liabilities related to capital expenditures after the completion of our Texas lab partially offset by increases in payroll related accruals due to timing.
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
The increase in net working capital and other assets and liabilities during the fiscal year 2018 was primarily due to increases in inventories of $28.7 million, accounts receivable of $14.6 million, and other assets of $7.0 million. Increases in inventory are generally expected each period, and reflect our growth in sales of products, including product replenishment needs at existing stores and inventory needed to outfit new stores. The increase in inventory also reflects an opportunistic forward buy of approximately $10.0 million during the fourth quarter of 2018. Increases in accounts receivable generally reflect overall revenue growth, but primarily reflect an increase in credit card transactions the last week of fiscal year 2018. The increase in other assets is also reflective of overall store count growth such as prepaid advertising, prepaid rent, and prepaid store supplies. These changes were partially offset by increases in accounts payable of $7.9 million, deferred revenues of $3.8 million and accrued expenses and other liabilities of $12.6 million. Increases in accounts payable reflect the timing of payments to vendors. Increases in deferred revenues are consistent with increases in cash basis sales of product protection plans and eyecare club memberships. Increases in accrued expenses and other liabilities were primarily due to new store growth. We opened 74 new stores during fiscal year 2018, with five closures.
With limited exception, due to overall store count growth and increases in the scale of our business, on an annual basis increases in working capital and other assets and liabilities are expected, with the net impact being overall use of cash.
We opened 76 new stores during fiscal year 2017, with six closures. The increase in net working capital and other assets and liabilities during the fiscal year 2017 was primarily due to an increase in inventories of $9.6 million, accounts receivable of $16.9 million, other assets of $2.1 million and a decrease in accounts payable of $3.7 million. These changes were partially offset by an increase in accrued expenses and other liabilities of $15.0 million and deferred revenues of $6.8 million. Increases in accrued expenses and other liabilities included a $7.0 million litigation settlement discussed in Note 13. “Commitments and Contingencies” in in our consolidated financial statements included in Part II. Item 8. of this Form 10-K.

Net Cash Used for Investing Activities
Net cash used for investing activities decreased by $3.6 million, to $100.6 million, during fiscal year 2019 from $104.2 million during fiscal year 2018. The decrease was primarily due to capital investments made in the prior year for our Texas lab not recurring in the current year as well as timing of new store capital investments.
Net cash used for investing activities increased by $9.6 million, to $104.2 million, during fiscal year 2018 from $94.6 million during fiscal year 2017. The change in cash used for investing activities included an increase of $11.3 million in purchases of property and equipment to support our store growth, including new stores, improvements to our optical laboratories and distribution centers and continued development of our IT infrastructure. During fiscal year 2017, we made an investment of $1.5 million in a secured convertible promissory note to our equity method investee as discussed in Note 10. “Equity in Net Assets of Non-Consolidated Investee” in our consolidated financial statements included in Part II. Item 8. of this Form 10-K. No investments were made during fiscal year 2018.
Net Cash Provided by (Used for) Financing Activities
Net cash provided by (used for) financing activities decreased $52.5 million, from $10.4 million provision of cash to $42.1 million use of cash during fiscal year 2019. The change in cash provided by (used for) financing activities was due to the repurchase of shares of common stock of the Company of $25.6 million during fiscal year 2019, a $25.0 million voluntary prepayment of outstanding principal under the Term Loan of its Credit Agreement and lower proceeds from the issuance of common stock as compared to fiscal year 2018.
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
Long-term Debt
The following table sets forth the amounts owed under our first lien Credit Agreement and the interest rate on such outstanding amounts, and the amount available for additional borrowing thereunder, as of the end of fiscal year 2019:

In thousands, except percentage data	Interest Rate (2)	Amount Outstanding	Amount Available for Additional Borrowing
Term Loan, due July 18, 2024	Variable	392,375	—
Revolving Credit Facility, due July 18, 2024(1)	Variable	148,000	146,269
Total		$540,375	$146,269
____________

(1)	At December 28, 2019, the amount available under our Revolving Credit Facility reflected a reduction of $5.7 million of letters of credit outstanding.

(2)
The interest rate on the Term Loan and Revolving Credit Facility pursuant to the Credit Agreement is at an Applicable Margin of 1.50% for LIBOR Loans, and an Applicable Margin of 0.50% for the new term loans that are ABR Loans, as of fiscal year end 2019.

Term Loan and Revolving Credit Facility - Joinder and Amendment and Restatement Agreement
On July 18, 2019 (the “Closing Date”), the credit agreement, dated as of October 9, 2018 (the “Existing Credit Agreement”), by and among Nautilus Acquisition Holdings, Inc. (“Holdings”), a Delaware corporation and a wholly-owned subsidiary of the Company, NVI, Goldman Sachs Bank USA, as administrative agent and collateral agent, and the lenders from time to time party thereto and the other parties thereto, was amended and restated pursuant to that certain Joinder and Amendment and Restatement Agreement, dated as of July 18, 2019 (the “Restatement Agreement”) by and among Holdings, NVI, as borrower, certain subsidiaries of NVI, as guarantors, Goldman Sachs Bank USA, as former administrative agent and collateral agent, Bank of America, N.A., as new administrative agent and collateral agent, and the lenders from time to time party thereto (the Existing Credit Agreement, as amended and restated by the Restatement Agreement, the “Credit Agreement”).
The Existing Credit Agreement was amended and restated to, among other things, (i) establish new first lien term loans in an aggregate principal amount of $420.0 million (the “Term Loan”) to repay all principal, interest fees and other amounts outstanding under the Existing Credit Agreement immediately prior to the Closing Date, (ii) establish a new revolving credit facility in an aggregate principal amount of $300.0 million (the “Revolving Credit Facility”), of which $148.0 million was drawn as of closing and (iii) replace Goldman Sachs Bank USA with Bank of America, N.A. as administrative agent and collateral agent under the Credit Agreement and related documentation. In connection with the principal repayments of our existing debt, the Company wrote off associated deferred debt issuance costs of $6.0 million and associated unamortized debt discount of $3.8 million in 2019.
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
In addition, pursuant to the Restatement Agreement, solely with respect to the Term Loan, commencing on the fiscal quarter ending on December 28, 2019, Holdings will not permit (i) the Consolidated Total Debt to Consolidated EBITDA Ratio, as defined in the Credit Agreement, as of the last day of any fiscal quarter of Holdings to be greater than 4.75 to 1.00 for the first two years, and 4.50 to 1.00 thereafter, subject to certain step-ups after the consummation of a Material Acquisition, as defined in the Credit Agreement, or (ii) the Consolidated Interest Coverage Ratio of Holdings, as defined in the Credit Agreement, as of the last day of any fiscal quarter of Holdings to be less than 3.00 to 1.00. We were in compliance with all covenants related to the Credit Agreement as of December 28, 2019.
The Credit Agreement also contains covenants that, among other things, limit NVI’s ability to incur additional debt, create liens against assets, make acquisitions, pay dividends or distributions on its stock, merge or consolidate with another entity and transfer or sell assets.
Capital Expenditures

In thousands	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017
New stores (owned brands)	$37,734	$47,389	$41,894
Laboratories, distribution centers and optometric equipment	19,690	23,829	23,269
Information technology and other	43,901	33,275	28,056
Total	$101,325	$104,493	$93,219

We expect capital expenditures in fiscal year 2020 to be approximately between $100 million and $105 million and to be used primarily in supporting the Company’s growth through investments in new stores and information technology improvements. We expect to fund capital expenditures with cash flows from operations, but may also use existing cash balances or funds available through our Revolving Credit Facility.
Contractual Obligations and Commercial Commitments
As of fiscal year end 2019, our lease commitments and contractual obligations are as follows:

In thousands	2020	2021	2022	2023	2024	Thereafter	Total
Term Loan(a)	$10,500	$10,500	$13,125	$21,000	$337,250	$—	$392,375
Revolving Credit Facility(b)	—	—	—	—	148,000	—	148,000
Estimated interest(c)	16,932	15,625	15,313	14,804	7,905	—	70,579
Noncancelable operating leases(d)	67,240	74,451	67,115	59,981	53,036	130,762	452,585
Finance leases(e)	6,742	7,127	7,062	6,088	4,520	15,561	47,100
Other commitments(f)	23,467	24,917	8,367	3,710	—	—	60,461
Total	$124,881	$132,620	$110,982	$105,583	$550,711	$146,323	$1,171,100
____________

(a)
Principal under the Term Loan is payable in equal quarterly installments of $2.625 million through the third quarter of 2022 and $5.25 million each quarter through the second quarter of 2024 when the outstanding principal balance of $326.75 million is due.

(b)
No principal payments are required on the Revolving Credit Facility until the third quarter of 2024 when the outstanding principal balance of $148.0 million is due. As of fiscal year 2019 we had $5.7 million in outstanding letters of credit under our Revolving Credit Facility.

(c)
We have estimated our interest payments on our Term Loan based on our current interest elections described in “Liquidity and Capital Resources.” Amounts and timing may be different from our estimated interest payments due to potential voluntary prepayments, borrowings and interest rate fluctuations. Expected obligations on our hedging instruments are excluded from estimated interest presented in the table above.

(d)
We lease our retail stores, optometric examination offices, distribution centers, office space and all of our optical laboratories with the exception of our St. Cloud, Minnesota lab, which we own. The vast majority of our leases are classified as operating leases under current accounting guidance. Although rent expense on operating leases is recorded in SG&A on a straight-line basis over the term of the lease, contractual obligations above represent required cash payments. Our lease arrangements require us to pay executory costs such as insurance, real estate taxes and common area maintenance and some of our leases are based on a percentage of sales. These expenses are generally variable, not included above, and were approximately 26.5 million during fiscal year ended 2019.

(e)
For leases classified as finance leases, the finance lease asset is recorded as property and equipment and a corresponding amount is recorded as a long-term debt obligation in the consolidated balance sheets to the lesser of the net present value of minimum lease payments to be made over the lease term or the fair value of the property for leases in existence as of fiscal year end 2018 and at the net present value of the minimum lease payments to be made over the lease term for new finance leases entered into subsequent to fiscal year end 2018. We allocate each lease payment between a reduction of the lease obligation and interest expense using the effective interest method. Finance lease amounts above represent required contractual cash payments in the periods presented.

(f)	Other commitments include minimum purchase commitments with certain trade vendors and contributions made to our philanthropic endeavors.
Off-balance Sheet Arrangements
We follow U.S. GAAP in making the determination as to whether or not to record an asset or liability related to our arrangements with third parties. Consistent with current accounting guidance, we do not record an asset or liability associated with long-term purchase, marketing and promotional commitments, or commitments to philanthropic endeavors. We have disclosed the amount of future commitments associated with these items in our consolidated financial statements. We are not a party to any other off-balance sheet arrangements.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions about future events that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. Management evaluates the accounting policies, estimates and judgments on an ongoing basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

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
Impairment of P&E and ROU assets
We evaluate the impairment of long-lived tangible and ROU store assets at the store level, which is the lowest level at which independent cash flows can be identified, when events or conditions indicate the carrying value of such assets may not be recoverable. In making this evaluation, we may consider multiple factors including financial performance of the stores, regional and local business climates, future plans for the store operations and other qualitative factors. If the store's projected undiscounted net cash flows expected to be generated by the related assets over the life of the primary asset within the asset group (generally leasehold improvements) are less than the carrying value of the subject assets, we determine an estimate of the fair value of the asset group using an income approach based on discounted cash flows, which require estimates and assumptions to forecasted store revenue growth rates and store profitability. The cash flows used in estimating fair value were discounted using a market rate of approximately 8%. If the fair value of the asset group is less than its carrying value, the loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long lived asset of the group shall not reduce the carrying amount of that asset below its fair value. A significant decrease in the estimated cash flows would lead to a lower fair value measurement, as would a significant increase in the discount rate.
We assess non-store tangible assets, including capitalized software costs in use or under development, for impairment if events or changes in circumstances indicate that the carrying value of those assets may not be recoverable.
We had $366.8 million of property and equipment, net, and ROU assets of $376.2 million as of December 28, 2019. Changes in estimates and assumptions used in our impairment testing of property and equipment could result in future impairment losses, which could be material. Significant judgments and assumptions are required in our impairment evaluations.
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
We evaluate indefinite-lived, non-amortizing trademarks and trade names for impairment annually or whenever events or changes in circumstances indicate that those assets may be impaired. We use the relief-from-royalty method to estimate fair value, whereby an estimated royalty rate is determined based on comparable licensing arrangements, which is then applied to the revenue projections for the subject asset. The estimated fair value is calculated using a discounted cash flow analysis. We record an impairment charge as the excess of carrying value over estimated fair value.
Goodwill impairment is present if a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. We consider each of our operating segments to be reporting units. We calculate the fair value of our reporting units using the income approach, which is based on a discounted cash flow analysis and calculates the fair value of reporting units by estimating after-tax cash flows discounted using the Company’s consolidated weighted average cost of capital. The cash flows used in the analysis are based on financial forecasts developed internally by management and require significant judgment. The significant unobservable inputs used in the fair value measurement of the reporting units are revenue growth rate, payroll expense growth rate and other store expenses growth rate. These assumptions are sensitive to future changes in the business profitability, changes in our business strategy and external market conditions, among other factors. See Note 1. “Business and Significant Accounting Policies” and Note 3. “Goodwill and Intangible Assets” to our consolidated financial statements included in Part II. Item 8. of this Form 10-K for further detail on goodwill impairment.
As of December 28, 2019, we had $777.6 million of goodwill, $240.5 million of non-amortizing intangible assets, and $56.9 million of other intangible assets, net of accumulated amortization. Changes in estimates and assumptions used in our impairment testing could result in future impairment losses, which could be material. Significant judgments and assumptions are required in our impairment evaluations.

In the impairment analysis for goodwill, fair value exceeded carrying value by a substantial margin for America’s Best and Eyeglass World. Legacy fair value exceeded carrying value by 28% and represents 8% of consolidated goodwill. Future changes in Legacy reporting unit’s business profitability, expected cash flows, changes in business strategy and external market conditions, among other factors, could require us to record an impairment charge for Legacy goodwill.
Revenue Recognition
Product revenues include sales of prescription and non-prescription eyewear, contact lenses, related accessories to retail customers (including those covered by managed care) and sales of inventory in which our customer is another retail entity. Revenues from services and plans include eye exams, eyecare club membership fees, product protection plans (i.e. warranties), and HMO membership fees. Service revenue also includes fees we earn for managing certain Vision Centers and performing laboratory processing services for our legacy partner.
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
Our retail customers generally make payments for prescription eyewear products at the time they place an order. Amounts we collect in advance for undelivered merchandise are reported as unearned revenue in the accompanying consolidated balance sheets. Unearned revenue at the end of a reporting period is estimated based on processing and delivery times throughout the current month and generally ranges from approximately seven to 10 days. All unearned revenue at the end of a reporting period is recognized in the next fiscal period.
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
Leases
We lease our stores, laboratories, distribution centers, and corporate offices. These leases generally have noncancelable lease terms of between five and 10 years, with an option to renew for additional terms of one to 10 years or more. The lease term includes renewal option periods when the renewal is deemed reasonably certain after considering the value of the leasehold improvements at the end of the noncancelable lease period. Most leases for our stores provide for a minimum rent and typically include escalating rent over time with the exception of Military for which lease payments are variable and based on a percentage of sales. For Vista Optical locations in Fred Meyer stores, we pay fixed rent plus a percentage of sales after certain minimum thresholds are achieved. The Company’s leases generally require us to pay insurance, real estate taxes and common area maintenance expenses, substantially all of which are variable and not included in the measurement of the lease liability. Our lease arrangements include tenant improvement allowances (TIAs), which are contractual amounts received or receivable from a lessor for improvements made to leased properties by the Company. Our lease arrangements do not contain any material residual value guarantees or material restrictive covenants. The Company does not consider its management & services agreement with its Legacy partner to contain a lease arrangement.

The lease liability is measured at the present value of future lease payments over the lease term less TIAs receivable, and the ROU asset is measured at the lease liability amount, adjusted for prepaid lease payments, TIAs received and the lessee’s initial direct costs. As the rate implicit in the Company’s leases is not easily determinable, the Company’s incremental borrowing rate is used in calculating the present value of the sum of the lease payments. Factors incorporated into the calculation of the lease incremental borrowing rate include lease term, borrowing rates on the Company’s long-term debt, fixed rates on the Company’s interest rate swaps, LIBOR margins for issuers of similar credit rating to NVI and effect of collateralization.
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
See Note 8. “Leases” to our consolidated financial statements included in Part II. Item 8 of this Form 10-K for additional information.
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
We establish a liability for tax positions for which there is uncertainty as to whether the position will ultimately be sustained. We assess our tax positions by determining whether it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authorities, including resolution of any related appeals or litigation, based solely on the technical merits of the position. These calculations and assessments involve estimates and complex judgments because the ultimate tax outcomes are uncertain and future events are unpredictable. Our net deferred liability balance as of December 28, 2019 was $60.1 million. Changes in assumptions in our estimates could result in material changes to these balances. See Note 6. “Income Taxes” to our consolidated financial statements included in Part II. Item 8 of this Form 10-K.
Inventories
The cost of inventory is determined using the weighted average cost method. Inventories at retail stores are comprised of finished goods and are valued at the lower of cost or estimated net realizable value (“NRV”). Manufactured inventories are valued using absorption accounting, which includes material, labor, other variable costs and other applicable manufacturing overhead. Inventory values are adjusted for estimated obsolescence and written down to NRV based on estimates of current and anticipated demand, customer preference, merchandise age, planned promotional activities, compliance with contact lens vendor return policies, and estimates of future retail sales prices. Shrinkage is estimated and recorded throughout the period as a percentage of cost of sales based on historical results and current inventory levels. Actual shrinkage is recorded throughout the year based upon periodic physical counts. As of December 28, 2019, our total inventory balance was $127.6 million. Changes in our assessment of the inventory carrying value could have a material impact on our financial position.

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
To manage credit risk associated with our interest rate hedging program, we select counterparties based on their credit ratings and limit our exposure to any single counterparty. The counterparties to our derivative contracts are major domestic financial institutions with investment grade credit ratings. The impact of credit risk, as well as the ability of each party to fulfill its obligations under our derivative financial instruments, is considered in determining the fair value of the contracts. Credit risk has not had a significant effect on the fair value of our derivative instruments. We do not have any credit risk-related contingent features or collateral requirements associated with our derivative contracts. As of December 28, 2019, the notional amount of our hedges was $430.0 million. Any potential changes in hedge designations assumptions on instrument fair values could have a material impact on our results and our balance sheet.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have market risk exposure from changes in interest rates. When appropriate, we use derivative financial instruments to mitigate the risk from such exposure. A discussion of our accounting policies for derivative financial instruments is included in Note 11. “Fair Value Measurement of Financial Assets and Liabilities” and Note 14 “Interest Rate Derivative” to our consolidated financial statements included in Part II. Item 8 of this Form 10-K.

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
As of fiscal year 2019, all of our $540.4 million in Term Loan debt was subject to variable interest rates, with a weighted average borrowing rate of 4.5%. After inclusion of the notional amount of $430.0 million of interest rate swaps fixing a portion of the variable rate debt, $110.4 million, or 20.4% of our debt, is subject to variable rates. Assuming an increase to market rates of 1.0% as of December 28, 2019, we would incur an annual increase to interest expense of approximately $1.1 million related to debt subject to variable rates.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of National Vision Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National Vision Holdings, Inc. and subsidiaries (the "Company") as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 28, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases for the year ended December 28, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases.

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Asset Impairment - Store Assets Impairment - Refer to Notes 1, 2 and 8 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of long-lived tangible and right of use (ROU) store assets for impairment involves an initial assessment of each store asset group to determine whether events or conditions indicate that the carrying amounts of such assets may not be recoverable. Possible indications of impairment may include events or changes in circumstances regarding the financial performance of the stores, regional and local business climates, future plans for the store operations and other qualitative factors. When events or changes in circumstances exist, the Company evaluates its store assets for impairment by comparing projected undiscounted net cash flows expected to be generated over the life of the primary asset within the asset group (generally leasehold improvements) to the carrying value of the subject assets. If the carrying value exceeds the undiscounted net cash flows, an analysis is performed to determine the fair value of the store asset group.
For those store assets where indications of impairment have been identified, the Company makes significant estimates and assumptions to determine whether the asset group is impaired using undiscounted net cash flows expected to be generated over the life of the primary asset within the store asset group, including estimates and assumptions related to forecasted store revenue growth rates. As of December 28, 2019, total net property and equipment, which includes store assets, was $366.8 million; and total ROU assets, which includes store ROU assets, were $376.2 million. Impairment losses recorded on store assets in 2019 were $8.9 million.
For those store assets where indications of impairment have been identified, we identified the forecasted store revenue growth rates for new markets where the Company has limited historical experience to be a critical audit matter. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s forecasted store revenue growth rates.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the assessment of forecasted store revenue growth rates for those stores with indicators of impairment included the following, among others:

•
We tested the effectiveness of controls over management’s estimates of undiscounted net cash flows used to test the store asset group for recoverability, including controls over management’s selection of forecasted store revenue growth rates.

•	We evaluated the Company’s forecasted store revenue growth rates by:

•	Comparing management’s estimate of forecasted store revenue growth rates to:

▪	the trend of recent store revenue growth rates within the respective regional or local market,

▪	external market sources of regional and local optical retail saturation data,

▪	third party estimates of the impact of regional and local marketing strategies, and

▪	regional and local doctor recruiting and retention activities.

•	Comparing the estimate of forecasted store revenue growth rates to the Company’s financial forecasts communicated to investors and used to measure management performance.

•
Discussing with management the forecasted store revenue growth rates used in the Company’s undiscounted net cash flows and evaluating the consistency of the assumptions used with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 25, 2020

We have served as the Company's auditor since 2002.

National Vision Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 28, 2019 and December 29, 2018
In Thousands, Except Par Value

ASSETS	As of December 28, 2019	As of December 29, 2018
Current assets:
Cash and cash equivalents	$39,342	$17,132
Accounts receivable, net	44,475	50,735
Inventories	127,556	116,022
Prepaid expenses and other current assets	23,266	30,815
Total current assets	234,639	214,704

Property and equipment, net	366,767	355,117
Other assets:
Goodwill	777,613	777,613
Trademarks and trade names	240,547	240,547
Other intangible assets, net	56,940	64,532
Right of use assets	348,090	—
Other assets	8,129	8,876
Total non-current assets	1,798,086	1,446,685
Total assets	$2,032,725	$1,661,389
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,782	$43,642
Other payables and accrued expenses	82,829	81,004
Unearned revenue	28,002	27,295
Deferred revenue	55,870	52,144
Current maturities of long-term debt and finance lease obligations	13,759	7,567
Current operating lease obligations	51,937	—
Total current liabilities	273,179	211,652

Long-term debt and finance lease obligations, less current portion and debt discount	555,933	570,545
Non-current operating lease obligations	331,769	—
Other non-current liabilities:
Deferred revenue	21,530	20,134
Other liabilities	13,731	53,964
Deferred income taxes, net	60,146	61,940
Total other non-current liabilities	95,407	136,038
Commitments and contingencies (See Note 13)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 80,603 and 78,246 shares issued as of December 28, 2019 and December 29, 2018, respectively; 79,678 and 78,167 shares outstanding as of December 28, 2019 and December 29, 2018, respectively	805	782
Additional paid-in capital	700,121	672,503
Accumulated other comprehensive loss	(3,814)	(2,810)
Retained earnings	107,132	74,840
Treasury stock, at cost; 925 and 79 shares as of December 28, 2019 and December 29, 2018, respectively	(27,807)	(2,161)
Total stockholders’ equity	776,437	743,154
Total liabilities and stockholders’ equity	$2,032,725	$1,661,389
The accompanying notes are an integral part of these consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended December 28, 2019, December 29, 2018 and December 30, 2017
In Thousands, Except Earnings Per Share

	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017
Revenue:
Net product sales	$1,426,136	$1,269,612	$1,129,313
Net sales of services and plans	298,195	267,242	245,995
Total net revenue	1,724,331	1,536,854	1,375,308
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	574,351	511,406	456,078
Services and plans	232,168	202,165	180,888
Total costs applicable to revenue	806,519	713,571	636,966
Operating expenses:
Selling, general and administrative expenses	744,488	687,476	600,010
Depreciation and amortization	87,244	74,339	61,974
Asset impairment	8,894	17,630	4,117
Litigation settlement	—	—	7,000
Other expense, net	3,611	1,487	950
Total operating expenses	844,237	780,932	674,051
Income from operations	73,575	42,351	64,291
Interest expense, net	33,300	37,283	55,536
Debt issuance costs	—	200	4,527
Loss on extinguishment of debt	9,786	—	—
Earnings before income taxes	30,489	4,868	4,228
Income tax provision (benefit)	(2,309)	(18,785)	(38,910)
Net income	$32,798	$23,653	$43,138

Earnings per share:
Basic	$0.42	$0.31	$0.72
Diluted	$0.40	$0.30	$0.70
Weighted average shares outstanding:
Basic	78,608	75,899	59,895
Diluted	81,683	79,041	62,035

Comprehensive income:
Net income	$32,798	$23,653	$43,138
Unrealized gain (loss) on hedge instruments	(1,350)	9,488	7,613
Tax provision (benefit) of unrealized gain (loss) on hedge instruments	(346)	2,430	2,925
Comprehensive income	$31,794	$30,711	$47,826

The accompanying notes are an integral part of these consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended December 28, 2019, December 29, 2018 and December 30, 2017
In Thousands

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2016	56,202	$562	$424,789	$(14,556)	$(10,981)	$(233)	$399,581
Dividends to stockholders	—	—	(170,983)	—	—	—	(170,983)
Issuance of common stock, net	18,452	184	372,840	—	—	—	373,024
Stock based compensation	—	—	5,152	—	—	—	5,152
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	4,688	—	—	4,688
Net income	—	—	—	—	43,138	—	43,138
Balances at December 30, 2017	74,654	746	631,798	(9,868)	32,157	(233)	654,600
Cumulative effect of change in accounting principle	—	—	—	—	19,030	—	19,030
Balances at December 31, 2017 - as adjusted	74,654	746	631,798	(9,868)	51,187	(233)	673,630
Issuance of common stock	3,564	36	19,766	—	—	—	19,802
Stock based compensation	—	—	20,939	—	—	—	20,939
Purchase of treasury stock	(51)	—	—	—	—	(1,928)	(1,928)
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	7,058	—	—	7,058
Net income	—	—	—	—	23,653	—	23,653
Balances at December 29, 2018	78,167	782	672,503	(2,810)	74,840	(2,161)	743,154
Cumulative effect of change in accounting principle	—	—	—	—	(506)	—	(506)
Balances at December 30, 2018 - as adjusted	78,167	782	672,503	(2,810)	74,334	(2,161)	742,648
Issuance of common stock	2,357	23	15,067	—	—	—	15,090
Stock based compensation	—	—	12,551	—	—	—	12,551
Purchase of treasury stock	(846)	—	—	—	—	(25,646)	(25,646)
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	(1,004)	—	—	(1,004)
Net income	—	—	—	—	32,798	—	32,798
Balances at December 28, 2019	79,678	$805	$700,121	$(3,814)	$107,132	$(27,807)	$776,437

The accompanying notes are an integral part of these consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 28, 2019, December 29, 2018 and December 30, 2017
In Thousands

	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017
Cash flows from operating activities:
Net income	$32,798	$23,653	$43,138
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	87,244	74,339	61,974
Amortization of loan costs	1,289	1,848	7,078
Asset impairment	8,894	17,630	4,117
Deferred income tax expense (benefit)	(2,378)	(19,340)	(39,997)
Stock based compensation expense	12,670	20,939	5,152
Inventory adjustments	4,352	3,868	5,496
Bad debt expense	8,210	7,107	8,035
Debt issuance costs	—	200	4,527
Loss on extinguishment of debt	9,786	—	—
Other	5,309	2,413	1,188
Changes in operating assets and liabilities:
Accounts receivable, net	(6,925)	(14,649)	(16,858)
Inventories	(15,886)	(28,739)	(9,583)
Other assets	10,103	(7,011)	(2,075)
Accounts payable	(2,860)	7,934	(3,692)
Deferred revenue	5,122	3,839	6,787
Other liabilities	7,353	12,597	14,965
Net cash provided by operating activities	165,081	106,628	90,252
Cash flows from investing activities:
Purchase of property and equipment	(101,325)	(104,493)	(93,219)
Purchase of investments	—	—	(1,500)
Other	694	272	136
Net cash used for investing activities	(100,631)	(104,221)	(94,583)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of discounts	566,550	200,000	174,924
Proceeds from issuance of common stock	14,767	19,802	373,024
Principal payments on long-term debt	(591,925)	(204,275)	(367,660)
Purchase of treasury stock	(25,646)	(1,928)	—
Payments on finance lease obligations	(2,957)	(1,802)	(940)
Payments of debt issuance costs	(2,930)	(1,400)	(4,527)
Dividend to stockholders	—	—	(170,983)
Net cash provided by (used for) financing activities	(42,141)	10,397	3,838
Net change in cash, cash equivalents and restricted cash	22,309	12,804	(493)
Cash and cash equivalents and restricted cash, beginning of year	17,998	5,194	5,687
Cash and cash equivalents and restricted cash, end of year	$40,307	$17,998	$5,194

Supplemental cash flow information:
Cash paid for interest	33,935	33,469	47,090
Cash paid (received) for taxes	684	1,447	2,647
Capital expenditures accrued at the end of the period	9,059	14,078	10,782
Right of use assets acquired under finance leases	9,713	14,303	10,117
Right of use assets acquired under operating leases	108,712	—	—
Non-cash issuance of common shares	—	446	—
Non-cash purchase of treasury stock	—	(446)	—

The accompanying notes are an integral part of these consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Business and Significant Accounting Policies

Nature of Operations
National Vision Holdings, Inc. (“NVHI,” the “Company,” “we,” “our,” or “us”) is a holding company whose operating subsidiaries include its indirect wholly owned subsidiary, National Vision, Inc. (“NVI”) and NVI’s direct wholly owned subsidiaries. We are a leading value retailer of eyeglasses and contact lenses in the United States. We operated 1,151 and 1,082 retail optical locations in the United States and its territories as of the fiscal years ended December 28, 2019 and December 29, 2018, respectively, through our five store brands, including America’s Best Contacts and Eyeglasses (“America’s Best”), Eyeglass World, Vista Optical locations on U.S. Army/Air Force military bases (“Military”) and within Fred Meyer (“Fred Meyer”) stores, and our management & services arrangement with Walmart (“Legacy”).
We sell contact lenses and optical accessory products to retail customers through proprietary retail web sites and web sites on behalf of certain independent retailers and insurance companies. We also distribute contact lenses to Walmart and Sam's Club store locations.
We also operate a specialized health maintenance organization (“HMO”) that is licensed as a single-service health plan under California law. The HMO issues individual vision care benefit plans in connection with our America’s Best operations in California, and provides, or arranges for the provision of, optometric services at the offices next to certain Walmart stores throughout California.
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
References herein to “fiscal year 2019,” “fiscal year 2018,” and “fiscal year 2017,” relate to the 52 weeks ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.
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
Initial and Secondary Public Offerings
On October 30, 2017, we completed an initial public offering of our common stock (“IPO”) in which we issued and sold 18,170,000 shares, including 2,370,000 shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The shares sold in the offering were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (File No. 333-220719), which was declared effective by the Securities and Exchange Commission on October 25, 2017. The shares were sold at an initial offering price of $22.00 per share, which generated net proceeds of approximately $375.8 million to the Company, after deducting underwriting discounts and commissions of approximately $24.0 million which included $0.7 million paid to KKR Capital Markets LLC (“KCM”), an affiliate of KKR, for underwriting services in connection with the IPO.
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

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Business and Significant Accounting Policies (continued)

NVI was party to a Monitoring Agreement, dated as of March 14, 2014, with KKR and Berkshire Partners LLC (“Berkshire”), which was terminated automatically in accordance with its terms upon the completion of the IPO. The Company paid termination fees of approximately $3.6 million and $0.8 million to KKR and Berkshire, respectively, recorded in selling, general and administrative (“SG&A”) in the consolidated statements of operations. Affiliates of KKR and Berkshire retained 58.2% and 13.6% ownership interest, respectively, in the Company after the IPO.
During fiscal year 2018, we completed three underwritten public offerings in which KKR, Berkshire and certain management stockholders (“selling stockholders”) sold an aggregate of 42,914,852 shares of the Company’s common stock. The Company did not receive any proceeds from the offerings. However, the second and third offerings resulted in certain incentive compensation expenses relating to vesting of performance-based stock options and a payout under a non-executive long-term incentive plan. See Note 5. “Stock Incentive Plan” for details.
On August 7, 2019, the Company entered into an Underwriting Agreement by and among the Company, KKR Vision Aggregator L.P. (the “Selling Stockholder”), and Goldman Sachs & Co. LLC, as underwriter (the “Underwriter”), relating to an underwritten offering of 9,149,908 shares of the Company’s common stock, par value $0.01 per share. The offering was completed on August 12, 2019. In connection with the offering, our Board of Directors authorized, and the Company completed, a repurchase of 819,134 shares out of the 9,149,908 shares of common stock subject to the offering from the Underwriter at $30.52 per share, which was the price the Underwriter purchased the shares from the Selling Stockholder in the offering. The Company did not receive any proceeds from the offering. As a result of this underwritten offering and concurrent share repurchase, the Selling Stockholder no longer owned any shares of our common stock.
The secondary offering constituted a vesting event whereby a final portion of the performance-based options vested and the remaining portion of unvested performance options awarded under the 2014 Stock Incentive Plan was forfeited. Refer to Note 5. “Stock Incentive Plans” for further information on stock based compensation activity as of fiscal year end 2019. As a result of the offering, we incurred $4.2 million of non-cash stock-based compensation expense and additionally recorded $2.8 million in long-term cash incentive compensation expense and $0.4 million in offering related SG&A expenses for fiscal year end 2019.
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
Accounts Receivable, Net
Accounts receivable associated with revenues consist primarily of trade receivables and credit card receivables. Trade receivables consist primarily of receivables from managed care payors and receivables from major retailers. While we have relationships with almost all vision care insurers in the United States and with all of the major carriers, currently, a relatively small number of payors comprise the majority of our managed care revenues, subjecting us to concentration risk. Accounts receivable are reduced by allowances for amounts that may become uncollectible. Estimates of our allowance for uncollectible accounts are based on our historical and current operating, billing and collection trends. Accounts receivable are written off after all collection attempts have been exhausted. Bad debt expense recognized on our receivables was approximately $8.2 million, $7.1 million and $8.0 million for the fiscal years 2019, 2018 and 2017, respectively.

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Business and Significant Accounting Policies (continued)

Inventories
The cost of inventory is determined using the weighted average cost method. Inventories at retail stores consist of finished goods and are valued at the lower of cost or estimated net realizable value (“NRV”). Manufactured inventories are valued using absorption accounting which includes material, labor, other variable costs and other applicable manufacturing overhead. Inventory values are adjusted for estimated obsolescence and written down to NRV based on estimates of current and anticipated demand, customer preference, merchandise age, planned promotional activities, contact lens vendor return acceptance activity, and estimates of future retail sales prices. Shrinkage is estimated and recorded throughout the period as a percentage of cost of sales based on historical results and current inventory levels. Actual shrinkage is recorded throughout the year based upon periodic physical counts. See Note 2. “Details of Certain Balance Sheet Accounts” for further details.
The Company’s inventory consists primarily of contact lenses, eyeglass frames and unprocessed eyeglass lenses. A significant portion of our inventory is supplied by a small number of key vendors. During fiscal year 2019, 92% of contact lens expenditures were with three vendors, 51% of frame expenditures were with two vendors and 88% of lens expenditures were with one vendor. This exposes us to vendor concentration risk.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets primarily include prepaid software maintenance and licensing fees, prepaid rent, prepaid advertising, prepaid insurance, supplies and income taxes receivable.
Property and Equipment
Property and equipment (“P&E”) is stated at cost less accumulated depreciation. Depreciation associated with P&E is included in depreciation and amortization in the accompanying consolidated statements of operations. When we retire or otherwise dispose of P&E, we remove the cost and related accumulated depreciation from our accounts and recognize any gain or loss on the sale of such assets in SG&A in the consolidated statements of operations. We capitalize major replacements and remodeling, and recognize expenditures for maintenance and repairs in SG&A.
We depreciate P&E for financial accounting purposes using the straight-line method over the following estimated useful lives:

Buildings	34 years
Equipment	3 - 7 years
Information technology hardware and software (a)	2 - 5 years
Furniture and fixtures	6 years
Leasehold improvements(b)	10 years
P&E under capital leases (b)	10 years
____________
(a)
Costs of developing or obtaining software for internal use, such as direct costs of materials or services and internal payroll costs related to the software development projects, are capitalized to information technology hardware and software.

(b)
Depreciation of leasehold improvements is recognized over the shorter of the estimated useful life of the asset or the term of the lease. The term of the lease includes renewal options for additional periods if the exercise of the renewal is considered to be reasonably assured.

Goodwill and Intangible Assets
Indefinite-lived intangible assets include goodwill and our trademarks and tradenames; we evaluate these assets annually for impairment, or more frequently if events and circumstances indicate that it is more likely than not that goodwill is impaired. Our annual testing date for impairment of goodwill and indefinite-lived intangible assets is the first day of the fourth fiscal quarter, which for fiscal years 2019 and 2018 was September 29, 2019, and September 30, 2018, respectively.
Finite-lived, amortizing intangible assets primarily consist of our contracts and relationships with certain retailers and our customer database tool. We amortize finite-lived intangible assets on a straight-line basis over their estimated useful lives, ranging from four to 23 years. Amortization expense associated with finite-lived intangible assets is included in depreciation and amortization in the accompanying consolidated statements of operations.

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Business and Significant Accounting Policies (continued)

Goodwill is impaired if a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. We consider each of our operating segments to be reporting units. We estimate the fair value of our reporting units using the income approach, which is based on a discounted cash flow analysis and calculate the fair value of reporting units by estimating after-tax cash flows discounted using a weighted average cost of capital. The cash flows used in the analysis are based on financial forecasts developed internally by management and require significant judgment. The significant unobservable inputs used in the fair value measurement of the reporting units are revenue growth rate, cost of sales, payroll expense growth rate and other store expenses growth rate. These assumptions are sensitive to future changes in the business profitability, changes in our business strategy and external market conditions, among other factors. A decrease to the long term revenue growth rate assumption or an increase to the expense growth rate assumptions could require us to record goodwill impairment charges.
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
We use the relief-from-royalty method to estimate fair value, which involves estimating a royalty rate based on comparable licensing arrangements, applying that rate to the revenue projections for the subject asset, and then estimating fair value using a discounted cash flow analysis. We record an impairment charge as the excess of carrying value over estimated fair value.
See Note 3. “Goodwill and Intangible Assets” for further detail on impairment of goodwill and intangible assets.
Other Assets
Other non-current assets consist primarily of our investment in and loans to our equity method investee, below market leases, self-insurance recoveries and technology support service contracts.
Equity Method Investment
The Company has an investment in a private start-up company whose principal business is licensing software to eyeglass retailers. We evaluate the recoverability of our investment by first reviewing the investment for any indicators of impairment. If indicators are present, we estimate the fair value of the investment. If the carrying value of the investment exceeds the estimated fair value, we assess whether the impairment is other-than-temporary (“OTTI”). In making this assessment, we consider the length of time and the extent to which fair value has been less than cost and our intent and ability to retain our interest long enough for a recovery in market value. Based on our current year assessment, we did not identify OTTI in our equity method investment. See Note 10. “Equity in Net Assets of Non-Consolidated Investee,” for further discussion relating to this investment.
Fair Value Measurement of Assets and Liabilities (Non-Recurring Basis)
Non-financial assets such as P&E and intangible assets are subject to nonrecurring fair value measurements if impairment indicators are present. Factors we consider important that could trigger an impairment review include a significant under-performance compared to expected operating results, a significant or adverse change in customer business climate, and a significant negative industry or economic trend.
Deferred Financing Costs and Loan Discounts
Costs incurred in connection with long-term debt which are paid directly to the Company’s lenders and to third parties are treated as debt discounts. Loan discounts are amortized over the term of the related financing agreement and included in interest expense in the accompanying consolidated statements of operations.
Self-Insurance Liabilities
We are primarily self-insured for workers’ compensation, employee health benefits and general liability claims. We record self-insurance liabilities based on claims filed, including the development of those claims and an estimate of claims incurred but not yet reported. Should a different amount of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, liabilities may need to be adjusted accordingly. We periodically update our estimates and record such adjustments in the period in which such determination is made. Self-insurance liabilities are recorded in other payables and accrued expenses (current portion) and other non-current liabilities on an undiscounted basis in the accompanying consolidated balance sheets.

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Business and Significant Accounting Policies (continued)

We reinsure worker’s compensation and medical claims above our retention levels of $0.3 million per claim and $0.2 million per individual, respectively, with a highly rated financial institution that can be expected to fully perform under the terms of the arrangement. Estimated recoveries from reinsurance are included in prepaid expenses and other current assets in the amounts of $1.1 million and $0.8 million (current portion) as of fiscal year end 2019 and fiscal year end 2018, respectively, and other assets in the amounts of $2.4 million and $1.1 million (non-current portion) as of fiscal year end 2019 and fiscal year end 2018, respectively, in the accompanying consolidated balance sheets. The accrued obligation for self-insurance programs was $8.4 million and $8.1 million (current portion) and $7.3 million and $5.1 million (non-current portion) as of fiscal year end 2019 and fiscal year end 2018, respectively.
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
The gain or loss resulting from fair value adjustments on cash flow hedges is recorded in accumulated other comprehensive loss (“AOCL”) in the accompanying consolidated balance sheets until the hedged item is recognized as interest expense in the consolidated statements of operations. We perform periodic assessments of the effectiveness of our derivative contracts designated as hedges, including the possibility of counterparty default.
To manage credit risk associated with our interest rate hedging program, we select counterparties based on their credit ratings and limit our exposure to any single counterparty. The counterparties to our derivative contracts are major financial institutions with investment grade credit ratings. The impact of credit risk, as well as the ability of each party to fulfill its obligations under our derivative financial instruments, is considered in determining the fair value of the contracts. Credit risk has not had a significant effect on the fair value of our derivative instruments. We do not have any credit risk-related contingent features or collateral requirements associated with our derivative contracts. See Note 14. “Interest Rate Derivatives” for further details.
Accumulated Other Comprehensive Loss
AOCL is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive loss, net of income tax, is entirely composed of the cumulative unrealized loss on our hedging instruments. See Note 18. “Accumulated Other Comprehensive Loss” for details of reclassifications out of AOCL.
Revenue Recognition
Product revenues include sales of prescription and non-prescription eyewear, contact lenses, related accessories to retail customers (including those covered by managed care) and sales of inventory in which our customer is another retail entity. Revenues from services and plans include eye exams, eyecare club membership fees, product protection plans (i.e. warranties) and HMO membership fees. Service revenue also includes fees we earn for managing certain Vision Centers and performing laboratory processing services for our legacy partner.
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
Our retail customers generally make payments for prescription eyewear products at the time they place an order. Amounts we collect in advance for undelivered merchandise are reported as unearned revenue in the accompanying consolidated balance sheets. Unearned revenue at the end of a reporting period is estimated based on processing and delivery times throughout the current month and generally ranges from approximately seven to 10 days. All unearned revenue at the end of a reporting period is recognized in the next fiscal period.

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Business and Significant Accounting Policies (continued)

Revenue is recognized net of sales taxes and returns and include amounts billed to customers related to shipping and handling costs. The returns allowance is based on historical return patterns. Provisions for estimated returns are established and the expected costs continue to be recognized as reductions to revenue when the products are sold. Shipping and handling costs are accounted for as fulfillment costs and are included in costs applicable to revenue.
Refer to Note 7. “Revenue from Contracts With Customers” for further details of our revenues.
Costs Applicable To Revenue
Costs applicable to revenue consist primarily of cost of products sold and costs of administering services and plans. Costs of products sold include (i) costs to procure non-prescription eyewear, contacts and accessories which we purchase and sell in their finished form, (ii) costs to manufacture finished prescription eyeglasses, including direct materials, labor and overhead and (iii) remake costs, warehousing and distribution expenses and internal transfer costs. Costs of services and plans include costs associated with warranty programs, eyecare club memberships, HMO memberships, eyecare practitioner and eye exam technician payroll, taxes and benefits and optometric and other service costs. Depreciation and amortization are excluded from costs applicable to revenue and are presented separately on the accompanying consolidated statements of operations.
As a component of the Company's procurement program, the Company frequently enters into contracts with its vendors that provide for payments of rebates or other allowances. These vendor payments are reflected in the carrying value of the inventory when earned or as progress is made toward earning the rebate or allowance and as a component of cost of products as the inventory is sold.
Selling, General and Administrative
SG&A includes store associate payroll, taxes and benefits, occupancy and other store expenses, advertising and promotion, field services, and corporate support. Advertising and promotion costs, including online marketing arrangements, newspaper, direct mail, television and radio, are recorded in SG&A and expensed at the time the advertising first occurs. Production costs of future media advertising and related promotional campaigns are deferred until the advertising events occur. Non-capital expenditures associated with opening new stores, including rent, marketing expenses, travel and relocation costs, and training costs, are recorded in SG&A as incurred.
Advertising expenses were $113.3 million, $107.5 million and $93.2 million for fiscal years 2019, 2018 and 2017, respectively.
Leases
We lease our stores, laboratories, distribution centers, and corporate offices. These leases generally have noncancelable lease terms of between five and 10 years, with an option to renew for additional terms of one to 10 years or more. The lease term includes renewal option periods when the renewal is deemed reasonably certain after considering the value of the leasehold improvements at the end of the noncancelable lease period. Most leases for our stores provide for a minimum rent and typically include escalating rent over time with the exception of Military for which lease payments are variable and based on a percentage of sales. For Vista Optical locations in Fred Meyer stores, we pay fixed rent plus a percentage of sales after certain minimum thresholds are achieved. The Company’s leases generally require us to pay insurance, real estate taxes and common area maintenance expenses, substantially all of which are variable and not included in the measurement of the lease liability. Our lease arrangements include tenant improvement allowances (TIAs), which are contractual amounts received or receivable from a lessor for improvements made to leased properties by the Company. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company does not consider its management & services agreement with its legacy partner to contain a lease arrangement.
The lease liability is measured at the present value of future lease payments over the lease term less TIAs receivable, and the ROU asset is measured at the lease liability amount, adjusted for prepaid lease payments, TIAs received and the lessee’s initial direct costs. As the rate implicit in the Company’s leases is not easily determinable, the Company’s incremental borrowing rate is used in calculating the present value of the sum of the lease payments. Factors incorporated into the calculation of the lease incremental borrowing rate include lease term, borrowing rates on the Company’s long-term debt, fixed rates on the Company’s interest rate swaps, LIBOR margins for issuers of similar credit rating to NVI and effect of collateralization.

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
Stock-Based Compensation
We measure stock-based compensation cost, which consists of grants of stock options, restricted stock units and restricted shares to employees, consultants and non-employee directors, based on the estimated grant date fair value of the awards. We recognize compensation expense for service-based vesting awards over the requisite service period using a straight-line recognition method. For awards that are subject to performance conditions, we recognize compensation expense once achievement of the conditions is considered to be probable. We account for forfeitures as they occur. See Note 5. “Stock Incentive Plan” for further details related to our stock-based compensation plans.
Asset Impairment
We evaluate impairment of long-lived tangible and right of use (“ROU”) store assets at the store level, which is the lowest level at which independent cash flows can be identified, when events or conditions indicate the carrying value of such assets may not be recoverable. In making this evaluation, we may consider multiple factors including financial performance of the stores, regional and local business climates, future plans for the store operations and other qualitative factors. If the store's projected undiscounted net cash flows expected to be generated by the related assets over the life of the primary asset within the asset group (generally leasehold improvements) are less than the carrying value of the subject assets, we determine an estimate of the fair value of the asset group using an income approach based on discounted cash flows, which require estimates and assumptions related to forecasted store revenue growth rates and store profitability. The cash flows used in estimating fair value were discounted using a market rate of approximately 8%. If the fair value of the asset group is less than its carrying value, the loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long lived asset of the group shall not reduce the carrying amount of that asset below its fair value. A significant decrease in the estimated cash flows would lead to a lower fair value measurement, as would a significant increase in the discount rate. These non-recurring fair value measurements are classified as Level 3 measurements in the fair value hierarchy.
As a result of our tests for impairment of our long-lived tangible store assets classified as held and used, an impairment of $8.9 million, $2.5 million and $1.6 million was recorded for fiscal years 2019, 2018 and 2017, respectively. These impairment charges were primarily driven by lower than projected customer sales volume in certain stores. The estimated remaining fair value of the impaired assets was $16.6 million during fiscal year 2019 and $0.1 million remaining fair value of the assets that were impaired during fiscal year 2018. Substantially all of the remaining fair value of the impaired store assets in fiscal year 2019 represent the fair value of ROU assets recorded upon adoption of ASU 2016-02, Leases; the remaining fair value estimated in fiscal year 2019 includes amounts estimated at various dates during fiscal year 2019.
We assess non-store tangible assets, including capitalized software costs in use or under development, for impairment if events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. During fiscal years 2019 and 2018 there was no impairment of capitalized software. There was $1.5 million in impairment of capitalized software during fiscal year 2017.
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
Upon adoption, we recorded operating lease liabilities of approximately $339.6 million as of December 30, 2018. The Company treated TIAs and deferred rent of $24.3 million and $11.9 million, respectively, as of December 30, 2018 as reductions of lease payments and prepaid rent of $5.8 million as of December 30, 2018 as an increase in lease payments used to measure ROU assets and recorded $308.5 million of lease ROU assets upon adoption. The difference between the additional lease assets and lease liabilities net of the deferred tax impact was $0.5 million, which was recorded as an adjustment to fiscal year 2019 opening retained earnings. Adoption of this new guidance did not result in significant changes to our results of operations or cash flows. See Note 8. “Leases” for additional information.
Other Comprehensive Income. In February 2018, the FASB issued Accounting Standards Update ASU 2018-02, Income Statement–Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). This guidance allows for an optional reclassification from accumulated other comprehensive income or loss to retained earnings for stranded tax effects as a result of the newly enacted federal corporate income tax rate under the Tax Legislation. This guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We adopted the guidance during the first quarter of fiscal year 2019, and did not reclassify the stranded income tax benefit resulting from adoption of the Tax Legislation from AOCL into earnings. There were no other impacts to the Company’s financial condition, result of operations, or cash flows.
Future Adoption of Accounting Pronouncements
Cloud Computing. In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This new guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years and may be adopted on a prospective or retrospective basis. We will adopt the accounting standard on a prospective basis and do not expect adoption to have a material effect on the Company’s financial condition, results of operations, or cash flows.

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Business and Significant Accounting Policies (continued)

Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This new guidance requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses. Initial adoption of ASU 2016-13 is required to be reported on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, except for certain provisions that are required to be applied prospectively. This guidance is effective for fiscal years beginning after December 15, 2019, and for interim reporting periods within those fiscal years. We will adopt the accounting standard on a modified retrospective basis and do not expect adoption to have a material effect on the Company’s financial condition, results of operations, or cash flows.

2. Details of Certain Balance Sheet Accounts

In thousands	As of December 28, 2019	As of December 29, 2018
Accounts receivable, net:
Trade receivables	$28,635	$27,356
Credit card receivables	14,173	16,636
Tenant improvement allowances receivable (1)	—	5,149
Other receivables	4,707	4,206
Allowance for uncollectible accounts	(3,040)	(2,612)
	$44,475	$50,735
(1) TIA receivable is used to measure current operating lease obligations on the balance sheet under new lease accounting guidance effective in fiscal year 2019. See Note 8. “Leases” for further details.

In thousands	As of December 28, 2019	As of December 29, 2018
Inventories:
Raw materials and work in process (1)	$65,179	$59,946
Finished goods	62,377	56,076
	$127,556	$116,022
(1) Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not separately present raw materials and work in process.

In thousands	As of December 28, 2019	As of December 29, 2018
Property and equipment, net:
Land and building	$3,632	$3,632
Equipment	188,593	160,958
Information technology hardware and software	115,283	101,809
Furniture and fixtures	55,146	48,992
Leasehold improvements	213,124	186,499
Construction in progress	26,517	40,697
Right of use assets under finance leases	36,437	25,446
	638,732	568,033
Less: Accumulated depreciation	271,965	212,916
	$366,767	$355,117

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
2. Details of Certain Balance Sheet Accounts (continued)

In thousands	As of December 28, 2019	As of December 29, 2018
Other payables and accrued expenses:
Employee compensation and benefits	$28,347	$20,529
Self-insurance liabilities	8,403	8,117
Capital expenditures	6,782	14,078
Advertising	2,919	2,076
Reserves for customer returns and remakes	7,158	4,645
Legacy management & services agreement	4,461	5,383
Fair value of derivative liabilities	6,382	3,130
Supplies and other store support expenses	2,926	4,929
Litigation settlements	3,840	3,938
Other	11,611	14,179
	$82,829	$81,004

In thousands	As of December 28, 2019	As of December 29, 2018
Other non-current liabilities:
Fair value of derivative liabilities	$1,603	$3,505
Tenant improvements (1)	—	30,851
Deferred rental expenses (1)	—	11,926
Self-insurance liabilities	7,283	5,114
Other	4,845	2,568
	$13,731	$53,964
(1) Tenant improvements and deferred rental expenses are used to measure ROU assets on the balance sheet under new lease accounting guidance effective in fiscal year 2019. See Note 8. “Leases” for further details.

3. Goodwill and Intangible Assets
During fiscal year 2018, as a result of our annual goodwill impairment test, we fully impaired the remaining carrying value of goodwill at Fred Meyer and Military of $11.4 million and $3.7 million, respectively. Management lowered the revenue growth rate assumptions at Fred Meyer and Military resulting in the fair values at these reporting units to be lower than their carrying values. The lower revenue growth rate assumptions at Fred Meyer and Military were primarily the result of recent sales underperformance resulting from decreases in projected customer transaction volume.
The gross carrying amount and accumulated impairment of the Company’s goodwill balances for 2019 and 2018 are as follows:

	As of December 28, 2019		As of December 29, 2018
In thousands	Gross Carrying Amount	Accumulated Impairment	Gross Carrying Amount	Accumulated Impairment
Owned & Host Segment	$736,901	$(19,357)	$736,901	$(19,357)
Legacy Segment	60,069	—	60,069	—
Corporate/Other	8,107	(8,107)	8,107	(8,107)
	$805,077	$(27,464)	$805,077	$(27,464)

Besides the goodwill impairments noted above, no other intangible asset impairment was identified during fiscal years 2019, 2018 and 2017.

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
3. Goodwill and Intangible Assets (continued)

Indefinite-lived intangible assets by major asset class are as follows:

In thousands	As of December 28, 2019	As of December 29, 2018
Trademarks and trade names:
America's Best	$200,547	$200,547
Eyeglass World	40,000	40,000
	$240,547	$240,547

We intend to maintain our trademarks; renewals will take place as needed.
Finite-lived, amortizing intangible assets by major asset class are as follows:

	As of December 28, 2019			As of December 29, 2018
In thousands	Gross Carrying Amount	Accumulated Amortization	Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Remaining Life (Years)
Contracts and relationships:
Legacy	$65,000	$34,247	5	$65,000	$28,359	6
Fred Meyer	35,000	8,820	17	35,000	7,303	18
Customer database	4,400	4,400	—	4,400	4,224	—
Other	746	739	—	738	720	—
	$105,146	$48,206		$105,138	$40,606

Aggregate amortization expense is included in depreciation and amortization in the accompanying consolidated statements of operations. Aggregate future estimated amortization expense is shown in the following table:

Fiscal Year	In thousands
2020	$7,550
2021	7,408
2022	7,406
2023	7,405
2024	7,405
Thereafter	19,766
$56,940

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

4. Long-term Debt

Long-term debt consists of the following:

In thousands	As of December 28, 2019	As of December 29, 2018
First Lien - Term Loan B	$—	$364,300
First Lien - Term Loan A	—	200,000
Term Loan, due July 18, 2024	392,375	—
Revolving Credit Facility, due July 18, 2024	148,000	—
Total term loans before unamortized discount	540,375	564,300
Unamortized discount	(3,979)	(10,673)
Total term loans	536,396	553,627
Less current maturities	(10,500)	(5,000)
Term loans - non-current portion	525,896	548,627
Finance lease obligations	33,296	24,485
Less current maturities	(3,259)	(2,567)
Long-term debt, less current portion and unamortized debt discount	$555,933	$570,545

The dividend discussed in Note 9. “Related Party Transactions” was funded with $175.0 million in borrowed funds under the Company’s first lien credit agreement, which were then repaid with IPO proceeds, as discussed in Note 1. "Business and Significant Accounting Policies".
Scheduled annual maturities of debt are as follows:

Fiscal Year	In thousands
2020	$10,500
2021	10,500
2022	13,125
2023	21,000
2024	485,250
$540,375

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
The Existing Credit Agreement was amended and restated to, among other things, (i) establish new first lien term loans in an aggregate principal amount of $420.0 million (the “Term Loan”) to repay all principal, interest fees and other amounts outstanding under the Existing Credit Agreement immediately prior to the Closing Date, (ii) establish a new revolving credit facility in an aggregate principal amount of $300.0 million (the “Revolving Credit Facility”), of which $148.0 million was drawn as of closing and (iii) replace Goldman Sachs Bank USA with Bank of America, N.A. as administrative agent and collateral agent under the Credit Agreement and related documentation. In connection with the principal repayments of our existing debt, the Company wrote off associated deferred debt issuance costs of $6.0 million and associated unamortized debt discount of $3.8 million, in the third quarter of 2019.

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
In addition, pursuant to the Restatement Agreement, solely with respect to the Term Loan, commencing on the fiscal quarter ending on December 28, 2019, Holdings will not permit (i) the Consolidated Total Debt to Consolidated EBITDA Ratio, as defined in the Credit Agreement, as of the last day of any fiscal quarter of Holdings to be greater than 4.75 to 1.00 for the first two years, and 4.50 to 1.00 thereafter, subject to certain step-ups after the consummation of a Material Acquisition, as defined in the Credit Agreement, or (ii) the Consolidated Interest Coverage Ratio of Holdings, as defined in the Credit Agreement, as of the last day of any fiscal quarter of Holdings to be less than 3.00 to 1.00. We were in compliance with all covenants related to the Credit Agreement as of December 28, 2019.
The Credit Agreement also contains covenants that, among other things, limit NVI’s ability to incur additional debt, create liens against assets, make acquisitions, pay dividends or distributions on its stock, merge or consolidate with another entity and transfer or sell assets.

5. Stock Incentive Plans
The Company has provided equity-based compensation awards to its employees under three plans. The Vision Holding Corp. 2013 Amended and Restated Stock Incentive Plans provided for the issuance of stock options to directors, certain employees and consultants of Vision Holding Corp., its subsidiaries and affiliates. In 2014, our Board of Directors and stockholders of the Company approved the 2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its subsidiaries (the “2014 Stock Incentive Plan”). There were 10,988,827 stock options authorized for issuance pursuant to the 2014 Stock Incentive Plan. In connection with the IPO, on October 23, 2017, the Company’s Board of Directors adopted, and its stockholders approved, the National Vision Holdings, Inc. 2017 Omnibus Incentive Plan (the “2017 Omnibus Incentive Plan”). The total number of shares of common stock that may be issued under the plan is 4,000,000. The plan authorizes the grant of stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance stock units (“PSUs”), other equity-based awards and other cash-based awards to our employees, directors, officers, consultants and advisers. All awards under these plans have a contractual life of 10 years.
The Company also provides associates the opportunity to purchase Company common shares through the Associate Stock Purchase Plan (the “ASPP”), which the Company’s Board of Directors adopted and its stockholders approved on June 6, 2018. The ASPP provides that up to 850,000 shares of common stock, at par value of $0.01 per share, may be offered and issued under the ASPP.

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

5. Stock Incentive Plans (continued)

The following table summarizes stock compensation expense under the Company’s plans, which is included in SG&A in the accompanying statements of operations:

In thousands	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017
Stock options	$8,562	$19,397	$4,835
RSUs and PSUs	3,655	1,386	290
RSAs	334	108	27
Associate stock purchase plan	119	48	—
Total stock based compensation expense	$12,670	$20,939	$5,152
Income tax benefit	(3,237)	(5,367)	(1,320)
After-tax share based compensation expense	$9,433	$15,572	$3,832

	Stock options	RSUs and PSUs	RSAs
Unrecognized compensation cost (in thousands)	$4,158	$12,861	$354
Expected remaining weighted-average period of expense recognition (in years)	2.15	2.99	0.88

Service-based options
The following table summarizes service-based stock option activity, including service-based options under the Vision Holding Corp. Amended and Restated 2013 Equity Incentive Plan, the 2014 Stock Incentive Plan, and the 2017 Omnibus Incentive Plan. Amounts also reflect the effects of modifications to exercise prices resulting from the recapitalization dividend discussed in Note 9. “Related Party Transactions”.

	Number of Options Outstanding	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands) ($)
Outstanding options at December 29, 2018	2,583,380	8.48
Granted	300,201	34.18
Exercised	(939,407)	6.45
Forfeited	(38,016)	16.21
Outstanding options at December 28, 2019	1,906,158	13.37	6.14	38,132
Vested and exercisable at December 28, 2019	1,173,256	7.90	4.94	29,576

There were no grants of service-based options during fiscal year 2018. The weighted average grant date fair value of service-based options granted during fiscal years 2019 and 2017 was $13.67 and $9.04, respectively. The fair value of service-based options vested during fiscal years 2019, 2018 and 2017 was $5.7 million, $5.9 million, and $4.6 million respectively. The aggregate intrinsic value of service-based options exercised during fiscal years 2019, 2018 and 2017 was $21.4 million, $45.7 million, and $1.5 million, respectively.
The fair value of service-based options was estimated using the Black-Scholes-Merton option pricing model. The following is a summary of the assumptions used in this model for service-based options:

	2019	2017
Expected volatility	34.5% to 37.1%	60.4%
Expected term range (in years)	5.75 to 6.50	6.50
Expected risk-free interest rate	1.68% to 2.94%	1.60% to 2.00%

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

5. Stock Incentive Plans (continued)

The expected term was based on the mid-point between the weighted average time to vesting and the contractual time to maturity. Since all options granted in the 2014 Stock Incentive Plan were issued prior to the IPO, expected volatility was based on the volatility of comparable publicly traded companies. The volatility assumption subsequent to the IPO was calculated using daily closing prices of the stock. The risk free interest rate was based on the U.S. Treasury yield curve. The dividend yield was based on our expectation of not paying dividends on the common stock of NVHI for the foreseeable future.
Performance-based options
The following table summarizes performance-based stock option activity:

	Number of Options Outstanding	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands) ($)
Outstanding options at December 29, 2018	4,143,781	6.23
Exercised	(1,281,653)	6.10
Forfeited	(1,258,280)	5.87
Outstanding options at December 28, 2019	1,603,848	6.60	4.89	42,499
Vested and exercisable at December 28, 2019	1,473,414	5.79	4.65	40,235

There were no grants of performance-based options during fiscal years 2019 and 2018. The weighted average grant date fair value of performance-based options granted during fiscal year 2017 was $3.68. The fair value of performance-based options vested during fiscal years 2019, 2018 and 2017 was $4.4 million, $16.1 million and $0.4 million, respectively. The aggregate intrinsic value of performance-based options exercised during fiscal year 2019 and 2018 was $29.9 million and $70.2 million, respectively. No performance-based options were exercised during fiscal year 2017.
The fair value of performance-based options was estimated using a Monte Carlo simulation. The following is a summary of the assumptions used in this model for performance options granted in 2017:

2017
Expected volatility range	48.2% to 54.0%
Expected term range (in years)	2.37 to 2.78
Expected risk-free interest rate	1.38% to 1.51%

The following summarizes RSU, PSU and RSA awards activity:

	Service-based restricted stock unit (RSU) awards	Weighted average grant date fair value ($)	Performance-based restricted stock unit (PSU) awards	Weighted average grant date fair value ($)	Restricted stock (RSA) awards	Weighted average grant date fair value ($)
Outstanding at December 29, 2018	98,076	22.00	—	—	11,431	32.08
Granted	373,082	29.56	116,046	34.50	13,712	29.18
Vested	(82,640)	26.36	—	—	(4,515)	29.52
Forfeited	(12,373)	28.45	(3,032)	35.19	—	—
Outstanding at December 28, 2019	376,145	28.45	113,014	34.49	20,628	30.71

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

5. Stock Incentive Plans (continued)

Restricted stock units (RSUs)
During fiscal year 2017, we granted an aggregate of 182,138 RSUs, net of forfeitures, at a weighted average grant date fair value of $22.00, to certain employees. During fiscal year 2019, we granted an additional 373,082 shares of RSUs. RSUs include 10,977 RSUs that vest in two equal installments on the first and second anniversaries of the grant date, 123,674 RSUs that vest in three equal installments on the first, second and third anniversaries of the grant date, and 241,494 RSUs that vest in three installments on the second, third and fourth anniversaries of the grant date. The RSUs outstanding as of December 28, 2019 have $12.5 million intrinsic value and remaining weighted average requisite service period of 3.17 years.
Performance stock units (PSUs)
During fiscal year 2019, we granted an aggregate of 116,046 PSUs. The PSUs granted in fiscal 2019 are settled after the end of the performance period (i.e., cliff vesting), which begins on the first day of our 2019 fiscal year and ends on the last day of our 2021 fiscal year, and are based on the Company’s achievement of certain performance targets. The performance stock units outstanding as of December 28, 2019 have $3.7 million intrinsic value and remaining weighted average requisite service period of 2.21 years.
Restricted stock awards (RSAs)
During fiscal years 2018 and 2019, we granted an aggregate of 11,431and 13,712 RSAs, respectively, to certain directors. These RSAs outstanding include 6,916 awards that vest proportionally over three years and 13,712 awards that vest one year from grant date. As of fiscal year end 2019, the intrinsic value of the awards was $0.7 million, the remaining requisite service period was 0.71 years.
Associate Stock Purchase Plan (ASPP)
Under the ASPP, eligible employees receive a 10% discount from the market trading value of common stock of the Company at the time of purchase. Participants may contribute to the ASPP, not to exceed $25,000 under the ASPP in any calendar year. As of December 28, 2019, the amount of shares held by eligible participants through the ASPP was not material.
6. Income taxes
The income tax provision (benefit) consists of:

In thousands	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017
Current income tax:
Federal	$443	$174	$5
State	864	381	1,082
Deferred income tax:
Federal	(2,972)	(15,687)	(40,136)
State	(644)	(3,653)	139
Income tax provision (benefit)	$(2,309)	$(18,785)	$(38,910)

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

6. Income Taxes (continued)

Our income tax provision (benefit) differs from the amounts computed by multiplying earnings before income taxes by the statutory federal income tax rate as shown in the following table:

In thousands	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017
Federal income tax provision at statutory rate	$6,403	$1,022	$1,480
State income tax provision, net of federal income tax	1,387	226	165
Increase (decrease) in deferred tax asset valuation allowance	(386)	318	769
Goodwill impairment	—	3,879	—
Benefit of tax legislation	—	—	(42,089)
Tax benefit of equity-based compensation deductions	(10,089)	(25,544)	—
Other, net	376	1,314	765
Net income tax provision (benefit)	$(2,309)	$(18,785)	$(38,910)
Effective income tax rate	(7.6)%	(385.9)%	(920.3)%

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
Pursuant to SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Legislation, the Company recognized provisional effects of the enactment of the 2017 Tax Legislation for which measurement could be reasonably estimated as of fiscal year end 2018. As of fiscal year end 2018, the Company recorded adjustments to the provisional estimates related to depreciation expense. The adjustments to the provisional estimates of December 30, 2017 did not materially impact the effective tax rate of the Company during fiscal year 2018.

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

6. Income Taxes (continued)

The sources of the differences between the financial accounting and tax bases of our assets and liabilities that give rise to the deferred tax assets and deferred tax liabilities and the tax effects of each are as follows:

In thousands	As of December 28, 2019	As of December 29, 2018
Deferred tax assets:
NOL carry-forwards	$12,006	$13,614
Deferred interest expense carry-forwards	3,733	4,655
AMT payment and employment credits	4,155	4,679
Deferred revenue	5,145	4,984
Accrued expenses and reserves	12,542	11,370
Loss on equity and other investments	1,960	1,493
Stock option compensation	5,505	5,893
Unrealized losses on hedging instruments	2,039	1,700
Other	942	1,193
Subtotal	48,027	49,581
Valuation allowances	3,705	1,614
Total net deferred tax assets	44,322	47,967
Deferred tax liabilities:
Depreciation of property and equipment	(27,953)	(32,631)
Amortization of intangible assets	(74,529)	(75,422)
Other	(1,986)	(1,854)
Total deferred tax liabilities	(104,468)	(109,907)
Net deferred tax liabilities	$(60,146)	$(61,940)

As of fiscal year end 2019, we had available U.S. federal NOL carry-forwards aggregating to $54.1 million that can be utilized to reduce future federal income taxes. The Company has $43.3 million of carry-forward losses that do not expire and $10.8 million of carry-forward losses expiring at the end of fiscal year 2037, respectively. In addition, we have NOL carry-forwards in varying amounts and with varying expiration dates in various states in which we operate. We believe it is more-likely-than-not that we will realize a tax benefit for these NOL’s in the future except for $6.1 million of NOL carry-forwards on our professional corporations where we recognized a full valuation allowance as of fiscal year end 2019.
As of fiscal year end 2019, we also have non-expiring federal and state AMT carry-forward credits and employment credits net of valuation allowance, totaling $3.8 million available to offset certain future taxes.
We have a $1.7 million deferred income tax asset on losses associated with our equity method non-consolidated investee and a $0.2 million deferred income tax asset for capital losses associated with the impairment of an investment recorded during fiscal year 2018. We do not expect to generate significant capital gains from these investments, or other sources, in the near future. Therefore, we believe it is more-likely-than-not that we will not realize a tax benefit for the majority of these deferred income tax assets, and accordingly we have established a full valuation allowance for the amount deemed unrealizable.
As a result of our utilization of NOL carry-forwards to reduce or eliminate subsequent years’ tax obligations, our federal and a substantial number of our state income tax returns for fiscal years 2001 through 2019 remain open for examination by the tax authorities.
The Company evaluates uncertain tax positions using a “more-likely-than-not” threshold, and recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by tax authorities. The Company evaluates uncertain tax positions on a quarterly basis and considers various factors, including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, information obtained during in-process audit activities and changes in facts or circumstances related to a tax position.

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
Wholesale sales of inventory to the legacy partner are recognized at the point in time when control of the inventory has been transferred in accordance with the contractual terms and conditions of sale. Since the wholesale sales of inventory to the legacy partner are a separate performance obligation in our management & services agreement with the legacy partner, we considered the appropriate allocation of consideration to wholesale inventory sales. We concluded that the difference between the stand-alone-selling price of the wholesale inventory and the contractual prices was not material.
Within our Legacy segment services and plans revenues, eye exam services sold to retail customers are recognized at the point of sale which occurs immediately after the exam is performed.
Corporate/Other
Revenues from our non-reportable Corporate/Other segment are attributable to wholly owned subsidiaries AC Lens and FirstSight. AC Lens sells contact lenses and optical accessory products to retail customers through e-commerce. AC Lens also distributes contact lenses at its cost to Walmart and Sam’s Club under fee for services arrangements. This revenue is recorded on a gross basis as AC Lens is the principal in the arrangement since AC Lens controls the products in those transactions before the products are transferred to the customer.
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
The following disaggregation of revenues depicts our revenues based on the timing of revenue recognition:

In thousands	Fiscal Year 2019	Fiscal Year 2018
Revenues recognized at a point in time	$1,578,379	$1,397,801
Revenues recognized over time	145,952	139,053
Total net revenue	$1,724,331	$1,536,854

Refer to Note 16. "Segment Reporting" for the Company’s disaggregation of net revenue by reportable segment and product type. As the reportable segments are aligned by similar economic factors, trends and customers, the reportable segment disaggregation view best depicts how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors.
8. Leases
We lease our stores, laboratories, distribution centers, and corporate offices. These leases generally have noncancelable lease terms of between five and 10 years, with an option to renew for additional terms of one to 10 years or more. The lease term includes renewal option periods when the renewal is deemed reasonably certain after considering the value of the leasehold improvements at the end of the noncancelable lease period. Most leases for our stores provide for a minimum rent and typically include escalating rent over time with the exception of Military for which lease payments are variable and based on a percentage of sales. For Vista Optical locations in Fred Meyer stores, we pay fixed rent plus a percentage of sales after certain minimum thresholds are achieved. The Company’s leases generally require us to pay insurance, real estate taxes and common area maintenance expenses, substantially all of which are variable and not included in the measurement of the lease liability. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company does not consider its management & services agreement with its legacy partner to contain a lease arrangement.
Our lease arrangements include TIAs, which are contractual amounts received from a lessor for improvements made to leased properties by the Company. For operating leases, TIAs are treated as a reduction of the lease payments used to measure the ROU assets in the accompanying consolidated balance sheet as of fiscal year 2019 (non-current liabilities as of fiscal year 2018), and are amortized as a reduction in rental expense over the life of the respective leases.

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

In thousands		As of December 28, 2019
Type	Classification
	ASSETS
Finance	Property and equipment, net (a)	$28,128
Operating	Right of use assets (b)	348,090
	Total leased assets	$376,218
	LIABILITIES
	Current Liabilities:
Finance	Current maturities of long-term debt and finance lease obligations	$3,259
Operating	Current operating lease obligations (c)	51,937
	Other non-current liabilities:
Finance	Long-term debt and finance lease obligations, less current portion and debt discount	30,037
Operating	Non-current operating lease obligations	331,769
	Total lease liabilities	$417,002
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the net present value of minimum lease payments. We used the incremental borrowing rate on December 30, 2018 for operating leases that commenced prior to that date.

_________
(a) Finance lease assets are recorded net of accumulated amortization of $8.3 million as of December 28, 2019.
(b) TIA of $35.2 million and deferred rent of $15.0 million are treated as reductions of lease payments used to measure ROU assets as of December 28, 2019.
(c) Current operating lease liabilities are measured net of TIA receivables of $5.9 million as of December 28, 2019.

In thousands	Fiscal Year 2019
Operating lease cost
Fixed lease cost (a)	$73,971
Variable lease cost (b)	26,466
Sublease income(c)	(2,930)

Finance lease cost
Amortization of finance lease assets	4,418
Interest on finance lease liabilities	3,573
Net lease cost	$105,498
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

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

8. Leases (continued)

Lease Term and Discount Rate	Fiscal Year 2019
Weighted average remaining lease term (months)
Operating leases	82
Finance leases	88
Weighted average discount rate (a)
Operating leases	4.6%
Finance leases (b)	13.1%
(a)
The discount rate used to determine the lease assets and lease liabilities was derived upon considering (i) incremental borrowing rates on our long-term debt; (ii) fixed rates we pay on our interest rate swaps; (iii) LIBOR margins for issuers of similar credit rating; and (iv) effect of collateralization. As a majority of our leases are five-year and 10-year leases, we determined a lease discount rate for such tenors and determined this discount rate is reasonable for leases that were entered into during the period.

(b)
The discount rate on finance leases is higher than operating leases because the present value of minimum lease payments was higher than the fair value of leased properties for certain leases entered into prior to adoption of ASC 842. The discount rate differential for those leases is not material to our results of operations.

In thousands	Fiscal Year 2019
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows - operating leases	$75,330

The following table summarizes the maturity of our lease liabilities as of December 28, 2019:

In thousands	Operating Leases (a)	Finance Leases (b)
Fiscal Year
2020	$67,240	$6,742
2021	74,451	7,127
2022	67,115	7,062
2023	59,981	6,088
2024	53,036	4,520
Thereafter	130,762	15,561
Total lease liabilities	452,585	47,100
Less: Interest	68,879	13,804
Present value of lease liabilities(c)	$383,706	$33,296
_________
(a) Operating lease payments include $72.2 million related to options to extend lease terms that are reasonably certain of being exercised.
(b) Finance lease payments include $1.7 million related to options to extend lease terms that are reasonably certain of being exercised.
(c) The present value of lease liabilities excludes $16.4 million of legally binding minimum lease payments for leases signed but not yet commenced.

As of fiscal year end 2018, aggregate future minimum rental payments under our operating leases were as follows:

Fiscal Year	In thousands
2019	$69,372
2020	63,218
2021	56,219
2022	49,303
2023	42,545
Thereafter	126,388
$407,045

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

8. Leases (continued)

The future minimum rental payments above do not include amounts for variable executory costs such as insurance, real estate taxes and the common area maintenance. These costs were approximately $18.0 million and $14.9 million during the fiscal years ended 2018 and 2017, respectively.
9. Related Party Transactions
Transactions with KKR
During fiscal year 2019, KKR Capital Markets LLC acted as a lead arranger with respect to the refinancing of our Credit Agreement, and received $1.0 million in fees in connection therewith. See Note 4. “Long-term Debt” for additional information on the refinancing.
During fiscal year 2019, the Company completed a secondary offering pursuant to which KKR Vision Aggregator L.P. sold 9,149,908 shares of the Company’s common stock in an underwritten offering. See Note 1. “Description of Business and Basis of Presentation-Secondary Offering and Common Stock Repurchase” for further details.
Transactions with KKR and Berkshire
During fiscal year 2018, KCM acted as a lead arranger with respect to the joinder and amendment agreement, dated as of October 9, 2018, relating to the first lien credit agreement, and received $1.2 million in fees in connection therewith.
Under certain agreements we have entered into with KKR and Berkshire, we recorded the following expenses:

In thousands	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017
KKR	$—	$—	$7,259
Berkshire	$—	$—	$955

Fees paid to KKR and Berkshire include retainer fees and certain other on-going project-oriented initiatives and are presented in SG&A in the accompanying consolidated statements of operations, except KKR fees during the fiscal year 2017 include $2.3 million presented in debt issuance costs. Fiscal year 2017 expenses also include the monitoring agreement termination fee discussed in Note 1. “Business and Significant Accounting Policies.”
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
10. Equity in Net Assets of Non-Consolidated Investee
From time to time the Company invests in technological innovators across the optical retail industry. One of these investments is a nonconsolidated investee (the “investee”) in which an equity ownership interest is maintained and for which the equity method of accounting is used due to our ability to exert significant influence over decisions relating to our investee’s operations and financial affairs. We hold a 26% equity interest in our investee as of fiscal year end 2019.
Revenues and expenses of the investee are not consolidated into our financial statements; rather, our proportionate share of the earnings or losses of the investee is reflected as equity income or loss in other expense, net in our consolidated statements of operations. We have determined that we should not consolidate our investee because, although it is a variable interest entity, we are not the primary beneficiary. After adjusting the carrying value of our interest in the investee’s reported net losses, there is no remaining investment balance associated with this investee as of December 28, 2019. Our investment balance in the business was $1.0 million at the end of fiscal year 2018, which is included in other assets in the accompanying consolidated balance sheets.
Our investee’s fiscal year ends on December 31 of each year. The investee recognized no material transactions on the days between its fiscal year end and our fiscal year end for all periods presented below.

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

10. Equity in Net Assets of Non-Consolidated Investee (continued)

Summarized balance sheet information for our investee is as follows:

In thousands	As of December 28, 2019	As of December 29, 2018
Current assets	$1,351	$2,197
Non-current assets	450	558
Total assets	1,801	2,755

Current liabilities	3,821	6,321
Non-current liabilities	8,200	3,000
Total liabilities	12,021	9,321

Net assets	$(10,220)	$(6,566)
Summarized income statement information for our investee is as follows:

In thousands	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017
Revenues	$6,046	$3,871	$6,244
Net loss	$(5,481)	$(5,632)	$(3,433)
National Vision’s share of net loss	$(1,804)	$(1,304)	$(1,001)

In the ordinary course of business we are a licensee of our investee. Additionally, on August 29, 2017, the investee issued a secured convertible promissory note to the Company, in the principal amount of $1.5 million, due on August 29, 2020. The note bears interest at a fixed rate of 5.00% with an additional variable interest component based on the base rate of the Bank of England, as published each calendar year, which is 0.75% as of December 28, 2019 and is included in other assets in the accompanying consolidated balance sheets. Interest income associated with the note was immaterial for the fiscal year end 2019. The net carrying amount of the convertible promissory note after applying our share of the investee’s net losses of $0.8 million was $0.7 million, and is included in other assets in the accompanying condensed consolidated balance sheets for the fiscal year end 2019.
Balances and transactions related to our non-consolidated investee included in our consolidated balance sheets and statements of operations were as follows:

In thousands	As of December 31, 2019	As of December 31, 2018
Balance sheets
Other assets (1)	$704	$1,522
(1) Other assets represent a loan receivable from our investee.

In thousands	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017
Statements of operations
Licensing fees (SG&A)	$132	$172	$955

11. Fair Value Measurement of Financial Assets and Liabilities
The Company uses a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s own market assumptions.

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

11. Fair Value Measurement of Financial Assets and Liabilities (continued)

The Company is required to measure certain assets and liabilities at fair value or disclose the fair values of certain assets and liabilities recorded at cost. Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated assuming the transaction occurs in the principal or most advantageous market for the asset or liability and includes consideration of non-performance risk and credit risk of both parties. A three-tier fair value hierarchy prioritizes the inputs used in measuring fair value. These tiers include:

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

•
Level 3 - Valuation inputs are unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are determined using model-based techniques that include discounted cash flow models, and similar techniques.

The fair value estimates of financial instruments are not necessarily indicative of the amounts we might pay or receive in actual market transactions. The use of different market assumptions and/or estimation methodologies may have a material impact on the estimated fair value amounts.
Cash Equivalents and Restricted Cash
The carrying amount of cash equivalents approximates fair value due to the short term maturity of the instruments. All cash and cash equivalents are denominated in U.S. currency.
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
Long-term Debt - Term Loan and Revolving Credit Facility
Since the borrowings under the Term Loan and Revolving Credit Facility utilize variable interest rate setting mechanisms such as LIBOR, the fair values of these borrowings are deemed to approximate the carrying values. Refer to Note 4. “Long-term Debt” for additional information on the Term Loan and Revolving Credit Facility.
Finance Lease Obligations
The fair value of finance lease obligations is based on estimated future contractual cash flows discounted at an appropriate market rate of interest (Level 2 inputs). The estimated fair values of our finance leases were $38.2 million and $30.7 million as of fiscal year end 2019 and 2018, respectively, compared to carrying values of $33.3 million and $24.5 million, respectively.
Interest Rate Derivatives
We recognize as assets or liabilities at fair value the estimated amounts we would receive or pay upon a termination of interest rate swaps prior to their scheduled expiration dates. The fair value was based on information that is model-driven and whose inputs were observable (Level 2 inputs). See Note 14. “Interest Rate Derivatives” for further details.

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

12. Deferred Revenue

The following depicts a roll-forward of deferred revenue:

	Fiscal Year 2019
In thousands	Product Protection Plans	Eye Care Clubs	HMO Memberships	Total
Beginning of the year	$28,775	43,488	$15	$72,278
Sold	63,105	52,438	—	115,543
Revenue recognized	(60,969)	(49,440)	(12)	(110,421)
End of year	$30,911	$46,486	$3	$77,400

Current	$30,547	$25,320	$3	$55,870
Non-current	364	21,166	—	21,530
	$30,911	$46,486	$3	$77,400

	Fiscal Year 2018
In thousands	Product Protection Plans	Eye Care Clubs	HMO Memberships	Total
Beginning of the year	$26,731	$67,430	$54	$94,215
Adjustment for adoption of ASU 2014-09	—	(25,776)	—	(25,776)
Beginning of the year - As Adjusted	26,731	41,654	54	68,439
Sold	58,860	47,923	1,384	108,167
Revenue recognized	(56,816)	(46,089)	(1,423)	(104,328)
End of year	$28,775	$43,488	$15	$72,278

Current	$28,403	$23,726	$15	$52,144
Non-current	372	19,762	—	20,134
	$28,775	$43,488	$15	$72,278

Deferred revenue recorded as of fiscal year end 2019 is expected to be reflected in future operating results as follows:

Fiscal Year	In thousands
2020	$55,870
2021	16,125
2022	5,185
2023	170
2024	50
$77,400

13. Commitments and Contingencies
Agreements
In 2018, the Company renewed an eyeglass lenses supply agreement with a trade vendor effective June 2019. The Company also renewed certain other agreements with the same eyeglass vendor, including a cloud computing service arrangement. Additionally, during the fiscal year of 2019, we entered into other minimum purchase commitments with our trade vendors. As a result of these arrangements, the Company has minimum purchase commitments of approximately $23.5 million, $24.9 million, $8.4 million and $3.7 million in fiscal years 2020, 2021, 2022 and 2023, respectively.

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

13. Commitments and Contingencies (continued)

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

In thousands	Fiscal Year 2019	Fiscal Year 2018
Beginning of year balance	$1,742	$1,593
Accrued obligation	33,014	29,943
Claims paid	(32,875)	(29,794)
End of year balance	$1,881	$1,742

401(k) Plan
The Company sponsors a 401(k) plan into which employees may defer a portion of their wages. We match a portion of such deferred wages. The expense for the plan was $5.3 million, $4.2 million and $3.1 million in the fiscal years ended 2019, 2018 and 2017, respectively. Expense associated with our 401(k) plan is presented in SG&A in the consolidated statements of operations.
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
We are currently and may in the future become subject to various claims and pending or threatened lawsuits in the ordinary course of our business.
Our subsidiary, FirstSight, is a defendant in a purported class action in the U.S. District Court for the Southern District of California that alleges that FirstSight participated in arrangements that caused the illegal delivery of eye examinations and that FirstSight thereby violated, among other laws, the corporate practice of optometry and the unfair competition and false advertising laws of California. The lawsuit was filed in 2013 and FirstSight was added as a defendant in 2016. In March 2017, the court granted the motion to dismiss previously filed by FirstSight and dismissed the complaint with prejudice. The plaintiffs filed an appeal with the U.S. Court of Appeals for the Ninth Circuit in April 2017. In July 2018, the U.S. Court of Appeals for the Ninth Circuit vacated in part, and reversed in part, the district court’s dismissal and remanded for further proceedings. In October 2018, the plaintiffs filed a second amended complaint with the district court, and, in November 2018, FirstSight filed a motion to dismiss. We believe that the claims alleged are without merit and intend to continue to defend the litigation vigorously.

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

13. Commitments and Contingencies (continued)

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
In February 2019, we were served with a lawsuit by a former employee who alleges, on behalf of himself and a proposed class, several violations of California wage and hour laws and seeks unspecified alleged unpaid wages, monetary damages, injunctive relief and attorneys’ fees. On March 21, 2019, we removed the lawsuit from state court to the United States District Court for the Northern District of California. The plaintiff moved to remand the action to state court on April 18, 2019, and the Court denied this motion on July 8, 2019. On July 22, 2019, the plaintiff filed an amended complaint. On July 26, 2019, the parties filed a joint stipulation wherein the Company denied all claims in the amended complaint but joined the plaintiff in seeking a stay of further proceedings in the lawsuit based on the parties’ agreement to attend early mediation in an effort to avoid further costs and expenses of protracted litigation. The parties participated in mediation on February 19, 2020, but a resolution of the matter was not reached at that time. The Company continues to believe that the plaintiff’s amended complaint lacks merit and will vigorously defend the litigation.
In November 2019, the Company agreed to enter into a pre-litigation settlement with six former employees who asserted, on behalf of themselves and a proposed class, violations of the Fair Labor Standards Act and of California wage and hour laws. In order to avoid the burden, expense and uncertainty of litigation, and without admitting liability, the Company agreed to a settlement with the named claimants and all participating class members for a maximum settlement amount of $895,000. This settlement is subject to approval by a tribunal following a fairness hearing.
14. Interest Rate Derivatives
The Company is party to pay-fixed and receive-floating interest rate swap agreements to offset the variability of cash flows in LIBOR-indexed debt interest payments, subject to a 1.0% floor, attributable to changes in the benchmark interest rate from March 13, 2017 to March 13, 2021 related to its credit agreement. During 2019, in accordance with the original agreements with the counterparties, the notional amount of the first derivative decreased from $140.0 million to $105.0 million. There were no other changes in the terms of the arrangements. The fixed rates associated with the first derivative (“Derivative 1”) notional amount of $105.0 million and the second derivative (“Derivative 2”) notional amount of $225.0 million were 3.4063% and 3.5125%, respectively. The fixed rate associated with the third derivative (“Derivative 3”) notional amount of $100.0 million was 2.6000%. Derivative 1 will hedge the first amount of LIBOR-based interest payments up to its applicable notional amount and Derivative 2 will hedge the next amount (i.e., the first amount not already hedged by Derivative 1) up to its applicable notional amount. Derivative 3 will hedge interest payments not already hedged by Derivatives 1 and 2.
Changes in the cash flows of each derivative are expected to be highly effective in offsetting the changes in interest payments on a principal balance equal to the derivative’s notional amount, attributable to the hedged risk. Our hedges have been deemed highly effective since inception as a result of our quarterly hedge effectiveness testing.
Our cash flow hedge position related to interest rate derivative contracts is as follows:

In thousands	Notional Amount	Maturity Date	Other Payables and Accrued Expenses	Other Liabilities	AOCL, Net of Tax (1)
As of December 28, 2019	$430,000	March 2021	$6,382	$1,603	$3,814
As of December 29, 2018	$465,000	March 2021	$3,130	$3,505	$2,810
(1) Includes stranded income tax benefit of $2.1 million within AOCL from adopting provisions of the Tax Cuts and Jobs Act of 2017 during the year ended December 30, 2017.

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

14. Interest Rate Derivatives (continued)

As of December 28, 2019, the Company expects to reclassify $4.7 million of unrealized losses on derivative instruments from AOCL into earnings in the next 12 months as the derivative instruments mature. See Note 18. “Accumulated Other Comprehensive Loss” for further detail regarding AOCL.
15. Earnings Per Share
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

In thousands, except EPS	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017
Net income	$32,798	$23,653	$43,138
Weighted average shares outstanding for basic EPS	78,608	75,899	59,895
Effect of dilutive securities:
Stock options	3,019	3,129	2,140
Restricted Stock	56	13	—
Weighted average shares outstanding for diluted EPS	81,683	79,041	62,035
Basic EPS	$0.42	$0.31	$0.72
Diluted EPS	$0.40	$0.30	$0.70
Anti-dilutive options, RSUs outstanding excluded from EPS	294	—	254

16. Segment Reporting
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

•
Legacy - The Company manages the operations of, and supplies inventory and lab processing services to, 226 Legacy retail Vision Centers. We earn management fees as a result of providing such services and therefore we record revenue related to sales of products and product protection plans to our Legacy partner’s customers on a net basis. We also sell to our Legacy partner wholesale merchandise that is stocked in retail locations, and provide central lab processing for the finished eyeglasses and frames expected to be sold to our Legacy partner’s customers. We lease space from our Legacy partner within or adjacent to each of the locations we manage and use this space for providing optometric examination services. During fiscal year 2019, sales associated with our Legacy partner arrangement represented 9.3% of consolidated net revenue. This exposes us to concentration of customer risk. Sales of services and plans in our Legacy segment consist of fees earned for managing the operations of our Legacy partner and revenues associated with the provision of eye exams for our managed care customers. Revenues associated with managing operations of our Legacy partner were $35.5 million, $34.7 million and $36.7 million for fiscal years ended 2019, 2018 and 2017, respectively. Our management & services agreement also allows our Legacy partner to collect penalties if the Vision Centers do not generate a requisite amount of revenues. No such penalties have been assessed under our current arrangement.

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

16. Segment Reporting (continued)

On January 22, 2020, we entered into an amendment to our management & services agreement with Walmart. The amendment extended the current term of the management & services agreement by six months, to February 23, 2021, and such term will automatically renew for an additional three-year term unless, no later than July 23, 2020, one party provides the other party written notice of non-renewal. Pursuant to the amendment, we will also be adding five additional Vision Centers in Walmart stores in fiscal year 2020.
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
Revenues from the Corporate/Other segments are attributable to the AC Lens and FirstSight operating segments. AC Lens primarily sells contact lenses and optical accessory products to retail customers through e-commerce. AC Lens also distributes contact lenses to certain Walmart and Sam’s Club under fee for services arrangements. During fiscal year 2019, AC Lens sales associated with Walmart and Sam’s Club contact lenses distribution arrangements represented 8.7% of consolidated net revenue. FirstSight sells single service health plans in connection with the operations of America’s Best operations in California, and arranges for the provision of optometric services at the offices next to Walmart and Sam’s Club stores throughout California. None of those segments met the quantitative thresholds for determining reportable segments for any of the periods presented.
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

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

16. Segment Reporting (continued)

	Fiscal Year 2019
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$1,076,315	$105,450	$245,206	$(835)	$1,426,136
Segment services and plans revenues	248,685	54,599	12	(5,101)	298,195
Total net revenue	1,325,000	160,049	245,218	(5,936)	1,724,331
Cost of products	310,790	48,712	215,052	(203)	574,351
Cost of services and plans	206,878	25,289	1	—	232,168
Total costs applicable to revenue	517,668	74,001	215,053	(203)	806,519
SG&A	508,239	56,235	180,014	—	744,488
Asset impairment	—	—	8,894	—	8,894
Other expense, net	—	—	3,611	—	3,611
Loss on extinguishment of debt	—	—	9,786	—	9,786
EBITDA	$299,093	$29,813	$(172,140)	$(5,733)
Depreciation and amortization					87,244
Interest expense, net					33,300
Income before income taxes					$30,489

	Fiscal Year 2018
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$956,355	$103,890	$208,875	$492	$1,269,612
Segment services and plans revenues	217,047	50,522	3,552	(3,879)	267,242
Total net revenue	1,173,402	154,412	212,427	(3,387)	1,536,854
Cost of products	280,720	46,986	183,459	241	511,406
Cost of services and plans	178,362	20,272	3,531	—	202,165
Total costs applicable to revenue	459,082	67,258	186,990	241	713,571
SG&A	457,618	54,091	175,767	—	687,476
Asset impairment	—	—	17,630	—	17,630
Other expense, net	—	—	1,487	—	1,487
Debt issuance cost	—	—	200	—	200
EBITDA	$256,702	$33,063	$(169,647)	$(3,628)
Depreciation and amortization					74,339
Interest expense, net					37,283
Income before income taxes					$4,868

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

16. Segment Reporting (continued)

	Fiscal Year 2017
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$847,866	$103,887	$179,718	$(2,158)	$1,129,313
Segment services and plans revenues	190,701	49,955	12,172	(6,833)	245,995
Total net revenue	1,038,567	153,842	191,890	(8,991)	1,375,308
Cost of products	248,548	48,275	159,789	(534)	456,078
Cost of services and plans	153,691	16,624	10,573	—	180,888
Total costs applicable to revenue	402,239	64,899	170,362	(534)	636,966
SG&A	403,848	52,705	143,457	—	600,010
Asset impairment	—	—	4,117	—	4,117
Debt issuance cost	—	—	4,527	—	4,527
Litigation settlement	—	—	7,000	—	7,000
Other expense, net	—	—	950	—	950
EBITDA	$232,480	$36,238	$(138,523)	$(8,457)
Depreciation and amortization					61,974
Interest expense, net					55,536
Income before income taxes					$4,228

Consolidated Net Product Revenue Information
The following table presents our consolidated net product revenue information:

In thousands	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017
Net Product Sales
Eyeglasses and sunglasses	$947,729	$851,328	$763,268
Contact lenses	471,042	410,839	358,808
Accessories and other	7,365	7,445	7,237
Total net product revenues	$1,426,136	$1,269,612	$1,129,313

17. Restricted Cash
The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets to the total of cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows:

In thousands	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017
Cash and cash equivalents	$39,342	$17,132	$4,208
Restricted cash included in other assets	965	866	986
Total cash, cash equivalents and restricted cash	$40,307	$17,998	$5,194

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

18. Accumulated Other Comprehensive Loss

Cash flow hedge derivative instruments are recorded in AOCL. The following table presents the changes in AOCL, net of tax during the fiscal years 2019, 2018 and 2017, respectively:

In thousands	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017
Cash flow hedging activity
Balance at beginning of fiscal year	$(2,810)	$(9,868)	$(14,556)
Other comprehensive income (loss) before reclassification	(5,814)	3,182	(1,051)
Tax effect of other comprehensive income (loss) before reclassification	1,489	(815)	436
Amount reclassified from AOCL	4,464	6,306	8,664
Tax effect of amount reclassified from AOCL	(1,143)	(1,615)	(3,361)
Net current period other comprehensive income (loss), net of tax	(1,004)	7,058	4,688
Balance at end of fiscal year	$(3,814)	$(2,810)	$(9,868)

19. Quarterly Financial Information (Unaudited)

The unaudited quarterly financial information reflects all normal and recurring accruals and adjustments necessary for a fair presentation of net income for interim periods. Quarterly results are not necessarily indicative of a full year’s operations because of various factors. The following tables present unaudited quarterly financial information:

	Fiscal Year 2019
In thousands, except EPS	Fourth Quarter Ended December 28, 2019	Third Quarter Ended September 28, 2019	Second Quarter Ended June 29, 2019	First Quarter Ended March 30, 2019
Total net revenue	$401,763	$431,902	$429,451	$461,215
Total costs applicable to revenue	$187,542	$204,502	$202,506	$211,969
Income from operations	$8,361	$11,112	$21,702	$32,400
Net income	$3,920	$1,192	$10,257	$17,429
Weighted-average shares used in computing basic EPS	79,271	78,474	78,318	78,205
Weighted-average shares used in computing diluted EPS	81,785	81,561	81,424	81,466
Basic EPS	$0.05	$0.02	$0.13	$0.22
Diluted EPS	$0.05	$0.01	$0.13	$0.21
Anti-dilutive options, RSUs outstanding excluded from EPS	350	315	391	356

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

19. Quarterly Financial Information (Unaudited) (continued)

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

20. Subsequent Events
On January 22, 2020, we entered into an amendment to our management & services agreement with Walmart. The amendment extended the current term of the management & services agreement by six months, to February 23, 2021, and such term will automatically renew for an additional three-year term unless, no later than July 23, 2020, one party provides the other party written notice of non-renewal. Pursuant to the amendment, we will also be adding five additional Vision Centers in Walmart stores in fiscal year 2020.

Schedule I - Condensed Financial Information of Registrant
National Vision Holdings, Inc. and Subsidiaries (Parent Company Only)
Condensed Balance Sheets
In Thousands, Except Par Value

	As of December 28, 2019	As of December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$55	$246
Accounts Receivable, net	534	—
Total current assets	589	246

Deferred income taxes	320	393
Investment in subsidiary	804,443	745,198
Total non-current assets	804,763	745,591
Total assets	$805,352	$745,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other current liabilities	$50	$65

Non-current liabilities:
Other non-current liabilities	28,865	2,618

Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 80,603 and 78,246 shares issued as of December 28, 2019 and December 29, 2018, respectively; 79,678 and 78,167 shares outstanding as of December 28, 2019 and December 29, 2018, respectively	805	782
Additional paid-in capital	700,121	672,503
Accumulated other comprehensive loss	(3,814)	(2,810)
Retained earnings	107,132	74,840
Treasury stock, at cost; 925 and 79 shares as of December 28, 2019 and December 29, 2018, respectively	(27,807)	(2,161)
Total stockholders’ equity	776,437	743,154
Total liabilities and stockholders’ equity	$805,352	$745,837

The accompanying notes are an integral part of these condensed financial statements.

Schedule I - Condensed Financial Information of Registrant
National Vision Holdings, Inc. And Subsidiaries (Parent Company Only)
Condensed Statements of Operations and Comprehensive Income
In Thousands

	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017
Total net revenue	$—	$—	$—
Cost applicable to revenue	—	—	—
Operating expenses	256	265	218
Income (Loss) before income taxes	(256)	(265)	(218)
Income tax provision (benefit)	71	(91)	(85)
Income (Loss) before equity in net income of subsidiaries	(327)	(174)	(133)
Net income of subsidiaries	33,125	23,827	43,271
Net income	$32,798	$23,653	$43,138

Comprehensive income:
Net income	32,798	23,653	43,138
Unrealized gain (loss) on hedge instruments	(1,350)	9,488	7,613
Tax provision (benefit) of unrealized gain (loss) on hedge instruments	(346)	2,430	2,925
Comprehensive income	$31,794	$30,711	$47,826

The accompanying notes are an integral part of these condensed financial statements.

Schedule I - Condensed Financial Information of Registrant
National Vision Holdings, Inc. and Subsidiaries (Parent Company Only)
Condensed Statements of Cash Flows
In Thousands

	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017
Operating Activities
Net cash provided by (used for) operating activities	$25,455	$223	$11
Investing Activities
Dividend from subsidiary	—	—	170,983
Investment in subsidiary	(15,090)	(19,802)	(373,024)
Net cash provided by (used for) investing activities	(15,090)	(19,802)	(202,041)
Financing Activities
Proceeds from stock option exercises and employee stock purchase plan	15,090	19,802	1,092
Proceeds from sale of common stock	—	—	371,932
Dividend to stockholders	—	—	(170,983)
Purchase of common stock	(25,646)	—	—
Net cash provided by (used for) financing activities	(10,556)	19,802	202,041
Net change in cash and cash equivalents	(191)	223	11
Cash and cash equivalents, beginning of year	246	23	12
Cash and cash equivalents, end of year	$55	$246	$23

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
The increase in other non-current liabilities on the Condensed Balance Sheets was primarily due to funds provided by NVI to facilitate the Company’s repurchase of common stock in 2019.
2. Guarantees and Restrictions
On February 2, 2017, the Company declared a recapitalization dividend to its stockholders. The dividend was funded with $175.0 million in new term loans under NVI’s first lien credit agreement.
As described in the Initial and Secondary Public Offerings section included in Note 1. “Business and Significant Accounting Policies,” to the NVHI consolidated financial statements, NVI used proceeds from the NVHI IPO to repay all $125.0 million outstanding aggregate amount of its second lien term loans and approximately $235.0 million of the outstanding amount of its First Lien - Term Loan B and accrued and unpaid interest thereon. As of December 28, 2019, NVI had $540.4 million of principal amount of long-term debt outstanding under its Term Loan and Revolving Credit Facility (as defined below). Pursuant to the Restatement Agreement, as described in Note 4. “Long-term Debt,” to the NVHI consolidated financial statements, the credit agreement also provides for up to $300.0 million in revolving loans (“Revolving Credit Facility”). As of fiscal year end 2019, NVI had $148.0 million outstanding revolving loan obligations and had $5.7 million in outstanding letters of credit related to the Revolving Credit Facility.
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
In accordance with Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 28, 2019. Based on that evaluation, the CEO and the CFO have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic filings with the U.S. Securities and Exchange Commission ("SEC") is made known to them in a timely manner.
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
Management, with the participation of our CEO and CFO, has assessed the effectiveness of the Company's internal control over financial reporting as of December 28, 2019 in accordance with the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 28, 2019. The Company's independent registered public accounting firm, Deloitte & Touche LLP, as auditors of our consolidated financial statements as of and for the year ended December 28, 2019, has issued their attestation report on management's internal control over financial reporting which is set forth below.
Remediation of the Previously Reported Material Weakness in Internal Control Over Financial Reporting
As discussed in Item 9A. Controls and Procedures of our Form 10-K for the 2018 fiscal year, we identified a material weakness in our internal control over financial reporting as of December 29, 2018 related to a deficiency in the design of entity level controls to identify and assess changes in our business environment.

Management designed and implemented controls to remediate the material weakness, which included the following new policies, procedures and internal controls:
In 2018, we:

•
Established a periodic meeting of senior leaders from key business groups, including operations and finance, for purposes of identifying and assessing changes in our business environment that could significantly impact the system of internal control over financial reporting;

•	Designed and implemented a control to incorporate those changes into our risk assessment and control activities; and

•	Established a disclosure committee, consisting of certain key members of management, to assist in formalizing our disclosure, risk assessment, internal controls and procedures.
Management tested the controls cited above and determined them to be effectively designed and implemented.
In addition, we designed the following controls in 2019 to complete the remediation of the material weakness:

•	An internal control deficiency remediation project plan, overseen by the CFO and internal audit, and reviewed with the Audit Committee at least quarterly; and

•
An enhanced risk assessment that incorporates cross-functional input, data analysis, and detailed reviews of accounting policies and operating procedures to identify and differentiate risks of material misstatement.

As of December 28, 2019, we have completed documentation and implementation of the new and revised internal controls described above. During the fourth quarter of 2019 and prior to the issuance of our consolidated financial statements for the year ended December 28, 2019, we completed sufficient instances of testing of the operating effectiveness of the new and revised internal controls and concluded that the above identified material weakness in our internal control over financial reporting has been fully remediated.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above under “Remediation of the Previously Reported Material Weakness in Internal Control Over Financial Reporting.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of National Vision Holdings, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of National Vision Holdings, Inc. and subsidiaries (the “Company”) as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 28, 2019, of the Company and our report dated February 25, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update No. 2016-02, Leases.

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

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 25, 2020

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The following table sets forth the names, ages and positions of our executive officers as of February 26, 2020.

Name	Age	Position
L. Reade Fahs	59	Chief Executive Officer and Director
Patrick R. Moore	56	Senior Vice President, Chief Financial Officer
Joan Blackwood	55	Chief Marketing Officer
Jared Brandman	43	Senior Vice President, General Counsel and Secretary
Bill Clark	45	Senior Vice President, Chief People Officer
Melissa Rasmussen	43	Senior Vice President, Chief Accounting Officer
John Vaught	66	Senior Vice President, Chief Information Officer
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
Patrick R. Moore has served as the Senior Vice President, Chief Financial Officer of NVI since September 2014, and was appointed the Senior Vice President, Chief Financial Officer of National Vision Holdings, Inc. in February 2015. Prior to joining NVI, Mr. Moore served in both divisional and group chief financial officer roles for Fiserv, Inc. (where he served as Senior Vice President, Finance and Chief Financial Officer of the Digital Solutions Group from March 2014 until September 2014), First Data Corporation (where he served as Senior Vice President, Business Transformation from August 2013 until February 2014 and Division Chief Financial Officer/Senior Vice President of First Data North America from October 2009 until July 2013), Fluor Corporation and BellSouth Corporation (now AT&T). Mr. Moore began his career with BellSouth Corporation, serving in roles involving engineering, operations, finance, strategy, investor relations and merger integration. Mr. Moore holds a B.A. degree in Mechanical Engineering, as well as an MBA degree from the University of Alabama. Mr. Moore also attended the Stanford Executive program in 2002.
Joan Blackwood has served as the Chief Marketing Officer of National Vision Holdings, Inc. since December 2019. Prior to joining National Vision, Ms. Blackwood served most recently as the Chief Marketing Officer of the University of Phoenix from February 2015 until December 2019 and served as the Chief Marketing Officer for Zumba Fitness from May 2013 until October 2014. Prior to Zumba Fitness, Ms. Blackwood held chief marketing officer roles at 1-800-Contacts/Glasses.com and Monster Worldwide. Ms. Blackwood holds a B.A. degree in Journalism from Indiana University.
Jared Brandman has served as the Senior Vice President, General Counsel and Secretary of National Vision Holdings, Inc. since February 2019. Mr. Brandman joined National Vision in 2017 as Vice President, Assistant General Counsel and Assistant Secretary. Prior to joining the Company, Mr. Brandman was Securities Counsel for The Coca-Cola Company from 2010 to 2017. Mr. Brandman holds a B.A. degree in organizational studies from the University of Michigan and a J.D. degree from Emory University School of Law.
Bill Clark has served as the Senior Vice President, Chief People Officer of National Vision Holdings, Inc. since June 2019. Prior to joining National Vision, he served as Senior Vice President, Human Resources at Five Below, Inc. from October 2014 until May 2019. Prior to Five Below, Mr. Clark served as Vice President of Retail HR at Dollar General Corporation from April 2012 until October 2014 and spent 10 years in key executive leadership roles at Walmart and Sam’s Club, including as Vice President of Field Human Resources, Vice President of Talent Management and Vice President of HR Administration and Strategy. Mr. Clark holds both a B.S. degree in Biology and a Master of Science degree in College Teaching from Northeastern State University in Oklahoma.

Melissa Rasmussen has served as the Senior Vice President, Chief Accounting Officer of National Vision Holdings, Inc. since July 2019. Ms. Rasmussen joined National Vision after spending 21 years at Lexmark International, Inc., where she was most recently Vice President and Corporate Controller from November 2016 to July 2019. From February 2012 to November 2016, Ms. Rasmussen served as Director of SEC Reporting and Corporate Consolidation for Lexmark. Prior to that, she held numerous finance and accounting leadership roles, including North America Controller and Global Consolidation Manager. Ms. Rasmussen holds a B.S. degree in Accounting from the University of Kentucky and is a certified public accountant.
John Vaught has served as the Senior Vice President, Chief Information Officer of NVI since 2005, and was appointed the Senior Vice President, Chief Information Officer of National Vision Holdings, Inc. in June 2017. Mr. Vaught has been involved in all acquisition integrations and growth at National Vision beginning with the acquisition of America’s Best in 2005. Mr. Vaught has 45 years of retail and manufacturing information technology experience, and has held technical and IT management positions at Revco Drug Stores (CVS), Invacare, and Office Depot.
Other
The additional information required by this item will be included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item will be included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as a part of this report:

(1) Consolidated financial statements

For the following consolidated financial information included herein, see Part II. Item 8.on Page 68

Page
Consolidated Balance Sheets as of December 28, 2019 and December 29, 2018	71
Consolidated Statements of Operations and Comprehensive income for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017	72
Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017	73
Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017	74
Notes to Consolidated Financial Statements	75
Schedule I – Condensed Financial Information of Registrant	110

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

3.2	Second Amended and Restated Bylaws of National Vision Holdings, Inc. - incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 31, 2017
4.1	Description of Securities of the Registrant
10.1
Joinder and Amendment and Restatement Agreement, including as Exhibit A thereto, the Amended and Restated Credit Agreement, dated as of July 18, 2019, by and among Nautilus Acquisition Holdings, Inc., National Vision, Inc., certain subsidiaries of National Vision, Inc., as guarantors, Goldman Sachs Bank USA, as former administrative agent and collateral agent, Bank of America, N.A., as new administrative agent and collateral agent, and the lenders from time to time party thereto - incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2019

10.2
First Lien Guarantee, dated as of March 13, 2014, by the guarantors party thereto - incorporated herein by reference to Exhibit 10.6 to the Company’s Form S-1 Registration Statement filed on September 29, 2017

10.3
First Lien Security Agreement, dated as of March 13, 2014, among Nautilus Acquisition Holdings, Inc., Nautilus Merger Sub, Inc., Vision Holdings Corp., National Vision, Inc., subsidiary grantors party thereto, Goldman Sachs Bank USA, as collateral agent - incorporated herein by reference to Exhibit 10.7 to the Company’s Form S-1 Registration Statement filed on September 29, 2017

10.4
First Lien Pledge Agreement, dated as of March 13, 2014, among Nautilus Acquisition Holdings, Inc., Nautilus Merger Sub, Inc., Vision Holdings Corp., National Vision, Inc. subsidiary pledgors party thereto, Goldman Sachs Bank USA, as collateral agent - incorporated herein by reference to Exhibit 10.8 to the Company’s Form S-1 Registration Statement filed on September 29, 2017

10.5†	National Vision Holdings, Inc. 2017 Omnibus Incentive Plan - incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 31, 2017
10.6†
Form of Restricted Stock Agreement for Non-Employee Directors under the 2017 Omnibus Incentive Plan - incorporated herein by reference to Exhibit 10.15 to the Company’s Amendment No. 2 to Form S-1 Registration Statement filed on October 16, 2017

10.7†
Form of Stock Option Agreement under the 2017 Omnibus Incentive Plan, as adopted February 2019 - incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2019

10.8†
Form of Restricted Stock Unit Agreement under the 2017 Omnibus Incentive Plan, as adopted February 2019 - incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2019

10.9†
Form of Performance Stock Unit Agreement under the 2017 Omnibus Incentive Plan, as adopted February 2019 - incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2019

10.10†
Form of Restricted Stock Agreement for Non-Employee Directors under the 2017 Omnibus Incentive Plan, as adopted February 2019 - incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2019

10.11†
2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its Subsidiaries - incorporated herein by reference to Exhibit 10.16 to the Company’s Form S-1 Registration Statement filed on September 29, 2017

10.12†
Amendment No. 1 to the 2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its Subsidiaries - incorporated herein by reference to Exhibit 10.17 to the Company’s Form S-1 Registration Statement filed on September 29, 2017

10.13†
Amendment No. 2 to the 2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its Subsidiaries - incorporated herein by reference to Exhibit 10.18 to the Company’s Form S-1 Registration Statement filed on September 29, 2017

10.14†
Form of Stock Option Agreement under the 2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its Subsidiaries - incorporated herein by reference to Exhibit 10.19 to the Company’s Form S-1 Registration Statement filed on September 29, 2017

10.15†	Form of Management Stockholder’s Agreement - incorporated herein by reference to Exhibit 10.20 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
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

10.18†	National Vision Holdings, Inc. Executive Severance Plan - incorporated by reference to Exhibit 10.1 filed to the Company’s Current Report on Form 8-K filed on December 18, 2018
10.19‡
Letter Agreement between National Vision, Inc. and Essilor of America, Inc., dated as of May 25, 2011 - incorporated herein by reference to Exhibit 10.29 to the Company’s Form S-1 Registration Statement filed on September 29, 2017

10.20‡
Letter of Amendment between National Vision, Inc. and Essilor of America, Inc., dated as of December 2, 2014 - incorporated herein by reference to Exhibit 10.30 to the Company’s Form S-1 Registration Statement filed on September 29, 2017

10.21‡
Management & Services Agreement by and between National Vision, Inc. and Wal-Mart Stores, Inc., dated as of May 1, 2012 - incorporated herein by reference to Exhibit 10.31 to the Company’s Form S-1 Registration Statement filed on October 16, 2017

10.22‡
Letter Agreement between National Vision, Inc. and Essilor of America, Inc. dated as of March 9, 2018 - incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 15, 2018

10.23‡
Letter Agreement between National Vision, Inc. and Essilor of America, Inc., dated as of November 12, 2018 - incorporated herein by reference to Exhibit 10.36 to the Company’s Form 10-K filed on February 27, 2019

10.24
Letter Agreement by and between National Vision, Inc. and Wal-Mart Stores, Inc. re: Management & Services Agreement, dated as of January 11, 2017 - incorporated herein by reference to Exhibit 10.32 to the Company’s Form S-1 Registration Statement filed on September 29, 2017

10.25‡
Amended and Restated Supplier Agreement between National Vision, Inc. and Walmart, dated as of January 17, 2017 - incorporated herein by reference to Exhibit 10.33 to the Company’s Form S-1 Registration Statement filed on September 29, 2017

10.26†
Option Agreement for Patrick R. Moore under the 2017 Omnibus Incentive Plan - incorporated herein by reference to Exhibit 10.34 to the Company’s Amendment No. 2 to Form S-1 Registration Statement filed on October 16, 2017

10.27†
Restricted Stock Award Agreement for David M. Tehle under the 2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its Subsidiaries - incorporated herein by reference to Exhibit 10.35 to the Company’s Amendment No. 2 to Form S-1 Registration Statement filed on October 16, 2017

10.28†	Form of Director Indemnification Agreement - incorporated herein by reference to Exhibit 10.36 to the Company’s Amendment No. 2 to Form S-1 Registration Statement filed on October 16, 2017
10.29†
Option Agreement for Jeff McAllister under the 2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its Subsidiaries - incorporated herein by reference to Exhibit 10.39 to the Company’s Form 10-K filed on March 8, 2018

10.30†	Form of Director Stockholder’s Agreement - incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2018
10.31†	Vision Holding Corp. Amended and Restated 2013 Equity Incentive Plan - incorporated herein by reference to Exhibit 4.4 to the Company’s Form S-8 Registration Statement filed on October 26, 2017
10.32†
Transition Agreement, dated as of February 1, 2019, between National Vision Holdings, Inc. and Jeff McAllister - incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2019.

21.1	Subsidiaries of National Vision Holdings, Inc.
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page of the Company’s Annual Report on Form 10-K for the year ended December 28, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments)
____________

(†)	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
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

National Vision Holdings, Inc.

By:	/s/ L. Reade Fahs
L. Reade Fahs
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	February 26, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ L. Reade Fahs	Chief Executive Officer and Director	February 26, 2020
L. Reade Fahs	(Principal Executive Officer)

/s/ Patrick R. Moore	Senior Vice President, Chief Financial Officer	February 26, 2020
Patrick R. Moore	(Principal Financial Officer)

/s/ Melissa Rasmussen	Senior Vice President, Chief Accounting Officer	February 26, 2020
Melissa Rasmussen	(Principal Accounting Officer)

/s/ Heather Cianfrocco	Director	February 26, 2020
Heather Cianfrocco

/s/ Virginia A. Hepner	Director	February 26, 2020
Virginia A. Hepner

/s/ D. Randolph Peeler	Director	February 26, 2020
D. Randolph Peeler

/s/ Nathaniel H. Taylor	Chairman and Director	February 26, 2020
Nathaniel H. Taylor

/s/ Thomas V. Taylor, Jr.	Director	February 26, 2020
Thomas V. Taylor, Jr.

/s/ David M. Tehle	Director	February 26, 2020
David M. Tehle