Form 10-Q
period 2020-03-28
National Vision Holdings, Inc.
filed 2020-05-07
CIK 1710155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2020
Common stock, $0.01 par value	80,278,228

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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth in Part II, Item 1A - “Risk Factors” in this Form 10-Q, Part I, Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 28, 2019 (the “Annual Report”) and Item 8.01 - “Supplemental Risk Factor” on Form 8-K filed on March 19, 2020, as filed with the Securities and Exchange Commission (the “SEC”), as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov, and also include the following:

•
the scale and scope of the novel coronavirus, or COVID-19, pandemic is unknown and, due to the temporary closure of our stores to the public and other factors, is adversely impacting, and is expected to continue to adversely impact, our business at least for the near term, including the impact of federal, state, and local governmental actions and customer behavior in response to the pandemic and such governmental actions and operational disruptions if a significant percentage of our workforce is unable to work or we experience labor shortages, including because of illness or travel or government restrictions in connection with the pandemic;

•	our ability to selectively re-open stores as announced and to open and operate new stores in a timely and cost-effective manner, and to successfully enter new markets;

•	our ability to recruit and retain vision care professionals for our stores;

•	our ability to develop and maintain relationships with managed vision care companies, vision insurance providers and other third-party payors;

•	our ability to maintain the performance of our host and legacy brands and our current operating relationships with our host and legacy partners;

•	our ability to adhere to extensive state, local and federal vision care and healthcare laws and regulations;

•	our compliance with managed vision care laws and regulations;

•	our ability to maintain sufficient levels of cash flow from our operations to execute or sustain our growth strategy;

•
the loss of, or disruption in the operations of, one or more of our distribution centers and/or optical laboratories, resulting in the inability to fulfill customer orders and deliver our products in a timely manner;

•	risks associated with vendors from whom our products are sourced, including our dependence on a limited number of suppliers;

•	our ability to successfully compete in the highly competitive optical retail industry;

•	any failure, inadequacy, interruption, security failure or breach of our information technology systems;

•	our growth strategy straining our existing resources and causing the performance of our existing stores to suffer;

•	the impact of wage rate increases, inflation, cost increases and increases in raw material prices and energy prices;

•	our ability to successfully implement our marketing, advertising and promotional efforts;

•	risks associated with leasing substantial amounts of space, including future increases in occupancy costs;

•
the impact of certain technological advances, and the greater availability of, or increased consumer preferences for, vision correction alternatives to prescription eyeglasses or contact lenses, and future drug development for the correction of vision-related problems;

•	our ability to retain our existing senior management team and attract qualified new personnel;

•	overall decline in the health of the economy and consumer spending affecting consumer purchases;

•	our ability to manage our inventory balances and inventory shrinkage;

•	seasonal fluctuations in our operating results and inventory levels;

•	our reliance on third-party coverage and reimbursement, including government programs, for an increasing portion of our revenues;

•	risks associated with our e-commerce business;

•	product liability, product recall or personal injury issues;

•	our failure to comply with, or changes in, laws, regulations, enforcement activities and other requirements;

•	the impact of any adverse litigation judgments or settlements resulting from legal proceedings relating to our business operations;

•	risks of losses arising from our investments in technological innovators in the optical retail industry;

•	our ability to adequately protect our intellectual property;

•	our significant amount of indebtedness and our ability to generate sufficient cash flow to satisfy our significant debt service obligations;

•	an increase in interest rates as well as changes in benchmark rates and uncertainty related to the foregoing;

•	restrictions in our credit agreement that limits our flexibility in operating our business; and

•	risks related to owning our common stock, including our ability to comply with requirements to design and implement and maintain effective internal controls.

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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of March 28, 2020 and December 28, 2019
In Thousands, Except Par Value
(Unaudited)

ASSETS	As of March 28, 2020	As of December 28, 2019
Current assets:
Cash and cash equivalents	$263,154	$39,342
Accounts receivable, net	27,596	44,475
Inventories	130,372	127,556
Prepaid expenses and other current assets	20,095	23,266
Total current assets	441,217	234,639

Property and equipment, net	349,767	366,767
Other assets:
Goodwill	777,613	777,613
Trademarks and trade names	240,547	240,547
Other intangible assets, net	55,088	56,940
Right of use assets	343,731	348,090
Other assets	10,783	8,129
Total non-current assets	1,777,529	1,798,086
Total assets	$2,218,746	$2,032,725
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,953	$40,782
Other payables and accrued expenses	98,972	82,829
Unearned revenue	8,487	28,002
Deferred revenue	56,508	55,870
Current maturities of long-term debt and finance lease obligations	3,531	13,759
Current operating lease obligations	60,014	51,937
Total current liabilities	287,465	273,179

Long-term debt and finance lease obligations, less current portion and debt discount	713,246	555,933
Non-current operating lease obligations	331,234	331,769
Other non-current liabilities:
Deferred revenue	21,401	21,530
Other liabilities	20,526	13,731
Deferred income taxes, net	58,714	60,146
Total other non-current liabilities	100,641	95,407
Commitments and contingencies (See Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 81,205 and 80,603 shares issued as of March 28, 2020 and December 28, 2019, respectively; 80,278 and 79,678 shares outstanding as of March 28, 2020 and December 28, 2019, respectively	811	805
Additional paid-in capital	707,301	700,121
Accumulated other comprehensive loss	(10,416)	(3,814)
Retained earnings	116,345	107,132
Treasury stock, at cost; 927 and 925 shares as of March 28, 2020 and December 28, 2019, respectively	(27,881)	(27,807)
Total stockholders’ equity	786,160	776,437
Total liabilities and stockholders’ equity	$2,218,746	$2,032,725
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended March 28, 2020 and March 30, 2019
In Thousands, Except Earnings Per Share
(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
Revenue:
Net product sales	$392,841	$383,160
Net sales of services and plans	76,863	78,055
Total net revenue	469,704	461,215
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	156,370	154,004
Services and plans	62,184	57,965
Total costs applicable to revenue	218,554	211,969
Operating expenses:
Selling, general and administrative expenses	193,741	193,876
Depreciation and amortization	24,810	20,415
Asset impairment	11,355	2,082
Litigation settlement	4,395	—
Other expense (income), net	(66)	473
Total operating expenses	234,235	216,846
Income from operations	16,915	32,400
Interest expense, net	7,455	9,061
Earnings before income taxes	9,460	23,339
Income tax provision (benefit)	(282)	5,910
Net income	$9,742	$17,429

Earnings per share:
Basic	$0.12	$0.22
Diluted	$0.12	$0.21
Weighted average shares outstanding:
Basic	80,129	78,205
Diluted	82,242	81,466

Comprehensive income:
Net income	$9,742	$17,429
Unrealized gain (loss) on hedge instruments	(8,858)	(1,273)
Tax provision (benefit) of unrealized gain (loss) on hedge instruments	(2,256)	(326)
Comprehensive income	$3,140	$16,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 28, 2020 and March 30, 2019
In Thousands
(Unaudited)

	Three Months Ended March 28, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balances at December 28, 2019	79,678	$805	$700,121	$(3,814)	$107,132	$(27,807)	$776,437
Cumulative effect of change in accounting principle	—	—	—	—	(529)	—	(529)
Balances at December 28, 2019 - as adjusted	79,678	805	700,121	(3,814)	106,603	(27,807)	775,908
Issuance of common stock	602	6	5,114	—	—	—	5,120
Stock based compensation	—	—	2,066	—	—	—	2,066
Purchase of treasury stock	(2)	—	—	—	—	(74)	(74)
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	(6,602)	—	—	(6,602)
Net income	—	—	—	—	9,742	—	9,742
Balances at March 28, 2020	80,278	$811	$707,301	$(10,416)	$116,345	$(27,881)	$786,160

	Three Months Ended March 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balances at December 29, 2018	78,167	$782	$672,503	$(2,810)	$74,840	$(2,161)	$743,154
Cumulative effect of change in accounting principle	—	—	—	—	(506)	—	(506)
Balances at December 30, 2018 - as adjusted	78,167	782	672,503	(2,810)	74,334	(2,161)	742,648
Issuance of common stock	51	1	512	—	—	—	513
Stock based compensation	—	—	2,937	—	—	—	2,937
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	(947)	—	—	(947)
Net income	—	—	—	—	17,429	—	17,429
Balances at March 30, 2019	78,218	$783	$675,952	$(3,757)	$91,763	$(2,161)	$762,580
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 28, 2020 and March 30, 2019
In Thousands
(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
Cash flows from operating activities:
Net income	$9,742	$17,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,810	20,415
Amortization of loan costs	217	406
Asset impairment	11,355	2,082
Deferred income tax expense (benefit)	(282)	5,910
Stock based compensation expense	2,093	2,976
Inventory adjustments	1,695	1,319
Credit loss expense	448	2,021
Other	1,014	1,041
Changes in operating assets and liabilities:
Accounts receivable	16,431	(9,307)
Inventories	(4,511)	2,767
Other assets	4,372	5,791
Accounts payable	19,171	1,445
Deferred revenue	509	4,684
Other liabilities	(1,004)	24,035
Net cash provided by operating activities	86,060	83,014
Cash flows from investing activities:
Purchase of property and equipment	(13,053)	(25,992)
Other	199	186
Net cash used for investing activities	(12,854)	(25,806)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of discounts	146,269	—
Proceeds from exercise of stock options	5,120	513
Principal payments on long-term debt	—	(1,250)
Purchase of treasury stock	(74)	—
Payments on finance lease obligations	(714)	(617)
Net cash provided by (used for) financing activities	150,601	(1,354)
Net change in cash, cash equivalents and restricted cash	223,807	55,854
Cash, cash equivalents and restricted cash, beginning of year	40,307	17,998
Cash, cash equivalents and restricted cash, end of period	$264,114	$73,852

Supplemental cash flow disclosure information:
Cash paid for interest	$7,065	$9,857
Capital expenditures accrued at the end of the period	$12,176	$13,980
Right of use assets acquired under finance leases	$1,244	$7,270
Right of use assets acquired under operating leases	$17,658	$32,981
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Basis of Presentation
Nature of Operations
National Vision Holdings, Inc. (“NVHI,” the “Company,” “we,” “our,” or “us”) is a holding company whose operating subsidiaries include its indirect wholly owned subsidiary, National Vision, Inc. (“NVI”) and NVI’s direct wholly owned subsidiaries. We are a leading value retailer of eyeglasses and contact lenses in the United States and its territories. We operated 1,173 and 1,151 retail optical locations as of March 28, 2020 and December 28, 2019, respectively, through our five store brands, including America’s Best Contacts and Eyeglasses (“America’s Best”), Eyeglass World, Vista Optical locations on U.S. Army/Air Force military bases (“Military”) and within Fred Meyer stores, and our management & services arrangement with Walmart (“Legacy”).
Basis of Presentation
We prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and, therefore, do not include all information and disclosures required by U.S. GAAP for complete consolidated financial statements. The condensed consolidated balance sheet as of December 28, 2019 has been derived from the audited consolidated balance sheet for the fiscal year then ended. These condensed consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of March 28, 2020, the consolidated results of operations and comprehensive income, the statements of changes in stockholders’ equity for the three months ended March 28, 2020 and March 30, 2019, and its statements of cash flows for the three months ended March 28, 2020 and March 30, 2019.
Certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted; however, we believe that the disclosures included herein are sufficient for a fair presentation of the information presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the fiscal year ended December 28, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2020. The Company’s significant accounting policies are set forth in Note 1 within those consolidated financial statements. We use the same accounting policies in preparing interim condensed consolidated financial information and annual consolidated financial statements. There were no changes to our significant accounting policies during the three months ended March 28, 2020, except for the adoption of Accounting Standards Update (“ASU”) No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract and ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. See “Adoption of New Accounting Pronouncements” below for further discussion.
The condensed consolidated financial statements include our accounts and those of our subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31. Fiscal year 2020 contains 53 weeks and will end on January 2, 2021. All three month periods presented herein contain 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.
Seasonality
The consolidated results of operations for the three months ended March 28, 2020 and March 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year due to seasonality and uncertainty of general economic conditions that may impact our key end markets. Historically, our business has realized a higher portion of net revenue, income from operations, and cash flows from operations in the first half of the year, and a lower portion of net revenue, income from operations, and cash flows from operations in the fourth fiscal quarter. The first half seasonality is attributable primarily to the timing of our customers’ personal income tax refunds and annual health insurance program start/reset periods. Seasonality related to fourth quarter holiday spending by retail customers generally does not impact our business. Our quarterly consolidated results generally may also be affected by the timing of new store openings, store closings, and certain holidays. The COVID-19 pandemic has caused changes in fiscal year 2020 seasonality and may cause changes beyond 2020 to the seasonality we have historically experienced.

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
Asset Impairment
We evaluate impairment of long-lived tangible and right of use (“ROU”) store assets at the store level, which is the lowest level at which independent cash flows can be identified, when events or conditions indicate the carrying value of such assets may not be recoverable. In making this evaluation, we may consider multiple factors including financial performance of the stores, regional and local business climates, future plans for the store operations and other qualitative factors. If the store’s projected undiscounted net cash flows expected to be generated by the related assets over the life of the primary asset within the asset group (generally leasehold improvements) are less than the carrying value of the subject assets, we determine an estimate of the fair value of the asset group using an income approach based on discounted cash flows, which require estimates and assumptions related to forecasted store revenue growth rates and store profitability. The cash flows used in estimating fair value were discounted using a market rate of approximately 8%. If the fair value of the asset group is less than its carrying value, the loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long lived asset of the group shall not reduce the carrying amount of that asset below its fair value. A significant decrease in the estimated cash flows would lead to a lower fair value measurement, as would a significant increase in the discount rate. These non-recurring fair value measurements are classified as Level 3 measurements in the fair value hierarchy.
We identified indicators of impairment of certain stores and other assets and recorded $11.4 million of related asset impairment charges during the three months ended March 28, 2020 in Corporate/Other. These impairment charges were primarily driven by lower than projected customer sales volume in certain stores; we also considered the effect of store closures and uncertainty in store revenues over the remaining useful life of the asset group as a result of the COVID-19 pandemic. The estimated remaining fair value of the impaired assets was $16.6 million as of March 28, 2020. Substantially all of the remaining fair value of the impaired store assets in fiscal year 2020 represent the fair value of ROU assets.
Income Taxes
Our income tax benefit for the three months ended March 28, 2020 reflected income tax expense at our statutory federal and state rate of 25.5%, offset by a discrete benefit of $2.7 million associated primarily with stock option exercises. In comparison, the income tax rate associated with the three months ended March 30, 2019 reflected income tax expense at our statutory federal and state rate of 25.7% and was reduced by a $0.2 million income tax benefit resulting from stock option exercises.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, accelerates a company’s ability to recover Alternative Minimum Tax (“AMT”) refundable credits that otherwise could have been claimed in 2020 and 2021, to 2018 and 2019, with an option to elect recovery of the full credit amount for 2018. The Company has elected to apply the AMT refundable credit provision of the CARES Act and has reclassified $1.3 million of AMT credits from deferred income taxes, net as of December 28, 2019 to Other assets as of March 28, 2020. The CARES Act also includes a technical correction wherein qualified improvement property placed in service in 2018 and after is eligible for 100% bonus depreciation. This provision of the CARES Act resulted in an increase in our NOL carry-forwards with an offsetting increase in our gross deferred tax liability relating to property and equipment of approximately $25.0 million as of March 28, 2020. We are evaluating the applicability of the CARES Act to the Company, and the potential impacts on our business. There is no guarantee that we will meet the eligibility requirements to participate in such programs or, even if we are able to participate, that such programs will provide meaningful benefit to our business. Consequently, it is not possible to estimate at this time the availability, extent or impact of any such relief.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Description of Business and Basis of Presentation (continued)

Adoption of New Accounting Pronouncements
Cloud Computing. In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This new guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years and may be adopted on a prospective or retrospective basis. We adopted the accounting standard on a prospective basis in the first quarter of 2020. The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows.
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
We adopted ASU No. 2016-13 as of December 29, 2019 (the first day of fiscal year 2020), using the modified retrospective approach without adjusting the comparative periods presented. Upon adoption, the Company recorded a $0.7 million increase to the allowance for credit losses as a result of increases in our allowance for credit losses of notes receivable (Refer to Note 6. “Equity in Assets of Non-Consolidated Investee” for more information on our non-consolidated investee’s secured convertible promissory note). After adjusting for deferred taxes, we recorded a $0.5 million decrease in retained earnings through a cumulative-effect adjustment. Adoption of this new guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows.
Future Adoption of Accounting Pronouncements
Reference Rate Reform. In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This guidance provides optional expedients for applying U.S. GAAP to contracts that may be affected by the cessation of the London Inter-bank Offered Rate (“LIBOR.”) ASU 2020-04 is effective from March 2020 through December 2022. A substantial portion of our debt is subject to interest payments that are indexed to LIBOR; additionally, we are party to multiple interest rate derivatives based on LIBOR. We are currently evaluating the effect of this guidance.
2. Details of Certain Balance Sheet Accounts

In thousands	As of March 28, 2020	As of December 28, 2019
Accounts receivable, net:
Trade receivables	$22,763	$28,635
Credit card receivables	2,441	14,173
Other receivables	3,344	4,707
Allowance for credit losses	(952)	(3,040)
	$27,596	$44,475

In thousands	As of March 28, 2020	As of December 28, 2019
Inventories:
Raw materials and work in process (1)	$69,706	$65,179
Finished goods	60,666	62,377
	$130,372	$127,556
(1)
Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not separately present raw materials and work in process.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
2. Details of Certain Balance Sheet Accounts (continued)

In thousands	As of March 28, 2020	As of December 28, 2019
Property and equipment, net:
Land and building	$3,624	$3,632
Equipment	188,239	188,593
Information technology hardware and software	116,569	115,283
Furniture and fixtures	54,446	55,146
Leasehold improvements	212,431	213,124
Construction in progress	22,548	26,517
Right of use assets under finance leases	36,073	36,437
	633,930	638,732
Less: Accumulated depreciation	284,163	271,965
	$349,767	$366,767

In thousands	As of March 28, 2020	As of December 28, 2019
Other payables and accrued expenses:
Employee compensation and benefits	$30,680	$28,347
Advertising	2,746	2,919
Self-insurance liabilities	8,313	8,403
Reserves for customer returns and remakes	7,004	7,158
Capital expenditures	10,062	6,782
Legacy management & services agreement	3,932	4,461
Fair value of derivative liabilities	8,230	6,382
Supplies and other store support expenses	3,479	2,926
Litigation settlements	8,228	3,840
Other	16,298	11,611
	$98,972	$82,829

In thousands	As of March 28, 2020	As of December 28, 2019
Other non-current liabilities:
Fair value of derivative liabilities	$8,613	$1,603
Self-insurance liabilities	7,351	7,283
Other	4,562	4,845
	$20,526	$13,731

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
Cash Equivalents and Restricted Cash
The carrying amount of cash equivalents approximates fair value due to the short-term maturity of the instruments. All cash and cash equivalents are denominated in U.S. currency.
Accounts Receivable, Net
The carrying amount of accounts receivable approximates fair value due to the short-term nature of those items and the effect of related allowances for credit losses.
Accounts Payable and Other Payables and Accrued Expenses
The carrying amounts of accounts payable and other payables and accrued expenses approximate fair value due to the short-term nature of those items.
Long-term Debt - Term Loan and Revolving Credit Facility
Since the borrowings under our term loan and revolving credit facility utilize variable interest rate setting mechanisms such as LIBOR, the fair values of these borrowings are deemed to approximate the carrying values. Refer to Note 4. “Long-term Debt” and Note 14. “Subsequent Events” for additional information on our term loan and revolving credit facility.
Finance Lease Obligations
The fair value of finance lease obligations is based on estimated future contractual cash flows discounted at an appropriate market rate of interest (Level 2 inputs). The estimated fair values of our finance leases were $38.5 million and $38.2 million as of March 28, 2020 and December 28, 2019, respectively, compared to carrying values of $33.9 million and $33.3 million, respectively.
Interest Rate Derivatives
The Company is party to pay-fixed and receive-floating interest rate swap agreements to offset the variability of cash flows in LIBOR-indexed debt interest payments, subject to a 1.0% floor, attributable to changes in the benchmark interest rate from March 13, 2017 to March 13, 2021 related to its credit agreement. During the first quarter of 2020, in accordance with the original agreements with the counterparties, the notional amount of one swap decreased from $105.0 million to $70.0 million. There were no other changes in the terms of the agreements. Also, during the first quarter of 2020, the Company entered into a forward-starting interest rate collar that will hedge variability of cash flows of LIBOR-indexed debt interest payments from March 13, 2021 to July 18, 2024, following the maturity of the interest rate swap agreements, with an aggregate notional amount of $375 million.
We recognize as assets or liabilities at fair value the estimated amounts we would receive or pay upon a termination of interest rate derivatives prior to their scheduled expiration dates. Fair value is based on information that is model-driven and whose inputs are observable (Level 2 inputs). Cumulative unrealized losses on derivative instruments are recorded in accumulated other comprehensive loss (“AOCL”), net of tax. As of March 28, 2020, the Company expects to reclassify $6.1 million of unrealized losses on derivative instruments, net of tax, from AOCL into earnings in the next 12 months as the derivative instruments mature. See Note 13. “Accumulated Other Comprehensive Loss” for further details.

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
Our cash flow hedge position related to interest rate derivative contracts is as follows:

In thousands	Notional Amount	Other Payables and Accrued Expenses	Other Liabilities	AOCL, Net of Tax (1)
As of March 28, 2020	$395,000	$8,230	$8,613	$10,416
As of December 28, 2019	$430,000	$6,382	$1,603	$3,814

(1)	Includes stranded tax benefit of $2.1 million within AOCL from adopting provisions of the Tax Cuts and Jobs Act of 2017 during the year ended December 30, 2017.
4. Long-term Debt
Long-term debt consists of the following:

In thousands	As of March 28, 2020	As of December 28, 2019
Term loan, due July 18, 2024	392,375	392,375
Revolving credit facility, due July 18, 2024	294,269	148,000
Term loan and revolving credit facility before unamortized discount	686,644	540,375
Unamortized discount	(3,762)	(3,979)
Total term loan and revolving credit facility	682,882	536,396
Less current maturities	—	(10,500)
Term loan and revolving credit facility - non-current portion	682,882	525,896
Finance lease obligations	33,895	33,296
Less current maturities	(3,531)	(3,259)
Long-term debt, less current portion and unamortized debt discount	$713,246	$555,933

The Company made a $25.0 million principal prepayment in 2019; the table below reflects the application of the prepayment towards quarterly principal payment obligations in 2020, 2021 and 2022.
Scheduled annual maturities of debt are as follows:

Fiscal Period	In thousands
2020 - remaining fiscal year	$—
2021	—
2022	9,125
2023	21,000
2024	656,519
$686,644

We were in compliance with all covenants related to our long-term debt as of March 28, 2020. In March 2020, as a precautionary measure to preserve financial flexibility in light of the uncertainties surrounding the COVID-19 pandemic, the Company borrowed the remaining $146.3 million in available funds under its revolving credit facility all due in 2024. Refer to Note 14. “Subsequent Events” for more information on our long-term debt.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Stock Incentive Plans

During the three months ended March 28, 2020, the Company granted 158,206 stock options, 124,863 performance-based restricted stock units (“PSUs”) and 155,550 restricted stock units (“RSUs”) to eligible employees under the National Vision Holdings, Inc. 2017 Omnibus Incentive Plan (the “2017 Omnibus Incentive Plan”). The time-based options granted in fiscal 2020 vest in three equal annual installments, with one-third of the total options vesting on each of the first, second, and third anniversaries of the grant date, subject to continued employment through the applicable vesting date. The PSUs granted in fiscal 2020 are settled after the end of the performance period (i.e., cliff vesting), which begins on the first day of our 2020 fiscal year and ends on the last day of our 2022 fiscal year, and are based on the Company’s achievement of certain performance targets. The RSUs granted in fiscal 2020 vest primarily in three equal installments through February 28, 2023.
6. Equity in Net Assets of Non-Consolidated Investee
The Company has an investment in a private start-up company whose principal business is licensing software to eyeglass retailers. Under the equity method of accounting, we are required to record our interest in the investee’s reported net income or loss for each reporting period, which is presented in other expense, net in the Company’s condensed consolidated statements of operations. After adjusting the carrying value of our interest in the investee’s reported net losses, there is no remaining equity investment balance associated with this investee as of March 28, 2020.
On August 29, 2017, the investee issued a secured convertible promissory note to the Company, in the principal amount of $1.5 million, due on August 29, 2020. Upon adoption of ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments in the first quarter of 2020, the Company increased the allowance for credit losses related to the convertible promissory note to $1.5 million. After adjusting for the estimated credit losses, there is no remaining carrying value of the convertible promissory note as of March 28, 2020. Interest income associated with the note was immaterial for the three months ended March 28, 2020 and March 30, 2019. In April 2020, subsequent to the date of the financial statements, the Company converted the promissory note to an equity investment.
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
The following disaggregation of revenues is based on the timing of revenue recognition:

	Three Months Ended
In thousands	March 28, 2020	March 30, 2019
Revenues recognized at a point in time	$434,179	$424,214
Revenues recognized over time	35,525	37,001
Total net revenue	$469,704	$461,215

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

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
7. Revenue From Contracts with Customers (continued)

Accounts Receivable
Accounts receivable associated with revenues consist primarily of trade receivables and credit card receivables. Trade receivables consist primarily of receivables from managed care payors and receivables from major retailers. While we have relationships with almost all vision care insurers in the United States and with all of the major carriers, currently, a relatively small number of payors comprise the majority of our managed care revenues, subjecting us to concentration risk. Accounts receivable are reduced by allowances for credit losses. Estimates of our allowance for credit losses are based on our historical and current operating, billing, and collection trends, as well as current conditions and reasonable and supportable forecasts about the future. Accounts receivable are written off after all collection attempts have been exhausted. Credit loss expense recognized on our receivables, which is presented in SG&A expenses in the Company’s condensed consolidated statements of operations, were approximately $0.4 million for the three months ended March 28, 2020 as compared to $2.0 million for the three months ended March 30, 2019.
The following table summarizes the activity of allowance for expected credit losses for the three months ended March 28, 2020.

In thousands	Three Months Ended March 28, 2020
Beginning balance as of December 28, 2019	(3,040)
Current-period provision for expected credit losses	(448)
Write-offs charged against the allowance	329
Other adjustments (1)	2,207
Ending balance as of March 28, 2020	(952)
(1) As part of our adoption of ASU 2016-13 we adjusted the allowance for certain amounts recognized in prior periods that no longer represented an allowance for credit losses. The adjustment was immaterial to the financial results of current and prior periods. See Note 2. “Details of Certain Balance Sheet Accounts” for further details.

Unsatisfied Performance Obligations (Contract Liabilities)
Our retail customers generally make payments for prescription eyewear products at the time they place an order. Amounts we collect in advance for undelivered merchandise are reported as unearned revenue in the accompanying condensed consolidated balance sheets. Unearned revenue at the end of a reporting period is estimated based on delivery times throughout the current month and generally ranges from approximately seven to 10 days; all unearned revenue at the end of a reporting period is recognized in the next fiscal period. Due to the temporary closure of our stores on March 19, 2020, we additionally evaluated eyeglass sales orders placed closer to March 19, 2020 for unearned revenue considering ship-to-home and delivery dates. The unearned revenue methodology for unearned revenue on contact lenses remained the same as a majority of contact lenses sales are ship-to-home which do not require store pick-up.
Our contract liabilities also consist of deferred revenue on services and plans obligations, primarily product protection plans and eyecare club memberships. The unamortized portion of amounts we collect in advance for these services and plans is reported as deferred revenue in the accompanying condensed consolidated balance sheets (current and non-current portions). Our deferred revenue balance as of March 28, 2020 was $77.9 million. We expect future revenue recognition of this balance of $48.5 million, $21.1 million, $7.7 million, $0.5 million, and $0.1 million in fiscal years 2020, 2021, 2022, 2023, and 2024, respectively. We recognized $28.0 million of previously deferred revenues during the three months ended March 28, 2020, and $27.7 million during the three months ended March 30, 2019.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Leases

We lease our stores, laboratories, distribution centers, and corporate offices. These leases generally have noncancelable lease terms of between five and 10 years, with an option to renew for additional terms of one to 10 years or more. The lease term includes renewal option periods when the renewal is deemed reasonably certain after considering the value of the leasehold improvements at the end of the noncancelable lease period. Most leases for our stores provide for a minimum rent and typically include escalating rent over time with the exception of Military for which lease payments are variable and based on a percentage of sales. For Vista Optical locations in Fred Meyer stores, we pay fixed rent plus a percentage of sales after certain minimum thresholds are achieved. The Company’s leases generally require us to pay insurance, real estate taxes and common area maintenance expenses, substantially all of which are variable and not included in the measurement of the lease liability. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. With respect to lease accounting guidance, the Company’s management & services agreement with its legacy partner does not contain a lease arrangement.
Our lease arrangements include Tenant Improvement Allowances (“TIAs”), which are contractual amounts received from a lessor for improvements made to leased properties by the Company. For operating leases, TIAs are treated as a reduction of the lease payments used to measure the ROU assets in the accompanying consolidated balance sheets, and are amortized as a reduction in rental expense over the life of the respective leases.
We rent or sublease certain parts of our stores to third parties. Our sublease portfolio consists mainly of operating leases with our ophthalmologists and optometrists within our stores.

In thousands		As of March 28, 2020	As of December 28, 2019
Type	Classification
	ASSETS
Finance	Property and equipment, net (a)	$26,716	$28,128
Operating	Right of use assets (b)	343,731	348,090
	Total leased assets	370,447	376,218
	LIABILITIES
	Current Liabilities:
Finance	Current maturities of long-term debt and finance lease obligations	$3,531	$3,259
Operating	Current operating lease obligations (c)	60,014	51,937
	Other non-current liabilities:
Finance	Long-term debt and finance lease obligations, less current portion and debt discount	30,364	30,037
Operating	Non-current operating lease obligations	331,234	331,769
	Total lease liabilities	$425,143	$417,002
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the net present value of minimum lease payments. We used the incremental borrowing rate on December 30, 2018, for operating leases that commenced prior to that date.

_________
(a) Finance lease assets are recorded net of accumulated amortization of $9.4 million and $8.3 million as of March 28, 2020 and December 28, 2019, respectively.
(b) TIA of $35.5 million and $35.2 million are treated as reductions of lease payments used to measure ROU assets as of March 28, 2020 and December 28, 2019, respectively. Deferred rent of $15.7 million and $15.0 million are treated as reductions of lease payments used to measure ROU assets as of March 28, 2020 and December 28, 2019, respectively.
(c) Current operating lease liabilities are measured net of TIA receivables of $4.6 million and $5.9 million as of March 28, 2020 and December 28, 2019, respectively.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
8. Leases (continued)

In thousands	As of March 28, 2020	As of March 30, 2019
Operating lease cost
Fixed lease cost (a)	$19,312	$18,163
Variable lease cost (b)	6,810	6,466
Sublease income(c)	(591)	(962)

Finance lease cost
Amortization of finance lease assets	1,156	978

Interest expense, net:
Interest on finance lease liabilities	872	890

Net lease cost	$27,559	$25,535
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

Lease Term and Discount Rate	As of March 28, 2020	As of December 28, 2019
Weighted average remaining lease term (months)
Operating leases	81	82
Finance leases	87	88
Weighted average discount rate (a)
Operating leases	4.6%	4.6%
Finance leases (b)	12.7%	13.1%
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

In thousands	As of March 28, 2020	As of March 30, 2019
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows - operating leases	$15,269	$18,146

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
8. Leases (continued)

The following table summarizes the maturity of our lease liabilities as of March 28, 2020:

In thousands	Operating Leases (a)	Finance Leases (b)
Fiscal Year
2020	$56,224	$5,319
2021	77,307	7,280
2022	69,631	7,215
2023	62,360	6,241
2024	55,206	4,673
Thereafter	138,152	16,460
Total lease liabilities	458,880	47,188
Less: Interest	67,632	13,293
Present value of lease liabilities(c)	$391,248	$33,895
(a) Operating lease payments include $69.8 million related to options to extend lease terms that are reasonably certain of being exercised.
(b) Finance lease payments include $1.7 million related to options to extend lease terms that are reasonably certain of being exercised.
(c) The present value of lease liabilities excludes $21.0 million of legally binding minimum lease payments for leases signed but not yet commenced.

9. Commitments and Contingencies
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
Our subsidiary, FirstSight Vision Services, Inc. (“FirstSight”), is a defendant in a purported class action in the U.S. District Court for the Southern District of California that alleges that FirstSight participated in arrangements that caused the illegal delivery of eye examinations and that FirstSight thereby violated, among other laws, the corporate practice of optometry and the unfair competition and false advertising laws of California. The lawsuit was filed in 2013 and FirstSight was added as a defendant in 2016. In March 2017, the court granted the motion to dismiss previously filed by FirstSight and dismissed the complaint with prejudice. The plaintiffs filed an appeal with the U.S. Court of Appeals for the Ninth Circuit in April 2017. In July 2018, the U.S. Court of Appeals for the Ninth Circuit vacated in part, and reversed in part, the district court’s dismissal and remanded for further proceedings. In October 2018, the plaintiffs filed a second amended complaint with the district court, and, in November 2018, FirstSight filed a motion to dismiss. On March 23, 2020, the district court granted FirstSight’s motion to dismiss the second amended complaint. On April 24, 2020, the plaintiffs filed a third amended complaint. We believe that the claims alleged are without merit and intend to continue to defend the litigation vigorously.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Commitments and Contingencies (continued)

In May 2017, a complaint was filed against us and other defendants alleging, on behalf of a proposed class of consumers who purchased contact lenses online, that 1-800 Contacts, Inc. entered into a series of agreements with the other defendants, including our wholly-owned subsidiary, Arlington Contact Lens Service, Inc. (“AC Lens”), to suppress certain online advertising and that each defendant thereby engaged in anticompetitive conduct in violation of the Sherman Antitrust Act. We have settled this litigation for $7.0 million, without admitting liability. Accordingly, we recorded a charge for this amount in litigation settlement in the consolidated statement of operations during the second quarter of fiscal year 2017. On November 8, 2017, the court in the 1-800 Contacts matter entered an order preliminarily approving the settlement agreement, subject to a settlement hearing. Pursuant to this order, we deposited 50% of the settlement amount, or $3.5 million, into an escrow account, to be distributed subject to and in accordance the terms of the settlement agreement and any further order of the court.
In February 2019, we were served with a lawsuit by a former employee who alleges, on behalf of himself and a proposed class, several violations of California wage and hour laws and seeks unspecified alleged unpaid wages, monetary damages, injunctive relief and attorneys’ fees. On March 21, 2019, we removed the lawsuit from state court to the United States District Court for the Northern District of California. The plaintiff moved to remand the action to state court on April 18, 2019, and the Court denied this motion on July 8, 2019. On July 22, 2019, the plaintiff filed an amended complaint. On July 26, 2019, the parties filed a joint stipulation wherein the Company denied all claims in the amended complaint but joined the plaintiff in seeking a stay of further proceedings in the lawsuit based on the parties’ agreement to attend early mediation in an effort to avoid further costs and expenses of protracted litigation. The parties participated in mediation on February 19, 2020, but a resolution of the matter was not reached at that time. On February 27, 2020, following mediation, the parties agreed to a settlement of all claims alleged by the named claimant on behalf of himself and all putative class members and other aggrieved employees. The Company will pay $3.5 million as the gross settlement fund in connection with this settlement. This settlement is subject to approval by the court following a fairness hearing.
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
The following is a summary of certain financial data for each of our segments. Reportable segment information is presented on the same basis as our condensed consolidated financial statements, except for net revenue and associated costs applicable to revenue, which is presented on a cash basis, including point of sales for managed care payors and excluding the effects of unearned and deferred revenue, consistent with what the chief operating decision maker (“CODM”) regularly reviews. Asset information is not included in the following summary since the CODM does not regularly review such information for the reportable segments. Our reportable segment profit measure is earnings before interest, tax, depreciation and amortization (“EBITDA”), or net revenue, less costs applicable to revenue, less selling, general and administrative costs. Depreciation and amortization, asset impairment, litigation settlement and other corporate costs that are not allocated to the reportable segments, including interest expense are excluded from segment EBITDA. There are no revenue transactions between our reportable segments. We measure assets in our reportable segments on the same basis as consolidated assets. There have been no changes from prior periods in the measurement methods used to determine reportable segment profit or loss, and there have been no asymmetrical allocations to segments. As the reportable segments are aligned by similar economic factors, trends and customers, this disaggregation view best depicts how the nature, amount, and uncertainty of revenue and cash flows are affected by economic factors.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

10. Segment Reporting (continued)

	Three Months Ended March 28, 2020
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$281,914	$24,418	$66,571	$19,938	$392,841
Segment services and plans revenues	65,313	12,039	—	(489)	76,863
Total net revenue	347,227	36,457	66,571	19,449	469,704
Costs of products	81,917	11,404	57,907	5,142	156,370
Costs of services and plans	55,594	6,590	—	—	62,184
Total costs applicable to revenue	137,511	17,994	57,907	5,142	218,554
SG&A	134,714	13,631	45,396	—	193,741
Asset impairment	—	—	11,355	—	11,355
Litigation settlement	—	—	4,395	—	4,395
Other expense (income), net	—	—	(66)	—	(66)
EBITDA	$75,002	$4,832	$(52,416)	$14,307
Depreciation and amortization					24,810
Interest expense, net					7,455
Income before income taxes					$9,460

	Three Months Ended March 30, 2019
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$296,919	$30,141	$63,875	$(7,775)	$383,160
Segment services and plans revenues	68,301	14,437	6	(4,689)	78,055
Total net revenue	365,220	44,578	63,881	(12,464)	461,215
Costs of products	85,246	14,130	56,595	(1,967)	154,004
Costs of services and plans	51,664	6,301	—	—	57,965
Total costs applicable to revenue	136,910	20,431	56,595	(1,967)	211,969
SG&A	133,213	14,237	46,426	—	193,876
Asset impairment	—	—	2,082	—	2,082
Other expense, net	—	—	473	—	473
EBITDA	$95,097	$9,910	$(41,695)	$(10,497)
Depreciation and amortization					20,415
Interest expense, net					9,061
Income before income taxes					$23,339

Revenues associated with managing operations of our legacy partner were $7.5 million and $9.3 million for the three months ended March 28, 2020 and March 30, 2019, respectively. During the three months ended March 28, 2020, sales associated with our Legacy partner arrangement represented 7.8% of consolidated net revenue. During the three months ended March 28, 2020, AC Lens sales associated with Walmart and Sam’s Club contact lenses distribution arrangements represented 8.6% of consolidated net revenue. This exposes us to concentration of customer risk.
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

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

11. Earnings Per Share (continued)

	Three Months Ended
In thousands, except EPS	March 28, 2020	March 30, 2019
Net income	$9,742	$17,429
Weighted average shares outstanding for basic EPS	80,129	78,205
Effect of dilutive securities:
Stock options	2,020	3,221
Restricted stock	93	40
Weighted average shares outstanding for diluted EPS	82,242	81,466
Basic EPS	$0.12	$0.22
Diluted EPS	$0.12	$0.21
Anti-dilutive options, RSUs outstanding excluded from EPS	394	356

12. Restricted Cash
The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated balance sheets to the total of cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows:

	Three Months Ended
In thousands	March 28, 2020	March 30, 2019
Cash and cash equivalents	$263,154	$72,506
Restricted cash included in other assets	960	1,346
Total cash, cash equivalents and restricted cash	$264,114	$73,852

13. Accumulated Other Comprehensive Loss
Changes in the fair value of the Company’s cash flow hedge derivative instruments since inception are recorded in AOCL. The following table presents the changes in AOCL during the three months ended March 28, 2020 and March 30, 2019, respectively:

	Three Months Ended
In thousands	March 28, 2020	March 30, 2019
Cash flow hedging activity:
Balance at beginning of period	$(3,814)	$(2,810)
Other comprehensive income (loss) before reclassification	(10,681)	(2,188)
Tax effect of other comprehensive income (loss) before reclassification	2,721	561
Amount reclassified from AOCL into interest expense	1,823	915
Tax effect of amount reclassified from AOCL into interest expense	(465)	(235)
Net current period other comprehensive income (loss), net of tax	(6,602)	(947)
Balance at end of period	$(10,416)	$(3,757)

See Note 3. “Fair Value Measurements of Financial Assets and Liabilities” for a description of the Company’s use of cash flow hedging derivatives.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

14. Subsequent Events

Impacts of COVID-19 Pandemic
The unprecedented and rapid spread of the COVID-19 pandemic and the related federal, state and local governmental and healthcare authority guidelines have caused business disruption globally and in the U.S., including the temporary closure of our stores to the public beginning in March 2020. On April 7, 2020, we temporarily furloughed a significant portion of our employees and implemented expense reduction initiatives including a pause in new store openings, reduced near term marketing spend, and reduced compensation and work hours across the organization. We also identified additional expense reductions that we intend to implement throughout the remainder of fiscal 2020 as necessary, including working with a base of vendors and landlords to extend payment terms and modify existing contracts. On April 23, 2020, we announced plans to re-open stores selectively over the coming weeks with a goal for all stores within our family of retail brands to be open to the public by early June.
The Company has seen, and expects to continue to see, material reductions in sales as a result of the COVID-19 pandemic. The Company could experience other material impacts as a result of the COVID-19 pandemic, including, but not limited to, charges from additional asset impairments, deferred tax valuation allowances and changes in the effectiveness of the Company’s hedging instruments. The current circumstances are dynamic and the continued impacts of the COVID-19 pandemic on the Company’s business operations, including the duration and impact on overall customer demand, are highly uncertain, and the Company anticipates the COVID-19 pandemic will continue to have a material adverse impact on its business, results of operations, financial condition and cash flows in fiscal 2020.
May 2020 Amendment to Credit Agreement
On May 5, 2020, certain of the Company’s subsidiaries entered into an agreement (the “Amendment”) with the lenders under their existing secured credit facility in order to amend certain provisions of the Amended and Restated Credit Agreement, dated as of July 18, 2019 (as amended by the Amendment, the “Credit Agreement”), by and among Nautilus Acquisition Holdings, Inc. (“Holdings”), National Vision, Inc. (“NVI”), the other subsidiaries of the Company party thereto, as guarantors, each lender party thereto and Bank of America, N.A., in its capacity as administrative agent and as collateral agent. Capitalized terms used but not defined herein shall have the meanings assigned to such terms in the Credit Agreement and Amendment, as applicable.
This Amendment is intended to prevent the effects of the COVID-19 pandemic, including the temporary closure of our stores, from creating uncertainty relative to our ability to comply with certain financial covenants and allow the Company to focus on prudent management of the business over the quarters ahead. As set forth in greater detail below, the Amendment suspends certain financial maintenance covenants contained in the Credit Agreement until testing at the end of the second fiscal quarter of 2021. Based on our current plans to gradually and safely re-open stores and management operational assumptions, we anticipate we will be in compliance with these amended covenants.
Pursuant to the Amendment, the financial covenants relating to maintenance of a maximum Consolidated Total Debt to Consolidated EBITDA Ratio and a minimum Consolidated Interest Coverage Ratio are suspended until testing at the end of the second fiscal quarter of 2021. From and after such time, such covenants will be reinstated on a modified basis so that, subject to certain exceptions and limitations as described in the Amendment, (i) with respect to the second and third fiscal quarters of 2021, the Consolidated Total Debt to Consolidated EBITDA Ratio shall not exceed 4.50 to 1.00 and, with respect to the fourth fiscal quarter of fiscal 2021 and thereafter, the Consolidated Total Debt to Consolidated EBITDA Ratio shall not exceed 4.00 to 1.00, in each case with NVI being able to elect to annualize certain quarterly periods so that quarterly performance from fiscal 2020 is excluded and (ii) with respect to the second fiscal quarter of 2021 and thereafter, the Consolidated Interest Coverage Ratio shall not be less than 3.00 to 1.00. In lieu of such financial covenants, pursuant to the Amendment NVI will agree during the suspension period, (i) not to have Consolidated EBITDA for any six fiscal quarter period be less than $0, with the second fiscal quarter of 2020 permitted to be excluded in certain circumstances, and (ii) to have a minimum level of liquidity (defined as cash and cash equivalents plus the unused portion of the revolving credit facility) equal to the lesser of (x) $100,000,000 and (y) $40,000,000 plus the amount of any net proceeds from capital markets financings during such period in excess of $75,000,000.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

14. Subsequent Events (continued)

In addition, the Credit Agreement was amended pursuant to the Amendment to, among other things, (i) limit the flexibility of NVI and Holdings with respect to certain transactions during the covenant suspension period, including the ability to declare or pay dividends, incur debt and make investments and dispositions, (ii) require prepayments of the term loans under certain circumstances during the covenant suspension period from the net proceeds from debt or equity capital markets transactions by the Company (with the amount of the term loans to be paid down equal to $75 million from the first $400 million of capital raised and 50% of any proceeds above such amount) and (iii) restrict NVI’s ability to borrow under the revolving credit facility if unrestricted cash and cash equivalents exceeds $50 million (and, in the event of any such excess, to require a mandatory prepayment of such amount). Also pursuant to the Amendment, the margins upon which interest is calculated for the term loans were amended to a range of 1.75% to 2.75% (for LIBOR Loans) and 1.75% to 1.00% (for ABR Loans), in each case based on NVI’s Consolidated First Lien Secured Debt to Consolidated EBITDA Ratio at such time, with such margins subject an increase of 50 basis points in the event that either (i) the Company has not raised at least $135 million in additional proceeds from certain capital markets transactions within 30 days of the date of the Amendment or (ii) Consolidated EBITDA for the most recently ended fiscal period is less than $0.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q (this “Form 10-Q”) and the audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2020 (the “Annual Report”). This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of the Annual Report and in the “Risk Factors” section of this Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC.  Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Form 10-Q.
Overview
We are one of the largest and fastest growing optical retailers in the United States and a leader in the attractive value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best, no matter what their budget. Our mission is to make quality eye care and eyewear affordable and accessible to all Americans. We achieve this by providing eye exams, eyeglasses and contact lenses to value seeking and lower income consumers. We deliver exceptional value and convenience to our customers, with an opening price point that strives to be among the lowest in the industry, enabled by our low-cost operating platform. We reach our customers through a diverse portfolio of 1,173 retail stores across five brands and 19 consumer websites as of March 28, 2020.
Recent Developments - COVID-19
The unprecedented and rapid spread of the COVID-19 pandemic and the related federal, state and local governmental and healthcare authority guidelines have caused business disruption globally and in the U.S. As of the date of filing this Quarterly Report on Form 10-Q, there are many uncertainties regarding the COVID-19 pandemic, including the anticipated duration of the pandemic and the extent of national and global social and economic disruption it may cause.  To date, the COVID-19 pandemic and government and healthcare authority actions to curb the spread of the virus have had far-reaching impacts, directly and indirectly, on our operations, including the temporary closure of our stores to the public beginning in March 2020, and on consumer behavior, comparable store sales, our employees and optometrists, and the overall market. The scope and nature of these impacts continue to evolve on a daily basis. The COVID-19 pandemic has resulted in, and may continue to result in, state, city or local quarantines, labor stoppages and shortages, changes in consumer purchasing patterns, mandatory or voluntary shut-downs of retail locations, severe market volatility, liquidity disruptions, and overall economic instability, which, in many cases, have had, and we expect will continue to have, material adverse impacts on our business, financial condition and results of operations. This situation is rapidly changing, and additional impacts may arise that we are not aware of currently. In response to the evolving and uncertain situation, we have taken aggressive and prudent actions to minimize the risk to our Company, employees, customers and the communities in which we operate, along with reducing expenses and deferring discretionary capital expenditures.  Some of our actions taken include:

•
On March 17, 2020, as a precautionary measure to preserve financial flexibility during the COVID-19 pandemic, we borrowed the remaining $146.3 million in available funds under our revolving credit facility.  The total borrowings of $300.0 million represents the maximum borrowings permitted thereunder, at an interest rate of LIBOR plus a 1.50% per annum;

•	On March 19, 2020, we temporarily closed all of our stores to the public across the United States;

•	We implemented expense reduction initiatives including a pause in new store openings, reduced near term marketing spend, and reduced compensation and work hours across the organization;

•	On April 7, 2020, we temporarily furloughed a significant portion of our employees;

•
Where possible, we have attempted to ship eyeglasses and contact lenses from our labs and distribution centers directly to customers who had placed orders in our stores and otherwise would have picked them up in our stores;

•
We identified additional expense reductions that we intend to implement throughout the remainder of fiscal 2020 as necessary, including working with a base of vendors and landlords to extend payment terms and modify existing contracts;

•	We have suspended all non-essential travel for our employees;

•	On April 23, 2020, we announced plans to re-open stores selectively over the coming weeks with a goal for all stores within our family of retail brands to be open to the public by early June; and

•
Effective May 5, 2020, the Company and the lenders under its credit facility entered into an amendment of the facility. This amendment is intended to prevent the effects of the COVID-19 pandemic, including the temporary closure of our stores, from creating uncertainty relative to our ability to comply with certain financial covenants and allow the Company to focus on prudent management of the business over the quarters ahead. The amendment suspends certain financial maintenance covenants contained in the facility until testing at the end of the second fiscal quarter of 2021. As part of the amendment, the Company among other things agreed to modify the rate of interest paid under the facility and to limit its ability to engage in certain transactions during the covenant suspension period, including the ability to declare or pay dividends, incur additional debt and make investments and dispositions.

In addition to the foregoing actions by the Company, members of management and our Board of Directors have taken the following actions with respect to their compensation, which we expect will remain in place either for the time period indicated or at least until the Company’s stores reopen or conditions improve:

•	Reade Fahs, our Chief Executive Officer, has elected to reduce his base salary to $1 for the remainder of 2020;

•	Each of the other members of the Company’s senior management team have elected to take significant reductions in base salary; and

•	The members of our Board of Directors unanimously elected to reduce the remainder of their respective annual cash retainer fees for 2020 to $1 for their service on our Board.
The COVID-19 pandemic and responsive measures taken by the Company have had, and we expect will continue to have, material adverse impacts on our current business, financial condition and results of operations, and may create additional risks for our Company. While we anticipate that these measures are temporary, their specific duration has a high degree of uncertainty and we may elect or need to take additional measures as the situation continues to evolve, including with respect to our employees, store leases and relationships with third-party vendors. We will continue to assess the evolving COVID-19 pandemic and its impact on our customers, employees, optometrists, supply chain and operations and will adjust our responsive measures accordingly. However, the extent to which the COVID-19 pandemic and our precautionary measures in response thereto may impact our business, financial condition and results of operations will depend on how the pandemic and its impacts continue to develop, which are highly uncertain. We are continuing to evaluate additional operational and financial measures that we may elect to take as we continue to respond to the impact of COVID-19 on our business, including obtaining additional debt and/or equity capital to provide further liquidity in the coming months. There can be no assurance whether or when any such measures will be adopted.
The disclosures contained in this Form 10-Q are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law. For further information, please see “Risk Factors” and “Forward-Looking Statements.”
Brand and Segment Information
Our operations consist of two reportable segments:

•
Owned & Host - As of March 28, 2020, our owned brands consisted of 747 America’s Best Contacts and Eyeglasses (“America’s Best”) retail stores and 117 Eyeglass World retail stores. In America’s Best stores, vision care services are provided by optometrists employed by us or by independent professional corporations or similar entities. America’s Best stores are primarily located in high-traffic strip centers next to value-focused retailers. Eyeglass World locations primarily feature vision care services provided by independent optometrists and optometrists employed by independent professional corporations or similar entities and on-site optical laboratories that enable stores to quickly fulfill many customer orders and make repairs on site. Eyeglass World stores are primarily located in freestanding or in-line locations near high-foot-traffic shopping centers. Our host brands consisted of 54 Vista Optical locations on military bases and 29 Vista Optical locations within Fred Meyer stores as of March 28, 2020. We have strong, long-standing relationships with our host partners and have maintained each partnership for over 20 years. These brands provide eye exams primarily by independent optometrists. All brands utilize our centralized laboratories. This segment also includes sales from our America’s Best, Eyeglass World, and Military omni-channel websites.

•
Legacy - We manage the operations of, and supply inventory and laboratory processing services to, 226 Vision Centers in Walmart retail locations as of March 28, 2020. This strategic relationship with Walmart is in its 30th year. Pursuant to a January 2020 amendment to our management & services agreement with Walmart, we will be adding five additional Vision Centers in Walmart stores in fiscal year 2020. In addition, the amendment also extended the current term of the management & services agreement by six months, to February 23, 2021, and such term will automatically renew for an additional three-year term unless, no later than July 23, 2020, one party provides the other party written notice of non-renewal. Under the management & services agreement, our responsibilities include ordering and maintaining merchandise inventory; arranging the provision of optometry services; providing managers and staff at each location; training personnel; providing sales receipts to customers; maintaining necessary insurance; obtaining and holding required licenses, permits and accreditations; owning and maintaining store furniture, fixtures and equipment; and developing annual operating budgets and reporting. We earn management fees as a result of providing such services and therefore we record revenue related to sales of products and product protection plans to our legacy partner’s customers on a net basis. Our management & services agreement also allows our legacy partner to collect penalties if the Vision Centers do not generate a requisite amount of revenues. No such penalties have been assessed under our current arrangement, which began in 2012. We also sell to our legacy partner merchandise that is stocked in retail locations we manage pursuant to a separate supplier agreement, and provide centralized laboratory services for the finished eyeglasses for our legacy partner’s customers in stores that we manage. We lease space from Walmart within or adjacent to each of the locations we manage and use this space for vision care services provided by independent optometrists or optometrists employed by us or by independent professional corporations or similar entities. During the three months ended March 28, 2020, sales associated with our legacy partner arrangement represented 7.8% of consolidated net revenue. This exposes us to concentration of customer risk.

Our consolidated results also include the following activity recorded in our Corporate/Other category:

•
Our e-commerce platform of 15 dedicated websites managed by AC Lens. Our e-commerce business consists of six proprietary branded websites, including aclens.com, discountglasses.com and discountcontactlenses.com, and nine third-party websites with established retailers, such as Walmart, Sam’s Club and Giant Eagle as well as mid-sized vision insurance providers. AC Lens handles site management, customer relationship management and order fulfillment and also sells a wide variety of contact lenses, eyeglasses and eye care accessories.

•
AC Lens also distributes contact lenses wholesale to Walmart and Sam’s Club. We incur costs at a higher percentage of sales than other product categories. AC Lens sales associated with Walmart and Sam’s Club contact lenses distribution arrangements represented 8.6% of consolidated net revenue.

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

Reportable segment information is presented on the same basis as our consolidated financial statements, except reportable segment sales which are presented on a cash basis including point of sales for managed care payors and excluding the effects of unearned and deferred revenue, consistent with what our chief operating decision maker (“CODM”) regularly reviews. Reconciliations of segment results to consolidated results include financial information necessary to adjust reportable segment revenues to a consolidated basis in accordance with U.S. GAAP, specifically the change in unearned and deferred revenues during the period. There are no revenue transactions between reportable segments, and there are no other items in the reconciliations other than the effects of unearned and deferred revenue. See Note 10. “Segment Reporting” in our consolidated financial statements included in Part I. Item 1. of this Form 10-Q.
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

Trends and Other Factors Affecting Our Business
COVID-19 Impact
The COVID-19 pandemic has had far-reaching impacts, directly and indirectly, on our operations. We are monitoring the impacts COVID-19 has had, and continues to have, on our outsourced third party optical laboratories in China and Mexico, including potential disruptions of product deliveries. We have currently been able to meet customer demand with operations at our laboratories. We source merchandise from suppliers located in China and a significant amount of domestically-purchased merchandise is manufactured in China. We are partnering with our suppliers and third party laboratories to mitigate any potential significant delays in delivery of merchandise upon store operations resuming. Our ecommerce business remains open to serve our customers during this unprecedented period of temporary store closures.
We have seen, and expect to continue to see, material reductions in sales across brands and regions as a result of COVID-19. In addition, these reductions in revenue have not been offset by proportional decreases in expense, as we continue to incur store occupancy costs, and certain other costs such as compensation and administrative expenses, resulting in a negative effect on profitability. In addition, we could experience other material impacts as a result of COVID-19, including, but not limited to, charges from additional asset impairment, deferred tax valuation allowances and changes in the effectiveness of our hedging instruments. The current circumstances are dynamic and the impacts of COVID-19 on our business operations, including the duration and impact on overall customer demand, are highly uncertain, although COVID-19 has had and will continue to have a material adverse impact on our business, results of operations, financial condition and cash flows in fiscal 2020 to date.
It is possible that our preparations for the events listed above are not adequate to mitigate their impact, and that these events could further adversely affect our business and results of operations. For a discussion of recent actions taken by the Company, refer to “Recent Developments - COVID-19” above in this Form 10-Q. For discussion of significant risks that have the potential to cause our actual results to differ materially from our expectations, refer to “Item 1A. Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 28, 2019 and in this Form 10-Q.
Long-term trends and factors
We remain committed to our long-term vision and continue to position ourselves to make progress against our key initiatives while balancing the near-term challenges and unprecedented uncertainty presented by the COVID-19 pandemic. As a result of the COVID-19 pandemic, we implemented expense reduction initiatives including a pause in new store openings, reduced near term marketing spend, and reduced compensation and work hours across the organization and are working with a base of vendors and landlords to extend payment terms and modify existing contracts. We experienced negative comparable store sales growth in the first quarter of 2020 as a result of the closure of our stores in response to the COVID-19 pandemic, and anticipate that comparable store sales growth figures for the rest of the fiscal year 2020 as well as fiscal year 2021 will be impacted by the pandemic. We believe that the following trends and factors will continue to be exacerbated by the immediate and ongoing threat of the COVID-19 pandemic:

•	New store openings;

•	Comparable store sales growth;

•	Managed care and insurance;

•	Vision care professional recruitment and coverage;

•	Overall economic trends;

•	Consumer preferences and demand;

•	Infrastructure and investment;

•	Pricing strategy;

•	Inflation;

•	Interim results and seasonality;

•	Competition; and

•	Consolidation in the industry

How We Assess the Performance of Our Business
While we have historically attempted to exercise prudence in our use of cash, the COVID-19 pandemic has required us to closely monitor various items related to cash flow including, but not limited to, cash receipts, cash disbursements, payment terms and alternative sources of funding. We will continue to be focused on these items in addition to the other key measures we use to determine how our consolidated business and operating segments are performing, including: net revenue, costs applicable to revenue, and selling, general, and administrative expenses. In addition, we also review store growth, Adjusted Comparable Store Sales Growth, Adjusted Operating Income, Adjusted Operating Margin, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Diluted EPS.
Net Revenue
We report as net revenue amounts generated in transactions with retail customers who are the end users of our products, services, and plans. Net product sales include sales of prescription and non-prescription eyewear, contact lenses, and related accessories as well as eye exam services associated with our America’s Best brand’s signature offer of two pairs of eyeglasses and a free eye exam for one low price (“two-pair offer”) to retail customers and sales of inventory in which our customer is another retail entity. Net sales of services and plans include sales of eye exams, eye care club memberships, product protection plans (i.e., warranties), and single service eye care plans in California. Net sales of services and plans also include fees we earn for managing certain Vision Centers located in Walmart stores and for laboratory services provided to Walmart.
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
New Store Openings
The total number of new stores per year and the timing of store openings has, and will continue to have, an impact on our results. In an effort to conserve cash during the COVID-19 pandemic, we have paused new store openings and will monitor when to resume new store openings based on health, safety and economic conditions.
Adjusted Comparable Store Sales Growth
We measure Adjusted Comparable Store Sales Growth as the increase or decrease in sales recorded by the comparable store base in any reporting period, compared to sales recorded by the comparable store base in the prior reporting period, which we calculate as follows: (i) sales are recorded on a cash basis (i.e., when the order is placed and paid for or submitted to a managed care payor, compared to when the order is delivered), utilizing cash basis point of sale information from stores; (ii) stores are added to the calculation during the 13th full fiscal month following the store’s opening; (iii) closed stores are removed from the calculation for time periods that are not comparable; (iv) sales from partial months of operation are excluded when stores do not open or close on the first day of the month; and (v) when applicable, we adjust for the effect of the 53rd week. Quarterly, year-to-date and annual adjusted comparable store sales are aggregated using only sales from all whole months of operation included in both the current reporting period and the prior reporting period. When a partial month is excluded from the calculation, the corresponding month in the subsequent period is also excluded from the calculation. There may be variations in the way in which some of our competitors and other retailers calculate comparable store sales. As a result, our adjusted comparable store sales may not be comparable to similar data made available by other retailers. We did not adjust our calculation of Adjusted Comparable Store Sales Growth for the temporary closure of our stores to the public as a result of the COVID-19 pandemic.

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
Adjusted EBITDA, Adjusted EBITDA Margin Adjusted Operating Income, Adjusted Operating Margin, and Adjusted Diluted EPS (collectively, the “Company Non-GAAP Measures”)
The Company Non-GAAP Measures are key measures used by management to assess our financial performance. The Company Non-GAAP Measures are also frequently used by analysts, investors and other interested parties. We use The Company Non-GAAP Measures to supplement U.S. GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation and to compare our performance against that of other peer companies using similar measures. See “Non-GAAP Financial Measures” for definitions of the Company Non-GAAP Measures and for additional information.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net revenue.

	Three Months Ended
In thousands, except store data	March 28, 2020	March 30, 2019
Revenue:
Net product sales	$392,841	$383,160
Net sales of services and plans	76,863	78,055
Total net revenue	469,704	461,215
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	156,370	154,004
Services and plans	62,184	57,965
Total costs applicable to revenue	218,554	211,969
Operating expenses:
Selling, general and administrative expenses	193,741	193,876
Depreciation and amortization	24,810	20,415
Asset impairment	11,355	2,082
Litigation settlement	4,395	—
Other expense (income), net	(66)	473
Total operating expenses	234,235	216,846
Income from operations	16,915	32,400
Interest expense, net	7,455	9,061
Earnings before income taxes	9,460	23,339
Income tax provision (benefit)	(282)	5,910
Net income	$9,742	$17,429

Operating data:
Number of stores open at end of period	1,173	1,105
New stores opened	23	26
Adjusted Operating Income	$38,063	$42,656
Diluted EPS	$0.12	$0.21
Adjusted Diluted EPS	$0.28	$0.31
Adjusted EBITDA	$61,022	$61,220

	Three Months Ended
	March 28, 2020	March 30, 2019
Percentage of net revenue
Total costs applicable to revenue	46.5%	46.0%
Selling, general and administrative	41.2%	42.0%
Total operating expenses	49.9%	47.0%
Income from operations	3.6%	7.0%
Net income	2.1%	3.8%
Adjusted Operating Income	8.1%	9.2%
Adjusted EBITDA	13.0%	13.3%

Three Months Ended March 28, 2020 compared to Three Months Ended March 30, 2019
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for the three months ended March 28, 2020 compared to the three months ended March 30, 2019.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Three Months Ended March 28, 2020	Three Months Ended March 30, 2019	March 28, 2020	March 30, 2019	Three Months Ended March 28, 2020		Three Months Ended March 30, 2019
Owned & Host segment
America’s Best	(9.3)%	8.2%	747	679	$294,170	62.6%	$305,096	66.2%
Eyeglass World	(12.1)%	6.5%	117	116	44,486	9.5%	50,214	10.9%
Military	(12.1)%	(4.4)%	54	54	5,642	1.2%	6,421	1.4%
Fred Meyer	(16.0)%	(9.7)%	29	29	2,929	0.6%	3,489	0.8%
Owned & Host segment total			947	878	$347,227	73.9%	$365,220	79.3%
Legacy segment	(14.0)%	1.8%	226	227	36,457	7.8%	44,578	9.7%
Corporate/Other	—	—	—	—	66,571	14.2%	63,881	13.7%
Reconciliations	—	—	—	—	19,449	4.1%	(12,464)	(2.7)%
Total	(2.9)%	6.2%	1,173	1,105	$469,704	100.0%	$461,215	100.0%
Adjusted Comparable Store Sales Growth(3)	(10.3)%	6.7%

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

(3)
There are two differences between total comparable store sales growth based on consolidated net revenue and Adjusted Comparable Store Sales Growth: (i) Adjusted Comparable Store Sales Growth includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in a decrease of 7.5% and an increase of 0.8% from total comparable store sales growth based on consolidated net revenue for the three months ended March 28, 2020 and March 30, 2019, respectively, and (ii) Adjusted Comparable Store Sales Growth includes retail sales to the legacy partner’s customers (rather than the revenues recognized consistent with the management & services agreement with the legacy partner), resulting in an increase of 0.1% and a decrease of 0.3% from total comparable store sales growth based on consolidated net revenue for the three months ended March 28, 2020 and March 30, 2019, respectively.

Total net revenue of $469.7 million for the three months ended March 28, 2020 increased $8.5 million, or 1.8%, from $461.2 million for the three months ended March 30, 2019. This increase was driven primarily by recognition of unearned revenue and increased sales in new stores opened after the first quarter of 2019, which were partially offset by reduced comparable store sales growth from COVID-19 related temporary store closures beginning in March 2020.
In the three months ended March 28, 2020, we opened 23 new America’s Best stores and closed one America’s Best store. Overall, store count grew 6.2% from March 30, 2019 to March 28, 2020 (68 and one net new America’s Best and Eyeglass World stores were added, respectively, and one legacy store closed during the same period). Comparable store sales growth and Adjusted Comparable Store Sales Growth were (2.9)% and (10.3)%, respectively, for the three months ended March 28, 2020.

Comparable store sales growth and Adjusted Comparable Store Sales Growth were negative due to the closure of our retail stores from March 19, 2020 through the end of the first quarter of 2020 as a result of the COVID-19 pandemic. Comparable store sales growth and Adjusted Comparable Store Sales Growth for the two months ended February 29, 2020 were 5.6% and 5.7%, respectively. Comparable store sales growth and Adjusted Comparable Store Sales Growth for the one month ended March 28, 2020 were (18.8)% and (41.5)%, respectively. Adjusted Comparable Stores Sales Growth includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in a decrease of 0.2% and 22.5% for the two months ended February 29, 2020 and the one month ended March 28, 2020, respectively. Adjusted Comparable Store Sales Growth includes retail sales to the legacy partner’s customers (rather than the revenues recognized consistent with the management & services agreement with the legacy partner), resulting in an increase of 0.3% and a decrease of 0.2% for the two months ended February 29, 2020 and the one month ended March 28, 2020, respectively.
Net product sales comprised 83.6% and 83.1% of total net revenue for the three months ended March 28, 2020 and March 30, 2019, respectively. Net product sales increased $9.7 million, or 2.5%, in the three months ended March 28, 2020 compared to the three months ended March 30, 2019, driven primarily by contact lens revenue growth. Net sales of services and plans decreased $1.2 million, or 1.5%, primarily due to temporary store closures beginning in March 2020.
Owned & Host segment net revenue. Net revenue declined $18.0 million, or 4.9%, due to the temporary closure of the Company’s stores to the public in response to the COVID-19 pandemic.
Legacy segment net revenue. Net revenue decreased $8.1 million, or 18.2%, due to the temporary closure of the Company’s stores to the public in response to the COVID-19 pandemic.
Corporate/Other segment net revenue. Net revenue increased $2.7 million, or 4.2%, driven by unit growth in our online retail business.
Net revenue reconciliations. The impact of reconciliations increased net revenue by $31.9 million in the three months ended March 28, 2020 compared to the three months ended March 30, 2019. Reconciliations include a decrease in unearned revenue of $19.9 million for the three months ended March 28, 2020 compared to an increase in unearned revenue of $7.8 million for the three months ended March 30, 2019, and increases in deferred revenue of $0.5 million and $4.7 million, for the three months ended March 28, 2020 and March 30, 2019, respectively. While we usually experience increases in unearned revenue for sales in the last seven to 10 days of each quarter, the temporary closure of our stores to the public from March 19, 2020 through the end of the first quarter of 2020 caused virtually all of this increase to not be realized. We anticipate that consolidated revenue in future quarters will be affected by the recognition of unearned revenue and deferred revenue once our stores are re-opened and operating at full capacity.
Costs applicable to revenue
Costs applicable to revenue of $218.6 million for the three months ended March 28, 2020 increased $6.6 million, or 3.1%, from $212.0 million for the three months ended March 30, 2019. As a percentage of net revenue, costs applicable to revenue increased from 46.0% for the three months ended March 30, 2019 to 46.5% for the three months ended March 28, 2020. This increase as a percentage of net revenue was primarily driven by optometrist costs incurred during temporary store closures to the public as well as contact lens revenue growth, partially offset by higher eyeglass margin.
Costs of products as a percentage of net product sales decreased from 40.2% for the three months ended March 30, 2019 to 39.8% for the three months ended March 28, 2020, driven primarily by higher eyeglass margin partially offset by contact lens revenue growth.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales increased from 28.7% for the three months ended March 30, 2019 to 29.1% for the three months ended March 28, 2020 driven by contact lens revenue growth offset by higher eyeglass margin.
Legacy segment costs of products. Costs of products as a percentage of net product sales decreased from 46.9% for the three months ended March 30, 2019 to 46.7% for the three months ended March 28, 2020. The decrease was primarily driven by a lower mix of non-managed care customer transactions. Decreases in managed care mix increase costs of products as a percentage of net product sales and have a corresponding positive impact on costs of services as a percentage of net sales of services and plans in our Legacy segment. Legacy segment managed care net product revenue is recorded in net product sales while revenue associated with servicing non-managed care customers is recorded in net sales of services and plans. Eyeglass and contact lens product costs for both managed care and non-managed care net revenue are recorded in costs of products.

Costs of services and plans as a percentage of net sales of services and plans increased from 74.3% for the three months ended March 30, 2019 to 80.9% for the three months ended March 28, 2020. The increase was primarily driven by optometrist costs incurred during temporary store closures.
Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 75.6% for the three months ended March 30, 2019 to 85.1% for the three months ended March 28, 2020. The increase was driven by optometrist and technician costs incurred during temporary store closures.
Legacy segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 43.6% for the three months ended March 30, 2019 to 54.7% for the three months ended March 28, 2020. The increase was primarily driven by optometrist costs incurred during temporary store closures.
Selling, general and administrative
SG&A of $193.7 million for the three months ended March 28, 2020 decreased $0.1 million, or 0.1%, from the three months ended March 30, 2019. As a percentage of net revenue, SG&A decreased from 42.0% for the three months ended March 30, 2019 to 41.2% for the three months ended March 28, 2020. The decrease in SG&A as a percentage of net revenue was primarily due to recognition of unearned revenue from the fourth quarter of 2019 that was not offset by unearned revenue at the end of the first quarter of 2020, as well as lower performance-based incentive compensation expense, partially offset by store payroll expense incurred during temporary store closures.
Owned & Host SG&A. SG&A as a percentage of net revenue increased from 36.5% for the three months ended March 30, 2019 to 38.8% for the three months ended March 28, 2020, driven primarily due to store payroll and occupancy costs incurred during temporary store closures in March 2020.
Legacy segment SG&A. SG&A as a percentage of net revenue increased from 31.9% for the three months ended March 30, 2019 to 37.4% for the three months ended March 28, 2020 primarily driven by decreased revenue as a result of temporary store closures in March 2020.
Depreciation and amortization
Depreciation and amortization expense of $24.8 million for the three months ended March 28, 2020 increased $4.4 million, or 21.5%, from $20.4 million for the three months ended March 30, 2019 primarily driven by investments in new lab equipment. Our property and equipment balance, net, decreased $17.0 million, or 4.6%, during the three months ended March 28, 2020, reflective of $16.2 million in purchases of property and equipment, $1.2 million in new finance leases, less $23.0 million in depreciation expense, and $11.4 million in impairment expense and other adjustments.
Asset Impairment
We recognized $11.4 million for impairment primarily of tangible long-lived assets and ROU assets associated with our retail stores during the three months ended March 28, 2020 compared to $2.1 million recognized during the three months ended March 30, 2019. The impairment charges were primarily related to our Owned & Host segment and were driven by lower than projected customer sales volume in certain stores, and were determined using entity-specific assumptions related to our anticipated use of store assets. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and likelihood that these scenarios would be ultimately realized; the historical performance of the stores before the temporary store closures in response to the COVID-19 pandemic; and the remaining useful lives of the assets. Asset impairment expenses were recognized in Corporate/Other.
Interest expense, net
Interest expense, net, of $7.5 million for the three months ended March 28, 2020 decreased $1.6 million, or 17.7%, from $9.1 million for the three months ended March 30, 2019, primarily as a result of our term loan refinancing in 2019.
Income tax provision
Our income tax expense for the three months ended March 28, 2020 reflected income tax expense at our statutory federal and state rate of 25.5%, offset by a discrete benefit of $2.7 million associated primarily with the exercise of stock options. During the three months ended March 30, 2019, our expected combined statutory federal and state rate was reduced by a $0.2 million income tax benefit resulting from stock option exercises.

Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS
We define EBITDA as net income, plus interest expense, income tax provision and depreciation and amortization. We define Adjusted EBITDA as net income, plus interest expense, income tax provision and depreciation and amortization, further adjusted to exclude stock compensation expense, loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, and other expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of net revenue. We define Adjusted Operating Income as net income, plus interest expense and income tax provision, further adjusted to exclude stock compensation expense, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, amortization of acquisition intangibles, and other expenses. We define Adjusted Operating Margin as Adjusted Operating Income as a percentage of net revenue. We define Adjusted Diluted EPS as diluted earnings per share, adjusted for the per share impact of stock compensation expense, loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, other expenses, amortization of acquisition intangibles and deferred financing costs, and tax benefit of stock option exercises, less the tax effect of these adjustments.
In the first quarter of 2020, we introduced Adjusted Operating Income and Adjusted Operating Margin as measures of performance we will use in connection with Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Diluted EPS. Further, consistent with our presentation of Adjusted Operating Income, we no longer exclude new store pre-opening expenses and non-cash rent from our presentation of Adjusted EBITDA and Adjusted Diluted EPS. New store pre-opening expenses totaled $0.9 million for each of the three months ended March 28, 2020 and March 30, 2019; and non-cash rent totaled $0.6 million and $1.2 million for the three months ended March 28, 2020 and March 30, 2019, respectively. The presentation of Adjusted EBITDA and Adjusted Diluted EPS for the three months ended March 30, 2019 has been recast to reflect these changes. See our Form 8-K filed with the SEC on February 26, 2020, which is incorporated herein by reference, for more information.
EBITDA and the Company Non-GAAP Measures can vary substantially in size from one period to the next, and certain types of expenses are non-recurring in nature and consequently may not have been incurred in any of the periods presented below.
EBITDA and the Company Non-GAAP Measures have been presented as supplemental measures of financial performance that are not required by, or presented in accordance with U.S. GAAP, because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes EBITDA and the Company Non-GAAP Measures are useful to investors in highlighting trends in our operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. We also use EBITDA and the Company non-GAAP Measures to supplement U.S. GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation and to compare our performance against that of other peer companies using similar measures. Management supplements U.S. GAAP results with non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting the business than U.S. GAAP results alone.
EBITDA and the Company non-GAAP Measures are not recognized terms under U.S. GAAP and should not be considered as an alternative to net income or income from operations as a measure of financial performance or cash flows provided by operating activities as a measure of liquidity, or any other performance measure derived in accordance with U.S. GAAP. Additionally, these measures are not intended to be a measure of free cash flow available for management’s discretionary use as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements. EBITDA and the Company non-GAAP Measures should not be construed to imply that our future results will be unaffected by unusual or non-recurring items. In evaluating EBITDA and the Company Non-GAAP Measures you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of EBITDA and the Company Non-GAAP Measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by primarily relying on our U.S. GAAP results in addition to using EBITDA and the Company Non-GAAP Measures.

The presentations of these measures have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•	they do not reflect costs or cash outlays for capital expenditures or contractual commitments;

•	they do not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA and Adjusted EBITDA do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	EBITDA and Adjusted EBITDA do not reflect period to period changes in taxes, income tax expense or the cash necessary to pay income taxes;

•	they do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect cash requirements for such replacements; and

•	other companies in our industry may calculate these measures differently than we do, limiting their usefulness as comparative measures.
Because of these limitations, EBITDA and the Company Non-GAAP Measures should not be considered as measures of discretionary cash available to invest in business growth or to reduce indebtedness.
The following table reconciles our Adjusted Operating Income and Adjusted Operating Margin to net income; and EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Diluted EPS for the periods presented:

	Three Months Ended
In thousands	March 28, 2020		March 30, 2019
Net income	$9,742	2.1%	$17,429	3.8%
Interest expense	7,455	1.6%	9,061	2.0%
Income tax provision (benefit)	(282)	(0.1)%	5,910	1.3%
Stock compensation expense (a)	2,093	0.4%	2,976	0.6%
Asset impairment (b)	11,355	2.4%	2,082	0.5%
Litigation settlement (c)	4,395	0.9%	—	—%
Management realignment expenses (d)	—	—%	2,155	0.5%
Other (e)	1,454	0.3%	1,192	0.3%
Amortization of acquisition intangibles (i)	1,851	0.4%	1,851	0.4%
Adjusted Operating Income / Adjusted Operating Margin	$38,063	8.1%	$42,656	9.2%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding. Some of the percentage totals in the table above do not foot due to rounding differences

	Three Months Ended
In thousands	March 28, 2020		March 30, 2019
Net income	$9,742	2.1%	$17,429	3.8%
Interest expense	7,455	1.6%	9,061	2.0%
Income tax provision (benefit)	(282)	(0.1)%	5,910	1.3%
Depreciation and amortization	24,810	5.3%	20,415	4.4%
EBITDA	41,725	8.9%	52,815	11.5%

Stock compensation expense (a)	2,093	0.4%	2,976	0.6%
Asset impairment (b)	11,355	2.4%	2,082	0.5%
Litigation settlement (c)	4,395	0.9%	—	—%
Management realignment expenses (d)	—	—%	2,155	0.5%
Other (e)	1,454	0.3%	1,192	0.3%
Adjusted EBITDA / Adjusted EBITDA Margin	$61,022	13.0%	$61,220	13.3%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding. Some of the percentage totals in the table above do not foot due to rounding differences

	Three Months Ended
In thousands, except per share amounts	March 28, 2020	March 30, 2019
Diluted EPS	$0.12	$0.21
Stock compensation expense (a)	0.03	0.04
Asset impairment (b)	0.14	0.03
Litigation settlement (c)	0.05	—
Management realignment expenses (d)	—	0.03
Other (e)	0.02	0.01
Amortization of acquisition intangibles and deferred financing costs (f)	0.03	0.03
Tax benefit of stock option exercises (g)	(0.03)	—
Tax effect of total adjustments (h)	(0.07)	(0.04)
Adjusted Diluted EPS	$0.28	$0.31

Weighted average diluted shares outstanding	82,242	81,466
Note: Some of the totals in the table above do not foot due to rounding differences

(a)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and performance vesting conditions.

(b)	Reflects write-off of property, equipment and lease related assets on closed or underperforming stores for the three months ended March 28, 2020 and March 30, 2019.

(c)	Expenses associated with settlement of litigation. See Note 9. “Commitments and Contingencies” in our consolidated financial statements for further details.

(d)	Expenses related to a non-recurring management realignment described in our Current Report on Form 8-K filed with the SEC on January 10, 2019.

(e)
Other adjustments include amounts that management believes are not representative of our operating performance (amounts in brackets represent reductions in Adjusted Operating Income, Adjusted Diluted EPS and Adjusted EBITDA), including our share of losses on equity method investments of $0.6 million for the three months ended March 30, 2019; the amortization impact of adjustments related to the March 2014 acquisition of the Company by affiliates of KKR & Co. Inc. (the “KKR Acquisition”), (e.g., fair value of leasehold interests) of $0.1 million for each of the three months ended March 28, 2020 and March 30, 2019; costs of severance and relocation $0.3 million and $0.2 million for the three months ended March 28, 2020 and March 30, 2019, respectively; excess payroll taxes related to stock option exercises of $0.3 million for the three months ended March 28, 2020; $0.6 million of incremental costs directly related to adapting the Company’s operations during the COVID-19 pandemic for the three months ended March 28, 2020; and other expenses and adjustments totaling $0.2 million and $0.3 million for the three months ended March 28, 2020 and March 30, 2019, respectively.

(f)
Amortization of the increase in carrying values of finite-lived intangible assets resulting from the application of purchase accounting to the KKR Acquisition of $1.9 million for each of the three months ended March 28, 2020 and March 30, 2019. Amortization of deferred financing costs is associated with deferred financing fees and amortization of debt discounts related to term loan and revolving credit facility borrowings totaling $0.2 million and $0.4 million for the three months ended March 28, 2020 and March 30, 2019, respectively.

(g)
Tax benefit associated with accounting guidance, requiring excess tax benefits related to stock option exercises to be recorded in earnings as discrete items in the reporting period in which they occur.

(h)	Represents the income tax effect of the total adjustments at our combined statutory federal and state income tax rates.

(i)	Amortization of the increase in carrying values of finite-lived intangible assets resulting of purchase accounting to the KKR Acquisition.
Liquidity and Capital Resources
While we have historically relied on cash flows from operations as our primary source of liquidity, in the first quarter of 2020, as precautionary measure to preserve financial flexibility in light of the uncertainties surrounding the COVID-19 pandemic, we borrowed the remaining $146.3 million in available funds under our revolving credit facility (as defined below). Our primary cash needs are for inventory, payroll, store rent, capital expenditures associated with new stores and updating existing stores, as well as information technology and infrastructure, including our corporate office, distribution centers, and laboratories. We are prioritizing cash conservation and prudent use of cash, while positioning the Company to safely return to normal operations as soon as possible. The most significant components of our operating assets and liabilities are inventories, accounts receivable, prepaid expenses and other assets, accounts payable, deferred and unearned revenue and other payables and accrued expenses. We believe that cash expected to be generated from operations and the cash from the drawdown of our revolving credit facility in March 2020 will be sufficient to fund our working capital requirements, liquidity obligations, anticipated capital expenditures, and payments due under our existing credit facilities for at least the next 12 months. The Company is continuing to evaluate additional operational and financial measures that it may elect to take as it continues to respond to the impact of COVID-19 on its business, including obtaining additional debt and/or equity capital to provide further liquidity in the coming months. There can be no assurance whether or when any such measures will be adopted.
As of March 28, 2020, we had $263.2 million in cash and cash equivalents, and have fully drawn our $300.0 million revolving credit facility, which includes $5.7 million in outstanding letters of credit.
We purchased $13.1 million in capital items in the three months ended March 28, 2020. Approximately 80% of our capital spend is related to our expected growth (i.e., new stores, optometric equipment, additional capacity in our optical laboratories and distribution centers, and our IT infrastructure, including omni-channel platform related investments). We opened 23 new stores during the three months ended March 28, 2020, but have paused the opening of new stores in light of the COVID-19 pandemic. Our working capital requirements for inventory will increase as we continue to open additional stores. We primarily fund our working capital needs using cash provided by operations.
The following table summarizes cash flows provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended
In thousands	March 28, 2020	March 30, 2019
Cash flows provided by (used for):
Operating activities	$86,060	$83,014
Investing activities	(12,854)	(25,806)
Financing activities	150,601	(1,354)
Net increase in cash, cash equivalents and restricted cash	$223,807	$55,854
Net Cash Provided by Operating Activities
Cash flows provided by operating activities increased $3.0 million from $83.0 million during the three months ended March 30, 2019 to $86.1 million for the three months ended March 28, 2020. The increase in cash provided by operating activities consisted of a decrease in net income of $7.7 million and increase of non-cash expense items of $5.2 million including decreases in deferred income tax expense of $6.2 million, credit loss expense of $1.6 million and $0.9 million in stock based compensation expense offset by increases in non-cash expense items including depreciation and amortization of $4.4 million, and asset impairment charges of $9.3 million.

Decreases in net working capital and other assets and liabilities contributed $5.6 million in cash compared to the three months ended March 30, 2019. The decrease in net working capital consisted of increases in accounts payable during the three months ended March 28, 2020, which contributed $17.7 million in year-over-year cash, primarily due to timing of payments, and decreases in accounts receivable of $25.7 million, primarily caused by decreases in credit card receivables as a result of store closures near the end of the first quarter of 2020.
Offsetting these items were other liabilities of $25.0 million, of which $27.0 million decrease in year-over-year cash was due to the timing of unearned revenue as a result of store closures, which was partially offset by an increase of $7.3 million in year-over-year cash due to timing of rent related payments. Deferred revenue contributed to a $4.2 million decrease in year-over-year cash due to lower sales of club and purchase protection plans as a result of store closures. Increases in inventory used $7.3 million in year-over-year cash, due to timing of forward buys.
Net Cash Used for Investing Activities
Net cash used for investing activities decreased by $13.0 million, to $12.9 million, during the three months ended March 28, 2020 from $25.8 million during the three months ended March 30, 2019. The decrease was primarily due timing of new store capital investments.
Net Cash Provided By (Used For) Financing Activities
Net cash provided by (used for) financing activities increased $152.0 million, from $1.4 million use of cash during the three months ended March 30, 2019 to $150.6 million provision of cash during the three months ended March 28, 2020. The increase in cash provided by financing activities was primarily related to the additional borrowing of $146.3 million under the revolving credit facility in March 2020.
Term Loan and Revolving Credit Facility
As of March 28, 2020, we had $392.4 million of first lien term loan outstanding under our credit agreement. As of March 28, 2020, we also had a $300.0 million revolving credit facility with $294.3 million outstanding, including $5.7 million in outstanding letters of credit.
The interest rate payable on the first lien term loan is based on either LIBOR or an alternative borrowing rate plus an additional rate that varies between depending on NVI’s consolidated first lien leverage ratio. The first lien term loan will amortize in quarterly installments equal to 2.50% per annum in the first three years of the loan and 5.00% per annum thereafter.
In addition, under our credit agreement we must maintain certain covenants based on our financial results. Our credit agreement also contains covenants that, among other things, limit NVI’s ability to incur additional debt, create liens against assets, make acquisitions, pay dividends or distributions on its stock, merge or consolidate with another entity and transfer or sell assets. As of March 28, 2020, we were in compliance with all of our debt covenants under our credit agreement.
May 2020 Amendment to Credit Agreement
On May 5, 2020, we entered into an agreement (the “Amendment”) with the lenders under our credit facility in order to amend certain provisions of the credit agreement. As set forth in greater detail below, the principal purpose of the Amendment was to suspend certain financial maintenance covenants contained in the credit agreement until testing at the end of the second fiscal quarter of 2021. Capitalized terms used but not defined herein shall have the meanings assigned to such terms in the credit agreement and Amendment, as applicable.

Pursuant to the Amendment, the financial covenants relating to maintenance of a maximum Consolidated Total Debt to Consolidated EBITDA Ratio and a minimum Consolidated Interest Coverage Ratio are suspended until testing at the end of the second fiscal quarter of 2021. From and after such time, such covenants will be reinstated on a modified basis so that, subject to certain exceptions and limitations as described in the Amendment, (i) with respect to the second and third fiscal quarters of 2021, the Consolidated Total Debt to Consolidated EBITDA Ratio shall not exceed 4.50 to 1.00 and, with respect to the fourth fiscal quarter of fiscal 2021 and thereafter, the Consolidated Total Debt to Consolidated EBITDA Ratio shall not exceed 4.00 to 1.00, in each case with NVI being able to elect to annualize certain quarterly periods so that quarterly performance from fiscal 2020 is excluded and (ii) with respect to the second fiscal quarter of 2021 and thereafter, the Consolidated Interest Coverage Ratio shall not be less than 3.00 to 1.00. In lieu of such financial covenants, pursuant to the Amendment NVI will agree during the suspension period, (i) not to have Consolidated EBITDA for any six fiscal quarter period be less than $0, with the second fiscal quarter of 2020 permitted to be excluded in certain circumstances, and (ii) to have a minimum level of liquidity (defined as cash and cash equivalents plus the unused portion of the revolving credit facility) equal to the lesser of (x) $100,000,000 and (y) $40,000,000 plus the amount of any net proceeds from capital markets financings during such period in excess of $75,000,000.
In addition, the credit agreement was amended pursuant to the Amendment to, among other things, (i) limit the flexibility of NVI and Holdings with respect to certain transactions during the covenant suspension period, including the ability to declare or pay dividends, incur debt and make investments and dispositions, (ii) require prepayments of the term loans under certain circumstances during the covenant suspension period from the net proceeds from debt or equity capital markets transactions by the Company (with the amount of the term loans to be paid down equal to $75 million from the first $400 million of capital raised and 50% of any proceeds above such amount) and (iii) restrict NVI’s ability to borrow under the revolving credit facility if unrestricted cash and cash equivalents exceeds $50 million (and, in the event of any such excess, to require a mandatory prepayment of such amount). Also pursuant to the Amendment, the margins upon which interest is calculated for the term loans were amended to a range of 1.75% to 2.75% (for LIBOR Loans) and 1.75% to 1.00% (for ABR Loans), in each case based on NVI’s Consolidated First Lien Secured Debt to Consolidated EBITDA Ratio at such time, with such margins subject an increase of 50 basis points in the event that either (i) the Company has not raised at least $135 million in additional proceeds from certain capital markets transactions within 30 days of the date of the Amendment or (ii) Consolidated EBITDA for the most recently ended fiscal period is less than $0.
Future cash requirements and sources of cash
The Company’s capital allocation strategy, priorities and investments are reviewed by the Company’s Board of Directors considering both liquidity and severity of impacts to the business resulting from COVID-19.
Primary sources of cash
The Company’s primary source of cash to execute its growth strategy is its operating cash flows, used to fund operations throughout the fiscal year and to support future growth. The Company entered this period of COVID-19 uncertainty with a healthy liquidity position and is taking immediate, aggressive and prudent actions, including reevaluating all expenditures, to enhance the Company’s ability to meet the business’ short-term liquidity needs, in order to best position the business for its key stakeholders, including the Company’s associates, customers and shareholders.
Primary uses of cash
The Company’s current capital allocation strategy is to prioritize navigating the near-term challenges that COVID-19 presents and continuing to fund operating activities. In response to COVID-19, the Company is taking immediate, aggressive and prudent actions, including reevaluating all expenditures, to enhance the Company’s ability to meet the business’ short-term liquidity needs and has paused opening new stores. As a result, over the next twelve months, the Company expects its primary cash requirements to be towards funding operating activities, including the acquisition of inventory, and obligations related to compensation, leases and any lease modifications it may exercise, taxes and other operating activities.
The Company also evaluates opportunities for investments in line with our key initiatives that position the business for sustainable long-term growth. These improvements may include opening new stores, improving store experiences or investments in its omni-channel initiatives or other technology opportunities. In addition, the Company evaluates store closures, including options to terminate store leases early at certain underperforming locations. Historically, the Company has utilized free cash flow generated from operations to fund any discretionary capital expenditures, which have been prioritized towards new store openings, as well as digital and omni-channel investments, information technology, and other projects.

When appropriate, the Company may utilize excess liquidity, towards debt service requirements, including voluntary debt prepayments, or required interest and principal payments, if any, based on excess cash flows.
Off-balance Sheet Arrangements
We follow U.S. GAAP in making the determination as to whether or not to record an asset or liability related to our arrangements with third parties. Consistent with current accounting guidance, we do not record an asset or liability associated with long-term purchase, marketing and promotional commitments, or commitments to philanthropic endeavors. We have disclosed the amount of future commitments associated with these items in our fiscal year 2019 annual consolidated financial statements filed on the Form 10-K. We were not a party to any other off-balance sheet arrangements.
Contractual Obligations
As a result of our prepayment of debt principal in 2019 the Company does not owe principal payments on its term loan in 2020 and 2021. There were no other material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of December 28, 2019 in the Annual Report.
Critical Accounting Policies and Estimates
Management has evaluated the accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Annual Report dated December 28, 2019, in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the Annual Report, except for the adoption of Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments, and ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract discussed in Note 1. “Description of Business and Basis of Presentation” of our unaudited condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q.
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
As of March 28, 2020, all of our $686.6 million in credit facility debt was subject to variable interest rates, with a weighted average borrowing rate of 3.8%. After inclusion of the notional amount of $395.0 million of interest rate swaps fixing a portion of the variable rate debt, $291.6 million, or 42.5% of our debt, is subject to variable interest rates. Assuming an increase to market rates of 1.0% as of March 28, 2020, we would incur an annual increase to interest expense of approximately $2.9 million related to debt subject to variable rates.
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
In accordance with Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 28, 2020. Based on that evaluation, the CEO and the CFO have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic filings with the U.S. Securities and Exchange Commission ("SEC") is made known to them in a timely manner.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the first quarter of fiscal year 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 9. “Commitments and Contingencies” in our condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q for information regarding certain legal proceedings in which we are involved, which discussion is incorporated herein by reference.

Item 1A. Risk Factors
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in Part I. Item 1A. “Risk Factors” in our 2019 Annual Report on Form 10-K and the additional risk factor supplemented in our Current Report on Form 8-K filed on March 19, 2020 (the “Current Report”), except as described below, there have been no material changes to the risk factors described in our 2019 Annual Report on Form 10-K and Current Report.

The scale and scope of the recent COVID-19 outbreak and resulting pandemic is unknown, has had a material adverse impact on our business and is expected to continue to adversely impact our business at least for the near term.
In December 2019, the COVID-19 disease was reported and in January 2020, the World Health Organization (“WHO”) declared COVID-19 a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. The COVID-19 pandemic has adversely affected global economies, financial markets and the overall environment for our business, and the extent to which it may impact our future results of operations and overall financial performance remains uncertain.
The Company is following the recommendations of U.S. government and health authorities to minimize exposure risk for its associates, doctors, customers and patients. As a result, the Company announced on March 18, 2020, a temporary closure of its retail stores to the public. On April 27, 2020, the Company began the gradual re-opening of retail locations to the public with enhanced safety protocols and a focus on meeting the urgent and emergency eye health needs of patients and customers. The Company is closely monitoring this global health crisis and will reassess its strategy and operational structure on a regular, ongoing basis as the situation evolves.
The scale and scope of the COVID-19 pandemic has heightened and may continue to heighten the potential adverse effects on our business, operating results, cash flows and/or financial condition described in certain risk factors contained in our Annual Report on Form 10-K, including the impact of:

•	a disruption to our growth strategy of opening new stores and expanding our operations, including as a result of pausing new store openings;

•	our failure to recruit and retain vision care professionals for our stores;

•	a failure to adhere to existing laws and regulations or newly enacted state, local and federal vision care or healthcare laws and regulations in response to COVID-19;

•
an inability to maintain sufficient levels of cash flow from our operations to fund our business and growth strategy and the diminished availability of credit, higher cost of borrowing and lack of confidence in equity markets could make it more difficult for us to obtain additional financing on terms that are favorable to us;

•
a disruption to our distribution centers or optical laboratories, including those of our suppliers, could result in delays in the receipt of inventory and the delivery of merchandise, higher costs, longer lead times and impact the ability to fulfill customer orders;

•	travel restrictions and the shutdown of certain businesses on our suppliers and their sourcing operations and pricing practices;

•	the reduction in our marketing, advertising and promotional efforts as part of cost management could cause us to have difficulty in retaining existing customers and attracting new customers;

•	any significant failure, inadequacy, interruption or security breach on our information technology systems, as well as those of our vendors;

•
the impact of our substantial lease obligations, including negotiations with landlords during our temporary store closings, and our high occupancy costs reducing cash available for other purposes and limiting our flexibility;

•
any significant reductions or volatility in consumer demand for one or more of our products, which may be caused by, among other things, the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, financial hardship, or a shift in customer behavior toward purchasing the products we offer from competitors who may have not closed their stores to the public or who may focus entirely on selling their products online;

•	the impact on our peak shopping quarters in the first half of the year and resulting impact on our annual operating results;

•	the distinct risks our e-commerce business faces, including changes in consumer behavior during the COVID-19 pandemic; and

•
significant operating and financial restrictions, including financial maintenance and restrictive covenants, in our recently amended credit agreement, that may limit the ability of us and our subsidiaries, under certain circumstances, to, among other things, incur additional indebtedness; engage in certain fundamental changes, including mergers or consolidations; make acquisitions, investments, loans or advances; pay or modify the terms of certain indebtedness; limitations in how we conduct our business; and our ability to raise additional debt or equity financing.

In addition, the COVID-19 pandemic may adversely impact our business and financial condition in other areas, including:
    Operational Impacts

•
new or escalated government or regulatory responses in markets where we manufacture, sell or distribute our products, or in the markets of third parties on which we rely, could prevent or disrupt our business operations;

•	a future shutdown of one or more retail operations, distribution or laboratory facilities as a result of illness, government restrictions or other workforce disruptions;

•
higher costs in certain areas such as distribution, employee compensation, as well as incremental costs associated with newly added health screenings, temperature check, and enhanced cleaning and sanitation protocols to protect our associates, optometrists and customers; and

•
our operations could be disrupted if key members of our senior management or a significant percentage of our workforce or the workforce of our outsourced laboratories or suppliers are unable to continue to work because of illness, government directives or otherwise. In addition, the interruption of our or their system capabilities could result in a deterioration of our ability to fulfill and sell our products and services, provide customer service or perform other necessary business functions. Having shifted to remote working arrangements, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities that are less uniform than in our dedicated workspaces.

Financial Impacts

•
As described below, we anticipate that our financial results will continue to be materially impacted for the duration of the COVID-19 pandemic. While we believe that the long-term fundamentals of our business are largely unchanged, and anticipate that our operating results in future fiscal years will begin to reflect a more normal operating environment, the current economic and public health climate has created a high degree of uncertainty.

•
Revenues. We expect that the impact of COVID-19 on general economic activity will negatively impact our Owned & Host and Legacy segment total revenues. We began to experience this impact in March 2020 and expect it to persist and be more significant in the second quarter of 2020. We also expect this impact will further persist for the remainder of 2020 and possibly beyond, but the degree of the impact will depend on the extent and duration of the pandemic and the resulting economic contraction. As a result of the anticipated impact of the pandemic on our total revenues, we expect a decrease in our comparable store sales and adjusted comparable store sales figures during the remainder of fiscal year 2020.

•
Costs applicable to revenues. As a result of COVID-19, we expect to experience a change in our product sales mix with an increase in the share of contact lens sales compared to eyeglasses as contact lenses tend to be easier for a customer to select and order online compared to eyeglasses. Higher contact lens sales mix results in an increase in overall cost of products as a percentage of revenues as contact lenses have higher cost of sales as a percentage of revenues compared to eyeglasses. Due to reductions in revenues expected in the current year, we also expect to recognize lower vendor rebates which will unfavorably impact cost of products as a percentage of net product sales. Additionally, as a result of the lower production levels seen at our central laboratories and distribution centers, we expect our costs of sales as a percentage of revenues to increase from higher allocation of fixed costs. We also expect our cost of sales as a percentage of revenues to increase compared to prior years as a result of lower eye exam revenues and lower Legacy management fees earned while incurring costs for ophthalmologists, optometrists and optical technicians at a rate typically associated with a normal level of operations.

•
Selling, general and administrative. We have incurred and will continue to incur, general and administrative expenses primarily related to occupancy costs of our stores, advertising expenses, payroll related to store associates and unallocated corporate overhead expenses such as payroll, consulting and professional fees. We may experience elevated frequency and severity in our workers’ compensation claims liabilities by workers who demonstrate that the injury or illness arose both out of and in the course of their employment. We expect selling, general and administrative expenses as a percentage of revenues to increase compared to previous periods primarily due to expected overall decrease in revenues.

•
Asset impairment. The disruption in the economy experienced at the end of first quarter of 2020 and expected to persist through the end of the current fiscal year was considered by the Company in recording asset impairments during the first quarter. We evaluate impairment of long-lived tangible and ROU store assets at the store level and consider multiple factors including financial performance of the stores, regional and local business climates, future plans for the store operations and other qualitative factors. Asset fair values used in impairment are determined using an income approach based on discounted cash flows, which requires estimates and assumptions related to forecasted store revenue growth rates and store profitability. A significant decrease in the estimated cash inflows from our stores in future periods could affect the recoverability of our store level assets as well as other intangible assets of the Company such as goodwill, trademarks and contract relationship. Lower cash flows compared to estimates would lead to a material increase in the asset impairment expense recorded by the Company.

During the three months ended March 28, 2020, the Company evaluated whether a triggering event related to goodwill impairment had occurred because of the broad impacts of the COVID-19 pandemic. The Company expects the COVID-19 pandemic will continue to negatively affect its results of operations for the duration of its 2020 fiscal year. The Company has concluded a triggering event did not occur during the three months ended March 28, 2020, and, as a result, no interim impairment testing was required. However, as previously noted, the COVID-19 pandemic has had a material adverse effect on the Company’s business, and future conditions are highly uncertain. Future unfavorable developments may cause the Company to recognize an impairment of its goodwill. The Company will continue to evaluate the effects of the COVID-19 pandemic on its business.

•
Interest expense. On March 17, 2020, as a precautionary measure to preserve financial flexibility during the COVID-19 pandemic, we borrowed the remaining $146.3 million in available funds under our revolving credit facility.  The total borrowings of $300.0 million represents the maximum borrowings permitted thereunder, at an interest rate of LIBOR plus a 1.50% per annum. On May 5, 2020, we entered into an amendment to our credit facility in order to suspend certain financial maintenance covenants contained therein for a specified period. In connection with the amendment, margins upon which interest is calculated on amounts outstanding under the facility were increased and the Company agreed to limit its ability to engage in certain transactions during the covenant suspension period, including the ability to declare or pay dividends, incur additional debt and make investments and dispositions. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources” section above for more information. Lastly, we are continuing to evaluate additional operational and financial measures that we may elect to take as we continue to respond to the impact of COVID-19 on our business, including obtaining additional debt and/or equity capital to provide further liquidity in the coming months. There can be no assurance whether or when any such measures will be adopted. All of the above noted measures are expected to materially impact the Company’s interest expense in 2020 and later.

•
Inflation. It is possible that changes in economic conditions and steps taken by the federal government and the Federal Reserve in response to COVID-19 could lead to higher inflation than we had anticipated, which could in turn lead to an increase in our loss costs and the need to strengthen claims and claim adjustment expense reserves. To date, changes in material prices and general inflation have not materially impacted our business.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, accelerates a company’s ability to recover AMT refundable credits that otherwise could have been claimed in 2020 and 2021, to 2018 and 2019, with an option to elect recovery of the full credit amount for 2018. The CARES Act also includes a technical correction wherein qualified improvement property placed in service in 2018 and after is eligible for 100% bonus depreciation. We are evaluating the applicability of the CARES Act to the Company, and the potential impacts on our business. There is no guarantee that we will meet the eligibility requirements to participate in such programs or, even if we are able to participate, that such programs will provide meaningful benefit to our business. Consequently, it is not possible to estimate at this time the availability, extent or impact of any such relief.
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our associates, customers, suppliers and partners. A more prolonged crisis will place greater strains on our liquidity. Such impact on our business, operating results, cash flows and/or financial condition may continue to be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
May 2020 Amendment to Credit Agreement
On May 5, 2020, certain of the Company’s subsidiaries entered into an agreement (the “Amendment”) with the lenders under their existing secured credit facility in order to amend certain provisions of the Amended and Restated Credit Agreement, dated as of July 18, 2019 (as amended by the Amendment, the “Credit Agreement”), by and among Nautilus Acquisition Holdings, Inc., National Vision, Inc., the other subsidiaries of the Company party thereto, as guarantors, each lender party thereto and Bank of America, N.A., in its capacity as administrative agent and as collateral agent. The principal purpose of the Amendment was to suspend certain financial maintenance covenants contained in the Credit Agreement until testing at the end of the Company’s second fiscal quarter. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-May 2020 Amendment to Credit Agreement ” for additional information. A copy of the Amendment is filed herewith as Exhibit 10.1 and incorporated herein by reference. The above description of the Amendment is qualified in its entirety by reference to such exhibit.

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
10.1
Amendment No. 1, dated as of May 5, 2020, to the Amended and Restated Credit Agreement, dated as of July 18, 2019 by and among Nautilus Acquisition Holdings, Inc., National Vision, Inc., certain subsidiaries of National Vision, Inc., as guarantors, Bank of America, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto.

10.2
Amendment 3 to the Management and Services Agreement between Walmart, Inc. and National Vision, Inc. effective as of January 23, 2020 -incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2020.

10.3	Form of Performance Stock Unit Agreement under the 2017 Omnibus Incentive Plan, as adopted February 2020.
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the Company’s Quarterly report on Form 10-Q for the quarter ended March 28, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Vision Holdings, Inc.

Dated: May 7, 2020	By:	/s/ L. Reade Fahs
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 7, 2020	By:	/s/ Patrick R. Moore
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)