Form 10-Q
period 2020-06-27
National Vision Holdings, Inc.
filed 2020-08-06
CIK 1710155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number 001-38257
_______________________________________________________________________
National Vision Holdings, Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________________________________

Delaware	46-4841717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2435 Commerce Ave
Building 2200	30096
Duluth, Georgia	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2020
Common stock, $0.01 par value	80,423,493

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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth in Part II, Item 1A - “Risk Factors” in this Form 10-Q and the Form 10-Q filed on May 7, 2020, Part I, Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 28, 2019 (the “2019 Annual Report on Form 10-K”) and Item 8.01 - “Supplemental Risk Factor” on Form 8-K filed on March 19, 2020, as filed with the Securities and Exchange Commission (the “SEC”), as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov, and also include the following:
•the scale, scope and duration of the novel coronavirus, or COVID-19, pandemic and its resurgence, and the impact of evolving federal, state, and local governmental actions in response thereto;
•customer behavior in response to the continuing pandemic and its resurgence, and evolving federal, state, and local governmental actions, including the impact of such behavior on in-store traffic and sales;
•our ability to keep our reopened stores open in a safe and cost-effective manner, or at all, in light of the continuing COVID-19 pandemic and its resurgence, and to open and operate new stores, and to successfully enter new markets in a timely and cost-effective manner;
•operational disruptions if a significant percentage of our workforce is unable to work or we experience labor shortages, including because of illness or travel or government restrictions in connection with the pandemic;
•the impact on our business of civil unrest, implementation of curfews and protests in certain locations, and related store closures or damage;
•our ability to recruit and retain vision care professionals for our stores in general and in light of the pandemic;
•our ability to develop and maintain relationships with managed vision care companies, vision insurance providers and other third-party payors;
•our ability to maintain the performance of our host and legacy brands and our current operating relationships with our host and legacy partners;
•our ability to adhere to extensive state, local and federal vision care and healthcare laws and regulations;
•our compliance with managed vision care laws and regulations;
•our ability to maintain sufficient levels of cash flow from our operations to execute or sustain our growth strategy;
•the loss of, or disruption in the operations of, one or more of our distribution centers and/or optical laboratories, resulting in the inability to fulfill customer orders and deliver our products in a timely manner;
•risks associated with vendors from whom our products are sourced, including our dependence on a limited number of suppliers;
•our ability to successfully compete in the highly competitive optical retail industry;
•any failure, inadequacy, interruption, security failure or breach of our information technology systems;
•our growth strategy straining our existing resources and causing the performance of our existing stores to suffer;
•the impact of wage rate increases, inflation, cost increases and increases in raw material prices and energy prices;
•our ability to successfully implement our marketing, advertising and promotional efforts;
•risks associated with leasing substantial amounts of space, including future increases in occupancy costs;
•the impact of certain technological advances, and the greater availability of, or increased consumer preferences for, vision correction alternatives to prescription eyeglasses or contact lenses, and future drug development for the correction of vision-related problems;
•our ability to retain our existing senior management team and attract qualified new personnel;

•overall decline in the health of the economy and consumer spending affecting consumer purchases;
•our ability to manage our inventory balances and inventory shrinkage;
•seasonal fluctuations in our operating results and inventory levels;
•our reliance on third-party coverage and reimbursement, including government programs, for an increasing portion of our revenues;
•risks associated with our e-commerce business;
•product liability, product recall or personal injury issues;
•our failure to comply with, or changes in, laws, regulations, enforcement activities and other requirements;
•the impact of any adverse litigation judgments or settlements resulting from legal proceedings relating to our business operations;
•risks of losses arising from our investments in technological innovators in the optical retail industry;
•our ability to adequately protect our intellectual property;
•our significant amount of indebtedness and our ability to generate sufficient cash flow to satisfy our significant debt service obligations;
•an increase in interest rates as well as changes in benchmark rates and uncertainty related to the foregoing;
•restrictions in our credit agreement that limits our flexibility in operating our business; and
•risks related to owning our common stock, including our ability to comply with requirements to design and implement and maintain effective internal controls.
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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of June 27, 2020 and December 28, 2019
In Thousands, Except Par Value
(Unaudited)

ASSETS	As of June 27, 2020	As of December 28, 2019
Current assets:
Cash and cash equivalents	$256,292	$39,342
Accounts receivable, net	58,451	44,475
Inventories	117,859	127,556
Prepaid expenses and other current assets	20,520	23,266
Total current assets	453,122	234,639

Property and equipment, net	339,905	366,767
Other assets:
Goodwill	777,613	777,613
Trademarks and trade names	240,547	240,547
Other intangible assets, net	53,236	56,940
Right of use assets	341,743	348,090
Other assets	12,871	8,129
Total non-current assets	1,765,915	1,798,086
Total assets	$2,219,037	$2,032,725
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,432	$40,782
Other payables and accrued expenses	106,865	82,829
Unearned revenue	42,365	28,002
Deferred revenue	51,624	55,870
Current maturities of long-term debt and finance lease obligations	3,293	13,759
Current operating lease obligations	55,363	51,937
Total current liabilities	311,942	273,179

Long-term debt and finance lease obligations, less current portion and debt discount	644,941	555,933
Non-current operating lease obligations	328,453	331,769
Other non-current liabilities:
Deferred revenue	19,438	21,530
Other liabilities	25,928	13,731
Deferred income taxes, net	67,396	60,146
Total other non-current liabilities	112,762	95,407
Commitments and contingencies (See Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 81,342 and 80,603 shares issued as of June 27, 2020 and December 28, 2019, respectively; 80,415 and 79,678 shares outstanding as of June 27, 2020 and December 28, 2019, respectively	812	805
Additional paid-in capital	782,851	700,121
Accumulated other comprehensive loss	(7,355)	(3,814)
Retained earnings	72,512	107,132
Treasury stock, at cost; 927 and 925 shares as of June 27, 2020 and December 28, 2019, respectively	(27,881)	(27,807)
Total stockholders’ equity	820,939	776,437
Total liabilities and stockholders’ equity	$2,219,037	$2,032,725
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three and Six Months Ended June 27, 2020 and June 29, 2019
In Thousands, Except Earnings Per Share
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenue:
Net product sales	$209,707	$357,533	$602,548	$740,693
Net sales of services and plans	50,300	71,918	127,163	149,973
Total net revenue	260,007	429,451	729,711	890,666
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	97,635	145,654	254,005	299,658
Services and plans	43,145	56,852	105,329	114,817
Total costs applicable to revenue	140,780	202,506	359,334	414,475
Operating expenses:
Selling, general and administrative expenses	136,582	182,278	330,323	376,154
Depreciation and amortization	21,924	20,819	46,734	41,234
Asset impairment	2,411	1,790	13,766	3,872
Litigation settlement	—	—	4,395	—
Other expense (income), net	(92)	356	(158)	829
Total operating expenses	160,825	205,243	395,060	422,089
Income (loss) from operations	(41,598)	21,702	(24,683)	54,102
Interest expense, net	15,502	8,968	22,957	18,029
Debt issuance costs	136	—	136	—
Earnings (loss) before income taxes	(57,236)	12,734	(47,776)	36,073
Income tax provision (benefit)	(13,403)	2,477	(13,685)	8,387
Net income (loss)	$(43,833)	$10,257	$(34,091)	$27,686

Earnings (loss) per share:
Basic	$(0.55)	$0.13	$(0.42)	$0.35
Diluted	$(0.55)	$0.13	$(0.42)	$0.34
Weighted average shares outstanding:
Basic	80,325	78,318	80,226	78,262
Diluted	80,325	81,424	80,226	81,437

Comprehensive income (loss):
Net income (loss)	$(43,833)	$10,257	$(34,091)	$27,686
Unrealized gain (loss) on hedge instruments	4,111	(2,246)	(4,747)	(3,519)
Tax provision (benefit) of unrealized gain (loss) on hedge instruments	1,050	(576)	(1,206)	(902)
Comprehensive income (loss)	$(40,772)	$8,587	$(37,632)	$25,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
For the Three and Six Months Ended June 27, 2020 and June 29, 2019
In Thousands
(Unaudited)

	Three and Six Months Ended June 27, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balances at December 28, 2019	79,678	$805	$700,121	$(3,814)	$107,132	$(27,807)	$776,437
Cumulative effect of change in accounting principle	—	—	—	—	(529)	—	(529)
Balances at December 28, 2019 - as adjusted	79,678	805	700,121	(3,814)	106,603	(27,807)	775,908
Issuance of common stock	602	6	5,114	—	—	—	5,120
Stock based compensation	—	—	2,066	—	—	—	2,066
Purchase of treasury stock	(2)	—	—	—	—	(74)	(74)
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	(6,602)	—	—	(6,602)
Net income	—	—	—	—	9,742	—	9,742
Balances at March 28, 2020	80,278	$811	$707,301	$(10,416)	$116,345	$(27,881)	$786,160
Issuance of common stock	137	1	877	—	—	—	878
Stock based compensation	—	—	3,324	—	—	—	3,324
Conversion option related to convertible senior notes, net of allocated costs and tax	—	—	71,349	—	—	—	71,349
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	3,061	—	—	3,061
Net income (loss)	—	—	—	—	(43,833)	—	(43,833)
Balances at June 27, 2020	80,415	$812	$782,851	$(7,355)	$72,512	$(27,881)	$820,939

	Three and Six Months Ended June 29, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balances at December 29, 2018	78,167	$782	$672,503	$(2,810)	$74,840	$(2,161)	$743,154
Cumulative effect of change in accounting principle	—	—	—	—	(506)	—	(506)
Balances at December 30, 2018 - as adjusted	78,167	782	672,503	(2,810)	74,334	(2,161)	742,648
Issuance of common stock	51	1	512	—	—	—	513
Stock based compensation	—	—	2,937	—	—	—	2,937
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	(947)	—	—	(947)
Net income	—	—	—	—	17,429	—	17,429
Balances at March 30, 2019	78,218	$783	$675,952	$(3,757)	$91,763	$(2,161)	$762,580
Issuance of common stock	266	3	1,550	—	—	—	1,553
Stock based compensation	—	—	1,714	—	—	—	1,714
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	(1,670)	—	—	(1,670)
Net income	—	—	—	—	10,257	—	10,257
Balances at June 29, 2019	78,484	$786	$679,216	$(5,427)	$102,020	$(2,161)	$774,434
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 27, 2020 and June 29, 2019
In Thousands
(Unaudited)

	Six Months Ended
	June 27, 2020	June 29, 2019
Cash flows from operating activities:
Net income (loss)	$(34,091)	$27,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,734	41,234
Amortization of debt discount and deferred financing costs	2,717	892
Asset impairment	13,766	3,872
Deferred income tax expense (benefit)	(13,686)	8,239
Stock based compensation expense	5,445	4,717
Losses (gains) on change in fair value of derivatives	4,871	—
Inventory adjustments	2,883	2,043
Credit loss expense	432	3,865
Other	1,373	1,592
Changes in operating assets and liabilities:
Accounts receivable	(14,408)	(10,567)
Inventories	6,814	8,319
Other assets	3,444	11,391
Accounts payable	11,630	3,458
Deferred revenue	(6,338)	5,804
Other liabilities	39,834	6,734
Net cash provided by operating activities	71,420	119,279
Cash flows from investing activities:
Purchase of property and equipment	(25,796)	(52,103)
Other	265	315
Net cash used for investing activities	(25,531)	(51,788)
Cash flows from financing activities:
Borrowings on long-term debt, net of discounts	548,769	—
Repayments on long-term debt	(369,269)	(2,500)
Proceeds from exercise of stock options	5,998	2,066
Purchase of treasury stock	(74)	—
Payments of debt issuance costs	(12,400)	—
Payments on finance lease obligations	(1,587)	(1,190)
Net cash provided by (used for) financing activities	171,437	(1,624)
Net change in cash, cash equivalents and restricted cash	217,326	65,867
Cash, cash equivalents and restricted cash, beginning of year	40,307	17,998
Cash, cash equivalents and restricted cash, end of period	$257,633	$83,865

Supplemental cash flow disclosure information:
Cash paid for interest	$13,810	$17,438
Capital expenditures accrued at the end of the period	$11,265	$22,033
Right of use assets acquired under finance leases	$1,257	$9,763
Right of use assets acquired under operating leases	$35,870	$58,528
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Description of Business and Basis of Presentation

Nature of Operations
National Vision Holdings, Inc. (“NVHI,” the “Company,” “we,” “our,” or “us”) is a holding company whose operating subsidiaries include its indirect wholly owned subsidiary, National Vision, Inc. (“NVI”) and NVI’s direct wholly owned subsidiaries. We are a leading value retailer of eyeglasses and contact lenses in the United States and its territories. We operated 1,185 and 1,151 retail optical locations as of June 27, 2020 and December 28, 2019, respectively, through our five store brands, including America’s Best Contacts and Eyeglasses (“America’s Best”), Eyeglass World, Vista Optical locations on U.S. Army/Air Force military bases (“Military”) and within Fred Meyer stores, and our management & services arrangement with Walmart (“Legacy”).
Basis of Presentation
We prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and, therefore, do not include all information and disclosures required by U.S. GAAP for complete consolidated financial statements. The condensed consolidated balance sheet as of December 28, 2019 has been derived from the audited consolidated balance sheet for the fiscal year then ended. These condensed consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of June 27, 2020, the consolidated results of operations and comprehensive income, the statements of changes in stockholders’ equity for the three and six months ended June 27, 2020 and June 29, 2019, and its statements of cash flows for the six months ended June 27, 2020 and June 29, 2019.
Certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted; however, we believe that the disclosures included herein are sufficient for a fair presentation of the information presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the fiscal year ended December 28, 2019 included in the 2019 Annual Report on Form 10-K. The Company’s significant accounting policies are set forth in Note 1 within those consolidated financial statements. We use the same accounting policies in preparing interim condensed consolidated financial information and annual consolidated financial statements. There were no changes to our significant accounting policies during the six months ended June 27, 2020, except for the adoption of Accounting Standards Update (“ASU”) No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract and ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. See “Adoption of New Accounting Pronouncements” below for further discussion.
The condensed consolidated financial statements include our accounts and those of our subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.
Refer to Note 4. “Long-term Debt” for information on convertible debt issued in the second quarter of 2020.
Refer to Note 3. “Fair Value Measurements of Financial Assets and Liabilities” for information on changes in our assessment of hedge effectiveness in the second quarter of 2020 and for information on our accounting for hedge ineffectiveness.
Fiscal Year
Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31. Fiscal year 2020 contains 53 weeks and will end on January 02, 2021. All three and six month periods presented herein contain 13 and 26 weeks, respectively. All references to years and quarters relate to fiscal periods rather than calendar periods.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Description of Business and Basis of Presentation (continued)
Seasonality
The consolidated results of operations for the three and six months ended June 27, 2020 and June 29, 2019, are not necessarily indicative of the results to be expected for the full fiscal year due to seasonality and uncertainty of general economic conditions that may impact our key end markets. Historically, our business has realized a higher portion of net revenue, income from operations, and cash flows from operations in the first half of the year, and a lower portion of net revenue, income from operations, and cash flows from operations in the fourth fiscal quarter. The first half seasonality is attributable primarily to the timing of our customers’ personal income tax refunds and annual health insurance program start/reset periods. Seasonality related to fourth quarter holiday spending by retail customers generally does not impact our business. Our quarterly consolidated results generally may also be affected by the timing of new store openings, store closings, and certain holidays. Due to the temporary closure of our stores for a portion of the first half of 2020, the COVID-19 pandemic has caused changes in fiscal year 2020 seasonality and may cause changes beyond 2020 to the seasonality we have historically experienced.
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
Asset Impairment
We evaluate impairment of long-lived tangible and right of use (“ROU”) store assets at the store level, which is the lowest level at which independent cash flows can be identified, when events or conditions indicate the carrying value of such assets may not be recoverable. In making this evaluation, we may consider multiple factors including financial performance of the stores, regional and local business climates, future plans for the store operations and other qualitative factors. If the store’s projected undiscounted net cash flows expected to be generated by the related assets over the life of the primary asset within the asset group (generally leasehold improvements) are less than the carrying value of the subject assets, we determine an estimate of the fair value of the asset group using an income approach based on discounted cash flows, which require estimates and assumptions related to forecasted store revenue growth rates and store profitability. The cash flows used in estimating fair value were discounted using a market rate of approximately 8%. If the fair value of the asset group is less than its carrying value, the loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long lived asset of the group shall not reduce the carrying amount of that asset below its fair value. We consider market-based indications of prevailing rental rates for retail space when estimating the fair values of ROU assets. A significant decrease in the estimated cash flows would lead to a lower fair value measurement, as would a significant increase in the discount rate. These non-recurring fair value measurements are classified as Level 3 measurements in the fair value hierarchy.
We identified indicators of impairment of certain stores and other assets and recorded $2.4 million and $13.8 million of related asset impairment charges during the three and six months ended June 27, 2020, respectively, in Corporate/Other. These impairment charges were primarily driven by lower than projected customer sales volume in certain stores; we also considered the effect of store closures and uncertainty in store revenues over the remaining useful life of the asset group as a result of the COVID-19 pandemic. The estimated remaining fair value of the impaired assets was $19.5 million as of June 27, 2020; this value includes fair value estimates related to impairments recorded in the first quarter of 2020. Substantially all of the remaining fair value of the impaired store assets in fiscal year 2020 represent the fair value of ROU assets. The asset impairment expense for the three and six months ended June 27, 2020 also includes $1.1 million related to a write-off of certain software assets that were deemed to be obsolete due to a decision to cease further development.
Income Taxes
Our income tax rate for the three months ended June 27, 2020 reflected our statutory federal and state rate of 25.5%, offset by a discrete benefit of $0.3 million associated primarily with stock option exercises. Our income tax benefit for the six months ended June 27, 2020 reflected income tax expense at our statutory federal and state rate of 25.5%, offset by a discrete benefit of $3.0 million associated primarily with stock option exercises. In comparison, the income tax rate associated with the three and six months ended June 29, 2019 reflected income tax expense at our statutory federal and state rate of 25.6% and was reduced by a $1.1 million and a $1.4 million income tax benefit resulting from stock option exercises, respectively.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Description of Business and Basis of Presentation (continued)
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, accelerates a company’s ability to recover Alternative Minimum Tax (“AMT”) refundable credits that otherwise could have been claimed in 2020 and 2021, to 2018 and 2019, with an option to elect recovery of the full credit amount for 2018. The Company has elected to apply the AMT refundable credit provision of the CARES Act and has reclassified $1.3 million of AMT credits from Deferred income taxes, net as of December 28, 2019 to Other assets as of June 27, 2020. The CARES Act also includes a technical correction wherein qualified improvement property placed in service in 2018 and after is eligible for 100% bonus depreciation. This provision of the CARES Act resulted in an increase in our NOL carry-forwards with an offsetting increase in our gross deferred tax liability relating to property and equipment of approximately $25.0 million as of June 27, 2020. In addition, the Company recorded a credit of $10.8 million as a reduction of costs applicable to revenue and SG&A as a result of the employee retention credits made available under the CARES Act for US employees during the three and six months ended June 27, 2020, recognizing $0.4 million as a reduction to costs of products, $6.2 million as a reduction to costs of services and plans, and $4.2 million as a reduction to SG&A. The Company recognizes government grants for which there is a reasonable assurance of compliance with grant conditions and receipt of credits. We believe there is a reasonable assurance that the Company will comply with the relevant conditions of the employee retention credit provision of the CARES Act, and that we will receive the credits for which we have applied. We will continue to assess our treatment of the CARES Act to the extent additional guidance and regulations are issued, the further applicability of the CARES Act to the Company, and the potential impacts on our business.
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
Future Adoption of Accounting Pronouncements
Reference Rate Reform. In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that may be affected by the cessation of the London Inter-bank Offered Rate (“LIBOR.”) ASU 2020-04 is effective from March 2020 through December 2022. A substantial portion of our debt is subject to interest payments that are indexed to LIBOR; additionally, we are party to multiple interest rate derivatives based on LIBOR. We are currently evaluating the effect of this guidance.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
2. Details of Certain Balance Sheet Accounts

In thousands	As of June 27, 2020	As of December 28, 2019
Accounts receivable, net:
Trade receivables	$24,207	$28,635
Credit card receivables	19,080	14,173
Other receivables (1)	15,817	4,707
Allowance for credit losses	(653)	(3,040)
	$58,451	$44,475
(1) Includes CARES Act receivable in the amount of $10.8 million as of June 27, 2020.

In thousands	As of June 27, 2020	As of December 28, 2019
Inventories:
Raw materials and work in process (1)	$61,747	$65,179
Finished goods	56,112	62,377
	$117,859	$127,556
(1)Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not separately present raw materials and work in process.

In thousands	As of June 27, 2020	As of December 28, 2019
Property and equipment, net:
Land and building	$3,624	$3,632
Equipment	193,875	188,593
Information technology hardware and software	117,777	115,283
Furniture and fixtures	54,963	55,146
Leasehold improvements	215,701	213,124
Construction in progress	19,792	26,517
Right of use assets under finance leases	37,162	36,437
	642,894	638,732
Less: Accumulated depreciation	302,989	271,965
	$339,905	$366,767

In thousands	As of June 27, 2020	As of December 28, 2019
Other payables and accrued expenses:
Employee compensation and benefits	$31,157	$28,347
Advertising	535	2,919
Self-insurance liabilities	9,266	8,403
Reserves for customer returns and remakes	7,457	7,158
Capital expenditures	11,265	6,782
Legacy management & services agreement	4,576	4,461
Fair value of derivative liabilities	7,228	6,382
Supplies and other store support expenses	6,894	2,926
Litigation settlements	8,228	3,840
Other	20,259	11,611
	$106,865	$82,829

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
2. Details of Certain Balance Sheet Accounts (continued)

In thousands	As of June 27, 2020	As of December 28, 2019
Other non-current liabilities:
Fair value of derivative liabilities	$10,374	$1,603
Self-insurance liabilities	8,048	7,283
Other (1)	7,506	4,845
	$25,928	$13,731
(1) Includes CARES Act deferred employer payroll taxes in the amount of $4.9 million as of June 27, 2020.

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
The Company is required to measure certain assets and liabilities at fair value or disclose the fair values of certain assets and liabilities recorded at cost. Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated assuming the transaction occurs in the principal or most advantageous market for the asset or liability and includes consideration of non-performance risk and credit risk of both parties. A three-tier fair value hierarchy prioritizes the inputs used in measuring fair value. These tiers include:
•Level 1 - Valuation inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.
•Level 2 - Valuation inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in inactive markets, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the instruments.
•Level 3 - Valuation inputs are unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are determined using model-based techniques that include discounted cash flow models and similar techniques.
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
Tangible Long-lived and Right of Use (“ROU”) Store Assets
The non-recurring fair value measurements associated with these tangible long-lived and ROU store assets are classified as Level 3 measurements in the fair value hierarchy. Refer to Note 1. “Description of Business and Basis of Presentation”.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
3. Fair Value Measurement of Financial Assets and Liabilities (continued)
Long-term Debt - Term Loan and Revolving Credit Facility
Since the borrowings under our term loan and revolving credit facility utilize variable interest rate setting mechanisms such as LIBOR, the fair values of these borrowings are deemed to approximate the carrying values. We also considered the effect of our own credit risk on the fair values of our term loan and revolving credit facility. Refer to Note 4. “Long-term Debt”.
Long-term Debt - 2025 Notes
The Company has $402.5 million in aggregate principal amount of 2.50% convertible senior notes due on May 15, 2025 (the “2025 Notes”) issued and outstanding as of June 27, 2020. The estimated fair value of the 2025 Notes was approximately $464.4 million as of June 27, 2020. The estimated fair value of the 2025 Notes is based on the prices the 2025 Notes have traded in the market as of June 27, 2020, as well as overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates, and represents a Level 2 measurement. Refer to Note 4. “Long-term Debt” for more information on the 2025 Notes.
Finance Lease Obligations
The fair value of finance lease obligations is based on estimated future contractual cash flows discounted at an appropriate market rate of interest (Level 2 inputs). The estimated fair values of our finance leases were $36.9 million and $38.2 million as of June 27, 2020 and December 28, 2019, respectively, compared to carrying values of $32.6 million and $33.3 million, respectively.
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
During the second quarter of 2020, as a result of the partial repayment of the Company’s LIBOR based debt balances, certain forecasted hedged transactions were deemed not probable of occurring. The Company subsequently discontinued hedge accounting on $78.0 million of interest rate swap notional and $58.0 million of interest rate collar notional, reclassifying net unrealized losses of approximately $2.5 million from AOCL to interest expense, net during the three and six months ended June 27, 2020. Additionally, due to changes in the interest rates applicable to the Company’s term loan and revolver, the interest rate collar ceased to be a highly effective hedge. Losses on the change in fair value of the interest rate collar of approximately $2.6 million were recorded in interest expense, net during the quarter ended June 27, 2020. Interest expense, net related to derivatives considered to be highly effective hedges for the three and six months ended June 27, 2020 was $2.0 million and $3.9 million, respectively.
Changes in the cash flows of interest rate swap derivatives are expected to be highly effective in offsetting the changes in interest payments on a principal balance equal to the designated derivative’s notional amount, attributable to the hedged risk. Derivatives qualifying as hedges are included in the same section of the Condensed Consolidated Statements of Cash Flows as the underlying assets and liabilities being hedged. Cash flows during the six months ended June 27, 2020 related to derivatives not qualifying as hedges were included in the operating section of the Condensed Consolidated Statements of Cash Flows and were not material. As of June 27, 2020, the Company expects to reclassify $4.6 million of unrealized losses on derivative instruments, net of tax, from AOCL into earnings in the next 12 months as the derivative instruments mature. See Note 13. “Accumulated Other Comprehensive Loss” for further details.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
3. Fair Value Measurement of Financial Assets and Liabilities (continued)
Our positions related to interest rate derivative contracts are as follows:

In thousands	Balance Sheet Classification	As of June 27, 2020	As of December 28, 2019
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps	Other Payables and Accrued Expenses	$5,497	$6,382
Interest rate swaps	Other Liabilities	—	1,603
Total derivative liabilities designated as hedging instruments		$5,497	$7,985

Derivatives not designated as hedging instruments under ASC 815
Interest rate swap	Other Payables and Accrued Expenses	$892	$—
Interest rate collar	Other Payables and Accrued Expenses	839	—
Interest rate collar	Other Liabilities	10,374	—
Total derivative liabilities not designated as hedging instruments		$12,106	$—

4. Long-term Debt

Long-term debt consists of the following:

In thousands	As of June 27, 2020	As of December 28, 2019
2025 Notes, due May 15, 2025	$402,500	$—
Term loan, due July 18, 2024	317,375	392,375
Revolving credit facility, due July 18, 2024	—	148,000
Long-term debt before debt discount	719,875	540,375
Unamortized discount and issuance costs - 2025 Notes	(101,780)	—
Unamortized discount and issuance costs - term loan	(2,454)	(3,979)
Long-term debt less debt discount	615,641	536,396
Less current maturities	—	(10,500)
Long-term debt - non-current portion	615,641	525,896
Finance lease obligations	32,593	33,296
Less current maturities	(3,293)	(3,259)
Long-term debt and finance lease obligations, less current portion and debt discount	$644,941	$555,933

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
4. Long-term Debt (continued)
2025 Notes
In May 2020, we completed the issuance of the 2025 Notes, pursuant to an indenture (the “Indenture”), dated as of May 12, 2020, between the Company and U.S. Bank National Association, as trustee (the “Trustee”). The 2025 Notes were sold only to persons reasonably believed to be qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2025 Notes will pay interest semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2020, at an annual rate of 2.50% and will be convertible into cash, shares of common stock or a combination of cash and shares of common stock, at our election, based on the applicable conversion rate at such time.
We received proceeds from the offering of $390.9 million, net of $11.6 million in underwriter fees and other issuance costs. We used $294.3 million of the net proceeds from the offering to repay all outstanding amounts of the revolving credit facility and $75.0 million to partially repay the term loan. We intend to use the remainder of the net proceeds for general corporate purposes.
Prior to February 15, 2025, the 2025 Notes will be convertible at the option of the holder only under the following circumstances:
(i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the Last Reported Sale Price (as defined in the Indenture) per share of the Company’s common stock exceeds 130% of the Conversion Price (as defined in the Indenture) for each of at least 20 Trading Days (as defined in the Indenture), whether or not consecutive, during the 30 consecutive Trading Days ending on, and including, the last Trading Day of the immediately preceding calendar quarter;
(ii) during the five consecutive business days immediately after any ten consecutive Trading Day period (such ten consecutive trading day period, the “measurement period”) in which the Trading Price (as defined in the Indenture) per $1,000 principal amount of the 2025 Notes for each Trading Day of the measurement period was less than 98% of the product of the Last Reported Sale Price per share of the Company’s common stock on such Trading Day and the conversion rate (as described below) on such Trading Day;
(iii) upon the occurrence of certain corporate events or distributions on the Company’s common stock, as described in the Indenture; or (iv) if the Company calls such Notes for redemption.
On or after February 15, 2025 until 5:00 p.m., New York City time, on the second Scheduled Trading Day (as defined in the Indenture) immediately before the maturity date, the 2025 Notes will be convertible at the option of the holder at any time.
The 2025 Notes will initially be convertible at a conversion rate of 32.0783 shares of common stock per 1000 principal amount of 2025 Notes, which is equivalent to an initial conversion price of approximately $31.17 per share of common stock. The conversion rate is subject to adjustment upon certain events. The Company can choose to settle upon conversion in cash, shares or a combination. Based on the initial conversion rate, the 2025 Notes are convertible into 12.9 million shares of our common stock and we reserved for the possible issuance of 16.5 million shares, which is the maximum amount that could be issued upon conversion. See Note 11. “Earnings Per Share” for the treatment of earnings per share in relation to the 2025 Notes.
In accordance with accounting guidance on embedded conversion features indexed to equity, the Company valued and bifurcated the conversion option associated with the 2025 Notes from the respective host debt instrument, which is referred to as debt discount, and initially recorded the post-tax conversion option of $73.5 million ($95.2 million pre-tax) for the 2025 Notes in stockholders’ equity. The resulting debt discount on the 2025 Notes is amortized to interest expense using the effective interest rate method over the contractual term of the 2025 Notes. The Company allocated post-tax debt issuance costs of $2.2 million ($2.7 million pre-tax) to the equity component and the remaining debt issuance costs of $8.9 million are amortized to interest expense under the effective interest rate method at 9.09% over the contractual term of the 2025 Notes. We recognized $2.3 million in interest expense for the interest coupon and amortization of debt discount and issuance costs during the three and six months ended June 27, 2020. As of June 27, 2020 the remaining period for the unamortized debt discount balance was approximately five years.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
4. Long-term Debt (continued)
May 2020 Amendment to Credit Agreement
On March 17, 2020, as a precautionary measure to preserve financial flexibility during the COVID-19 pandemic, we borrowed the remaining $146.3 million in available funds under our revolving credit facility. On May 5, 2020, certain of the Company’s subsidiaries entered into an agreement (the “Credit Agreement Amendment”) with the lenders under their existing secured credit facility in order to amend certain provisions of the Amended and Restated Credit Agreement, dated as of July 18, 2019 (as amended by the Credit Agreement Amendment, the “Credit Agreement”), by and among Nautilus Acquisition Holdings, Inc. (“Holdings”), National Vision, Inc. (“NVI”), the other subsidiaries of the Company party thereto, as guarantors, each lender party thereto and Bank of America, N.A., in its capacity as administrative agent and as collateral agent. Capitalized terms used but not defined herein shall have the meanings assigned to such terms in the Credit Agreement and Amendment, as applicable.
This Credit Agreement Amendment is intended to prevent the effects of the COVID-19 pandemic, including the temporary closure of our stores, from creating uncertainty relative to our ability to comply with certain financial covenants and allow the Company to focus on prudent management of the business over the quarters ahead. As set forth in greater detail below, the Amendment suspends certain financial maintenance covenants contained in the Credit Agreement until testing at the end of the second fiscal quarter of 2021. Based on our current plans and management operational assumptions, we anticipate we will be in compliance with these amended covenants.
Pursuant to the Credit Agreement Amendment, the financial covenants relating to maintenance of a maximum Consolidated Total Debt to Consolidated EBITDA Ratio and a minimum Consolidated Interest Coverage Ratio are suspended until testing at the end of the second fiscal quarter of 2021. From and after such time, such covenants will be reinstated on a modified basis so that, subject to certain exceptions and limitations as described in the Amendment, (i) with respect to the second and third fiscal quarters of 2021, the Consolidated Total Debt to Consolidated EBITDA Ratio shall not exceed 4.50 to 1.00 and, with respect to the fourth fiscal quarter of fiscal 2021 and thereafter, the Consolidated Total Debt to Consolidated EBITDA Ratio shall not exceed 4.00 to 1.00, in each case with NVI being able to elect to annualize certain quarterly periods so that quarterly performance from fiscal 2020 is excluded and (ii) with respect to the second fiscal quarter of 2021 and thereafter, the Consolidated Interest Coverage Ratio shall not be less than 3.00 to 1.00. In lieu of such financial covenants, pursuant to the Credit Agreement Amendment NVI has agreed during the suspension period, (i) not to have Consolidated EBITDA for any six fiscal quarter period be less than $0, with the second fiscal quarter of 2020 permitted to be excluded in certain circumstances, and (ii) to have a minimum level of liquidity (defined as cash and cash equivalents plus the unused portion of the revolving credit facility) equal to the lesser of (x) $100,000,000 and (y) $40,000,000 plus the amount of any net proceeds from capital markets financings during such period in excess of $75,000,000.
In addition, the Credit Agreement was amended pursuant to the Amendment to, among other things, (i) limit the flexibility of NVI and Holdings with respect to certain transactions during the covenant suspension period, including the ability to declare or pay dividends, incur debt and make investments and dispositions, (ii) require prepayments of the term loans under certain circumstances during the covenant suspension period from the net proceeds from debt or equity capital markets transactions by the Company (with the amount of the term loans to be paid down equal to $75 million from the first $400 million of capital raised and 50% of any proceeds above such amount) and (iii) restrict NVI’s ability to borrow under the revolving credit facility if unrestricted cash and cash equivalents exceeds $50 million (and, in the event of any such excess, to require a mandatory prepayment of such amount). Also pursuant to the Amendment, the margins upon which interest is calculated for the term loans were amended to a range of 1.75% to 2.75% (for LIBOR Loans) and 0.75% to 1.75% (for ABR Loans), in each case based on NVI’s Consolidated First Lien Secured Debt to Consolidated EBITDA Ratio at such time, with such margins subject to an increase of 50 basis points in the event that either (i) the Company has not raised at least $135 million in additional proceeds from certain capital markets transactions within 30 days of the date of the Amendment or (ii) Consolidated EBITDA for the most recently ended four quarters is less than $0.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
4. Long-term Debt (continued)
On May 12, 2020, we fully repaid the outstanding amount on our revolving credit facility of $294.3 million and partially repaid $75 million on the term loan. As a result of the repayments made in 2020 and the $25.0 million principal prepayment in 2019, the Company has no additional mandatory principal payments on the term loan until maturity on July 18, 2024. As a result of the repayment of the outstanding balance on our revolving credit facility, the Company reclassified a proportionate share of unamortized debt issuance costs of approximately $1.8 million to Other assets as of June 27, 2020.
We were in compliance with all covenants related to our long-term debt as of June 27, 2020.
Scheduled annual maturities of debt are as follows:

Fiscal Period	In thousands
2020 - remaining fiscal year	$—
2021	—
2022	—
2023	—
2024	317,375
Thereafter	402,500
$719,875

5. Stock Incentive Plans

During the six months ended June 27, 2020, the Company granted 158,206 stock options, 124,863 performance-based restricted stock units (“PSUs”) and 155,550 time-based restricted stock units (“RSUs”) to eligible employees under the National Vision Holdings, Inc. 2017 Omnibus Incentive Plan (the “2017 Omnibus Incentive Plan”). The time-based options granted in fiscal 2020 vest in three equal annual installments, with one-third of the total options vesting on each of the first, second, and third anniversaries of the grant date, subject to continued employment through the applicable vesting date. The PSUs granted in fiscal 2020 are settled after the end of the performance period (i.e., cliff vesting), which begins on the first day of our 2020 fiscal year and ends on the last day of our 2022 fiscal year, and are based on the Company’s achievement of certain performance targets. The RSUs granted in fiscal 2020 vest primarily in three equal installments.
During the six months ended June 27, 2020, the Company granted 14,528 restricted stock awards (“RSAs”) to eligible members of the Company’s Board of Directors under the 2017 Omnibus Incentive Plan. The awards vest one year from the grant date.

6. Equity in Net Assets of Non-Consolidated Investee

The Company has an investment in a private start-up company whose principal business is licensing software to eyeglass retailers. Under the equity method of accounting, we are required to record our interest in the investee’s reported net income or loss for each reporting period, which is presented in other expense (income), net in the Company’s condensed consolidated statements of operations. After adjusting the carrying value of our interest in the investee’s reported net losses, there is no remaining equity investment balance associated with this investee as of June 27, 2020.
On August 29, 2017, the investee issued a secured convertible promissory note to the Company, in the principal amount of $1.5 million, due on August 29, 2020. Upon adoption of ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments in the first quarter of 2020, the Company increased the allowance for credit losses related to the convertible promissory note to $1.5 million. After adjusting for the estimated credit losses, there was no remaining carrying value of the convertible promissory note as of March 28, 2020. Interest income associated with the note was immaterial for the three and six months ended June 27, 2020 and June 29, 2019. In April 2020, the Company converted the promissory note to an equity investment. The equity investment has a carrying value of zero as of June 27, 2020.

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
The following disaggregation of revenues is based on the timing of revenue recognition:

	Three Months Ended		Six Months Ended
In thousands	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenues recognized at a point in time	$229,536	$393,020	$663,715	$817,233
Revenues recognized over time	30,471	36,431	65,996	73,433
Total net revenue	$260,007	$429,451	$729,711	$890,666
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
Accounts Receivable
Accounts receivable associated with revenues consist primarily of trade receivables and credit card receivables. Trade receivables consist primarily of receivables from managed care payors and receivables from major retailers. While we have relationships with almost all vision care insurers in the United States and with all of the major carriers, currently, a relatively small number of payors comprise the majority of our managed care revenues, subjecting us to concentration risk. Accounts receivable are reduced by allowances for credit losses. Estimates of our allowance for credit losses are based on our historical and current operating, billing, and collection trends, as well as current conditions and reasonable and supportable forecasts about the future. Accounts receivable are written off after all collection attempts have been exhausted. Credit loss expense recognized on our receivables, which is presented in SG&A expenses in the Company’s condensed consolidated statements of operations, were immaterial for the three months ended June 27, 2020 and $0.4 million for the six months ended June 27, 2020 as compared to $1.8 million and $3.9 million for the three and six months ended June 29, 2019, respectively.
The following table summarizes the activity of allowance for expected credit losses for the six months ended June 27, 2020.

In thousands	Six Months Ended June 27, 2020
Beginning balance as of December 28, 2019	(3,040)
Current-period provision for expected credit losses	(432)
Write-offs charged against the allowance	612
Other adjustments (1)	2,207
Ending balance as of June 27, 2020	(653)
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
Our contract liabilities also consist of deferred revenue on services and plans obligations, primarily product protection plans and eyecare club memberships. The unamortized portion of amounts we collect in advance for these services and plans is reported as deferred revenue in the accompanying condensed consolidated balance sheets (current and non-current portions). Our deferred revenue balance as of June 27, 2020 was $71.1 million. We expect future revenue recognition of this balance of $33.7 million, $26.9 million, $9.2 million, $1.2 million, and $0.1 million in fiscal years 2020, 2021, 2022, 2023, and 2024, respectively. We recognized $24.2 million and $52.2 million of previously deferred revenues during the three and six months ended June 27, 2020, respectively, and $27.5 million and $55.3 million during the three and six months ended June 29, 2019, respectively.

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
Our lease arrangements frequently include Tenant Improvement Allowances (“TIAs”), which are contractual amounts received from a lessor for improvements made to leased properties by the Company. For operating leases, TIAs are treated as a reduction of the lease payments used to measure the ROU assets in the accompanying consolidated balance sheets, and are amortized as a reduction in rental expense over the life of the respective leases.
We rent or sublease certain parts of our stores to third parties. Our sublease portfolio consists mainly of operating leases with our ophthalmologists and optometrists within our stores.
In response to the COVID-19 pandemic, we began seeking relief from our landlords while our stores were temporarily closed to the public. On April 10, 2020, the Financial Accounting Standards Board staff issued a question-and-answer document providing guidance for lease concessions provided to lessees in response to the effects of COVID-19. Such guidance allows lessees to make an election to account for lease concessions as though the enforceable rights and obligations existed in the original lease. This election is only available when the concessions do not result in a substantial increase in the obligations of the lessee.
During the second quarter of 2020, we reached rent concession agreements where certain of these concession arrangements included lease term extensions between three and 12 months. The Company has elected to account for lease concessions and deferrals resulting directly from the COVID-19 pandemic as though the enforceable rights and obligations to the deferrals existed in the respective contracts at lease inception and will not account for the concessions as lease modifications, unless the concession results in a substantial increase in the Company’s obligations. The majority of leases where we received a concession did not result in a substantial increase in our obligations.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
8. Leases (continued)

In thousands		As of June 27, 2020	As of December 28, 2019
Type	Classification
	ASSETS
Finance	Property and equipment, net (a)	$26,680	$28,128
Operating	Right of use assets (b)	341,743	348,090
	Total leased assets	368,423	376,218
	LIABILITIES
	Current Liabilities:
Finance	Current maturities of long-term debt and finance lease obligations	$3,293	$3,259
Operating	Current operating lease obligations (c)	55,363	51,937
	Other non-current liabilities:
Finance	Long-term debt and finance lease obligations, less current portion and debt discount	29,300	30,037
Operating	Non-current operating lease obligations	328,453	331,769
	Total lease liabilities	$416,409	$417,002
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the net present value of minimum lease payments. We used the incremental borrowing rate on December 30, 2018, for operating leases that commenced prior to that date.

_________
(a) Finance lease assets are recorded net of accumulated amortization of $10.5 million and $8.3 million as of June 27, 2020 and December 28, 2019, respectively.
(b) TIA of $35.3 million and $35.2 million are treated as reductions of lease payments used to measure ROU assets as of June 27, 2020 and December 28, 2019, respectively. Deferred rent of $16.5 million and $15.0 million are treated as reductions of lease payments used to measure ROU assets as of June 27, 2020 and December 28, 2019, respectively.
(c) Current operating lease liabilities are measured net of TIA receivables of $4.4 million and $5.9 million as of June 27, 2020 and December 28, 2019, respectively.

	Three Months Ended		Six Months Ended
In thousands	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Operating lease cost
Fixed lease cost (a)	$19,100	$18,250	$38,412	$36,413
Variable lease cost (b)	6,356	6,592	13,166	13,058
Sublease income(c)	(292)	(954)	(882)	(1,916)

Finance lease cost
Amortization of finance lease assets	1,125	1,078	2,281	2,056

Interest expense, net:
Interest on finance lease liabilities	851	896	1,724	1,786

Net lease cost	$27,140	$25,862	$54,701	$51,397

(a) Includes short-term leases, which are immaterial.
(b) Includes costs for insurance, real estate taxes and common area maintenance expenses, which are variable, as are lease costs above minimum thresholds for Fred Meyer stores and lease costs for Military stores.

(c) Income from sub-leasing of stores includes rental income from operating lease properties to ophthalmologists and optometrists who are independent contractors.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
8. Leases (continued)

Lease Term and Discount Rate	As of June 27, 2020	As of December 28, 2019
Weighted average remaining lease term (months)
Operating leases	80	82
Finance leases	85	88
Weighted average discount rate (a)
Operating leases	4.6%	4.6%
Finance leases (b)	12.6%	13.1%

(a) The discount rate used to determine the lease assets and lease liabilities was derived upon considering (i) incremental borrowing rates on our term loan and revolving credit facility; (ii) fixed rates we pay on our interest rate swaps; (iii) LIBOR margins for issuers of similar credit rating; and (iv) effect of collateralization. As a majority of our leases are five-year and 10-year leases, we determined a lease discount rate for such tenors and determined this discount rate is reasonable for leases that were entered into during the period.

(b) The discount rate on finance leases is higher than operating leases because the present value of minimum lease payments was higher than the fair value of leased properties for certain leases entered into prior to adoption of ASC 842. The discount rate differential for those leases is not material to our results of operations.

In thousands	As of June 27, 2020	As of June 29, 2019
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows - operating leases	$35,548	$36,866
The following table summarizes the maturity of our lease liabilities as of June 27, 2020:

In thousands	Operating Leases (a)	Finance Leases (b)
Fiscal Year
2020	$31,312	$3,166
2021	79,662	7,280
2022	72,081	7,215
2023	64,351	6,241
2024	56,598	4,673
Thereafter	146,931	16,460
Total lease liabilities	450,935	45,035
Less: Interest	67,119	12,442
Present value of lease liabilities(c)	$383,816	$32,593

(a) Operating lease payments include $64.3 million related to options to extend lease terms that are reasonably certain of being exercised.
(b) Finance lease payments include $1.7 million related to options to extend lease terms that are reasonably certain of being exercised.
(c) The present value of lease liabilities excludes $13.3 million of legally binding minimum lease payments for leases signed but not yet commenced.

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
Our subsidiary, FirstSight Vision Services, Inc. (“FirstSight”), is a defendant in a purported class action in the U.S. District Court for the Southern District of California that alleges that FirstSight participated in arrangements that caused the illegal delivery of eye examinations and that FirstSight thereby violated, among other laws, the corporate practice of optometry and the unfair competition and false advertising laws of California. The lawsuit was filed in 2013 and FirstSight was added as a defendant in 2016. In March 2017, the court granted the motion to dismiss previously filed by FirstSight and dismissed the complaint with prejudice. The plaintiffs filed an appeal with the U.S. Court of Appeals for the Ninth Circuit in April 2017. In July 2018, the U.S. Court of Appeals for the Ninth Circuit vacated in part, and reversed in part, the district court’s dismissal and remanded for further proceedings. In October 2018, the plaintiffs filed a second amended complaint with the district court, and, in November 2018, FirstSight filed a motion to dismiss. On March 23, 2020, the district court granted FirstSight’s motion to dismiss the second amended complaint. On April 24, 2020, the plaintiffs filed a third amended complaint. FirstSight filed a motion to dismiss the third amended complaint on May 8, 2020. We believe that the claims alleged are without merit and intend to continue to defend the litigation vigorously.
In May 2017, a complaint was filed against us and other defendants alleging, on behalf of a proposed class of consumers who purchased contact lenses online, that 1-800 Contacts, Inc. entered into a series of agreements with the other defendants, including our wholly-owned subsidiary, Arlington Contact Lens Service, Inc. (“AC Lens”), to suppress certain online advertising and that each defendant thereby engaged in anticompetitive conduct in violation of the Sherman Antitrust Act. We have settled this litigation for $7.0 million, without admitting liability. Accordingly, we recorded a charge for this amount in litigation settlement in the consolidated statement of operations during the second quarter of fiscal year 2017. On November 8, 2017, the court in the 1-800 Contacts matter entered an order preliminarily approving the settlement agreement, subject to a settlement hearing. Pursuant to this order, we deposited 50% of the settlement amount, or $3.5 million, into an escrow account, to be distributed subject to and in accordance the terms of the settlement agreement and any further order of the court. On May 15, 2020, the plaintiffs filed a motion seeking preliminary approval of their settlement with the remaining defendant, 1-800 Contacts, Inc., as well as conditional certification of the class and approval of the plan of distribution of settlement funds. This motion was granted by the court on June 3, 2020.
In February 2019, we were served with a lawsuit by a former employee who alleges, on behalf of himself and a proposed class, several violations of California wage and hour laws and seeks unspecified alleged unpaid wages, monetary damages, injunctive relief and attorneys’ fees. On March 21, 2019, we removed the lawsuit from state court to the United States District Court for the Northern District of California. The plaintiff moved to remand the action to state court on April 18, 2019, and the Court denied this motion on July 8, 2019. On July 22, 2019, the plaintiff filed an amended complaint. On July 26, 2019, the parties filed a joint stipulation wherein the Company denied all claims in the amended complaint but joined the plaintiff in seeking a stay of further proceedings in the lawsuit based on the parties’ agreement to attend early mediation in an effort to avoid further costs and expenses of protracted litigation. The parties participated in mediation on February 19, 2020, but a resolution of the matter was not reached at that time. On February 27, 2020, following mediation, the parties agreed to a settlement of all claims alleged by the named claimant on behalf of himself and all putative class members and other aggrieved employees. The Company will pay $3.5 million as the gross settlement fund in connection with this settlement. This settlement was preliminarily approved by the court on April 29, 2020, and a final approval hearing has been scheduled for September 15, 2020.

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

10. Segment Reporting

The Company provides its principal products and services through two reportable segments: Owned & Host and Legacy. The “Corporate/Other” category includes the results of operations of our other operating segments, AC Lens and FirstSight, as well as corporate overhead support. The “Reconciliations” category represents other adjustments to reportable segment results necessary for the presentation of consolidated financial results in accordance with U.S. GAAP. We incurred $2.5 million and $3.1 million of costs in the three and six months ended June 27, 2020, respectively, primarily for personal protective equipment and other supplies needed to operate our stores safely, as well as for professional fees associated with adapting our operations to the COVID-19 pandemic. Incremental expenses related to the COVID-19 pandemic are not allocated to the reportable segments, but are included in the Corporate/Other category.
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

	Three Months Ended June 27, 2020
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$177,430	$16,254	$50,472	$(34,449)	$209,707
Segment services and plans revenues	34,275	9,159	—	6,866	50,300
Total net revenue	211,705	25,413	50,472	(27,583)	260,007
Cost of products	54,898	9,093	42,135	(8,491)	97,635
Cost of services and plans	38,573	4,572	—	—	43,145
Total costs applicable to revenue	93,471	13,665	42,135	(8,491)	140,780
SG&A	86,704	10,561	39,317	—	136,582
Asset impairment	—	—	2,411	—	2,411
Debt issuance costs	—	—	136	—	136
Other expense (income), net	—	—	(92)	—	(92)
EBITDA	$31,530	$1,187	$(33,435)	$(19,092)
Depreciation and amortization					21,924
Interest expense, net					15,502
Income (loss) before income taxes					$(57,236)

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

10. Segment Reporting (continued)

	Three Months Ended June 29, 2019
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$260,867	$25,785	$62,341	$8,540	$357,533
Segment services and plans revenues	59,549	13,479	5	(1,115)	71,918
Total net revenue	320,416	39,264	62,346	7,425	429,451
Cost of products	77,059	12,312	54,253	2,030	145,654
Cost of services and plans	50,581	6,270	1	—	56,852
Total costs applicable to revenue	127,640	18,582	54,254	2,030	202,506
SG&A	126,078	13,884	42,316	—	182,278
Asset impairment	—	—	1,790	—	1,790
Other expense, net	—	—	356	—	356
EBITDA	$66,698	$6,798	$(36,370)	$5,395
Depreciation and amortization					20,819
Interest expense, net					8,968
Income before income taxes					$12,734

	Six Months Ended June 27, 2020
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$459,343	$40,672	$117,044	$(14,511)	$602,548
Segment services and plans revenues	99,589	21,198	—	6,376	127,163
Total net revenue	558,932	61,870	117,044	(8,135)	729,711
Costs of products	136,814	20,496	100,045	(3,350)	254,005
Costs of services and plans	94,167	11,162	—	—	105,329
Total costs applicable to revenue	230,981	31,658	100,045	(3,350)	359,334
SG&A	221,418	24,192	84,713	—	330,323
Asset impairment	—	—	13,766	—	13,766
Debt issuance costs	—	—	136	—	136
Litigation settlement	—	—	4,395	—	4,395
Other expense (income), net	—	—	(158)	—	(158)
EBITDA	$106,533	$6,020	$(85,853)	$(4,785)
Depreciation and amortization					46,734
Interest expense, net					22,957
Income (loss) before income taxes					$(47,776)

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
Revenues associated with managing operations of our legacy partner were $6.3 million and $13.8 million for the three and six months ended June 27, 2020, respectively, and $8.9 million and $18.2 million for the three and six months ended June 29, 2019, respectively. During the six months ended June 27, 2020, sales associated with our Legacy partner arrangement represented 8.5% of consolidated net revenue. During the six months ended June 27, 2020, AC Lens sales associated with Walmart and Sam’s Club contact lenses distribution arrangements represented 8.6% of consolidated net revenue. This exposes us to concentration of customer risk.

11. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average common shares outstanding for the period and includes the dilutive impact of potential new common shares issuable upon vesting and exercise of stock options, vesting of restricted stock units, and assumed conversion of $402.5 million of aggregate principal amount of the 2025 Notes. Potential shares of common stock are excluded from the computation of diluted EPS if their effect is anti-dilutive.
We have the intent to settle the principal amount of the 2025 Notes in cash upon conversion, and to pay the conversion premium in cash or stock at our option; potentially dilutive common shares related to the 2025 Notes will be determined by applying the treasury stock method. See Note 4. “Long-term Debt” for more information on the 2025 Notes.
The shares underlying the conversion option of the 2025 Notes will not have an impact on our diluted EPS when net income is reported until the average market price of our common stock exceeds the conversion price of $31.17 per share. In addition to the shares underlying the conversion option, outstanding options and unvested RSUs were also excluded from the computation of dilutive EPS since their effect would be anti-dilutive due to our net loss position for the three and six months ended June 27, 2020.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

11. Earnings Per Share (continued)
A reconciliation of the numerators and denominators of the basic and diluted EPS calculations is as follows:

	Three Months Ended			Six Months Ended
In thousands, except EPS	June 27, 2020		June 29, 2019	June 27, 2020	June 29, 2019
Net income (loss)	$(43,833)		$10,257	$(34,091)	$27,686
Weighted average shares outstanding for basic EPS	80,325		78,318	80,226	78,262
Effect of dilutive securities:
Stock options	—		3,059	—	3,135
Restricted stock	—		47	—	40
Weighted average shares outstanding for diluted EPS	80,325	—	81,424	80,226	81,437
Basic EPS	$(0.55)		$0.13	$(0.42)	$0.35
Diluted EPS	$(0.55)		$0.13	$(0.42)	$0.34
Anti-dilutive options, RSUs outstanding excluded from EPS	2,458		391	2,512	391

12. Restricted Cash

The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated balance sheets to the total of cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows:

	Six Months Ended
In thousands	June 27, 2020	June 29, 2019
Cash and cash equivalents	$256,292	$82,779
Restricted cash included in other assets	1,341	1,086
Total cash, cash equivalents and restricted cash	$257,633	$83,865

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

13. Accumulated Other Comprehensive Loss

Changes in the fair value of the Company’s cash flow hedge derivative instruments from their inception are recorded in AOCL if the instruments are deemed to be highly effective as cash flow hedges. The following table presents the changes in AOCL during the three and six months ended June 27, 2020 and June 29, 2019, respectively:

	Three Months Ended		Six Months Ended
In thousands	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Cash flow hedging activity:
Balance at beginning of period	$(10,416)	$(3,757)	$(3,814)	$(2,810)
Other comprehensive income (loss) before reclassification	(360)	(3,132)	(11,041)	(5,320)
Tax effect of other comprehensive income (loss) before reclassification	92	803	2,813	1,364
Amount reclassified from AOCL into interest expense	4,471	886	6,294	1,801
Tax effect of amount reclassified from AOCL into interest expense	(1,142)	(227)	(1,607)	(462)
Net current period other comprehensive income (loss), net of tax	3,061	(1,670)	(3,541)	(2,617)
Balance at end of period	$(7,355)	$(5,427)	$(7,355)	$(5,427)
See Note 3. “Fair Value Measurements of Financial Assets and Liabilities” for a description of the Company’s use of cash flow hedging derivatives.

14. Subsequent Events

July 2020 Amendment to Management & Services Agreement
On July 17, 2020, NVI and Walmart Inc. (“Walmart”) entered into Amendment 4 (“Walmart Amendment”) to the Management & Services Agreement (“MSA”), to extend the current term and economics of the MSA by three years, to February 23, 2024, and provide that the MSA will automatically renew for an additional three year term unless, no later than seven months prior to the end of the term, one party gives the other party written notice of non-renewal. In addition, the Amendment deletes certain provisions that are no longer applicable and updates certain administrative provisions, including with respect to background checks, and adds an obligation for the Company to provide Walmart an annual compliance certificate regarding certain of the Company’s obligations and to provide Walmart certain inspection and audit rights. All other terms and conditions of the MSA remain in effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q (this “Form 10-Q”) and the audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2020 (the “2019 Annual Report on Form 10-K”). This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of the 2019 Annual Report on Form 10-K and in the “Risk Factors” section of this Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Form 10-Q.
Overview
We are one of the largest and fastest growing optical retailers in the United States and a leader in the attractive value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best, no matter what their budget. Our mission is to make quality eye care and eyewear affordable and accessible to all Americans. We achieve this by providing eye exams, eyeglasses and contact lenses to value seeking and lower income consumers. We deliver exceptional value and convenience to our customers, with an opening price point that strives to be among the lowest in the industry, enabled by our low-cost operating platform. We reach our customers through a diverse portfolio of 1,185 retail stores across five brands and 19 consumer websites as of June 27, 2020.
Recent Developments - COVID-19
The unprecedented and rapid spread of the COVID-19 pandemic and the related federal, state and local governmental and healthcare authority guidelines have caused business disruption globally and in the U.S. As of the date of filing of this Quarterly Report on Form 10-Q, there remain many uncertainties regarding the COVID-19 pandemic and its resurgence, including the anticipated duration of the pandemic and the extent of national and global social and economic disruption it may cause. To date, the COVID-19 pandemic and government and healthcare authority actions to curb the spread of the virus have had far-reaching impacts, directly and indirectly, on our operations, including the temporary closure of our stores to the public between March and June 2020, and on consumer behavior, comparable store sales, our employees and optometrists, and the overall market. The scope and nature of these impacts continue to evolve on a daily basis. The COVID-19 pandemic has resulted in, and may continue to result in, state, city or local quarantines, labor stoppages and shortages, changes in consumer purchasing patterns, mandatory or voluntary shut-downs of retail locations, severe market volatility, liquidity disruptions, and overall economic instability, which, in many cases, have had, and we expect will continue to have, material adverse impacts on our business, financial condition and results of operations. This situation is rapidly changing, and additional impacts may arise that we are not aware of currently. In response to the evolving and uncertain situation, we have taken aggressive and prudent actions to minimize the risk to our Company, employees, customers and the communities in which we operate, along with reducing expenses and deferring discretionary capital expenditures. Some of our actions taken include:
Operational
•On March 19, 2020, we temporarily closed all of our stores to the public across the United States; on April 23, 2020, we announced plans to reopen stores selectively over the coming weeks; and on June 8, 2020, we announced that we had successfully completed the reopening process with enhanced safety and cleaning protocols.
•During April and May 2020, we temporarily furloughed a significant portion of our employees, bringing most back when we reopened in early June.
•While our stores were closed to the public, our retail locations continued to provide services as associates remained available by phone for patients and customers in need, and where possible, we shipped eyeglasses and contact lenses from our labs and distribution centers directly to customers who had placed orders in our stores and otherwise would have picked them up in our stores. In addition, the Company’s e-commerce websites remained fully operational.
•We have suspended all non-essential travel for our employees.

•Following the successful reopening of our stores, we continually assess the evolving COVID-19 situation and, where appropriate, have taken, or may take in the future, actions such as reducing store hours, reducing patient appointments or temporarily closing stores.
Financial
•On March 17, 2020, as a precautionary measure to preserve financial flexibility during the COVID-19 pandemic, we borrowed the remaining $146.3 million in available funds under our revolving credit facility; and, as described below, on May 12, 2020, we repaid the full amount outstanding under our revolving credit facility.
•Effective May 5, 2020, we entered into an amendment (“Credit Agreement Amendment”) of our Amended and Restated Credit Agreement, dated as of July 18, 2019 facility (“Credit Agreement,”) which is intended to prevent the effects of the COVID-19 pandemic, including the temporary closure of our stores, from creating uncertainty relative to our ability to comply with certain financial covenants and allow the Company to focus on prudent management of the business over the quarters ahead. The Credit Agreement Amendment suspends certain financial maintenance covenants contained in the facility until testing at the end of the second fiscal quarter of 2021. As part of the Credit Agreement Amendment, the Company among other things agreed to modify the rate of interest paid under the facility and to limit its ability to engage in certain transactions during the covenant suspension period, including the ability to declare or pay dividends, incur additional debt and make investments and dispositions.
•On May 12, 2020, we completed the issuance of 2.50% convertible senior notes due on May 15, 2025 (the “2025 Notes”), pursuant to an indenture (the “Indenture”), and we used the net proceeds of this offering to repay our outstanding borrowings on our term loan and revolving credit facility. We continue to prioritize cash conservation and prudent use of cash, while positioning the Company to safely conduct normal operations.
•Beginning in March 2020, we implemented capital spending and expense reduction initiatives including a temporary pause in new store openings, reduced near term marketing spend, reduced compensation and work hours across the organization and working with a base of vendors and landlords to extend payment terms and modify existing contracts; in the second quarter of 2020 we resumed store openings concurrent with the reopening of existing stores and suspended compensation reductions.
The COVID-19 pandemic and responsive measures taken by the Company have had, and may continue to have, material adverse impacts on our current business, financial condition and results of operations, and may create additional risks for our Company. While we anticipate that these measures are temporary, their specific duration has a high degree of uncertainty and we may elect or need to take additional measures as the situation continues to evolve, including with respect to our store operations, employees, store leases and relationships with third-party vendors. We continue to assess the evolving COVID-19 pandemic and its impact on our customers, employees, optometrists, supply chain and operations and will adjust our responsive measures accordingly. However, the extent to which the COVID-19 pandemic and our precautionary measures in response thereto may impact our business, financial condition and results of operations will depend on how the pandemic and its impacts continue to develop, which are highly uncertain. We are continuing to evaluate additional operational and financial measures that we may elect to take as we continue to respond to the impact of COVID-19 on our business. There can be no assurance whether or when any such measures will be adopted.
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

Brand and Segment Information
Our operations consist of two reportable segments:
•Owned & Host - As of June 27, 2020, our owned brands consisted of 753 America’s Best Contacts and Eyeglasses (“America’s Best”) retail stores and 118 Eyeglass World retail stores. In America’s Best stores, vision care services are provided by optometrists employed by us or by independent professional corporations or similar entities. America’s Best stores are primarily located in high-traffic strip centers next to value-focused retailers. Eyeglass World locations primarily feature vision care services provided by independent optometrists and optometrists employed by independent professional corporations or similar entities and on-site optical laboratories that enable stores to quickly fulfill many customer orders and make repairs on site. Eyeglass World stores are primarily located in freestanding or in-line locations near high-foot-traffic shopping centers. Our host brands consisted of 54 Vista Optical locations on military bases and 29 Vista Optical locations within Fred Meyer stores as of June 27, 2020. We have strong, long-standing relationships with our host partners and have maintained each partnership for over 20 years. These brands provide eye exams primarily by independent optometrists. All brands utilize our centralized laboratories. This segment also includes sales from our America’s Best, Eyeglass World, and Military omni-channel websites.
•Legacy - We manage the operations of, and supply inventory and laboratory processing services to, 231 Vision Centers in Walmart retail locations as of June 27, 2020. This strategic relationship with Walmart is in its 30th year. Pursuant to a January 2020 amendment to our management & services agreement with Walmart, we added five additional Vision Centers in Walmart stores in fiscal year 2020. Refer to Note 14. “Subsequent Events” included in Part I. Item 1. of this Form 10-Q for further information on the contract amendment to extend the current term and economics of the management and services agreement by three years to February 23, 2024. Under the management & services agreement, our responsibilities include ordering and maintaining merchandise inventory; arranging the provision of optometry services; providing managers and staff at each location; training personnel; providing sales receipts to customers; maintaining necessary insurance; obtaining and holding required licenses, permits and accreditations; owning and maintaining store furniture, fixtures and equipment; and developing annual operating budgets and reporting. We earn management fees as a result of providing such services and therefore we record revenue related to sales of products and product protection plans to our legacy partner’s customers on a net basis. Our management & services agreement also allows our legacy partner to collect penalties if the Vision Centers do not generate a requisite amount of revenues. No such penalties have been assessed under our current arrangement, which began in 2012. We also sell to our legacy partner merchandise that is stocked in retail locations we manage pursuant to a separate supplier agreement, and provide centralized laboratory services for the finished eyeglasses for our legacy partner’s customers in stores that we manage. We lease space from Walmart within or adjacent to each of the locations we manage and use this space for vision care services provided by independent optometrists or optometrists employed by us or by independent professional corporations or similar entities. During the six months ended June 27, 2020, sales associated with our legacy partner arrangement represented 8.5% of consolidated net revenue. This exposes us to concentration of customer risk.

Our consolidated results also include the following activity recorded in our Corporate/Other category:
•Our e-commerce platform of 15 dedicated websites managed by AC Lens. Our e-commerce business consists of six proprietary branded websites, including aclens.com, discountglasses.com and discountcontactlenses.com, and nine third-party websites with established retailers, such as Walmart, Sam’s Club and Giant Eagle as well as mid-sized vision insurance providers. AC Lens handles site management, customer relationship management and order fulfillment and also sells a wide variety of contact lenses, eyeglasses and eye care accessories.
•AC Lens also distributes contact lenses wholesale to Walmart and Sam’s Club. We incur costs at a higher percentage of sales than other product categories. AC Lens sales associated with Walmart and Sam’s Club contact lenses distribution arrangements represented 8.6% of consolidated net revenue.
•Managed care business conducted by FirstSight, our wholly-owned subsidiary that is licensed as a single-service health plan under California law, which arranges for the provision of optometric services at the offices next to certain Walmart stores throughout California, and also issues individual vision care benefit plans in connection with our America’s Best operations in California.
•Unallocated corporate overhead expenses, which are a component of selling, general and administrative expenses and are comprised of various home office expenses such as payroll, occupancy costs, and consulting and professional fees. Corporate overhead expenses also include field services for our five retail brands.
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
Trends and Other Factors Affecting Our Business
COVID-19 Impact
The COVID-19 pandemic has had far-reaching impacts, directly and indirectly, on our operations. We are continuing to monitor the impacts COVID-19 has had, and continues to have, on our outsourced third party optical laboratories in China and Mexico, including potential disruptions of product deliveries. To date, we have been able to meet customer demand with operations at our laboratories. We source merchandise from suppliers located in China and a significant amount of domestically-purchased merchandise is manufactured in China. We have partnered with our suppliers and third party laboratories to mitigate any potential significant delays in delivery of merchandise upon store operations resuming. Our e-commerce business remained open to serve our customers during the unprecedented period of temporary store closures.
We incurred $2.5 million and $3.1 million of costs in the three and six months ended June 27, 2020, respectively, primarily for personal protective equipment and other supplies needed to operate our stores safely, as well as for professional fees associated with adapting our operations to the COVID-19 pandemic. Incremental expenses related to the COVID-19 pandemic are not allocated to the reportable segments, but are included in the Corporate/Other category.

We have seen, and may continue to see, material reductions in sales across brands and regions as a result of the COVID-19 pandemic. In addition, these reductions in revenue have not been offset by proportional decreases in expense, as we continued to incur store occupancy costs even while stores were temporarily closed, incremental costs directly related to adapting the Company's operations to the COVID-19 pandemic and certain other costs such as compensation and administrative expenses, resulting in a negative effect on profitability. In addition, we could experience further material impacts as a result of COVID-19, including, but not limited to, charges from additional asset impairment, deferred tax valuation allowances and further changes in the effectiveness of our hedging instruments. The current circumstances are dynamic and the impacts of COVID-19 on our business operations, including the duration and impact on overall customer demand, are highly uncertain, although COVID-19 has had, and may continue to have, a material adverse impact on our business, results of operations, financial condition and cash flows in fiscal 2020 to date and beyond.
The Company recorded a credit totaling $10.8 million as a result of the employee retention credits made available under the CARES Act for US employees during the three and six months ended June 27, 2020, recognizing $0.4 million as a reduction to costs of products, $6.2 million as a reduction to costs of services and plans, and $4.2 million as a reduction to SG&A.
It is possible that our preparations for the events listed above are not adequate to mitigate their impact, and that these events could further adversely affect our business and results of operations. For a discussion of significant risks that have the potential to cause our actual results to differ materially from our expectations, refer to “Item 1A. Risk Factors,” included in our 2019 Annual Report on Form 10-K and in this Form 10-Q.
Other developments
As a result of the U.S. government’s temporary reduction of tariff rates affecting certain of our products that originate in China, we recognized an immaterial reduction in costs of products for the three and six months ended June 27, 2020. We currently expect this tariff reduction to be partial and temporary. Additionally, we are monitoring ongoing political developments between China and the United States. A worsening of relations could lead to the early reinstatement of existing tariffs, or the imposition of additional tariffs, or may cause other disruptions in our supply of products from China.
Long-term trends and factors
We remain committed to our long-term vision and continue to position ourselves to make progress against our key initiatives while balancing the near-term challenges and unprecedented uncertainty presented by the COVID-19 pandemic. As a result of the COVID-19 pandemic, we implemented capital spending and expense reduction initiatives including a temporary pause in new store openings, reduced near term marketing spend, and reduced compensation and work hours across the organization and are working with a base of vendors and landlords to extend payment terms and modify existing contracts. We have also incurred incremental costs directly related to adapting the Company's operations to the COVID-19 pandemic. We experienced negative comparable store sales growth in the first half of 2020 as a result of the closure of our stores in response to the COVID-19 pandemic, and anticipate that comparable store sales growth figures for the fiscal years 2020 and 2021 will be impacted by the pandemic. We believe that the following areas will continue to be affected and relevant risk exposures may be exacerbated by the immediate and ongoing threat of the COVID-19 pandemic:
•New store openings;
•Comparable store sales growth;
•Managed care and insurance;
•Vision care professional recruitment and coverage;
•Overall economic trends;
•Consumer preferences and demand;
•Infrastructure and investment;
•Pricing strategy;
•Inflation;
•Interim results and seasonality;
•Competition; and
•Consolidation in the industry

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
New Store Openings
The total number of new stores per year and the timing of store openings has, and will continue to have, an impact on our results. In an effort to conserve cash during the COVID-19 pandemic, we temporarily paused new store openings during a portion of the six months ended June 27, 2020. We expect to open approximately 50 to 55 stores in the current year. We will continue to monitor and determine our plans for future new store openings based on based on health, safety and economic conditions.

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

	Three Months Ended		Six Months Ended
In thousands, except store data	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenue:
Net product sales	$209,707	$357,533	$602,548	$740,693
Net sales of services and plans	50,300	71,918	127,163	149,973
Total net revenue	260,007	429,451	729,711	890,666
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	97,635	145,654	254,005	299,658
Services and plans	43,145	56,852	105,329	114,817
Total costs applicable to revenue	140,780	202,506	359,334	414,475
Operating expenses:
Selling, general and administrative expenses	136,582	182,278	330,323	376,154
Depreciation and amortization	21,924	20,819	46,734	41,234
Asset impairment	2,411	1,790	13,766	3,872
Litigation settlement	—	—	4,395	—
Other expense (income), net	(92)	356	(158)	829
Total operating expenses	160,825	205,243	395,060	422,089
Income (loss) from operations	(41,598)	21,702	(24,683)	54,102
Interest expense, net	15,502	8,968	22,957	18,029
Debt issuance costs	136	—	136	—
Earnings (loss) before income taxes	(57,236)	12,734	(47,776)	36,073
Income tax provision (benefit)	(13,403)	2,477	(13,685)	8,387
Net income (loss)	$(43,833)	$10,257	$(34,091)	$27,686

Operating data:
Number of stores open at end of period	1,185	1,128	1,185	1,128
New stores opened	17	24	40	50
Adjusted Operating Income	$(34,427)	$29,088	$3,638	$71,737
Diluted EPS	$(0.55)	$0.13	$(0.42)	$0.34
Adjusted Diluted EPS	$(0.41)	$0.18	$(0.13)	$0.49
Adjusted EBITDA	$(14,354)	$48,056	$46,670	$109,269

Percentage of net revenue:
Total costs applicable to revenue	54.1%	47.2%	49.2%	46.5%
Selling, general and administrative	52.5%	42.4%	45.3%	42.2%
Total operating expenses	61.9%	47.8%	54.1%	47.4%
Income (loss) from operations	(16.0)%	5.1%	(3.4)%	6.1%
Net income (loss)	(16.9)%	2.4%	(4.7)%	3.1%
Adjusted Operating Income	(13.2)%	6.8%	0.5%	8.1%
Adjusted EBITDA	(5.5)%	11.2%	6.4%	12.3%

Three Months Ended June 27, 2020 compared to Three Months Ended June 29, 2019
As a result of the COVID-19 pandemic, our retail stores closed to the public beginning on March 19, 2020. We began reopening our stores to the public on April 27, 2020, and on June 8, 2020, we announced the successful completion of the reopening process.
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for the three months ended June 27, 2020 compared to the three months ended June 29, 2019.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Three Months Ended June 27, 2020	Three Months Ended June 29, 2019	June 27, 2020	June 29, 2019	Three Months Ended June 27, 2020		Three Months Ended June 29, 2019
Owned & Host segment
America’s Best	(37.1)%	4.5%	753	702	$176,196	67.8%	$266,781	62.1%
Eyeglass World	(31.6)%	5.2%	118	117	30,357	11.7%	44,059	10.3%
Military	(44.6)%	0.3%	54	54	3,328	1.3%	6,021	1.4%
Fred Meyer	(48.6)%	(5.3)%	29	29	1,824	0.7%	3,555	0.8%
Owned & Host segment total			954	902	$211,705	81.4%	$320,416	74.6%
Legacy segment	(35.8)%	0.4%	231	226	25,413	9.8%	39,264	9.1%
Corporate/Other	—%	—%	—	—	50,472	19.4%	62,346	14.6%
Reconciliations	—%	—%	—	—	(27,583)	(10.6)%	7,425	1.7%
Total	(44.7)%	4.4%	1,185	1,128	$260,007	100.0%	$429,451	100.0%
Adjusted comparable store sales growth(3)	(36.5)%	3.8%
(1)We calculate total comparable store sales based on consolidated net revenue excluding the impact of (i) corporate/other segment net revenue, (ii) sales from stores opened less than 13 months, (iii) stores closed in the periods presented, (iv) sales from partial months of operation when stores do not open or close on the first day of the month and (v) if applicable, the impact of a 53rd week in a fiscal year. Brand-level comparable store sales growth is calculated based on cash basis revenues consistent with what the CODM reviews, and consistent with reportable segment revenues presented in Note 10. “Segment Reporting” in our unaudited condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q, with the exception of the legacy segment, which is adjusted as noted in clause (ii) of footnote (3) below.
(2)Percentages reflect line item as a percentage of net revenue, adjusted for rounding.
(3)There are two differences between total comparable store sales growth based on consolidated net revenue and Adjusted Comparable Store Sales Growth: (i) Adjusted Comparable Store Sales Growth includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in an increase of 8.1% and a decrease of 0.4% from total comparable store sales growth based on consolidated net revenue for the three months ended June 27, 2020 and June 29, 2019, respectively, and (ii) Adjusted Comparable Store Sales Growth includes retail sales to the legacy partner’s customers (rather than the revenues recognized consistent with the management & services agreement with the legacy partner), resulting in an increase of 0.1% and a decrease of 0.2% from total comparable store sales growth based on consolidated net revenue for each of the three months ended June 27, 2020 and June 29, 2019.
Total net revenue of $260.0 million for the three months ended June 27, 2020 decreased $169.4 million, or 39.5%, from $429.5 million for the three months ended June 29, 2019. This decrease was driven by the closure of our stores to the public for a portion of the three months ended June 27, 2020 and was partially offset by new store sales. Total net revenue was also negatively impacted by changes in unearned revenue.
In the three months ended June 27, 2020, we opened 11 America’s Best stores and one Eyeglass World store and closed five America’s Best stores; we also transitioned five additional Legacy stores to our management. Overall, store count grew 5.1% from June 29, 2019 to June 27, 2020 (51, one and five net new America’s Best, Eyeglass World and Legacy stores were added, respectively).

Comparable store sales growth and Adjusted Comparable Store Sales Growth for the three months ended June 27, 2020 were (44.7)% and (36.5)%, respectively. The decreases in comparable store sales growth and Adjusted Comparable Store Sales Growth were primarily driven by the temporary closure of our stores to the public in response to the COVID-19 pandemic. Comparable store sales growth and Adjusted Comparable Store Sales Growth for the one month ended April 25, 2020 were (83.9)% and (86.6)%, respectively. Comparable store sales growth and Adjusted Comparable Store Sales Growth for the one month ended May 30, 2020 were (56.6)% and (38.5)%, respectively. Comparable store sales growth and Adjusted Comparable Store Sales Growth for the one month ended June 27, 2020 were 14.3% and 19.3%, respectively. Adjusted Comparable Store Sales Growth includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in a decrease of 3.3%, an increase of 17.7% and an increase of 6.0% for the one month periods ended April 25, 2020, May 30, 2020 and June 27, 2020, respectively. Adjusted Comparable Store Sales Growth includes retail sales to the legacy partner’s customers (rather than the revenues recognized consistent with the management & services agreement with the legacy partner), resulting in an increase of 0.6%, an increase of 0.4% and a decrease of 1.0% for the one month periods ended April 25, 2020, May 30, 2020 and June 27, 2020, respectively.
Net product sales comprised 80.7% and 83.3% of total net revenue for the three months ended June 27, 2020 and June 29, 2019, respectively. Net product sales decreased $147.8 million, or 41.3%, in the three months ended June 27, 2020 compared to the three months ended June 29, 2019, driven primarily by the temporary closure of our stores to the public in response to the COVID-19 pandemic. Net sales of services and plans decreased $21.6 million, or 30.1%, driven primarily by the temporary closure of our stores to the public in response to the COVID-19 pandemic.
Owned & Host segment net revenue. Net revenue decreased $108.7 million, or 33.9%, due to the temporary closure of our stores to the public in response to the COVID-19 pandemic.
Legacy segment net revenue. Net revenue decreased $13.9 million, or 35.3% due to the temporary closure of our stores to the public in response to the COVID-19 pandemic.
Corporate/Other segment net revenue. Net revenue decreased $11.9 million, or 19.0%, driven by reductions in wholesale fulfillment that was partially offset by increases in our online retail business.
Net revenue reconciliations. The impact of reconciliations decreased net revenue by $35.0 million for the three months ended June 27, 2020 compared to the three months ended June 29, 2019. Reconciliations include an increase in unearned revenue of $34.4 million compared to a decrease in unearned revenue of $8.5 million for the three months ended June 27, 2020 and June 29, 2019, respectively, as well as a decrease in deferred revenue of $6.9 million and an increase of $1.1 million for the three months ended June 27, 2020 and June 29, 2019, respectively. The increase in unearned revenue for the three months ended June 27, 2020 resulted from the temporary closure of our stores to the public at the end of the first quarter of 2020 as well as stronger sales at the end of the second quarter of 2020.
Costs applicable to revenue
Costs applicable to revenue of $140.8 million for the three months ended June 27, 2020 decreased $61.7 million, or 30.5%, from $202.5 million for the three months ended June 29, 2019. As a percentage of net revenue, costs applicable to revenue increased from 47.2% for the three months ended June 29, 2019 to 54.1% for the three months ended June 27, 2020. This increase as a percentage of net revenue was primarily driven by optometrist costs incurred during temporary store closures and increased contact lens mix.
Costs of products as a percentage of net product sales increased from 40.7% for the three months ended June 29, 2019 to 46.6% for the three months ended June 27, 2020, primarily driven by increased contact lens mix.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales increased from 29.5% for the three months ended June 29, 2019 to 30.9% for the three months ended June 27, 2020. The increase was primarily driven by increased contact lens mix in the three months ended June 27, 2020.
Legacy segment costs of products. Costs of products as a percentage of net product sales increased from 47.7% for the three months ended June 29, 2019 to 55.9% for the three months ended June 27, 2020. The increase was primarily driven by increased contact lens mix and by a higher mix of non-managed care customer transactions versus managed care customer transactions. Legacy segment managed care net product revenue is recorded in net product sales while revenue associated with servicing non-managed care customers is recorded in net sales of services and plans. Eyeglass and contact lens product costs for both managed care and non-managed care net revenue are recorded in costs of products. Decreases in managed care mix increase costs of products as a percentage of net product sales and have a corresponding positive impact on costs of services as a percentage of net sales of services and plans in our Legacy segment.

Costs of services and plans as a percentage of net sales of services and plans increased from 79.1% for the three months ended June 29, 2019 to 85.8% for the three months ended June 27, 2020. The increase was primarily driven by optometrist costs incurred while our stores were temporarily closed to the public in response to the COVID-19 pandemic.
Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans in the owned & host segment increased from 84.9% for the three months ended June 29, 2019 to 112.5% for the three months ended June 27, 2020. The increase was driven primarily by optometrist costs incurred while our stores were temporarily closed to the public in response to the COVID-19 pandemic.
Legacy segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 46.5% for the three months ended June 29, 2019 to 49.9% for the three months ended June 27, 2020. The increase was primarily driven by optometrist costs incurred while our stores were temporarily closed to the public in response to the COVID-19 pandemic.
Selling, general and administrative
SG&A of $136.6 million for the three months ended June 27, 2020 decreased $45.7 million, or 25.1%, from the three months ended June 29, 2019. As a percentage of net revenue, SG&A increased from 42.4% for the three months ended June 29, 2019 to 52.5% for the three months ended June 27, 2020. The increase in SG&A as a percentage of net revenue was primarily driven by store and corporate payroll and occupancy expenses incurred while our stores were temporarily closed to the public in response to the COVID-19 pandemic, partially offset by lower advertising expense. SG&A for the three months ended June 27, 2020 includes $2.5 million of incremental costs directly related to adapting the Company’s operations during the COVID-19 pandemic; these costs were not reflected as adjustments for the Company’s presentation of non-GAAP measures below.
Owned & Host SG&A. SG&A as a percentage of net revenue increased from 39.3% for the three months ended June 29, 2019 to 41.0% for the three months ended June 27, 2020, driven primarily by store payroll and occupancy costs incurred while our stores were temporarily closed to the public in response to the COVID-19 pandemic, partially offset by lower advertising expense.
Legacy segment SG&A. SG&A as a percentage of net revenue increased from 35.4% for the three months ended June 29, 2019 to 41.6% for the three months ended June 27, 2020, driven primarily by store payroll costs incurred while our stores were temporarily closed to the public in response to the COVID-19 pandemic.
Depreciation and amortization
Depreciation and amortization expense of $21.9 million for the three months ended June 27, 2020 increased $1.1 million, or 5.3%, from $20.8 million for the three months ended June 29, 2019 primarily driven by new store openings. Our property and equipment balance, net, decreased $9.9 million, or 2.8%, during the three months ended June 27, 2020, reflective of $11.8 million in purchases of property and equipment less $20.1 million in depreciation expense and $1.6 million in impairment and other adjustments.
Asset Impairment
We recognized $2.4 million for impairment primarily of tangible long-lived assets and ROU assets associated with our retail stores during the three months ended June 27, 2020, compared to $1.8 million recognized during the three months ended June 29, 2019. The impairment charges were primarily related to our Owned & Host segment, caused by lower than projected customer sales volume in certain stores, and were determined using entity-specific assumptions related to our anticipated use of store assets. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and likelihood that these scenarios would be ultimately realized; the historical performance of the stores before the temporary store closures in response to the COVID-19 pandemic; and the remaining useful lives of the assets. The asset impairment expense for the three months ended June 27, 2020 also includes $1.1 million related to a write-off of certain software assets that were deemed to be obsolete. Asset impairment expenses were recognized in Corporate/Other.
Interest expense, net
Interest expense, net, of $15.5 million for the three months ended June 27, 2020 increased $6.5 million, or 72.9%, from $9.0 million for the three months ended June 29, 2019. The increase was primarily driven by losses related to changes in fair value of derivatives due to ineffectiveness of $4.9 million and charges related to interest payments and amortization of debt discounts related to the 2025 Notes of $2.3 million that were partially offset by a reduction in our term loan and revolving credit facility utilization.

Income tax provision
Our income tax expense for the three months ended June 27, 2020 reflected our statutory federal and state rate of 25.5%, offset by a discrete benefit of $0.3 million associated primarily with the exercise of stock options. In comparison, the income tax rate associated with the three months ended June 29, 2019 reflected income tax expense at our statutory federal and state rate of 25.6% and was reduced by a $1.1 million income tax benefit resulting from stock option exercises.
Six Months Ended June 27, 2020 compared to Six Months Ended June 29, 2019
As a result of the COVID-19 pandemic, our retail stores closed to the public beginning on March 19, 2020. We began reopening our stores to the public on April 27, 2020, and on June 8, 2020, we announced the successful completion of the reopening process.
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for the six months ended June 27, 2020 compared to the six months ended June 29, 2019.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Six Months Ended June 27, 2020	Six Months Ended June 29, 2019	June 27, 2020	June 29, 2019	Six Months Ended June 27, 2020		Six Months Ended June 29, 2019
Owned & Host segment
America’s Best	(22.2)%	6.4%	753	702	$470,366	64.5%	$571,877	64.2%
Eyeglass World	(21.2)%	5.9%	118	117	74,843	10.3%	94,273	10.6%
Military	(27.8)%	(2.2)%	54	54	8,970	1.2%	12,442	1.4%
Fred Meyer	(32.5)%	(7.5)%	29	29	4,753	0.7%	7,044	0.8%
Owned & Host segment total			954	902	$558,932	76.6%	$685,636	77.0%
Legacy segment	(24.4)%	1.1%	231	226	61,870	8.5%	83,842	9.4%
Corporate/Other	—	—	—	—	117,044	16.0%	126,227	14.2%
Reconciliations	—	—	—	—	(8,135)	(1.1)%	(5,039)	(0.6)%
Total	(23.0)%	5.4%	1,185	1,128	$729,711	100.0%	$890,666	100.0%
Adjusted Comparable Store Sales Growth(3)	(22.6)%	5.3%
(1)We calculate total comparable store sales based on consolidated net revenue excluding the impact of (i) Corporate/Other segment net revenue, (ii) sales from stores opened less than 13 months, (iii) stores closed in the periods presented, (iv) sales from partial months of operation when stores do not open or close on the first day of the month and (v) if applicable, the impact of a 53rd week in a fiscal year. Brand-level comparable store sales growth is calculated based on cash basis revenues consistent with what the CODM reviews, and consistent with reportable segment revenues presented in Note 10. “Segment Reporting” in our unaudited condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q, with the exception of the Legacy segment, which is adjusted as noted in clause (ii) of footnote (3) below.
(2)Percentages reflect line item as a percentage of net revenue, adjusted for rounding.
(3)There are two differences between total comparable store sales growth based on consolidated net revenue and Adjusted Comparable Store Sales Growth: (i) Adjusted Comparable Store Sales Growth includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in an increase of 0.3% and an increase of 0.2% from total comparable store sales growth based on consolidated net revenue for the six months ended June 27, 2020 and June 29, 2019, respectively, and (ii) Adjusted Comparable Store Sales Growth includes retail sales to the legacy partner’s customers (rather than the revenues recognized consistent with the management & services agreement with the legacy partner), resulting in an increase of 0.1% and a decrease of 0.3% from total comparable store sales growth based on consolidated net revenue for the six months ended June 27, 2020 and June 29, 2019, respectively.
Total net revenue of $729.7 million for the six months ended June 27, 2020 decreased $161.0 million, or 18.1%, from $890.7 million for the six months ended June 29, 2019. This decrease was driven by the closure of our stores to the public for a portion of the six months ended June 27, 2020 and was partially offset by new store sales. Total net revenue was also negatively impacted by changes in unearned revenue.
In the six months ended June 27, 2020, we opened 34 new America’s Best stores and one Eyeglass World store and closed six America’s Best stores; we also transitioned five additional Legacy stores to our management. Overall, store count grew 5.1% from June 29, 2019 to June 27, 2020 (51, one and five net new America’s Best, Eyeglass World and Legacy stores, respectively, were added during the same period).

Comparable store sales growth and Adjusted Comparable Store Sales Growth for the six months ended June 27, 2020 were (23.0)% and (22.6)%, respectively. The decreases in comparable store sales growth and Adjusted Comparable Store Sales Growth were primarily driven by the temporary closure of our stores to the public in response to the COVID-19 pandemic.
Net product sales comprised 82.6% and 83.2% of total net revenue for the six months ended June 27, 2020 and June 29, 2019, respectively. Net product sales decreased $138.1 million, or 18.7%, in the six months ended June 27, 2020 compared to the six months ended June 29, 2019, driven primarily by decreased eyeglass sales. Net sales of services and plans decreased $22.8 million, or 15.2%, primarily due to the temporary closure of stores to the public in response to the COVID-19 pandemic.
Owned & Host segment net revenue. Net revenue decreased $126.7 million, or 18.5%, due to the temporary closure of our stores to the public in response to the COVID-19 pandemic.
Legacy segment net revenue. Net revenue decreased $22.0 million, or 26.2%, due to the temporary closure of our stores to the public in response to the COVID-19 pandemic.
Corporate/Other segment net revenue. Net revenue decreased $9.2 million, or 7.3%, driven by lower wholesale fulfillment, partially offset by growth in our online retail business.
Net revenue reconciliations. The impact of reconciliations decreased net revenue by $3.1 million in the six months ended June 27, 2020 compared to the six months ended June 29, 2019. Reconciliations include an increase in unearned revenue of $14.5 million for the six months ended June 27, 2020 compared to a decrease in unearned revenue of $0.8 million for the six months ended June 29, 2019, and a decrease in deferred revenue of $6.4 million compared to an increase of $5.8 million, for the six months ended June 27, 2020 and June 29, 2019, respectively. We believe that the increase in unearned revenue reflects the effects of our store closures that began on March 19, 2020 and continued through a portion of the second quarter of 2020, as customers were unable to make eyeglass purchases during the last seven to 10 days of the first quarter of 2020, but then returned to the stores once they had reopened and made purchases reflective of demand that was not met during the temporary closure period.
Costs applicable to revenue
Costs applicable to revenue of $359.3 million for the six months ended June 27, 2020 decreased $55.1 million, or 13.3%, from $414.5 million for the six months ended June 29, 2019. As a percentage of net revenue, costs applicable to revenue increased from 46.5% for the six months ended June 29, 2019 to 49.2% for the six months ended June 27, 2020. This increase as a percentage of net revenue was primarily driven by optometrist costs incurred during the temporary closure of our stores to the public in response to the COVID-19 pandemic as well as increased contact lens mix that was partially offset by higher eyeglass margin.
Costs of products as a percentage of net product sales increased from 40.5% for the six months ended June 29, 2019 to 42.2% for the six months ended June 27, 2020, driven primarily by increased contact lens mix that was partially offset by higher eyeglass margin.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales increased from 29.1% for the six months ended June 29, 2019 to 29.8% for the six months ended June 27, 2020 driven by increased contact lens mix that was partially offset by higher eyeglass margin.
Legacy segment costs of products. Costs of products as a percentage of net product sales increased from 47.3% for the six months ended June 29, 2019 to 50.4% for the six months ended June 27, 2020. The increase was primarily driven by increased contact lens mix and by a higher mix of non-managed care customer transactions. Decreases in managed care mix increase costs of products as a percentage of net product sales and have a corresponding positive impact on costs of services as a percentage of net sales of services and plans in our Legacy segment. Legacy segment managed care net product revenue is recorded in net product sales while revenue associated with servicing non-managed care customers is recorded in net sales of services and plans. Eyeglass and contact lens product costs for both managed care and non-managed care net revenue are recorded in costs of products.
Costs of services and plans as a percentage of net sales of services and plans increased from 76.6% for the six months ended June 29, 2019 to 82.8% for the six months ended June 27, 2020. The increase was primarily driven by optometrist costs incurred during the temporary closure of our stores to the public in response to the COVID-19 pandemic.

Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 80.0% for the six months ended June 29, 2019 to 94.6% for the six months ended June 27, 2020. The increase was driven by optometrist and technician costs incurred during the temporary closure of our stores to the public in response to the COVID-19 pandemic.
Legacy segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 45.0% for the six months ended June 29, 2019 to 52.7% for the six months ended June 27, 2020. The increase was primarily driven by optometrist costs incurred during the temporary closure of our stores to the public in response to the COVID-19 pandemic.
Selling, general and administrative
SG&A of $330.3 million for the six months ended June 27, 2020 decreased $45.8 million, or 12.2%, from the six months ended June 29, 2019. As a percentage of net revenue, SG&A increased from 42.2% for the six months ended June 29, 2019 to 45.3% for the six months ended June 27, 2020. The increase in SG&A as a percentage of net revenue was primarily due to store and corporate payroll and occupancy costs incurred during the temporary closure of our stores to the public in response to the COVID-19 pandemic, partially offset by lower advertising expense. SG&A for the six months ended June 27, 2020 includes $3.1 million of incremental costs directly related to adapting the Company’s operations during the COVID-19 pandemic; of these costs, $0.6 million were reflected as adjustments for the Company’s presentation of non-GAAP measures below.
Owned & Host SG&A. SG&A as a percentage of net revenue increased from 37.8% for the six months ended June 29, 2019 to 39.6% for the six months ended June 27, 2020, driven primarily by store payroll and occupancy costs incurred during the temporary closure of our stores to the public in response to the COVID-19 pandemic, which were partially offset by reduced advertising expense.
Legacy segment SG&A. SG&A as a percentage of net revenue increased from 33.5% for the six months ended June 29, 2019 to 39.1% for the six months ended June 27, 2020 primarily driven by store payroll costs incurred during the temporary closure of our stores to the public in response to the COVID-19 pandemic.
Depreciation and amortization
Depreciation and amortization expense of $46.7 million for the six months ended June 27, 2020 increased $5.5 million, or 13.3%, from $41.2 million for the six months ended June 29, 2019 primarily driven by new store openings and investments in new lab equipment. Our property and equipment balance, net, decreased $26.9 million, or 7.3%, during the six months ended June 27, 2020, reflective of $28.0 million in purchases of property and equipment, $1.3 million in new finance leases, less $43.0 million in depreciation expense, and $13.2 million in impairment expense and other adjustments.
Asset Impairment
We recognized $13.8 million for impairment primarily of tangible long-lived assets and ROU assets associated with our retail stores during the six months ended June 27, 2020 compared to $3.9 million recognized during the six months ended June 29, 2019. The impairment charges were primarily related to our Owned & Host segment and were driven by lower than projected customer sales volume in certain stores, and were determined using entity-specific assumptions related to our anticipated use of store assets. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and likelihood that these scenarios would be ultimately realized; the historical performance of the stores before the temporary store closures in response to the COVID-19 pandemic; and the remaining useful lives of the assets. The asset impairment expense for the six months ended June 27, 2020 also includes $1.1 million related to a write-off of certain software assets that were deemed to be obsolete. Asset impairment expenses were recognized in Corporate/Other.
Interest expense, net
Interest expense, net, of $23.0 million for the six months ended June 27, 2020 increased $4.9 million, or 27.3%, from $18.0 million for the six months ended June 29, 2019. The increase was primarily driven by losses related to changes in fair value of derivatives due to ineffectiveness of $4.9 million and charges related to interest payments and amortization of debt discounts related to the 2025 Notes of $2.3 million that were partially offset by a reduction in our term loan and revolving credit facility utilization.
Income tax provision

Our income tax expense for the six months ended June 27, 2020 reflected our statutory federal and state rate of 25.5%, offset by a discrete benefit of $3.0 million associated primarily with the exercise of stock options. In comparison, the income tax rate associated with the six months ended June 29, 2019 reflected income tax expense at our statutory federal and state rate of 25.6% and was reduced by a $1.4 million income tax benefit resulting from stock option exercises.

Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS
We define EBITDA as net income (loss), plus interest expense, income tax provision (benefit) and depreciation and amortization. We define Adjusted EBITDA as net income (loss), plus interest expense, income tax provision (benefit) and depreciation and amortization, further adjusted to exclude stock compensation expense, asset impairment, litigation settlement, management realignment expenses, long-term incentive plan expenses, and other expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of net revenue. We define Adjusted Operating Income as net income (loss), plus interest expense and income tax provision (benefit), further adjusted to exclude stock compensation expense, asset impairment, litigation settlement, management realignment expenses, long-term incentive plan expenses, amortization of acquisition intangibles, and other expenses. We define Adjusted Operating Margin as Adjusted Operating Income as a percentage of net revenue. We define Adjusted Diluted EPS as diluted earnings (loss) per share, adjusted for the per share impact of stock compensation expense, asset impairment, litigation settlement, management realignment expenses, long-term incentive plan expenses, amortization of acquisition intangibles, amortization of debt discount and deferred financing costs, losses (gains) on change in fair value of derivatives, other expenses, and tax benefit of stock option exercises, less the tax effect of these adjustments.
In the first quarter of 2020, we introduced Adjusted Operating Income and Adjusted Operating Margin as measures of performance we will use in connection with Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Diluted EPS. Further, consistent with our presentation of Adjusted Operating Income, we no longer exclude new store pre-opening expenses and non-cash rent from our presentation of Adjusted EBITDA and Adjusted Diluted EPS. New store pre-opening expenses totaled $0.4 million and $1.1 million for the three months ended June 27, 2020 and June 29, 2019, respectively; $1.3 million and $2.0 million for the six months ended June 27, 2020 and June 29, 2019, respectively; and non-cash rent totaled $0.9 million and $0.7 million for the three months ended June 27, 2020 and June 29, 2019, respectively; and $1.5 million and $1.8 million for the six months ended June 27, 2020 and June 29, 2019, respectively. The presentation of Adjusted EBITDA and Adjusted Diluted EPS for the three and six months ended June 29, 2019 has been recast to reflect these changes. See our Form 8-K filed with the SEC on February 26, 2020, which is incorporated herein by reference, for more information.
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
The presentations of these measures have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:
•they do not reflect costs or cash outlays for capital expenditures or contractual commitments;
•they do not reflect changes in, or cash requirements for, our working capital needs;
•EBITDA and Adjusted EBITDA do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
•EBITDA and Adjusted EBITDA do not reflect period to period changes in taxes, income tax expense or the cash necessary to pay income taxes;
•they do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect cash requirements for such replacements; and
•other companies in our industry may calculate these measures differently than we do, limiting their usefulness as comparative measures.
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
The following table reconciles our Adjusted Operating Income and Adjusted Operating Margin to net income; and EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Diluted EPS for the periods presented:

	Three Months Ended				Six Months Ended
In thousands	June 27, 2020		June 29, 2019		June 27, 2020		June 29, 2019
Net income (loss)	$(43,833)	(16.9)%	$10,257	2.4%	$(34,091)	(4.7)%	$27,686	3.1%
Interest expense	15,502	6.0%	8,968	2.1%	22,957	3.1%	18,029	2.0%
Income tax provision (benefit)	(13,403)	(5.2)%	2,477	0.6%	(13,685)	(1.9)%	8,387	0.9%
Stock compensation expense (a)	3,352	1.3%	1,741	0.4%	5,445	0.7%	4,717	0.5%
Asset impairment (b)	2,411	0.9%	1,790	0.4%	13,766	1.9%	3,872	0.4%
Litigation settlement (c)	—	—%	—	—%	4,395	0.6%	—	—%
Management realignment expenses (d)	—	—%	—	—%	—	—%	2,155	0.2%
Long-term incentive plan (e)	—	—%	781	0.2%	—	—%	722	0.1%
Amortization of acquisition intangibles (f)	1,851	0.7%	1,851	0.4%	3,702	0.5%	3,702	0.4%
Other (i)	(307)	(0.1)%	1,223	0.3%	1,149	0.2%	2,467	0.3%
Adjusted Operating Income / Adjusted Operating Margin	$(34,427)	(13.2)%	$29,088	6.8%	$3,638	0.5%	$71,737	8.1%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding. Some of the percentage totals in the table above do not foot due to rounding differences.

	Three Months Ended				Six Months Ended
In thousands	June 27, 2020		June 29, 2019		June 27, 2020		June 29, 2019
Net income (loss)	$(43,833)	(16.9)%	$10,257	2.4%	$(34,091)	(4.7)%	$27,686	3.1%
Interest expense	15,502	6.0%	8,968	2.1%	22,957	3.1%	18,029	2.0%
Income tax provision (benefit)	(13,403)	(5.2)%	2,477	0.6%	(13,685)	(1.9)%	8,387	0.9%
Depreciation and amortization	21,924	8.4%	20,819	4.8%	46,734	6.4%	41,234	4.6%
EBITDA	(19,810)	(7.6)%	42,521	9.9%	21,915	3.0%	95,336	10.7%

Stock compensation expense (a)	3,352	1.3%	1,741	0.4%	5,445	0.7%	4,717	0.5%
Asset impairment (b)	2,411	0.9%	1,790	0.4%	13,766	1.9%	3,872	0.4%
Litigation settlement (c)	—	—%	—	—%	4,395	0.6%	—	—%
Management realignment expenses (d)	—	—%	—	—%	—	—%	2,155	0.2%
Long-term incentive plan (e)	—	—%	781	0.2%	—	—%	722	0.1%
Other (i)	(307)	(0.1)%	1,223	0.3%	1,149	0.2%	2,467	0.3%
Adjusted EBITDA / Adjusted EBITDA Margin	$(14,354)	(5.5)%	$48,056	11.2%	$46,670	6.4%	$109,269	12.3%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding. Some of the percentage totals in the table above do not foot due to rounding differences

	Three Months Ended		Six Months Ended
In thousands, except per share amounts	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Diluted EPS	$(0.55)	$0.13	$(0.42)	$0.34
Stock compensation expense (a)	0.04	0.02	0.07	0.06
Asset impairment (b)	0.03	0.02	0.17	0.05
Litigation settlement (c)	—	—	0.05	—
Management realignment expenses (d)	—	—	—	0.03
Long-term incentive plan (e)	—	0.01	—	0.01
Amortization of acquisition intangibles (f)	0.02	0.02	0.05	0.05
Amortization of debt discount and deferred financing costs (g)	0.03	0.01	0.03	0.01
Losses (gains) on change in fair value of derivatives (h)	0.06	—	0.06	—
Other (i)	—	0.02	0.01	0.03
Tax benefit of stock option exercises (j)	—	(0.01)	(0.04)	(0.02)
Tax effect of total adjustments (k)	(0.05)	(0.02)	(0.12)	(0.06)
Adjusted Diluted EPS	$(0.41)	$0.18	$(0.13)	$0.49

Weighted average diluted shares outstanding	80,325	81,424	80,226	81,437
Note: Some of the totals in the table above do not foot due to rounding differences
(a)Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and performance vesting conditions.
(b)Reflects write-off of property, equipment and lease related assets on closed or underperforming stores for the three and six months ended June 27, 2020 and June 29, 2019.
(c)Expenses associated with settlement of litigation. See Note 9. “Commitments and Contingencies” for further details.
(d)Expenses related to a non-recurring management realignment described in our Current Report on Form 8-K filed with the SEC on January 10, 2019.
(e)Expenses pursuant to a long-term incentive plan for non-executive employees who were not participants in the management equity plan for fiscal year 2019. This plan was effective in 2014 following the acquisition of the Company by affiliates of KKR & Co. Inc. (the "KKR Acquisition”).
(f)Amortization of the increase in carrying values of finite-lived intangible assets resulting from the application of purchase accounting to the KKR Acquisition.

(g)Amortization of debt discount is associated with the amortization of the conversion feature related to the convertible note and amortization of deferred financing costs relate to the convertible notes, term loan and revolving credit facility borrowings. Amortization of debt discount and deferred financing costs in aggregate total $2.5 million and $0.5 million for the three months ended June 27, 2020 and June 29, 2019, respectively, and $2.7 million and $0.9 million for the six months ended June 27, 2020 and June 29, 2019, respectively.
(h)Reflects $4.9 million of losses recognized in interest expense on change in fair value of de-designated hedges for the three and six months ended June 27, 2020.
(i)Other adjustments include amounts that management believes are not representative of our operating performance (amounts in brackets represent reductions in Adjusted Operating Income, Adjusted Diluted EPS and Adjusted EBITDA), including our share of losses on equity method investments of $0.4 million for the three months ended June 29, 2019 and $1.0 million for the six months ended June 29, 2019; the amortization impact of adjustments related to the KKR Acquisition, (e.g., fair value of leasehold interests) of $0.1 million for each of the three months ended June 27, 2020 and June 29, 2019, respectively and $0.2 million for each of the six months ended June 27, 2020 and June 29, 2019, respectively; costs of severance and relocation of $0.2 million and $0.6 million for the three months ended June 27, 2020 and June 29, 2019, respectively, and $0.5 million and $0.8 million for the six months ended June 27, 2020 and June 29, 2019, respectively; excess payroll taxes related to stock option exercises of $0.1 million for the three months ended June 29, 2019, and $0.3 million and $0.1 million for the six months ended June 27, 2020 and June 29, 2019, respectively; incremental costs directly related to adapting the Company’s operations during the COVID-19 pandemic of $0.6 million for the six months ended June 27, 2020; and other expenses and adjustments totaling $(0.7) million and $(31) thousand for the three months ended June 27, 2020 and June 29, 2019, respectively, and $(0.5) million and $0.3 million for the six months ended June 27, 2020 and June 29, 2019, respectively.
(j)Tax benefit associated with accounting guidance requiring excess tax benefits related to stock option exercises to be recorded in earnings as discrete items in the reporting period in which they occur.
(k)Represents the income tax effect of the total adjustments at our combined statutory federal and state income tax rates.

Liquidity and Capital Resources
As described in more detail below, on May 5, 2020, we entered into the Credit Agreement Amendment with the lenders under our credit facility in order to prevent the effects of the COVID-19 pandemic, including the temporary closure of our stores, from creating uncertainty relative to our ability to comply with certain financial covenants and allow the Company to focus on prudent management of the business over the quarters ahead. In addition, on May 12, 2020, we completed the issuance of the 2025 Notes and we used the net proceeds of this offering to repay a portion of the outstanding borrowings on our term loan and revolving credit facility. Our primary cash needs are for inventory, payroll, store rent, capital expenditures associated with new stores and updating existing stores, as well as information technology and infrastructure, including our corporate office, distribution centers, and laboratories. We continue to prioritize cash conservation and prudent use of cash, while safely conducting normal operations. The most significant components of our operating assets and liabilities are inventories, accounts receivable, prepaid expenses and other assets, accounts payable, deferred and unearned revenue and other payables and accrued expenses. We believe that cash on hand, cash expected to be generated from operations and the cash available through our revolving credit facility will be sufficient to fund our working capital requirements, liquidity obligations, anticipated capital expenditures, and payments due under our existing credit facilities for at least the next 12 months. The Company is continuing to evaluate additional operational and financial measures that it may elect to take as it continues to respond to the impact of COVID-19 on its business. There can be no assurance whether or when any such measures will be adopted.
As of June 27, 2020, we had $256.3 million in cash and cash equivalents and $294.3 million of availability under our revolving credit facility, which includes $5.7 million in outstanding letters of credit.
We purchased $25.8 million in capital items in the six months ended June 27, 2020. Approximately 80% of our capital spend is related to our expected growth (i.e., new stores, optometric equipment, additional capacity in our optical laboratories and distribution centers, and our IT infrastructure, including omni-channel platform related investments). Our working capital requirements for inventory will increase as we continue to open additional stores. We primarily fund our working capital needs using cash provided by operations.

The following table summarizes cash flows provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended
In thousands	June 27, 2020	June 29, 2019
Cash flows provided by (used for):
Operating activities	$71,420	$119,279
Investing activities	(25,531)	(51,788)
Financing activities	171,437	(1,624)
Net increase in cash, cash equivalents and restricted cash	$217,326	$65,867
Net Cash Provided by Operating Activities
Cash flows provided by operating activities decreased $47.9 million from $119.3 million during the six months ended June 29, 2019 to $71.4 million for the six months ended June 27, 2020. The decrease in cash provided by operating activities consisted of a decrease in net income of $61.8 million and a decrease of non-cash expense items of $1.9 million driven by decreases in deferred income tax expense of $21.9 million and credit loss expense of $3.4 million offset by increases in non-cash expense items including depreciation and amortization of $5.5 million, asset impairment charges of $9.9 million, losses recognized for the changes in the fair values of derivatives of $4.9 million and amortization of loan costs of $1.8 million.
Changes in net working capital and other assets and liabilities contributed $15.8 million in cash compared to the six months ended June 29, 2019. Increases in accounts payable during the six months ended June 27, 2020 contributed $8.2 million in year-over-year cash, primarily due to timing of payments. Increases in other liabilities during the six months ended June 27, 2020 contributed $33.1 million in year-over-year cash, which was driven by a $15.2 million increase in year-over-year cash due to timing of unearned revenue during the six months ended June 27, 2020, as well as increases in miscellaneous vendor accruals of $6.1 million as a result of timing of payments, increases in reserves for settlements of $4.4 million due to legal proceedings, and increases of $4.2 million due to lease concessions and deferrals.
Offsetting these items was a $3.8 million reduction in year-over-year cash related to increases in accounts receivable balances, primarily due to the $10.8 million receivable recorded as a result of the employee retention credits made available under the CARES Act for US employees during the six months ended June 27, 2020, and was partially offset by an $8.6 million increase in year-over-year cash due to declines in receivables as a result of lower second quarter sales. Decreases in deferred revenue used $12.1 million in year-over-year cash driven by declines in our eye care club membership and purchase protection plan sales. Increases in inventory used $1.5 million in year-over-year cash, due to timing of forward buys and store closures. Increases in other assets used $7.9 million in year-over-year cash driven by smaller decreases in prepaid advertising and rent-related items during the six months ended June 27, 2020 when compared with the six months ended June 29, 2019.
Net Cash Used for Investing Activities
Net cash used for investing activities decreased by $26.3 million, to $25.5 million, during the six months ended June 27, 2020 from $51.8 million during the six months ended June 29, 2019. The decrease was primarily due to timing of new store capital investments.
Net Cash Provided By (Used For) Financing Activities
Net cash provided by (used for) financing activities increased $173.1 million, from $1.6 million use of cash during the six months ended June 29, 2019 to $171.4 million provision of cash during the six months ended June 27, 2020. The increase in cash provided by financing activities was primarily related to proceeds of $548.8 million from the issuance of the 2025 Notes and borrowings on our revolving credit facility, partially offset by principal payments on long-term debt of $369.3 million, including repayments on our revolving credit facility of $294.3 million during the six months ended June 27, 2020.
Term Loan and Revolving Credit Facility
As of June 27, 2020, we had $317.4 million of first lien term loan outstanding under our credit agreement. As of June 27, 2020, we also had $294.3 million of availability under our $300.0 million Revolving Credit Facility which includes $5.7 million in outstanding letters of credit.

The interest rate payable on the first lien term loan is based on either LIBOR or an alternative borrowing rate plus an additional margin that varies dependent on NVI’s consolidated first lien leverage ratio. The first lien term loan will amortize in quarterly installments equal to 2.50% per annum in the first three years of the loan and 5.00% per annum thereafter. As a result of the $75.0 million pay down of the term loan and the $25.0 million principal prepayment in 2019; we have no additional mandatory principal payments on the term loan until maturity on July 18, 2024.
In addition, under our credit agreement we must maintain certain covenants based on our financial results. Our credit agreement also contains covenants that, among other things, limit NVI’s ability to incur additional debt, create liens against assets, make acquisitions, pay dividends or distributions on its stock, merge or consolidate with another entity and transfer or sell assets. As of June 27, 2020, we were in compliance with all of our debt covenants under our credit agreement.
May 2020 Amendment to Credit Agreement
On May 5, 2020, we entered into the Credit Agreement Amendment with the lenders under our credit facility in order to amend certain provisions of the credit agreement. As set forth in greater detail below, the principal purpose of the Credit Agreement Amendment was to suspend certain financial maintenance covenants contained in the credit agreement until testing at the end of the second fiscal quarter of 2021. Capitalized terms used but not defined herein shall have the meanings assigned to such terms in the credit agreement and Amendment, as applicable.
Pursuant to the Credit Agreement Amendment, the financial covenants relating to maintenance of a maximum Consolidated Total Debt to Consolidated EBITDA Ratio and a minimum Consolidated Interest Coverage Ratio are suspended until testing at the end of the second fiscal quarter of 2021. From and after such time, such covenants will be reinstated on a modified basis so that, subject to certain exceptions and limitations as described in the Credit Agreement Amendment, (i) with respect to the second and third fiscal quarters of 2021, the Consolidated Total Debt to Consolidated EBITDA Ratio shall not exceed 4.50 to 1.00 and, with respect to the fourth fiscal quarter of fiscal 2021 and thereafter, the Consolidated Total Debt to Consolidated EBITDA Ratio shall not exceed 4.00 to 1.00, in each case with NVI being able to elect to annualize certain quarterly periods so that quarterly performance from fiscal 2020 is excluded and (ii) with respect to the second fiscal quarter of 2021 and thereafter, the Consolidated Interest Coverage Ratio shall not be less than 3.00 to 1.00. In lieu of such financial covenants, pursuant to the Amendment NVI has agreed during the suspension period, (i) not to have Consolidated EBITDA for any six fiscal quarter period be less than $0, with the second fiscal quarter of 2020 permitted to be excluded in certain circumstances, and (ii) to have a minimum level of liquidity (defined as cash and cash equivalents plus the unused portion of the revolving credit facility) equal to the lesser of (x) $100,000,000 and (y) $40,000,000 plus the amount of any net proceeds from capital markets financings during such period in excess of $75,000,000.
In addition, the Credit Agreement Amendment was amended pursuant to the Amendment to, among other things, (i) limit the flexibility of NVI and Holdings with respect to certain transactions during the covenant suspension period, including the ability to declare or pay dividends, incur debt and make investments and dispositions, (ii) require prepayments of the term loans under certain circumstances during the covenant suspension period from the net proceeds from debt or equity capital markets transactions by the Company (with the amount of the term loans to be paid down equal to $75 million from the first $400 million of capital raised and 50% of any proceeds above such amount) and (iii) restrict NVI’s ability to borrow under the revolving credit facility if unrestricted cash and cash equivalents exceeds $50 million (and, in the event of any such excess, to require a mandatory prepayment of such amount). Also pursuant to the Amendment, the margins upon which interest is calculated for the term loans were amended to a range of 1.75% to 2.75% (for LIBOR Loans) and 0.75% to 1.75% (for ABR Loans), in each case based on NVI’s Consolidated First Lien Secured Debt to Consolidated EBITDA Ratio at such time, with such margins subject to an increase of 50 basis points in the event that either (i) the Company has not raised at least $135 million in additional proceeds from certain capital markets transactions within 30 days of the date of the Credit Agreement Amendment or (ii) Consolidated EBITDA for the most recently ended four quarters is less than $0.

2025 Notes
In May 2020, we completed the issuance of the 2025 Notes. The 2025 Notes were sold only to persons reasonably believed to be qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2025 Notes will pay interest semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2020, at an annual rate of 2.50% and will be convertible into cash, shares of common stock or a combination of cash and shares of common stock, at our election, based on the applicable conversion rate at such time. The 2025 Notes have a maturity date of May 15, 2025. Refer to Note 4. “Long-term Debt” for more information.
We received proceeds from the offering of $390.9 million, net of $11.6 million in underwriter fees and other issuance costs.
Future cash requirements and sources of cash
The Company’s capital allocation strategy, priorities and investments are reviewed by the Company’s Board of Directors considering both liquidity and severity of impacts to the business resulting from COVID-19.
Primary sources of cash
The Company’s primary source of cash to execute its growth strategy is its operating cash flows, used to fund operations throughout the fiscal year and to support future growth. The Company continues to operate in this period of COVID-19 uncertainty with a healthy liquidity position and remains focused on taking immediate, aggressive and prudent actions, including reevaluating all expenditures, to enhance the Company’s ability to meet the business’ short-term liquidity needs, in order to best position the business for its key stakeholders, including the Company’s associates, customers and shareholders.
Primary uses of cash
The Company’s current capital allocation strategy is to prioritize navigating the near-term challenges that COVID-19 presents and continuing to fund operating activities. In response to COVID-19, the Company is taking immediate, aggressive and prudent actions, including reevaluating all expenditures, to enhance the Company’s ability to meet the business’ short-term liquidity needs and has reduced the pace of new store openings in fiscal year 2020. As a result, over the next twelve months, the Company expects its primary cash requirements to be towards funding operating activities, including the acquisition of inventory, and obligations related to compensation, leases and any lease modifications it may exercise, taxes and other operating activities.
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
Contractual Obligations
As a result of the $75 million prepayment of debt principal this quarter, the Company does not owe principal payments on its term loan until 2024. There were no other material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of December 28, 2019 in the 2019 Annual Report on Form 10-K, except for the 2025 Notes issued in the second quarter of 2020 and due on May 15, 2025.

Critical Accounting Policies and Estimates
Management has evaluated the accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the 2019 Annual Report on Form 10-K, in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the 2019 Annual Report on Form 10-K, except for the adoption of Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments, and ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. These changes are discussed in Note 1. “Description of Business and Basis of Presentation” of our unaudited condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q.
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
A substantial portion of our debt bears interest at variable rates. If market interest rates increase, the interest rate on our variable rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. We also have a revolving line of credit at variable interest rates. The general levels of LIBOR affect interest expense. We periodically use interest rate derivative contracts to manage such risk. For contracts that are designated, and highly effective, as cash flow hedges, the net amounts to be paid or received are accrued as interest rates change, and are recognized over the life of the contracts as an adjustment to interest expense from the underlying debt to which the contracts are designated. For contracts that are not designated as cash flow hedges, the gains or losses from changes in fair value are recognized in interest expense, net. The related amounts payable to, or receivable from, the contract counterparties are included in accrued liabilities or accounts receivable in the unaudited condensed consolidated balance sheets.
As of June 27, 2020, $317.4 million of term loan borrowings was subject to variable interest rates, with a weighted average borrowing rate of 5.7%. After inclusion of the notional amount of $317.0 million of interest rate swaps fixing a portion of the variable rate debt, $0.4 million, or 0.1% of our debt, is subject to variable interest rates. Assuming an increase to market rates of 1.0% as of June 27, 2020, the resulting impact to interest expense related to debt subject to variable rates would be immaterial. Assuming a decrease to market rates of 1.0% as of June 27, 2020, the resulting impact to interest expense related to the interest rate collar would be approximately $12 million.

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
In accordance with Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 27, 2020. Based on that evaluation, the CEO and the CFO have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic filings with the U.S. Securities and Exchange Commission ("SEC") is made known to them in a timely manner.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the second quarter of fiscal year 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most corporate employees of the Company began working remotely due to the COVID-19 pandemic, though we will continue to assess the impact on the design and operating effectiveness of our internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
See Note 9. “Commitments and Contingencies” in our condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q for information regarding certain legal proceedings in which we are involved, which discussion is incorporated herein by reference.

Item 1A. Risk Factors
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in Part I. Item 1A. “Risk Factors” in our 2019 Annual Report on Form 10-K and the additional risk factor supplemented in our Quarterly Report on Form 10-Q filed on May 7, 2020 (“Q1 Form 10-Q”), and our Current Report on Form 8-K filed on March 19, 2020 (the “March 2020 Form 8-K”), except as described below, there have been no material changes to the risk factors described in our 2019 Annual Report on Form 10-K, Q1 Form 10-Q, and March 2020 Form 8-K.
The scale and scope of the recent COVID-19 outbreak and resulting pandemic is unknown, has had a material adverse impact on our business and may continue to adversely impact our business at least for the near term.
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
The Company is following the recommendations of U.S. government and health authorities to minimize exposure risk for its associates, doctors, customers and patients. As a result, the Company announced on March 18, 2020, a temporary closure of its retail stores to the public. On April 27, 2020, the Company began the gradual reopening of retail locations to the public with enhanced safety protocols and a focus on meeting the urgent and emergency eye health needs of patients and customers. On June 8, 2020, the Company announced the successful completion of the reopening process. The Company is closely monitoring this global health crisis and will continue to reassess its strategy and operational structure on a regular, ongoing basis as the situation evolves.
The scale and scope of the COVID-19 pandemic has heightened and may continue to heighten the potential adverse effects on our business, operating results, cash flows and/or financial condition described in certain risk factors contained in our 2019 Annual Report on Form 10-K, Q1 Form 10-Q, and March 2020 Form 8-K, including the impact of:
•a disruption to our growth strategy of opening new stores and expanding our operations, including as a result of temporarily pausing new store openings;
•our failure to recruit and retain vision care professionals for our stores in general and in light of the pandemic;
•an inability to staff stores in areas of the country where the population is acutely affected by the COVID-19 pandemic, including the possibility that we may limit hours at, or temporarily close, stores that we are unable to staff sufficiently;
•a failure to adhere to existing laws and regulations or newly enacted state, local and federal vision care or healthcare laws and regulations in response to COVID-19 and exposure to potential lawsuits as a result of any associate deaths or illness;
•an inability to maintain sufficient levels of cash flow from our operations to fund our business and growth strategy and the diminished availability of credit, higher cost of borrowing and lack of confidence in equity markets could make it more difficult for us to obtain additional financing on terms that are favorable to us;
•a disruption to our distribution centers or optical laboratories, including those of our suppliers, could result in delays in the receipt of inventory and the delivery of merchandise, higher costs, longer lead times and impact the ability to fulfill customer orders;
•travel restrictions and the shutdown of certain businesses on our suppliers and their sourcing operations and pricing practices;
•the reduction in our marketing, advertising and promotional efforts as part of cost management could cause us to have difficulty in retaining existing customers and attracting new customers;
•any significant failure, inadequacy, interruption or security breach on our information technology systems, as well as those of our vendors;

•the impact of our substantial lease obligations, including negotiations with landlords during our temporary store closings, and our high occupancy costs reducing cash available for other purposes and limiting our flexibility;
•any significant future reductions or volatility in consumer demand for one or more of our products, which may be caused by, among other things, the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, financial hardship, or a shift in customer behavior toward purchasing the products we offer from competitors who may have not closed their stores to the public or who may focus entirely on selling their products online;
•the impact on our peak shopping quarters in the first half of the year and resulting impact on our annual operating results;
•the distinct risks our e-commerce business faces, including changes in consumer behavior during the COVID-19 pandemic; and
•significant operating and financial restrictions, including financial maintenance and restrictive covenants, in our recently amended credit agreement and restrictions in the indenture governing our outstanding convertible notes, that may limit the ability of us and our subsidiaries, under certain circumstances, to, among other things, incur additional indebtedness; engage in certain fundamental changes, including mergers or consolidations; make acquisitions, investments, loans or advances; pay or modify the terms of certain indebtedness; limitations in how we conduct our business; and our ability to raise additional debt or equity financing.
In addition, the COVID-19 pandemic may adversely impact our business and financial condition in other areas, including:
 Operational Impacts
•new or escalated government or regulatory responses in markets where we manufacture, sell or distribute our products, or in the markets of third parties on which we rely, could prevent or disrupt our business operations;
•a future shutdown of one or more retail operations, distribution or laboratory facilities as a result of illness, government restrictions or other workforce disruptions;
•continued higher costs in certain areas such as distribution, employee compensation, as well as incremental costs associated with newly added health screenings, temperature check, and enhanced cleaning and sanitation protocols to protect our associates, optometrists and customers; and
•our operations could be disrupted if key members of our senior management or a significant percentage of our workforce or the workforce of our outsourced laboratories or suppliers are unable to continue to work because of illness, government directives or otherwise. In addition, the interruption of our or their system capabilities could result in a deterioration of our ability to fulfill and sell our products and services, provide customer service or perform other necessary business functions. Having shifted to remote working arrangements, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities that are less uniform than in our dedicated workspaces.
Financial Impacts
•As described below, we anticipate that our financial results will continue to be materially impacted for the duration of the COVID-19 pandemic. While we believe that the long-term fundamentals of our business are largely unchanged, and anticipate that our operating results in future fiscal years will begin to reflect a more normal operating environment, the current economic and public health climate has created a high degree of uncertainty.
•Revenues. We expect that the impact of COVID-19 on general economic activity will negatively affect our Owned & Host and Legacy segment total revenues. We began to experience this impact in March 2020 and more significantly in the second quarter of 2020. We also expect this impact could further persist for the remainder of 2020 and possibly beyond, but the degree of the impact will depend on the extent and duration of the pandemic and the resulting economic contraction. As a result of the anticipated impact of the pandemic on our total revenues, we expect a decrease in our comparable store sales and adjusted comparable store sales figures for the fiscal year 2020.

•Costs applicable to revenue. As a result of COVID-19 and the temporary closing of our stores to the public, we experienced a change in our product sales mix with an increase in the share of contact lens sales compared to eyeglasses as contact lenses tend to be easier for a customer to select and order online compared to eyeglasses. Higher contact lens sales mix results in an increase in overall cost of products as a percentage of revenues as contact lenses have higher cost of sales as a percentage of revenues compared to eyeglasses. Due to reductions in revenues expected in the current year, we also expect to recognize lower vendor rebates which will unfavorably impact cost of products as a percentage of net product sales. Additionally, as a result of the lower production levels seen at our central laboratories and distribution centers, our costs of sales as a percentage of revenues have increased from higher allocation of fixed costs. For fiscal year 2020, we also expect our cost of sales as a percentage of revenues to increase compared to prior years as a result of lower eye exam revenues and lower Legacy management fees earned while incurring costs for ophthalmologists, optometrists and optical technicians at a rate typically associated with a normal level of operations.
•Selling, general and administrative. We have incurred and will continue to incur, general and administrative expenses primarily related to occupancy costs of our stores, advertising expenses, payroll related to store associates and unallocated corporate overhead expenses such as payroll, consulting and professional fees and incremental costs directly related to adapting the Company’s operations during the COVID-19 pandemic. We may experience elevated frequency and severity in our workers’ compensation claims liabilities by workers who demonstrate that the injury or illness arose both out of and in the course of their employment. We expect selling, general and administrative expenses as a percentage of revenues to increase compared to previous years primarily due to an overall decrease in revenues for fiscal year 2020.
•Asset impairment. The Company considered the disruption in the economy experienced during the six months ended June 27, 2020 and expected to persist through the end of the current fiscal year in recording asset impairments. We evaluate impairment of long-lived tangible and ROU store assets at the store level and consider multiple factors including financial performance of the stores, regional and local business climates, future plans for the store operations and other qualitative factors. Asset fair values used in impairment are determined using an income approach based on discounted cash flows, which requires estimates and assumptions related to forecasted store revenue growth rates and store profitability. A significant decrease in the estimated cash inflows from our stores in future periods could affect the recoverability of our store level assets as well as other intangible assets of the Company such as goodwill, trademarks and customer relationship. Lower cash flows compared to estimates would lead to a material increase in the asset impairment expense recorded by the Company.
During the three and six months ended June 27, 2020, the Company evaluated whether a triggering event related to goodwill impairment had occurred because of the broad impacts of the COVID-19 pandemic. The Company expects the COVID-19 pandemic will continue to negatively affect its results of operations for fiscal year 2020. The Company has concluded a triggering event did not occur during the three and six months ended June 27, 2020, and, as a result, no interim impairment testing was required. However, as previously noted, the COVID-19 pandemic has had a material adverse effect on the Company’s business, and future conditions are highly uncertain. Future unfavorable developments may cause the Company to recognize an impairment of its goodwill. The Company will continue to evaluate the effects of the COVID-19 pandemic on its business.

•Interest expense. On May 5, 2020, we entered into an amendment to our credit facility in order to suspend certain financial maintenance covenants contained therein for a specified period. In connection with the amendment, margins upon which interest is calculated on amounts outstanding under the facility were increased and the Company agreed to limit its ability to engage in certain transactions during the covenant suspension period, including the ability to declare or pay dividends, incur additional debt and make investments and dispositions. On May 12, 2020, we completed the sale of $402.5 million in aggregate principal amount of 2.50% Convertible Senior Notes due 2025 between the Company and U.S. Bank National Association, as trustee. The proceeds from the 2025 Notes offering was used to repay all outstanding amounts of the revolving credit facility and $75.0 million to partially repay the term loan. The partial repayments of our LIBOR based long-term debt obligations and margin amendments made to the term loan resulted in a partial de-designation of one interest rate swap and the interest rate collar. All of the above noted measures impacted and are expected to continue to materially impact the Company’s interest expense in 2020 and later. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources” section above for more information. Lastly, we are continuing to evaluate additional operational and financial measures that we may elect to take as we continue to respond to the impact of COVID-19 on our business. There can be no assurance whether or when any such measures will be adopted.
•Inflation. It is possible that changes in economic conditions and steps taken by the federal government and the Federal Reserve in response to COVID-19 could lead to higher inflation than we had anticipated, which could in turn lead to an increase in our costs of products and services and other operating expenses. To date, changes in material prices and general inflation have not materially impacted our business.
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, accelerates a company’s ability to recover AMT refundable credits that otherwise could have been claimed in 2020 and 2021, to 2018 and 2019, with an option to elect recovery of the full credit amount for 2018. The CARES Act also includes a technical correction wherein qualified improvement property placed in service in 2018 and after is eligible for 100% bonus depreciation. It also contains provisions for deferral of the employer portion of social security taxes incurred through the end of calendar 2020 and an employee retention credit, a refundable payroll credit for 50% of wages and health benefits, up to a maximum of $10 thousand per employee, paid to employees not providing services due to the COVID-19 pandemic. As a result of the CARES Act, we deferred qualified payroll taxes and claimed the employee retention credit. Based on our preliminary analysis of the CARES Act, we recognized a benefit of $10.8 million for the three and six months ended June 27, 2020 for employee retention credits. We will continue to assess our treatment of the CARES Act to the extent additional guidance and regulations are issued, the further applicability of the CARES Act to the Company, and the potential impacts on our business. There can be no assurance that we will qualify for additional benefits available under the CARES Act.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
Exhibit Index

Exhibit No.	Exhibit Description
3.1	Second Amended and Restated Certificate of Incorporation of National Vision Holdings, Inc. -incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 31, 2017.
3.2	Second Amended and Restated Bylaws of National Vision Holdings, Inc. -incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 31, 2017.
4.1	Indenture, dated as of May 12, 2020, between National Vision Holdings, Inc. and U.S. Bank National Association, as trustee -incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 12, 2020.
4.2	Form of 2.50% Convertible Senior Note due 2025 -included in Exhibit A in and incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 12, 2020.
10.1
Amendment No. 1, dated as of May 5, 2020, to the Amended and Restated Credit Agreement, dated as of July 18, 2019 by and among Nautilus Acquisition Holdings, Inc., National Vision, Inc., certain subsidiaries of National Vision, Inc., as guarantors, Bank of America, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto. -incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed on May 7, 2020.

10.2	Amendment 4 to the Management & Services Agreement between Walmart, Inc. and National Vision, Inc. effective as of July 17, 2020 -incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2020.
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the Company’s Quarterly report on Form 10-Q for the quarter ended June 27, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Vision Holdings, Inc.

Dated: August 6, 2020	By:	/s/ L. Reade Fahs
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 6, 2020	By:	/s/ Patrick R. Moore
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)