Form 10-Q
period 2020-09-26
National Vision Holdings, Inc.
filed 2020-11-05
CIK 1710155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2020
Common stock, $0.01 par value	81,020,333

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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth in Part II, Item 1A - “Risk Factors” in this Form 10-Q, the Form 10-Q filed on May 7, 2020, and the Form 10-Q filed on August 6, 2020, Part I, Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 28, 2019 (the “2019 Annual Report on Form 10-K”) and Item 8.01 - “Supplemental Risk Factor” on Form 8-K filed on March 19, 2020, as filed with the Securities and Exchange Commission (the “SEC”), as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov, and also include the following:
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
•potential dilution to existing stockholders upon the conversion of our convertible notes; and
•risks related to owning our common stock, including our ability to comply with requirements to design and implement and maintain effective internal controls.
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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of September 26, 2020 and December 28, 2019
In Thousands, Except Par Value
(Unaudited)

ASSETS	As of September 26, 2020	As of December 28, 2019
Current assets:
Cash and cash equivalents	$377,007	$39,342
Accounts receivable, net	49,678	44,475
Inventories	111,700	127,556
Prepaid expenses and other current assets	17,050	23,266
Total current assets	555,435	234,639

Property and equipment, net	330,356	366,767
Other assets:
Goodwill	777,613	777,613
Trademarks and trade names	240,547	240,547
Other intangible assets, net	51,384	56,940
Right of use assets	335,860	348,090
Other assets	16,318	8,129
Total non-current assets	1,752,078	1,798,086
Total assets	$2,307,513	$2,032,725
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,629	$40,782
Other payables and accrued expenses	125,278	82,829
Unearned revenue	44,723	28,002
Deferred revenue	56,846	55,870
Current maturities of long-term debt and finance lease obligations	3,537	13,759
Current operating lease obligations	57,036	51,937
Total current liabilities	356,049	273,179

Long-term debt and finance lease obligations, less current portion and debt discount	648,138	555,933
Non-current operating lease obligations	320,155	331,769
Other non-current liabilities:
Deferred revenue	20,773	21,530
Other liabilities	23,686	13,731
Deferred income taxes, net	73,749	60,146
Total other non-current liabilities	118,208	95,407
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 81,917 and 80,603 shares issued as of September 26, 2020 and December 28, 2019, respectively; 80,989 and 79,678 shares outstanding as of September 26, 2020 and December 28, 2019, respectively	818	805
Additional paid-in capital	790,188	700,121
Accumulated other comprehensive loss	(5,944)	(3,814)
Retained earnings	107,801	107,132
Treasury stock, at cost; 928 and 925 shares as of September 26, 2020 and December 28, 2019, respectively	(27,900)	(27,807)
Total stockholders’ equity	864,963	776,437
Total liabilities and stockholders’ equity	$2,307,513	$2,032,725
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three and Nine Months Ended September 26, 2020 and September 28, 2019
In Thousands, Except Earnings Per Share
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenue:
Net product sales	$403,336	$355,789	$1,005,884	$1,096,482
Net sales of services and plans	82,017	76,113	209,180	226,086
Total net revenue	485,353	431,902	1,215,064	1,322,568
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	148,274	144,518	402,279	444,177
Services and plans	62,535	59,984	167,864	174,801
Total costs applicable to revenue	210,809	204,502	570,143	618,978
Operating expenses:
Selling, general and administrative expenses	190,518	190,290	520,841	566,444
Depreciation and amortization	22,236	22,336	68,970	63,570
Asset impairment	7,150	3,516	20,916	7,387
Litigation settlement	—	—	4,395	—
Other expense (income), net	(154)	146	(312)	975
Total operating expenses	219,750	216,288	614,810	638,376
Income from operations	54,794	11,112	30,111	65,214
Interest expense, net	12,475	7,873	35,432	25,902
Debt issuance costs	—	—	136	—
Loss on extinguishment of debt	—	9,786	—	9,786
Earnings (loss) before income taxes	42,319	(6,547)	(5,457)	29,526
Income tax provision (benefit)	7,030	(7,739)	(6,655)	647
Net income	$35,289	$1,192	$1,198	$28,879

Earnings per share:
Basic	$0.44	$0.02	$0.01	$0.37
Diluted	$0.42	$0.01	$0.01	$0.35
Weighted average shares outstanding:
Basic	80,676	78,474	80,376	78,387
Diluted	83,795	81,561	82,718	81,510

Comprehensive income:
Net income	$35,289	$1,192	$1,198	$28,879
Unrealized gain (loss) on hedge instruments	1,894	681	(2,853)	(2,837)
Tax provision (benefit) of unrealized gain (loss) on hedge instruments	483	175	(723)	(727)
Comprehensive income (loss)	$36,700	$1,698	$(932)	$26,769
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
For the Three and Nine Months Ended September 26, 2020
In Thousands
(Unaudited)

	Three and Nine Months Ended September 26, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balances at December 28, 2019	79,678	$805	$700,121	$(3,814)	$107,132	$(27,807)	$776,437
Cumulative effect of change in accounting principle	—	—	—	—	(529)	—	(529)
Balances at December 28, 2019 - as adjusted	79,678	805	700,121	(3,814)	106,603	(27,807)	775,908
Issuance of common stock	602	6	5,114	—	—	—	5,120
Stock based compensation	—	—	2,066	—	—	—	2,066
Purchase of treasury stock	(2)	—	—	—	—	(74)	(74)
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	(6,602)	—	—	(6,602)
Net income	—	—	—	—	9,742	—	9,742
Balances at March 28, 2020	80,278	$811	$707,301	$(10,416)	$116,345	$(27,881)	$786,160
Issuance of common stock	137	1	877	—	—	—	878
Stock based compensation	—	—	3,324	—	—	—	3,324
Conversion option related to convertible senior notes, net of allocated costs and tax	—	—	71,349	—	—	—	71,349
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	3,061	—	—	3,061
Net income (loss)	—	—	—	—	(43,833)	—	(43,833)
Balances at June 27, 2020	80,415	$812	$782,851	$(7,355)	$72,512	$(27,881)	$820,939
Issuance of common stock	575	6	4,474	—	—	—	4,480
Stock based compensation	—	—	2,863	—	—	—	2,863
Purchase of treasury stock	(1)	—	—	—	—	(19)	(19)
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	1,411	—	—	1,411
Net income	—	—	—	—	35,289	—	35,289
Balances at September 26, 2020	80,989	$818	$790,188	$(5,944)	$107,801	$(27,900)	$864,963
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
For the Three and Nine Months Ended September 28, 2019
In Thousands
(Unaudited)

	Three and Nine Months Ended September 28, 2019
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

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 26, 2020 and September 28, 2019
In Thousands
(Unaudited)

	Nine Months Ended
	September 26, 2020	September 28, 2019
Cash flows from operating activities:
Net income	$1,198	$28,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,970	63,570
Amortization of debt discount and deferred financing costs	7,248	1,071
Asset impairment	20,916	7,387
Deferred income tax expense (benefit)	(6,735)	651
Stock based compensation expense	8,335	10,840
Losses (gains) on change in fair value of derivatives	4,596	—
Inventory adjustments	3,502	3,065
Credit loss expense	482	6,265
Loss on extinguishment of debt	—	9,786
Other	1,665	1,963
Changes in operating assets and liabilities:
Accounts receivable	(5,685)	(6,023)
Inventories	12,354	1,063
Other assets	2,538	11,373
Accounts payable	27,847	1,694
Deferred revenue	219	7,068
Other liabilities	56,266	22,286
Net cash provided by operating activities	203,716	170,938
Cash flows from investing activities:
Purchase of property and equipment	(40,837)	(76,472)
Other	323	564
Net cash used for investing activities	(40,514)	(75,908)
Cash flows from financing activities:
Borrowings on long-term debt, net of discounts	548,769	566,550
Repayments on long-term debt	(369,269)	(564,300)
Proceeds from exercise of stock options	10,478	9,992
Purchase of treasury stock	(93)	(25,000)
Payments of debt issuance costs	(12,462)	(2,930)
Payments on finance lease obligations	(2,517)	(2,054)
Net cash provided by (used for) financing activities	174,906	(17,742)
Net change in cash, cash equivalents and restricted cash	338,108	77,288
Cash, cash equivalents and restricted cash, beginning of year	40,307	17,998
Cash, cash equivalents and restricted cash, end of period	$378,415	$95,286

Supplemental cash flow disclosure information:
Cash paid for interest	$19,508	$25,182
Capital expenditures accrued at the end of the period	$13,516	$13,808
Right of use assets acquired under finance leases	$1,257	$9,551
Right of use assets acquired under operating leases	$45,154	$84,643
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Description of Business and Basis of Presentation

Nature of Operations
National Vision Holdings, Inc. (“NVHI,” the “Company,” “we,” “our,” or “us”) is a holding company whose operating subsidiaries include its indirect wholly owned subsidiary, National Vision, Inc. (“NVI”) and NVI’s direct wholly owned subsidiaries. We are a leading value retailer of eyeglasses and contact lenses in the United States and its territories. We operated 1,201 and 1,151 retail optical locations as of September 26, 2020 and December 28, 2019, respectively, through our five store brands, including America’s Best Contacts and Eyeglasses (“America’s Best”), Eyeglass World, Vista Optical locations on select U.S. Army/Air Force military bases (“Military”) and within select Fred Meyer stores, and our management & services arrangement with Walmart (“Legacy”).
Basis of Presentation
We prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and, therefore, do not include all information and disclosures required by U.S. GAAP for complete consolidated financial statements. The condensed consolidated balance sheet as of December 28, 2019 has been derived from the audited consolidated balance sheet for the fiscal year then ended. These condensed consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of September 26, 2020, the consolidated results of operations and comprehensive income, the statements of changes in stockholders’ equity for the three and nine months ended September 26, 2020 and September 28, 2019, and its statements of cash flows for the nine months ended September 26, 2020 and September 28, 2019.
Certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted; however, we believe that the disclosures included herein are sufficient for a fair presentation of the information presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the fiscal year ended December 28, 2019 included in the 2019 Annual Report on Form 10-K. The Company’s significant accounting policies are set forth in Note 1 within those consolidated financial statements. We use the same accounting policies in preparing interim condensed consolidated financial information and annual consolidated financial statements. There were no changes to our significant accounting policies during the nine months ended September 26, 2020, except for the adoption of Accounting Standards Update (“ASU”) No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract and ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. See “Adoption of New Accounting Pronouncements” below for further discussion.
The condensed consolidated financial statements include our accounts and those of our subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.
Refer to Note 4. “Long-term Debt” for information on convertible debt issued in the second quarter of 2020.
Refer to Note 5. “Interest Rate Derivatives” for information on changes in our assessment of hedge effectiveness in fiscal year 2020 and for information on our accounting for hedge ineffectiveness.
Fiscal Year
Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31. Fiscal year 2020 contains 53 weeks and will end on January 2, 2021. All three and nine month periods presented herein contain 13 and 39 weeks, respectively. All references to years and quarters relate to fiscal periods rather than calendar periods.

Seasonality
The consolidated results of operations for the three and nine months ended September 26, 2020 and September 28, 2019, are not necessarily indicative of the results to be expected for the full fiscal year due to seasonality and uncertainty of general economic conditions that may impact our key end markets. Historically, our business has realized a higher portion of net revenue, income from operations, and cash flows from operations in the first half of the year, and a lower portion of net revenue, income from operations, and cash flows from operations in the fourth fiscal quarter. The first half seasonality is attributable primarily to the timing of our customers’ personal income tax refunds and annual health insurance program start/reset periods. Seasonality related to fourth quarter holiday spending by retail customers generally does not impact our business. Our quarterly consolidated results generally may also be affected by the timing of new store openings, store closings, and certain holidays. Due to the temporary closure of our stores for a portion of the first half of 2020, the COVID-19 pandemic has caused changes in fiscal year 2020 seasonality and may cause changes beyond 2020 to the seasonality we have historically experienced.
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
Asset Impairment
We evaluate impairment of long-lived tangible and right of use (“ROU”) store assets at the store level, which is the lowest level at which independent cash flows can be identified, when events or conditions indicate the carrying values of such assets may not be recoverable. In making this evaluation, we may consider multiple factors including financial performance of the stores, regional and local business climates, future plans for the store operations and other qualitative factors. If the store’s projected undiscounted net cash flows expected to be generated by the related assets over the life of the primary asset within the asset group (generally leasehold improvements) are less than the carrying value of the subject assets, we determine an estimate of the fair value of the asset group using an income approach based on discounted cash flows, which require estimates and assumptions related to forecasted store revenue growth rates and store profitability. The cash flows used in estimating fair value were discounted using market rates from 6.3% to 8%. If the fair value of the asset group is less than its carrying value, the loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long lived asset of the group shall not reduce the carrying amount of that asset below its fair value. We consider market-based indications of prevailing rental rates for retail space when estimating the fair values of ROU assets. A decrease in the estimated cash flows would lead to a lower fair value measurement, as would an increase in the discount rate. These non-recurring fair value measurements are classified as Level 3 measurements in the fair value hierarchy.
We identified indicators of impairment of certain stores and other assets and recorded $7.2 million and $20.9 million of related asset impairment charges during the three and nine months ended September 26, 2020, respectively, in Corporate/Other segment. These impairment charges were primarily driven by lower than projected customer sales volume in certain stores; we also considered the historical performance of the stores before the temporary store closures in response to the COVID-19 pandemic, the effect of store closures and uncertainty in store revenues over the remaining useful life of the asset group as a result of the COVID-19 pandemic. The estimated remaining fair value of the impaired assets was $28.1 million as of September 26, 2020; this value includes fair value estimates related to impairments recorded in the first and second quarters of 2020. Substantially all of the remaining fair value of the impaired store assets in fiscal year 2020 represents the fair value of ROU assets. The asset impairment expense for the nine months ended September 26, 2020 also includes $1.1 million related to a write-off of certain software assets that were deemed to be obsolete due to a decision to cease further development.
Income Taxes
Our income tax provision for the three months ended September 26, 2020 reflected our statutory federal and state rate of 25.5%, offset by a discrete benefit of $3.0 million associated primarily with stock option exercises. Our income tax benefit for the nine months ended September 26, 2020 reflected our statutory federal and state rate of 25.5%, combined with a discrete benefit of $6.0 million associated primarily with stock option exercises. In comparison, the income tax provision associated with the three and nine months ended September 28, 2019 reflected income tax expense at our statutory federal and state rate of 25.6% and was reduced by discrete benefits resulting from stock option exercises of $6.3 million and a $7.7 million, respectively.
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, accelerates a company’s ability to recover Alternative Minimum Tax (“AMT”) refundable credits that otherwise could have been claimed in 2020 and 2021, to 2018 and 2019, with an option to elect recovery of the full credit amount for 2018. The Company has elected to apply the AMT refundable credit provision of the CARES Act and has reclassified $1.3 million of AMT credits from Deferred income taxes, net as of December 28, 2019 to Prepaid expenses and other assets as of September 26, 2020. The CARES Act also includes a technical correction wherein qualified improvement property placed in service in 2018 and after is eligible for 100% bonus depreciation. This provision of the CARES Act resulted in an increase in our NOL carry-forwards with an offsetting increase in our gross deferred tax liability relating to property and equipment of approximately $25.0 million as of September 26, 2020. In addition, as a result of the employee retention credits made available under the CARES Act for U.S. employees the Company recognized $0.2 million as a reduction to SG&A during the three months ended September 26, 2020, and recognized $0.4 million as a reduction to costs of products, $6.2 million as a reduction to costs of services and plans, and $4.4 million as a reduction to SG&A during the nine months ended September 26, 2020. The Company recognizes government grants for which there is a reasonable assurance of compliance with grant conditions and receipt of credits. We believe there is a reasonable assurance that the Company will comply with the relevant conditions of the employee retention credit provision of the CARES Act, and that we will receive the credits for which we have applied. We elected to offset credits recognized under the CARES against against payroll taxes that would otherwise be payable. We will continue to assess our treatment of the CARES Act to the extent additional guidance and regulations are issued, the further applicability of the CARES Act to the Company, and the potential impacts on our business.
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
We adopted ASU No. 2016-13 as of December 29, 2019 (the first day of fiscal year 2020), using the modified retrospective approach without adjusting the comparative periods presented. Upon adoption, the Company recorded a $0.7 million increase to the allowance for credit losses as a result of increases in our allowance for credit losses of notes receivable. Refer to Note 7. “Equity in Assets of Non-Consolidated Investee” for more information on our non-consolidated investee’s secured convertible promissory note. After adjusting for deferred taxes, we recorded a $0.5 million decrease in Retained earnings through a cumulative-effect adjustment. Adoption of this new guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows.
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
Convertible Instruments and Contracts in an Entity’s Own Equity. In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). This new guidance simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity’s own equity. ASU 2020-06 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021, with early adoption possible for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020. We are currently evaluating the effect of this guidance and are considering early adoption of this guidance in our fiscal year beginning January 3, 2021; ultimate decisions regarding the timing of adoption are subject to further evaluation.

2. Details of Certain Balance Sheet Accounts

In thousands	As of September 26, 2020	As of December 28, 2019
Accounts receivable, net:
Trade receivables	$25,448	$28,635
Credit card receivables	18,470	14,173
Other receivables	6,300	4,707
Allowance for credit losses	(540)	(3,040)
	$49,678	$44,475

In thousands	As of September 26, 2020	As of December 28, 2019
Inventories:
Raw materials and work in process (1)	$50,394	$65,179
Finished goods	61,306	62,377
	$111,700	$127,556
(1)Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not separately present raw materials and work in process.

In thousands	As of September 26, 2020	As of December 28, 2019
Property and equipment, net:
Land and building	$3,624	$3,632
Equipment	198,601	188,593
Information technology hardware and software	116,232	115,283
Furniture and fixtures	55,068	55,146
Leasehold improvements	215,598	213,124
Construction in progress	21,743	26,517
Right of use assets under finance leases	37,162	36,437
	648,028	638,732
Less: Accumulated depreciation	317,672	271,965
	$330,356	$366,767

In thousands	As of September 26, 2020	As of December 28, 2019
Other payables and accrued expenses:
Employee compensation and benefits	$45,532	$28,347
Advertising	2,164	2,919
Self-insurance liabilities	9,378	8,403
Reserves for customer returns and remakes	7,266	7,158
Capital expenditures	13,516	6,782
Legacy management & services agreement	5,030	4,461
Fair value of derivative liabilities	6,109	6,382
Supplies and other store support expenses	3,098	2,926
Litigation settlements	8,302	3,840
Lease concessions	6,319	—
Other	18,564	11,611
	$125,278	$82,829

In thousands	As of September 26, 2020	As of December 28, 2019
Other non-current liabilities:
Fair value of derivative liabilities	$9,324	$1,603
Self-insurance liabilities	8,360	7,283
Other (1)	6,002	4,845
	$23,686	$13,731
(1) Includes CARES Act deferred employer payroll taxes in the amount of $3.5 million as of September 26, 2020.

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
Long-term Debt - 2025 Notes
The Company has $402.5 million in aggregate principal amount of 2.50% convertible senior notes due on May 15, 2025 (the “2025 Notes”) issued and outstanding as of September 26, 2020. The estimated fair value of the 2025 Notes was approximately $560.9 million as of September 26, 2020. The estimated fair value of the 2025 Notes is based on the prices the 2025 Notes have traded in the market as of September 26, 2020, as well as overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates, and represents a Level 2 measurement. Refer to Note 4. “Long-term Debt” for more information on the 2025 Notes.
Finance Lease Obligations
The fair value of finance lease obligations is based on estimated future contractual cash flows discounted at an appropriate market rate of interest (Level 2 inputs). The estimated fair values of our finance leases were $35.6 million and $38.2 million as of September 26, 2020 and December 28, 2019, respectively, compared to carrying values of $31.6 million and $33.3 million, respectively.
Interest Rate Derivatives
We recognize as assets or liabilities at fair value the estimated amounts we would receive or pay upon a termination of interest rate derivatives prior to their scheduled expiration dates. Fair value is based on information that is model-driven and whose inputs are observable (Level 2 inputs). Refer to Note 5. “Interest Rate Derivatives” for more information.

4. Long-term Debt

Long-term debt consists of the following:

In thousands	As of September 26, 2020	As of December 28, 2019
2025 Notes, due May 15, 2025	$402,500	$—
Term loan, due July 18, 2024	317,375	392,375
Revolving credit facility, due July 18, 2024	—	148,000
Long-term debt before debt discount	719,875	540,375
Unamortized discount and issuance costs - 2025 Notes	(97,507)	—
Unamortized discount and issuance costs - term loan	(2,303)	(3,979)
Long-term debt less debt discount	620,065	536,396
Less current maturities	—	(10,500)
Long-term debt - non-current portion	620,065	525,896
Finance lease obligations	31,610	33,296
Less current maturities	(3,537)	(3,259)
Long-term debt and finance lease obligations, less current portion and debt discount	$648,138	$555,933
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

The 2025 Notes will initially be convertible at a conversion rate of 32.0783 shares of common stock per $1,000 principal amount of 2025 Notes, which is equivalent to an initial conversion price of approximately $31.17 per share of common stock. The conversion rate is subject to adjustment upon certain events. The Company can choose to settle upon conversion in cash, shares or a combination. Based on the initial conversion rate, the 2025 Notes are convertible into 12.9 million shares of our common stock and we reserved for the possible issuance of 16.5 million shares, which is the maximum amount that could be issued upon conversion. As of September 26, 2020, the “if-converted value” exceeded the principal amount of the 2025 Notes by $73.3 million. See Note 12. “Earnings Per Share” for the treatment of earnings per share in relation to the 2025 Notes.
In accordance with accounting guidance on embedded conversion features indexed to and settled in equity, the Company valued and bifurcated the conversion option associated with the 2025 Notes from the respective host debt instrument, which is referred to as debt discount, and initially recorded the post-tax conversion option of $73.5 million ($95.2 million pre-tax) for the 2025 Notes in stockholders’ equity. The resulting debt discount on the 2025 Notes is amortized to interest expense using the effective interest rate method over the contractual term of the 2025 Notes. The Company allocated post-tax debt issuance costs of $2.2 million ($2.7 million pre-tax) to the equity component and the remaining debt issuance costs of $8.9 million are amortized to interest expense under the effective interest rate method at 9.09% over the contractual term of the 2025 Notes. We recognized $6.8 million and $10.4 million in interest expense for the interest coupon and amortization of debt discount and issuance costs during the three and nine months ended September 26, 2020, respectively. As of September 26, 2020, the remaining period for the unamortized debt discount balance was approximately five years.
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

In addition, the Credit Agreement was amended pursuant to the Credit Agreement Amendment to, among other things, (i) limit the flexibility of NVI and Holdings with respect to certain transactions during the covenant suspension period, including the ability to declare or pay dividends, incur debt and make investments and dispositions, (ii) require prepayments of the term loans under certain circumstances during the covenant suspension period from the net proceeds from debt or equity capital markets transactions by the Company (with the amount of the term loans to be paid down equal to $75 million from the first $400 million of capital raised and 50% of any proceeds above such amount) and (iii) restrict NVI’s ability to borrow under the revolving credit facility if unrestricted cash and cash equivalents exceeds $50 million (and, in the event of any such excess, to require a mandatory prepayment of such amount). Also pursuant to the Credit Agreement Amendment, the margins upon which interest is calculated for the term loans were amended to a range of 1.75% to 2.75% (for LIBOR Loans) and 0.75% to 1.75% (for ABR Loans), in each case based on NVI’s Consolidated First Lien Secured Debt to Consolidated EBITDA Ratio at such time, with such margins subject to an increase of 50 basis points in the event that either (i) the Company has not raised at least $135 million in additional proceeds from certain capital markets transactions within 30 days of the date of the Credit Agreement Amendment or (ii) Consolidated EBITDA for the most recently ended four quarters is less than $0.
On May 12, 2020, we fully repaid the outstanding amount on our revolving credit facility of $294.3 million and partially repaid $75 million on the term loan. As a result of the repayments made in 2020 and the $25.0 million principal prepayment in 2019, the Company has no additional mandatory principal payments on the term loan until maturity on July 18, 2024. As a result of the repayment of the outstanding balance on our revolving credit facility, the Company reclassified a proportionate share of unamortized debt issuance costs to Other assets.
We were in compliance with all covenants related to our long-term debt as of September 26, 2020.
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
During the second quarter of 2020, as a result of the partial repayment of the Company’s LIBOR based debt balances, certain forecasted hedged transactions were deemed not probable of occurring. The Company subsequently discontinued hedge accounting on $78.0 million of interest rate swap notional and $58.0 million of interest rate collar notional, reclassifying net unrealized losses of approximately $2.5 million from AOCL to interest expense, net during the nine months ended September 26, 2020. Additionally, due to changes in the interest rates applicable to the Company’s term loan and revolver, the interest rate collar ceased to be a highly effective hedge. Losses on the change in fair value of the interest rate collar of approximately $2.6 million were recorded in interest expense, net during the nine months ended September 26, 2020. Interest expense, net related to derivatives considered to be highly effective hedges for the three and nine months ended September 26, 2020 was $2.0 million and $5.9 million, respectively.
Changes in the cash flows of interest rate swap derivatives designated as hedges are expected to be highly effective in offsetting the changes in interest payments on a principal balance equal to the designated derivative’s notional amount, attributable to the hedged risk. Derivatives qualifying as hedges are included in the same section of the Condensed Consolidated Statements of Cash Flows as the underlying assets and liabilities being hedged. Cash flows during the nine months ended September 26, 2020 related to derivatives not qualifying as hedges were included in the operating section of the Condensed Consolidated Statements of Cash Flows and were not material. As of September 26, 2020, the Company expects to reclassify approximately $3.5 million of unrealized losses on derivative instruments, net of tax, from AOCL into earnings in the next 12 months as the derivative instruments mature. See Note 14. “Accumulated Other Comprehensive Loss” for further details.
Our positions related to interest rate derivative contracts are as follows:

In thousands	Balance Sheet Classification	As of September 26, 2020	As of December 28, 2019
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps	Other Payables and Accrued Expenses	$3,602	$6,382
Interest rate swaps	Other Liabilities	—	1,603
Total derivative liabilities designated as hedging instruments		$3,602	$7,985

Derivatives not designated as hedging instruments under ASC 815
Interest rate swap	Other Payables and Accrued Expenses	$584	$—
Interest rate collar	Other Payables and Accrued Expenses	1,923	—
Interest rate collar	Other Liabilities	9,324	—
Total derivative liabilities not designated as hedging instruments		$11,831	$—

6. Stock Incentive Plans
During the nine months ended September 26, 2020, the Company granted 158,206 stock options, 124,863 performance-based restricted stock units (“PSUs”) and 157,860 time-based restricted stock units (“RSUs”) to eligible employees under the National Vision Holdings, Inc. 2017 Omnibus Incentive Plan (the “2017 Omnibus Incentive Plan”). The time-based options granted in fiscal 2020 vest in three equal annual installments, with one-third of the total options vesting on each of the first, second, and third anniversaries of the grant date, subject to continued employment through the applicable vesting date. The PSUs granted in fiscal 2020 are settled after the end of the performance period (i.e., cliff vesting), which begins on the first day of our 2020 fiscal year and ends on the last day of our 2022 fiscal year, and are based on the Company’s achievement of certain performance targets. The RSUs granted in fiscal 2020 vest primarily in three equal installments.
During the nine months ended September 26, 2020, the Company granted 17,215 restricted stock awards (“RSAs”) to eligible members of the Company’s Board of Directors under the 2017 Omnibus Incentive Plan. The awards vest one year from the grant date.

7. Equity in Net Assets of Non-Consolidated Investee

The Company has an investment in a private start-up company whose principal business is licensing software to eyeglass retailers. We account for our interest in the investee’s reported net income or loss under the equity method of accounting and present these results in other expense (income), net in the Company’s condensed consolidated statements of operations. After adjusting the carrying value of our interest in the investee’s reported net losses, there is no remaining equity investment balance associated with this investee as of September 26, 2020.
On August 29, 2017, the investee issued a secured convertible promissory note to the Company, in the principal amount of $1.5 million, due on August 29, 2020. Upon adoption of ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments in the first quarter of 2020, the Company increased the allowance for credit losses related to the convertible promissory note to $1.5 million. After adjusting for the estimated credit losses, there was no remaining carrying value of the convertible promissory note as of September 26, 2020. Interest income associated with the note was immaterial for the three and nine months ended September 26, 2020 and September 28, 2019. In April 2020, the Company converted the promissory note to an equity investment. The equity investment has a carrying value of zero as of September 26, 2020.

8. Revenue from Contracts with Customers
The Company’s revenues are recognized either at the point of sale or upon delivery and customer acceptance, paid for at the time of sale in cash, credit card, or on account with managed care payors having terms generally between 14 and 120 days, with most paying within 90 days. Our point in time revenues include 1) retail sales of prescription and non-prescription eyewear, contact lenses and related accessories to retail customers (including those covered by managed care), 2) eye exams and 3) wholesale sales of inventory in which our customer is another retail entity. Revenues recognized over time primarily include product protection plans, eye care club memberships and management fees earned from our legacy partner.
The following disaggregation of revenues is based on the timing of revenue recognition:

	Three Months Ended		Nine Months Ended
In thousands	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenues recognized at a point in time	$447,403	$394,709	$1,111,118	$1,211,942
Revenues recognized over time	37,950	37,193	103,946	110,626
Total net revenue	$485,353	$431,902	$1,215,064	$1,322,568
Refer to Note 11. “Segment Reporting” for the Company’s disaggregation of net revenue by reportable segment. As the reportable segments are aligned by similar economic factors, trends and customers, the reportable segment disaggregation view best depicts how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors.

Contract Assets and Liabilities
The Company’s contract assets and contract liabilities primarily result from timing differences between the performance of our obligations and the customer’s payment.
Accounts Receivable
Accounts receivable associated with revenues consist primarily of trade receivables and credit card receivables. Trade receivables consist primarily of receivables from managed care payors and receivables from major retailers. While we have relationships with almost all vision care insurers in the United States and with all of the major carriers, currently, a relatively small number of payors comprise the majority of our managed care revenues, subjecting us to concentration risk. Accounts receivable are reduced by allowances for credit losses. Estimates of our allowance for credit losses are based on our historical and current operating, billing, and collection trends, as well as current conditions and reasonable and supportable forecasts about the future. Accounts receivable are written off after all collection attempts have been exhausted. Credit loss expense recognized on our receivables, which is presented in SG&A expenses in the Company’s condensed consolidated statements of operations, were approximately $0.1 million for the three months ended September 26, 2020 and $0.5 million for the nine months ended September 26, 2020 as compared to $2.4 million and $6.3 million for the three and nine months ended September 28, 2019, respectively.
The following table summarizes the activity of allowance for expected credit losses for the nine months ended September 26, 2020.

In thousands	Nine Months Ended September 26, 2020
Beginning balance as of December 28, 2019	$(3,040)
Current-period provision for expected credit losses	(482)
Write-offs charged against the allowance	775
Other adjustments (1)	2,207
Ending balance as of September 26, 2020	$(540)
(1) As part of our adoption of ASU 2016-13, we adjusted the allowance for certain amounts recognized in prior periods that no longer represented an allowance for credit losses. The adjustment was immaterial to the financial results of current and prior periods. See Note 2. “Details of Certain Balance Sheet Accounts” for further details.

Unsatisfied Performance Obligations (Contract Liabilities)
Our retail customers generally make payments for prescription eyewear products at the time they place an order. Amounts we collect in advance for undelivered merchandise are reported as unearned revenue in the accompanying condensed consolidated balance sheets. Unearned revenue at the end of a reporting period is estimated based on delivery times throughout the current month which generally range from approximately seven to 10 days; all unearned revenue at the end of a reporting period is recognized in the next fiscal period.
Our contract liabilities also consist of deferred revenue on services and plans obligations, primarily product protection plans and eyecare club memberships. The unamortized portion of amounts we collect in advance for these services and plans is reported as deferred revenue in the accompanying condensed consolidated balance sheets (current and non-current portions). Our deferred revenue balance as of September 26, 2020 was $77.6 million. We expect future revenue recognition of this balance of $20.4 million, $41.6 million, $12.5 million, $3.0 million, and $0.1 million in fiscal years 2020, 2021, 2022, 2023, and 2024, respectively. We recognized $27.9 million and $80.0 million of previously deferred revenues during the three and nine months ended September 26, 2020, respectively, and $27.9 million and $83.2 million during the three and nine months ended September 28, 2019, respectively.

9. Leases

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
During the second quarter of 2020, we reached rent concession agreements where certain of these concession arrangements included lease term extensions between three and 12 months. The Company has elected to account for lease concessions and deferrals resulting directly from the COVID-19 pandemic as though the enforceable rights and obligations to the deferrals existed in the respective contracts at lease inception and will not account for the concessions as lease modifications, unless the concession results in a substantial increase in the Company’s obligations. The majority of leases where we received a concession did not result in a substantial increase in our obligations. Lease concessions of $6.3 million were recorded in Other payables and accrued expenses as of September 26, 2020. See Note 2. “Details of Certain Balance Sheet Accounts” for further details.

In thousands		As of September 26, 2020	As of December 28, 2019
Type	Classification
	ASSETS
Finance	Property and equipment, net (a)	$25,537	$28,128
Operating	Right of use assets (b)	335,860	348,090
	Total leased assets	$361,397	$376,218
	LIABILITIES
	Current Liabilities:
Finance	Current maturities of long-term debt and finance lease obligations	$3,537	$3,259
Operating	Current operating lease obligations (c)	57,036	51,937
	Other non-current liabilities:
Finance	Long-term debt and finance lease obligations, less current portion and debt discount	28,073	30,037
Operating	Non-current operating lease obligations	320,155	331,769
	Total lease liabilities	$408,801	$417,002
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the net present value of minimum lease payments. We used the incremental borrowing rate on December 30, 2018, for operating leases that commenced prior to that date.

_________
(a) Finance lease assets are recorded net of accumulated amortization of $11.6 million and $8.3 million as of September 26, 2020 and December 28, 2019, respectively.
(b) TIA of $34.9 million and $35.2 million are treated as reductions of lease payments used to measure ROU assets as of September 26, 2020 and December 28, 2019, respectively. Deferred rent of $17.0 million and $15.0 million are treated as reductions of lease payments used to measure ROU assets as of September 26, 2020 and December 28, 2019, respectively.
(c) Current operating lease liabilities are measured net of TIA receivables of $3.9 million and $5.9 million as of September 26, 2020 and December 28, 2019, respectively.

	Three Months Ended		Nine Months Ended
In thousands	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Operating lease cost
Fixed lease cost (a)	$19,473	$18,542	$57,885	$54,955
Variable lease cost (b)	7,203	6,745	20,369	19,803
Sublease income(c)	(896)	(965)	(1,778)	(2,881)

Finance lease cost
Amortization of finance lease assets	1,143	1,176	3,424	3,231

Interest expense, net:
Interest on finance lease liabilities	826	903	2,550	2,689

Net lease cost	$27,749	$26,401	$82,450	$77,797

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

Lease Term and Discount Rate	As of September 26, 2020	As of December 28, 2019
Weighted average remaining lease term (months)
Operating leases	78	82
Finance leases	83	88
Weighted average discount rate (a)
Operating leases	4.7%	4.6%
Finance leases (b)	12.5%	13.1%

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

In thousands	Nine Months Ended September 26, 2020	Nine Months Ended September 28, 2019
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows - operating leases	$53,816	$55,817
The following table summarizes the maturity of our lease liabilities as of September 26, 2020:

In thousands	Operating Leases (a)	Finance Leases (b)
Fiscal Year
2020	$9,313	$1,358
2021	82,019	7,280
2022	74,613	7,215
2023	66,867	6,241
2024	57,690	4,673
Thereafter	151,914	16,459
Total lease liabilities	442,416	43,226
Less: Interest	65,225	11,616
Present value of lease liabilities(c)	$377,191	$31,610

(a) Operating lease payments include $63.0 million related to options to extend lease terms that are reasonably certain of being exercised.
(b) Finance lease payments include $1.7 million related to options to extend lease terms that are reasonably certain of being exercised.
(c) The present value of lease liabilities excludes $29.2 million of legally binding minimum lease payments for leases signed but not yet commenced.

10. Commitments and Contingencies

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
In May 2017, a complaint was filed against us and other defendants alleging, on behalf of a proposed class of consumers who purchased contact lenses online, that 1-800 Contacts, Inc. entered into a series of agreements with the other defendants, including our wholly-owned subsidiary, Arlington Contact Lens Service, Inc. (“AC Lens”), to suppress certain online advertising and that each defendant thereby engaged in anticompetitive conduct in violation of the Sherman Antitrust Act. We have settled this litigation for $7.0 million, without admitting liability. Accordingly, we recorded a charge for this amount in litigation settlement in the consolidated statement of operations during the second quarter of fiscal year 2017. On November 8, 2017, the court in the 1-800 Contacts matter entered an order preliminarily approving the settlement agreement, subject to a settlement hearing. Pursuant to this order, we deposited 50% of the settlement amount, or $3.5 million, into an escrow account, to be distributed subject to and in accordance the terms of the settlement agreement and any further order of the court. On May 15, 2020, the plaintiffs filed a motion seeking preliminary approval of their settlement with the remaining defendant, 1-800 Contacts, Inc., as well as conditional certification of the class and approval of the plan of distribution of settlement funds. This motion was granted by the court on June 3, 2020. The court held a hearing on plaintiffs’ motion for final approval of class action settlements, approval of the plan of distribution, and final certification of the settlement classes on October 20, 2020. There were no objections and the court entered final judgment and order of dismissal following the hearing. Based on that order, we deposited the final 50% of the settlement amount, $3.5 million, into the designated escrow account to be distributed subject to and in accordance with the settlement agreement.

In February 2019, we were served with a lawsuit by a former employee who alleges, on behalf of himself and a proposed class, several violations of California wage and hour laws and seeks unspecified alleged unpaid wages, monetary damages, injunctive relief and attorneys’ fees. On March 21, 2019, we removed the lawsuit from state court to the United States District Court for the Northern District of California. The plaintiff moved to remand the action to state court on April 18, 2019, and the Court denied this motion on July 8, 2019. On July 22, 2019, the plaintiff filed an amended complaint. On July 26, 2019, the parties filed a joint stipulation wherein the Company denied all claims in the amended complaint but joined the plaintiff in seeking a stay of further proceedings in the lawsuit based on the parties’ agreement to attend early mediation in an effort to avoid further costs and expenses of protracted litigation. The parties participated in mediation on February 19, 2020, but a resolution of the matter was not reached at that time. On February 27, 2020, following mediation, the parties agreed to a settlement of all claims alleged by the named claimant on behalf of himself and all putative class members and other aggrieved employees. The Company will pay $3.5 million as the gross settlement fund in connection with this settlement. This settlement was preliminarily approved by the court on April 29, 2020. A final approval hearing was conducted by the court on October 27, 2020. The court approved the settlement according to the terms of the parties’ agreement and final judgment and order of dismissal was then entered. The Company deposited the settlement amount, or $3.5 million, into the designated account pursuant to the terms of the settlement agreement.
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

11. Segment Reporting

The Company provides its principal products and services through two reportable segments: Owned & Host and Legacy. The Corporate/Other category includes the results of operations of our other operating segments, AC Lens and FirstSight, as well as corporate overhead support. The Reconciliations category represents other adjustments to reportable segment results necessary for the presentation of consolidated financial results in accordance with U.S. GAAP. We incurred $4.7 million and $7.8 million of costs in the three and nine months ended September 26, 2020, respectively, primarily for a tangible appreciation bonus paid to our customer-facing doctors and associates, as well as personal protective equipment and other supplies needed to operate our stores safely. Incremental expenses related to the COVID-19 pandemic are not allocated to the reportable segments, but are included in the Corporate/Other category.
On July 17, 2020, NVI and Walmart entered into Amendment 4 (“Walmart Amendment”) to the management & services agreement, to extend the current term and economics of the agreement by three years, to February 23, 2024, and provide that the agreement will automatically renew for an additional three year term unless, no later than seven months prior to the end of the term, one party gives the other party written notice of non-renewal. In addition, the Walmart Amendment deletes certain provisions that are no longer applicable and updates certain administrative provisions, including with respect to background checks, and adds an obligation for the Company to provide Walmart an annual compliance certificate regarding certain of the Company’s obligations and to provide Walmart certain inspection and audit rights. All other terms and conditions of the agreement remain in effect.

The following is a summary of certain financial data for each of our segments. Reportable segment information is presented on the same basis as our condensed consolidated financial statements, except for net revenue and associated costs applicable to revenue, which are presented on a cash basis, including point of sales for managed care payors and excluding the effects of unearned and deferred revenue, consistent with what the chief operating decision maker (“CODM”) regularly reviews. Asset information is not included in the following summary since the CODM does not regularly review such information for the reportable segments. Our reportable segment profit measure is earnings before interest, tax, depreciation and amortization (“EBITDA”), or net revenue, less costs applicable to revenue, less SG&A expenses. Depreciation and amortization, asset impairment, litigation settlement and other corporate costs that are not allocated to the reportable segments, including interest expense are excluded from segment EBITDA. There are no revenue transactions between our reportable segments. We measure assets in our reportable segments on the same basis as consolidated assets. There have been no changes from prior periods in the measurement methods used to determine reportable segment profit or loss, and there have been no asymmetrical allocations to segments.

	Three Months Ended September 26, 2020
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$323,159	$24,900	$57,906	$(2,629)	$403,336
Segment services and plans revenues	73,241	15,332	—	(6,556)	82,017
Total net revenue	396,400	40,232	57,906	(9,185)	485,353
Cost of products	86,945	11,676	50,154	(501)	148,274
Cost of services and plans	55,680	6,108	747	—	62,535
Total costs applicable to revenue	142,625	17,784	50,901	(501)	210,809
SG&A	128,206	13,068	49,244	—	190,518
Asset impairment	—	—	7,150	—	7,150
Other expense (income), net	—	—	(154)	—	(154)
EBITDA	$125,569	$9,380	$(49,235)	$(8,684)
Depreciation and amortization					22,236
Interest expense, net					12,475
Income before income taxes					$42,319

	Three Months Ended September 28, 2019
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$270,171	$25,252	$63,173	$(2,807)	$355,789
Segment services and plans revenues	63,267	14,103	1	(1,258)	76,113
Total net revenue	333,438	39,355	63,174	(4,065)	431,902
Cost of products	77,670	11,681	55,684	(517)	144,518
Cost of services and plans	53,465	6,519	—	—	59,984
Total costs applicable to revenue	131,135	18,200	55,684	(517)	204,502
SG&A	128,054	13,920	48,316	—	190,290
Asset impairment	—	—	3,516	—	3,516
Other expense, net	—	—	146	—	146
Loss on extinguishment of debt	—	—	9,786	—	9,786
EBITDA	$74,249	$7,235	$(54,274)	$(3,548)
Depreciation and amortization					22,336
Interest expense, net					7,873
Income (loss) before income taxes					$(6,547)

	Nine Months Ended September 26, 2020
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$782,502	$65,572	$174,950	$(17,140)	$1,005,884
Segment services and plans revenues	172,829	36,530	—	(179)	209,180
Total net revenue	955,331	102,102	174,950	(17,319)	1,215,064
Costs of products	223,759	32,173	150,198	(3,851)	402,279
Costs of services and plans	149,847	17,270	747	—	167,864
Total costs applicable to revenue	373,606	49,443	150,945	(3,851)	570,143
SG&A	349,624	37,260	133,957	—	520,841
Asset impairment	—	—	20,916	—	20,916
Litigation settlement	—	—	4,395	—	4,395
Other expense (income), net	—	—	(312)	—	(312)
Debt issuance costs	—	—	136	—	136
EBITDA	$232,101	$15,399	$(135,087)	$(13,468)
Depreciation and amortization					68,970
Interest expense, net					35,432
Income (loss) before income taxes					$(5,457)

	Nine Months Ended September 28, 2019
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$827,957	$81,178	$189,389	$(2,042)	$1,096,482
Segment services and plans revenues	191,117	42,019	12	(7,062)	226,086
Total net revenue	1,019,074	123,197	189,401	(9,104)	1,322,568
Costs of products	239,975	38,123	166,533	(454)	444,177
Costs of services and plans	155,710	19,090	1	—	174,801
Total costs applicable to revenue	395,685	57,213	166,534	(454)	618,978
SG&A	387,345	42,041	137,058	—	566,444
Asset impairment	—	—	7,387	—	7,387
Other expense, net	—	—	975	—	975
Loss on extinguishment of debt	—	—	9,786	—	9,786
EBITDA	$236,044	$23,943	$(132,339)	$(8,650)
Depreciation and amortization					63,570
Interest expense, net					25,902
Income before income taxes					$29,526
Revenues associated with managing operations of our legacy partner were $10.1 million and $23.9 million for the three and nine months ended September 26, 2020, respectively, and $9.3 million and $27.5 million for the three and nine months ended September 28, 2019, respectively. During the nine months ended September 26, 2020, sales associated with our Legacy partner arrangement represented 8.4% of consolidated net revenue. During the nine months ended September 26, 2020, sales associated with Walmart and Sam’s Club contact lenses distribution arrangements represented 7.7% of consolidated net revenue. This exposes us to concentration of customer risk.

12. Earnings Per Share

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
The shares underlying the conversion option of the 2025 Notes will have an impact on our diluted EPS when net income is reported and when the average market price of our common stock for the period exceeds the conversion price of $31.17 per share.
A reconciliation of the numerators and denominators of the basic and diluted EPS calculations is as follows:

	Three Months Ended		Nine Months Ended
In thousands, except EPS	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$35,289	$1,192	$1,198	$28,879
Weighted average shares outstanding for basic EPS	80,676	78,474	80,376	78,387
Effect of dilutive securities:
Stock options	1,694	3,024	1,818	3,074
Restricted stock	195	63	114	49
2025 Notes	1,230	—	410	—
Weighted average shares outstanding for diluted EPS	83,795	81,561	82,718	81,510
Basic EPS	$0.44	$0.02	$0.01	$0.37
Diluted EPS	$0.42	$0.01	$0.01	$0.35
Anti-dilutive options, RSUs outstanding excluded from EPS	426	315	516	289

13. Restricted Cash

The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated balance sheets to the total of cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows:

	Nine Months Ended
In thousands	September 26, 2020	September 28, 2019
Cash and cash equivalents	$377,007	$94,086
Restricted cash included in other assets	1,408	1,200
Total cash, cash equivalents and restricted cash	$378,415	$95,286

14. Accumulated Other Comprehensive Loss

Changes in the fair value of the Company’s cash flow hedge derivative instruments from their inception are recorded in AOCL if the instruments are deemed to be highly effective as cash flow hedges. The following table presents the changes in AOCL during the three and nine months ended September 26, 2020 and September 28, 2019, respectively:

	Three Months Ended		Nine Months Ended
In thousands	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Cash flow hedging activity:
Balance at beginning of period	$(7,355)	$(5,427)	$(3,814)	$(2,810)
Other comprehensive income (loss) before reclassification	(47)	(439)	(11,088)	(5,760)
Tax effect of other comprehensive income (loss) before reclassification	12	112	2,825	1,476
Amount reclassified from AOCL into interest expense	1,941	1,120	8,235	2,922
Tax effect of amount reclassified from AOCL into interest expense	(495)	(287)	(2,102)	(749)
Net current period other comprehensive income (loss), net of tax	1,411	506	(2,130)	(2,111)
Balance at end of period	$(5,944)	$(4,921)	$(5,944)	$(4,921)
See Note 5. “Interest Rate Derivatives” for a description of the Company’s use of cash flow hedging derivatives.

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
Overview
We are one of the largest and fastest growing optical retailers in the United States and a leader in the attractive value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best, regardless of their budget. Our mission is to make quality eye care and eyewear affordable and accessible to all Americans. We achieve this by providing eye exams, eyeglasses and contact lenses to value seeking and lower income consumers. We deliver exceptional value and convenience to our customers, with an opening price point that strives to be among the lowest in the industry, enabled by our low-cost operating platform. We reach our customers through a diverse portfolio of 1,201 retail stores across five brands and 19 consumer websites as of September 26, 2020.
COVID-19
The COVID-19 pandemic and related federal, state and local governmental and healthcare authority guidelines continue to impact our business results and cause business disruption in the U.S. and globally. To date, the COVID-19 pandemic and related healthcare authority actions have directly and indirectly impacted our operations, including the temporary closure of our stores to the public between March and June 2020, and on consumer behavior, comparable store sales, our employees and optometrists and the overall market. The COVID-19 pandemic has resulted in, and may continue to result in, state, city or local quarantines, labor stoppages and shortages, changes in consumer purchasing patterns, mandatory or voluntary shut-downs of retail locations, severe market volatility, liquidity disruptions, and overall economic instability, which, in many cases, have had, and we expect will continue to have, material adverse impacts on our business, financial condition and results of operations. The scope and nature of these impacts continue to evolve on a daily basis, including with a potential resurgence in COVID-19 cases for the latter portion of this fiscal year.
Since the onset of the COVID-19 pandemic, we have focused on ensuring the health and safety of our employees and customers, securing liquidity, reducing expenses and deferring discretionary capital expenditures. In response to the pandemic, we temporarily closed all of our stores to the public across the U.S. on March 19, 2020 and successfully re-opened all stores with enhanced safety and cleaning protocols by June 8, 2020. We also suspended all non-essential travel for our employees and have implemented a remote work policy for certain corporate employees. On March 17, 2020, as a precautionary measure to preserve financial flexibility during the COVID-19 pandemic, we borrowed the remaining $146.3 million in available funds under our revolving credit facility and, on May 12, 2020, using proceeds from our issuance described below we repaid the full amount outstanding under our revolving credit facility. On May 12, 2020, we completed the issuance of 2.50% convertible senior notes due on May 15, 2025 (the “2025 Notes”) and used the net proceeds to repay our outstanding borrowings under our term loan and revolving credit facility. We also entered into an amendment (“Credit Agreement Amendment”) of our Amended and Restated Credit Agreement, dated as of July 18, 2019 (“Credit Agreement”) to suspend certain financial maintenance covenants until testing at the end of the second fiscal quarter of 2021, allowing us to focus on the prudent management of the business. Since the beginning of the pandemic, we have also implemented capital spending and expense reduction initiatives, including a temporary pause in new store openings between March and June 2020, reduced near term marketing, a temporary reduction in compensation across the organization until the second quarter of 2020, and working with a base of vendors and landlords to extend payment terms and modify existing contracts. In the third quarter of 2020 we paid a tangible appreciation bonus to our customer-facing doctors and associates.
We continue to monitor the evolving situation as there remain many uncertainties regarding the pandemic and its resurgence, including its anticipated duration, and, related healthcare authority guidelines. We will continue to evaluate additional measures that we may elect to take as a response to the pandemic, including, where appropriate, future action to reduce store hours and patient appointments or temporarily close stores. There can be no assurance whether or when any such measures will be adopted.
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
Brand and Segment Information
Our operations consist of two reportable segments:
•Owned & Host - As of September 26, 2020, our owned brands consisted of 769 America’s Best Contacts and Eyeglasses (“America’s Best”) retail stores and 119 Eyeglass World retail stores. In America’s Best stores, vision care services are provided by optometrists employed by us or by independent professional corporations or similar entities. America’s Best stores are primarily located in high-traffic strip centers next to value-focused retailers. Eyeglass World locations primarily feature vision care services provided by independent optometrists and optometrists employed by independent professional corporations or similar entities and on-site optical laboratories that enable stores to quickly fulfill many customer orders and make repairs on site. Eyeglass World stores are primarily located in freestanding or in-line locations near high-foot-traffic shopping centers. Our host brands consisted of 54 Vista Optical locations on select military bases and 29 Vista Optical locations within select Fred Meyer stores as of September 26, 2020. We have strong, long-standing relationships with our host partners and have maintained each partnership for over 20 years. These brands provide eye exams primarily by independent optometrists. All brands utilize our centralized laboratories. This segment also includes sales from our America’s Best, Eyeglass World, and Military omni-channel websites.
•Legacy - We manage the operations of, and supply inventory and laboratory processing services to, 230 Vision Centers in Walmart retail locations as of September 26, 2020. This strategic relationship with Walmart is in its 30th year. Pursuant to a January 2020 amendment to our management & services agreement with Walmart, we added five additional Vision Centers in Walmart stores in fiscal year 2020. On July 17, 2020, NVI and Walmart extended the current term and economics of the management & services agreement by three years to February 23, 2024; refer to Note 11. “Segment Reporting” included in Part I. Item 1. of this Form 10-Q for further information. Under the management & services agreement, our responsibilities include ordering and maintaining merchandise inventory; arranging the provision of optometry services; providing managers and staff at each location; training personnel; providing sales receipts to customers; maintaining necessary insurance; obtaining and holding required licenses, permits and accreditations; owning and maintaining store furniture, fixtures and equipment; and developing annual operating budgets and reporting. We earn management fees as a result of providing such services and therefore we record revenue related to sales of products and product protection plans to our legacy partner’s customers on a net basis. Our management & services agreement also allows our legacy partner to collect penalties if the Vision Centers do not generate a requisite amount of revenues. No such penalties have been assessed under our current arrangement, which began in 2012. We also sell to our legacy partner merchandise that is stocked in retail locations we manage pursuant to a separate supplier agreement, and provide centralized laboratory services for the finished eyeglasses for our legacy partner’s customers in stores that we manage. We lease space from Walmart within or adjacent to each of the locations we manage and use this space for vision care services provided by independent optometrists or optometrists employed by us or by independent professional corporations or similar entities. During the nine months ended September 26, 2020, sales associated with our legacy partner arrangement represented 8.4% of consolidated net revenue. This exposes us to concentration of customer risk.

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
•AC Lens also distributes contact lenses wholesale to Walmart and Sam’s Club. We incur costs at a higher percentage of sales than other product categories. AC Lens sales associated with Walmart and Sam’s Club contact lenses distribution arrangements represented 7.7% of consolidated net revenue.
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
Reportable segment information is presented on the same basis as our condensed consolidated financial statements, except reportable segment sales which are presented on a cash basis including point of sales for managed care payors and excluding the effects of unearned and deferred revenue, consistent with what our chief operating decision maker (“CODM”) regularly reviews. Reconciliations of segment results to consolidated results include financial information necessary to adjust reportable segment revenues to a consolidated basis in accordance with U.S. GAAP, specifically the change in unearned and deferred revenues during the period. There are no revenue transactions between reportable segments, and there are no other items in the reconciliations other than the effects of unearned and deferred revenue. See Note 11. “Segment Reporting” in our condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q.
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
Trends and Other Factors Affecting Our Business
COVID-19 Impact
The COVID-19 pandemic has had far-reaching impacts, directly and indirectly, on our operations. We are continuing to monitor the impacts COVID-19 has had, and continues to have, on our domestic labs and our outsourced third party optical laboratories in China and Mexico, including potential disruptions of product deliveries. To date, we have been able to meet customer demand with operations at our laboratories. We source merchandise from suppliers located in China and a significant amount of domestically-purchased merchandise is manufactured in China. We have partnered with our suppliers and third party laboratories to mitigate any potential significant delays in delivery of merchandise. Our e-commerce business remained open to serve our customers during the unprecedented period of temporary store closures.
We incurred costs of $4.7 million and $7.8 million in the three and nine months ended September 26, 2020, respectively, primarily for a tangible appreciation bonus paid to our customer-facing doctors and associates, as well as personal protective equipment and other supplies needed to operate our stores safely. Incremental expenses related to the COVID-19 pandemic are not allocated to the reportable segments, but are included in the Corporate/Other category.

We have seen, and may continue to see, material reductions in sales across brands and regions as a result of the COVID-19 pandemic. In addition, these reductions in revenue have not been offset by proportional decreases in expense, as we continued to incur store occupancy costs even while stores were temporarily closed, incremental costs directly related to adapting the Company’s operations to the COVID-19 pandemic and certain other costs such as compensation and administrative expenses, resulting in a negative effect on profitability. In addition, we could experience further material impacts as a result of COVID-19, including, but not limited to, charges from additional asset impairment, deferred tax valuation allowances and further changes in the effectiveness of our hedging instruments. We believe our financial results in the third quarter of 2020 benefited from strong customer demand, including the effect of our stores being temporarily closed to the public earlier in the year. However, the current circumstances are dynamic and the impacts of COVID-19 on our business operations, including the duration and impact on overall customer demand, are highly uncertain, although COVID-19 has had, and may continue to have, a material adverse impact on our business, results of operations, financial condition and cash flows in fiscal 2020 to date and beyond.
The Company recorded income totaling $0.2 million and $11.0 million as a result of the employee retention credits made available under the CARES Act for U.S. employees during the three and nine months ended September 26, 2020; recognizing $0.2 million as a reduction to SG&A during the three months ended September 26, 2020, and recognizing $0.4 million as a reduction to costs of products, $6.2 million as a reduction to costs of services and plans, and $4.4 million as a reduction to SG&A during the nine months ended September 26, 2020.
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
Other developments
As a result of the U.S. government’s temporary reduction of tariff rates affecting certain of our products that originate in China, we recognized an immaterial reduction in costs of products for the three and nine months ended September 26, 2020. The temporary reduction of tariff rates expired in September, 2020. We are monitoring ongoing political developments between China and the United States. A worsening of relations could lead to the imposition of additional tariffs, or may cause other disruptions in our supply of products from China.
Long-term trends and factors
We remain committed to our long-term vision and continue to position ourselves to make progress against our key initiatives while balancing the near-term challenges and unprecedented uncertainty presented by the COVID-19 pandemic. As a result of the COVID-19 pandemic, we implemented capital spending and expense reduction initiatives including a temporary pause in new store openings between March and June 2020, reduced near term marketing spend, temporarily reduced compensation and work hours across the organization, and worked with a base of vendors and landlords to extend payment terms and modify existing contracts. We have also incurred and will continue to incur incremental costs directly related to adapting the Company's operations to the COVID-19 pandemic. While we experienced stronger comparable store sales growth in the third quarter of 2020, we anticipate that comparable store sales growth figures for the fiscal years 2020 and 2021 will reflect the effects of store closures and the pandemic. We believe that the following areas will continue to be affected and relevant risk exposures may be exacerbated by the immediate and ongoing threat of the COVID-19 pandemic:
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
New Store Openings
The total number of new stores per year and the timing of store openings has, and will continue to have, an impact on our results. In an effort to conserve cash during the COVID-19 pandemic, we temporarily paused new store openings during a portion of the nine months ended September 26, 2020. We expect to open 57 stores in the current year. We will continue to monitor and determine our plans for future new store openings based on based on health, safety and economic conditions.

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

	Three Months Ended		Nine Months Ended
In thousands, except earnings per share, percentage and store data	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenue:
Net product sales	$403,336	$355,789	$1,005,884	$1,096,482
Net sales of services and plans	82,017	76,113	209,180	226,086
Total net revenue	485,353	431,902	1,215,064	1,322,568
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	148,274	144,518	402,279	444,177
Services and plans	62,535	59,984	167,864	174,801
Total costs applicable to revenue	210,809	204,502	570,143	618,978
Operating expenses:
Selling, general and administrative expenses	190,518	190,290	520,841	566,444
Depreciation and amortization	22,236	22,336	68,970	63,570
Asset impairment	7,150	3,516	20,916	7,387
Litigation settlement	—	—	4,395	—
Other expense (income), net	(154)	146	(312)	975
Total operating expenses	219,750	216,288	614,810	638,376
Income from operations	54,794	11,112	30,111	65,214
Interest expense, net	12,475	7,873	35,432	25,902
Debt issuance costs	—	—	136	—
Loss on extinguishment of debt	—	9,786	—	9,786
Earnings (loss) before income taxes	42,319	(6,547)	(5,457)	29,526
Income tax provision (benefit)	7,030	(7,739)	(6,655)	647
Net income	$35,289	$1,192	$1,198	$28,879

Operating data:
Number of stores open at end of period	1,201	1,145	1,201	1,145
New stores opened	18	17	57	67
Adjusted Operating Income	$67,742	$26,067	$71,381	$97,808
Diluted EPS	$0.42	$0.01	$0.01	$0.35
Adjusted Diluted EPS	$0.54	$0.16	$0.42	$0.66
Adjusted EBITDA	$88,127	$46,552	$134,797	$155,825

Percentage of net revenue:
Total costs applicable to revenue	43.4%	47.3%	46.9%	46.8%
Selling, general and administrative	39.3%	44.1%	42.9%	42.8%
Total operating expenses	45.3%	50.1%	50.6%	48.3%
Income from operations	11.3%	2.6%	2.5%	4.9%
Net income	7.3%	0.3%	0.1%	2.2%
Adjusted Operating Income	14.0%	6.0%	5.9%	7.4%
Adjusted EBITDA	18.2%	10.8%	11.1%	11.8%

Three Months Ended September 26, 2020 compared to Three Months Ended September 28, 2019
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for the three months ended September 26, 2020 compared to the three months ended September 28, 2019.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Three Months Ended September 26, 2020	Three Months Ended September 28, 2019	September 26, 2020	September 28, 2019	Three Months Ended September 26, 2020		Three Months Ended September 28, 2019
Owned & Host segment
America’s Best	13.6%	6.7%	769	718	$334,716	69.0%	$279,883	64.8%
Eyeglass World	18.4%	5.2%	119	118	52,837	10.9%	44,178	10.2%
Military	(4.6)%	2.5%	54	54	5,820	1.2%	6,097	1.4%
Fred Meyer	(7.8)%	(2.8)%	29	29	3,027	0.6%	3,280	0.8%
Owned & Host segment total			971	919	$396,400	81.7%	$333,438	77.2%
Legacy segment	3.3%	5.7%	230	226	40,232	8.3%	39,355	9.1%
Corporate/Other	—%	—%	—	—	57,906	11.9%	63,174	14.6%
Reconciliations	—%	—%	—	—	(9,185)	(1.9)%	(4,065)	(0.9)%
Total	11.6%	5.7%	1,201	1,145	$485,353	100.0%	$431,902	100.0%
Adjusted Comparable Store Sales Growth(3)	12.4%	6.2%
(1)We calculate total comparable store sales based on consolidated net revenue excluding the impact of (i) corporate/other segment net revenue, (ii) sales from stores opened less than 13 months, (iii) stores closed in the periods presented, (iv) sales from partial months of operation when stores do not open or close on the first day of the month and (v) if applicable, the impact of a 53rd week in a fiscal year. Brand-level comparable store sales growth is calculated based on cash basis revenues consistent with what the CODM reviews, and consistent with reportable segment revenues presented in Note 11. “Segment Reporting” in our unaudited condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q, with the exception of the legacy segment, which is adjusted as noted in clause (ii) of footnote (3) below.
(2)Percentages reflect line item as a percentage of net revenue, adjusted for rounding.
(3)There are two differences between total comparable store sales growth based on consolidated net revenue and Adjusted Comparable Store Sales Growth: (i) Adjusted Comparable Store Sales Growth includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in an increase of 0.9% and an increase of 0.6% from total comparable store sales growth based on consolidated net revenue for the three months ended September 26, 2020 and September 28, 2019, respectively, and (ii) Adjusted Comparable Store Sales Growth includes retail sales to the legacy partner’s customers (rather than the revenues recognized consistent with the management & services agreement with the legacy partner), resulting in a decrease of 0.1% and a decrease of 0.1% from total comparable store sales growth based on consolidated net revenue for each of the three months ended September 26, 2020 and September 28, 2019.
Total net revenue of $485.4 million for the three months ended September 26, 2020 increased $53.5 million, or 12.4%, from $431.9 million for the three months ended September 28, 2019. This increase was primarily driven by comparable store sales growth, partially offset by deferred revenue and wholesale fulfillment.
In the three months ended September 26, 2020, we opened 17 America’s Best stores and one Eyeglass World store and closed one Legacy store as a result of our Legacy partner’s decision to cease its overall operations at the location. Overall, store count grew 4.9% from September 28, 2019 to September 26, 2020 (51, one and four net new America’s Best, Eyeglass World and Legacy stores were added, respectively).

Comparable store sales growth and Adjusted Comparable Store Sales Growth for the three months ended September 26, 2020 were 11.6% and 12.4%, respectively and were driven by increases in average ticket. We also believe that comparable store sales growth and Adjusted Comparable Store Sales Growth benefited from strong customer demand, including the effect of our stores being temporarily closed to the public earlier in the year.
Net product sales comprised 83.1% and 82.4% of total net revenue for the three months ended September 26, 2020 and September 28, 2019, respectively. Net product sales increased $47.5 million, or 13.4%, in the three months ended September 26, 2020 compared to the three months ended September 28, 2019, driven primarily by eyeglass sales and, to a lesser extent, contact lens sales. Net sales of services and plans increased $5.9 million, or 7.8%, driven primarily by eye exam sales.
Owned & Host segment net revenue. Net revenue increased $63.0 million, or 18.9%, driven primarily by comparable store sales growth and new store openings which increased sales across our product categories.
Legacy segment net revenue. Net revenue increased $0.9 million, or 2.2%, driven by increases in fees from our Legacy partner and eye exams.
Corporate/Other segment net revenue. Net revenue decreased $5.3 million, or 8.3%, driven by reductions in wholesale fulfillment that was partially offset by increases in our online retail business.
Net revenue reconciliations. The impact of reconciliations decreased net revenue by $5.1 million for the three months ended September 26, 2020 compared to the three months ended September 28, 2019. Reconciliations include an increase in unearned revenue of $2.6 million compared to a increase in unearned revenue of $2.8 million for the three months ended September 26, 2020 and September 28, 2019, respectively, as well as an increase in deferred revenue of $6.6 million and an increase of $1.3 million for the three months ended September 26, 2020 and September 28, 2019, respectively.
Costs applicable to revenue
Costs applicable to revenue of $210.8 million for the three months ended September 26, 2020 increased $6.3 million, or 3.1%, from $204.5 million for the three months ended September 28, 2019. As a percentage of net revenue, costs applicable to revenue decreased from 47.3% for the three months ended September 28, 2019 to 43.4% for the three months ended September 26, 2020. This decrease as a percentage of net revenue was primarily driven by increased eyeglass mix, higher eyeglass margin and lower growth in optometrist costs.
Costs of products as a percentage of net product sales decreased from 40.6% for the three months ended September 28, 2019 to 36.8% for the three months ended September 26, 2020, primarily driven by increased eyeglass mix and higher eyeglass margin.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales decreased from 28.7% for the three months ended September 28, 2019 to 26.9% for the three months ended September 26, 2020. The decrease was primarily driven by increased eyeglass mix and higher eyeglass margin in the three months ended September 26, 2020.
Legacy segment costs of products. Costs of products as a percentage of net product sales increased from 46.3% for the three months ended September 28, 2019 to 46.9% for the three months ended September 26, 2020. The increase was primarily driven by a higher mix of non-managed care customer transactions versus managed care customer transactions. Legacy segment managed care net product revenue is recorded in net product sales while revenue associated with servicing non-managed care customers is recorded in net sales of services and plans. Eyeglass and contact lens product costs for both managed care and non-managed care net revenue are recorded in costs of products. Decreases in managed care mix increase costs of products as a percentage of net product sales and have a corresponding positive impact on costs of services as a percentage of net sales of services and plans in our Legacy segment.
Costs of services and plans as a percentage of net sales of services and plans decreased from 78.8% for the three months ended September 28, 2019 to 76.2% for the three months ended September 26, 2020. The decrease was primarily driven by higher eye exam sales.
Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans in the Owned & Host segment decreased from 84.5% for the three months ended September 28, 2019 to 76.0% for the three months ended September 26, 2020. The decrease was driven primarily by higher eye exam sales and lower growth in optometrist costs.

Legacy segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans in the Legacy segment decreased from 46.2% for the three months ended September 28, 2019 to 39.8% for the three months ended September 26, 2020. The decrease was driven primarily by higher management fees from our Legacy partner as well as improved optometrist coverage.
Selling, general and administrative
SG&A of $190.5 million for the three months ended September 26, 2020 increased $0.2 million, or 0.1%, from the three months ended September 28, 2019. As a percentage of net revenue, SG&A decreased from 44.1% for the three months ended September 28, 2019 to 39.3% for the three months ended September 26, 2020. The decrease in SG&A as a percentage of net revenue was primarily driven by lower advertising and stock-based compensation expense. SG&A for the three months ended September 26, 2020 includes $4.7 million of incremental costs directly related to adapting the Company’s operations during the COVID-19 pandemic; these costs were not reflected as adjustments for the Company’s presentation of non-GAAP measures below.
Owned & Host SG&A. SG&A as a percentage of net revenue decreased from 38.4% for the three months ended September 28, 2019 to 32.3% for the three months ended September 26, 2020, driven primarily by lower advertising costs and payroll and occupancy leverage.
Legacy segment SG&A. SG&A as a percentage of net revenue decreased from 35.4% for the three months ended September 28, 2019 to 32.5% for the three months ended September 26, 2020, driven primarily by lower advertising costs.
Depreciation and amortization
Depreciation and amortization expense of $22.2 million for the three months ended September 26, 2020 decreased $0.1 million, or 0.4%, from $22.3 million for the three months ended September 28, 2019. Our property and equipment balance, net, decreased $9.5 million, or 2.8%, during the three months ended September 26, 2020, reflective of $17.3 million in purchases of property and equipment less $20.4 million in depreciation expense and $6.4 million in impairment and other adjustments.
Asset Impairment
We recognized $7.2 million for impairment primarily of tangible long-lived assets and ROU assets associated with our retail stores during the three months ended September 26, 2020, compared to $3.5 million recognized during the three months ended September 28, 2019. The impairment charges were primarily related to our Owned & Host segment, caused by lower than projected customer sales volume in certain stores, and were determined using entity-specific assumptions related to our anticipated use of store assets. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and likelihood that these scenarios would be ultimately realized; the historical performance of the stores before the temporary store closures in response to the COVID-19 pandemic; the effect of store closures and uncertainty in store revenues over the remaining useful life of the asset group as a result of the COVID-19 pandemic; and the remaining useful lives of the assets. Asset impairment expenses were recognized in Corporate/Other.
Interest expense, net
Interest expense, net, of $12.5 million for the three months ended September 26, 2020 increased $4.6 million, or 58.5%, from $7.9 million for the three months ended September 28, 2019. The increase was primarily driven by interest payments and amortization of debt discounts related to the 2025 Notes of $6.8 million that were partially offset by a reduction in our term loan and revolving credit facility utilization.
Income tax provision
Our income tax expense for the three months ended September 26, 2020 reflected our statutory federal and state rate of 25.5%, offset by a discrete benefit of $3.0 million associated primarily with the exercise of stock options. In comparison, the income tax provision associated with the three months ended September 28, 2019 reflected income tax expense at our statutory federal and state rate of 25.6% and was reduced by a $6.3 million income tax benefit resulting from stock option exercises.

Nine Months Ended September 26, 2020 compared to Nine Months Ended September 28, 2019
As a result of the COVID-19 pandemic, our retail stores closed to the public beginning on March 19, 2020. We began reopening our stores to the public on April 27, 2020, and on June 8, 2020, we announced the successful completion of the reopening process.
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for the nine months ended September 26, 2020 compared to the nine months ended September 28, 2019.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Nine Months Ended September 26, 2020	Nine Months Ended September 28, 2019	September 26, 2020	September 28, 2019	Nine Months Ended September 26, 2020		Nine Months Ended September 28, 2019
Owned & Host segment
America’s Best	(10.4)%	6.5%	769	718	$805,081	66.3%	$851,759	64.4%
Eyeglass World	(8.6)%	5.7%	119	118	127,680	10.5%	138,451	10.5%
Military	(20.2)%	(0.7)%	54	54	14,790	1.2%	18,540	1.4%
Fred Meyer	(24.6)%	(6.1)%	29	29	7,780	0.6%	10,324	0.8%
Owned & Host segment total			971	919	$955,331	78.6%	$1,019,074	77.1%
Legacy segment	(15.4)%	2.5%	230	226	102,102	8.4%	123,197	9.3%
Corporate/Other	—	—	—	—	174,950	14.4%	189,401	14.3%
Reconciliations	—	—	—	—	(17,319)	(1.4)%	(9,104)	(0.7)%
Total	(11.7)%	5.5%	1,201	1,145	$1,215,064	100.0%	$1,322,568	100.0%
Adjusted Comparable Store Sales Growth(3)	(11.1)%	5.6%
(1)We calculate total comparable store sales based on consolidated net revenue excluding the impact of (i) Corporate/Other segment net revenue, (ii) sales from stores opened less than 13 months, (iii) stores closed in the periods presented, (iv) sales from partial months of operation when stores do not open or close on the first day of the month and (v) if applicable, the impact of a 53rd week in a fiscal year. Brand-level comparable store sales growth is calculated based on cash basis revenues consistent with what the CODM reviews, and consistent with reportable segment revenues presented in Note 11. “Segment Reporting” in our unaudited condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q, with the exception of the Legacy segment, which is adjusted as noted in clause (ii) of footnote (3) below.
(2)Percentages reflect line item as a percentage of net revenue, adjusted for rounding.
(3)There are two differences between total comparable store sales growth based on consolidated net revenue and Adjusted Comparable Store Sales Growth: (i) Adjusted Comparable Store Sales Growth includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in an increase of 0.5% and an increase of 0.3% from total comparable store sales growth based on consolidated net revenue for the nine months ended September 26, 2020 and September 28, 2019, respectively, and (ii) Adjusted Comparable Store Sales Growth includes retail sales to the legacy partner’s customers (rather than the revenues recognized consistent with the management & services agreement with the legacy partner), resulting in an increase of 0.1% and a decrease of 0.2% from total comparable store sales growth based on consolidated net revenue for the nine months ended September 26, 2020 and September 28, 2019, respectively.
Total net revenue of $1,215.1 million for the nine months ended September 26, 2020 decreased $107.5 million, or 8.1%, from $1,322.6 million for the nine months ended September 28, 2019. This decrease was driven by the closure of our stores to the public for a portion of the nine months ended September 26, 2020 and was partially offset by new store sales. Total net revenue was also negatively impacted by changes in unearned revenue.
In the nine months ended September 26, 2020, we opened 50 new America’s Best stores and two Eyeglass World stores, and closed six America’s Best stores; we also transitioned five additional Legacy stores to our management and closed one Legacy store as a result of our Legacy partner’s decision to cease its overall operations at the location. Overall, store count grew 4.9% from September 28, 2019 to September 26, 2020 (51, one and four net new America’s Best, Eyeglass World and Legacy stores, respectively, were added during the same period).
Comparable store sales growth and Adjusted Comparable Store Sales Growth for the nine months ended September 26, 2020 were (11.7)% and (11.1)%, respectively. The decreases in comparable store sales growth and Adjusted Comparable Store Sales Growth were primarily driven by the temporary closure of our stores to the public in response to the COVID-19 pandemic.

Net product sales comprised 82.8% and 82.9% of total net revenue for the nine months ended September 26, 2020 and September 28, 2019, respectively. Net product sales decreased $90.6 million, or 8.3%, in the nine months ended September 26, 2020 compared to the nine months ended September 28, 2019, primarily due to decreased eyeglass sales as a result of the temporary closure of our stores to the public in response to the COVID-19 pandemic. Net sales of services and plans decreased $16.9 million, or 7.5%, primarily due to the temporary closure of our stores to the public in response to the COVID-19 pandemic.
Owned & Host segment net revenue. Net revenue decreased $63.7 million, or 6.3%, due to the temporary closure of our stores to the public in response to the COVID-19 pandemic.
Legacy segment net revenue. Net revenue decreased $21.1 million, or 17.1%, due to the temporary closure of our stores to the public in response to the COVID-19 pandemic.
Corporate/Other segment net revenue. Net revenue decreased $14.5 million, or 7.6%, due to lower wholesale fulfillment, partially offset by growth in our online retail business.
Net revenue reconciliations. The impact of reconciliations decreased net revenue by $8.2 million in the nine months ended September 26, 2020 compared to the nine months ended September 28, 2019. Reconciliations include an increase in unearned revenue of $17.1 million for the nine months ended September 26, 2020 compared to an increase in unearned revenue of $2.0 million for the nine months ended September 28, 2019, and an increase in deferred revenue of $0.2 million compared to an increase of $7.1 million, for the nine months ended September 26, 2020 and September 28, 2019, respectively. The increase in unearned revenue compared to the prior period is due to an increase in the number of days between customer orders and pick up of those orders as well as stronger sales at the end of the third quarter of 2020.
Costs applicable to revenue
Costs applicable to revenue of $570.1 million for the nine months ended September 26, 2020 decreased $48.8 million, or 7.9%, from $619.0 million for the nine months ended September 28, 2019. As a percentage of net revenue, costs applicable to revenue increased from 46.8% for the nine months ended September 28, 2019 to 46.9% for the nine months ended September 26, 2020. This increase as a percentage of net revenue was primarily driven by optometrist costs incurred during the temporary closure of our stores to the public in response to the COVID-19 pandemic as well as increased contact lens mix that was partially offset by higher eyeglass margin.
Costs of products as a percentage of net product sales decreased from 40.5% for the nine months ended September 28, 2019 to 40.0% for the nine months ended September 26, 2020, driven primarily by higher eyeglass margin that was partially offset by increased contact lens mix.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales decreased from 29.0% for the nine months ended September 28, 2019 to 28.6% for the nine months ended September 26, 2020 driven by higher eyeglass margin that was partially offset by increased contact lens mix.
Legacy segment costs of products. Costs of products as a percentage of net product sales increased from 47.0% for the nine months ended September 28, 2019 to 49.1% for the nine months ended September 26, 2020. The increase was primarily driven by increased contact lens mix and by a higher mix of non-managed care customer transactions. Decreases in managed care mix increase costs of products as a percentage of net product sales and have a corresponding positive impact on costs of services as a percentage of net sales of services and plans in our Legacy segment. Legacy segment managed care net product revenue is recorded in net product sales while revenue associated with servicing non-managed care customers is recorded in net sales of services and plans. Eyeglass and contact lens product costs for both managed care and non-managed care net revenue are recorded in costs of products.
Costs of services and plans as a percentage of net sales of services and plans increased from 77.3% for the nine months ended September 28, 2019 to 80.2% for the nine months ended September 26, 2020. The increase was primarily driven by optometrist costs incurred during the temporary closure of our stores to the public in response to the COVID-19 pandemic.
Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 81.5% for the nine months ended September 28, 2019 to 86.7% for the nine months ended September 26, 2020. The increase was driven by optometrist and technician costs incurred during the temporary closure of our stores to the public in response to the COVID-19 pandemic.

Legacy segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 45.4% for the nine months ended September 28, 2019 to 47.3% for the nine months ended September 26, 2020. The increase was primarily driven by optometrist costs incurred during the temporary closure of our stores to the public in response to the COVID-19 pandemic.
Selling, general and administrative
SG&A of $520.8 million for the nine months ended September 26, 2020 decreased $45.6 million, or 8.1%, from the nine months ended September 28, 2019. As a percentage of net revenue, SG&A increased from 42.8% for the nine months ended September 28, 2019 to 42.9% for the nine months ended September 26, 2020. The increase in SG&A as a percentage of net revenue was primarily due to store and corporate payroll and occupancy costs incurred during the temporary closure of our stores to the public in response to the COVID-19 pandemic, partially offset by lower advertising expense. SG&A for the nine months ended September 26, 2020 includes $7.8 million of incremental costs directly related to adapting the Company’s operations during the COVID-19 pandemic; of these costs, $0.6 million were reflected as adjustments for the Company’s presentation of non-GAAP measures below.
Owned & Host SG&A. SG&A as a percentage of net revenue decreased from 38.0% for the nine months ended September 28, 2019 to 36.6% for the nine months ended September 26, 2020, driven primarily by reduced advertising expense which was partially offset by store payroll and occupancy costs incurred during the temporary closure of our stores to the public in response to the COVID-19 pandemic.
Legacy segment SG&A. SG&A as a percentage of net revenue increased from 34.1% for the nine months ended September 28, 2019 to 36.5% for the nine months ended September 26, 2020 primarily driven by store payroll costs incurred during the temporary closure of our stores to the public in response to the COVID-19 pandemic.
Depreciation and amortization
Depreciation and amortization expense of $69.0 million for the nine months ended September 26, 2020 increased $5.4 million, or 8.5%, from $63.6 million for the nine months ended September 28, 2019 primarily driven by new store openings and investments in new lab equipment. Our property and equipment balance, net, decreased $36.4 million, or 9.9%, during the nine months ended September 26, 2020, reflective of $45.3 million in purchases of property and equipment, $1.3 million in new finance leases, less $63.4 million in depreciation expense, and $19.6 million in impairment expense and other adjustments.
Asset Impairment
We recognized $20.9 million for impairment primarily of tangible long-lived assets and ROU assets associated with our retail stores during the nine months ended September 26, 2020 compared to $7.4 million recognized during the nine months ended September 28, 2019. The impairment charges were primarily related to our Owned & Host segment and were driven by lower than projected customer sales volume in certain stores, and were determined using entity-specific assumptions related to our anticipated use of store assets. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and likelihood that these scenarios would be ultimately realized; the historical performance of the stores before the temporary store closures in response to the COVID-19 pandemic; the effect of store closures and uncertainty in store revenues over the remaining useful life of the asset group as a result of the COVID-19 pandemic; and the remaining useful lives of the assets. The asset impairment expense for the nine months ended September 26, 2020 also includes $1.1 million related to a write-off of certain software assets that were deemed to be obsolete. Asset impairment expenses were recognized in Corporate/Other.
Interest expense, net
Interest expense, net, of $35.4 million for the nine months ended September 26, 2020 increased $9.5 million, or 36.8%, from $25.9 million for the nine months ended September 28, 2019. The increase was primarily driven by losses related to changes in fair value of derivatives due to ineffectiveness of $4.6 million and charges related to interest payments and amortization of debt discounts related to the 2025 Notes of $10.4 million that were partially offset by a reduction in our term loan and revolving credit facility utilization.
Income tax provision
Our income tax benefit for the nine months ended September 26, 2020 reflected our statutory federal and state rate of 25.5%, combined with a discrete benefit of $6.0 million associated primarily with the exercise of stock options. In comparison, the income tax provision associated with the nine months ended September 28, 2019 reflected income tax expense at our statutory federal and state rate of 25.6% offset by a $7.7 million income tax benefit resulting from stock option exercises.

Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS
We define EBITDA as net income, plus interest expense, income tax provision (benefit) and depreciation and amortization. We define Adjusted EBITDA as net income, plus interest expense, income tax provision (benefit) and depreciation and amortization, further adjusted to exclude stock compensation expense, loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, and other expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of net revenue. We define Adjusted Operating Income as net income, plus interest expense and income tax provision (benefit), further adjusted to exclude stock compensation expense, loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, amortization of acquisition intangibles, and other expenses. We define Adjusted Operating Margin as Adjusted Operating Income as a percentage of net revenue. We define Adjusted Diluted EPS as diluted earnings per share, adjusted for the per share impact of stock compensation expense, loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, amortization of acquisition intangibles, amortization of debt discount and deferred financing costs, losses (gains) on change in fair value of derivatives, other expenses, and tax benefit of stock option exercises, less the tax effect of these adjustments.
In the first quarter of 2020, we introduced Adjusted Operating Income and Adjusted Operating Margin as measures of performance we will use in connection with Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Diluted EPS. Further, consistent with our presentation of Adjusted Operating Income, we no longer exclude new store pre-opening expenses and non-cash rent from our presentation of Adjusted EBITDA and Adjusted Diluted EPS. New store pre-opening expenses totaled $0.8 million and $0.8 million for the three months ended September 26, 2020 and September 28, 2019, respectively; $2.0 million and $2.9 million for the nine months ended September 26, 2020 and September 28, 2019, respectively; and non-cash rent totaled $0.6 million and $0.5 million for the three months ended September 26, 2020 and September 28, 2019, respectively; and $2.1 million and $2.4 million for the nine months ended September 26, 2020 and September 28, 2019, respectively. The presentation of Adjusted EBITDA and Adjusted Diluted EPS for the three and nine months ended September 28, 2019 has been recast to reflect these changes. See our Form 8-K filed with the SEC on February 26, 2020, which is incorporated herein by reference, for more information.
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

EBITDA and the Company Non-GAAP Measures are not recognized terms under U.S. GAAP and should not be considered as an alternative to net income or income from operations as a measure of financial performance or cash flows provided by operating activities as a measure of liquidity, or any other performance measure derived in accordance with U.S. GAAP. Additionally, these measures are not intended to be a measure of free cash flow available for management’s discretionary use as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements. In evaluating EBITDA and the Company Non-GAAP Measures we may incur expenses in the future that are the same as or similar to some of the adjustments in this presentation. Our presentation of EBITDA and the Company Non-GAAP Measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by primarily relying on our U.S. GAAP results in addition to using EBITDA and the Company Non-GAAP Measures.
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
•EBITDA, Adjusted EBITDA and Adjusted Operating Income do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
•EBITDA, Adjusted EBITDA and Adjusted Operating Income do not reflect period to period changes in taxes, income tax expense or the cash necessary to pay income taxes;
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
The following table reconciles our Adjusted Operating Income and Adjusted Operating Margin to net income; and EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Diluted EPS for the periods presented:

	Three Months Ended				Nine Months Ended
In thousands	September 26, 2020		September 28, 2019		September 26, 2020		September 28, 2019
Net income	$35,289	7.3%	$1,192	0.3%	$1,198	0.1%	$28,879	2.2%
Interest expense	12,475	2.6%	7,873	1.8%	35,432	2.9%	25,902	2.0%
Income tax provision (benefit)	7,030	1.4%	(7,739)	(1.8)%	(6,655)	(0.5)%	647	—%
Stock compensation expense (a)	2,890	0.6%	6,123	1.4%	8,335	0.7%	10,840	0.8%
Loss on extinguishment of debt (b)	—	—%	9,786	2.3%	—	—%	9,786	0.7%
Asset impairment (c)	7,150	1.5%	3,516	0.8%	20,916	1.7%	7,387	0.6%
Litigation settlement (d)	—	—%	—	—%	4,395	0.4%	—	—%
Secondary offering expenses (e)	—	—%	401	0.1%	26	—%	406	—%
Management realignment expenses (f)	—	—%	—	—%	—	—%	2,155	0.2%
Long-term incentive plan (g)	—	—%	1,108	0.3%	—	—%	1,830	0.1%
Amortization of acquisition intangibles (h)	1,851	0.4%	1,851	0.4%	5,554	0.5%	5,553	0.4%
Other (k)	1,057	0.2%	1,956	0.5%	2,180	0.2%	4,423	0.3%
Adjusted Operating Income / Adjusted Operating Margin	$67,742	14.0%	$26,067	6.0%	$71,381	5.9%	$97,808	7.4%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding Some of the percentage totals in the table above do not foot due to rounding differences

	Three Months Ended				Nine Months Ended
In thousands	September 26, 2020		September 28, 2019		September 26, 2020		September 28, 2019
Net income	$35,289	7.3%	$1,192	0.3%	$1,198	0.1%	$28,879	2.2%
Interest expense	12,475	2.6%	7,873	1.8%	35,432	2.9%	25,902	2.0%
Income tax provision (benefit)	7,030	1.4%	(7,739)	(1.8)%	(6,655)	(0.5)%	647	—%
Depreciation and amortization	22,236	4.6%	22,336	5.2%	68,970	5.7%	63,570	4.8%
EBITDA	77,030	15.9%	23,662	5.5%	98,945	8.1%	118,998	9.0%

Stock compensation expense (a)	2,890	0.6%	6,123	1.4%	8,335	0.7%	10,840	0.8%
Loss on extinguishment of debt (b)	—	—%	9,786	2.3%	—	—%	9,786	0.7%
Asset impairment (c)	7,150	1.5%	3,516	0.8%	20,916	1.7%	7,387	0.6%
Litigation settlement (d)	—	—%	—	—%	4,395	0.4%	—	—%
Secondary offering expenses (e)	—	—%	401	0.1%	26	—%	406	—%
Management realignment expenses (f)	—	—%	—	—%	—	—%	2,155	0.2%
Long-term incentive plan (g)	—	—%	1,108	0.3%	—	—%	1,830	0.1%
Other (k)	1,057	0.2%	1,956	0.5%	2,180	0.2%	4,423	0.3%
Adjusted EBITDA / Adjusted EBITDA Margin	$88,127	18.2%	$46,552	10.8%	$134,797	11.1%	$155,825	11.8%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding Some of the percentage totals in the table above do not foot due to rounding differences

	Three Months Ended		Nine Months Ended
In thousands, except per share amounts	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Diluted EPS	$0.42	$0.01	$0.01	$0.35
Stock compensation expense (a)	0.03	0.08	0.10	0.13
Loss on extinguishment of debt (b)	—	0.12	—	0.12
Asset impairment (c)	0.09	0.04	0.25	0.09
Litigation settlement (d)	—	—	0.05	—
Secondary offering expenses (e)	—	—	—	—
Management realignment expenses (f)	—	—	—	0.03
Long-term incentive plan (g)	—	0.01	—	0.02
Amortization of acquisition intangibles (h)	0.02	0.02	0.07	0.07
Amortization of debt discount and deferred financing costs (i)	0.05	—	0.09	0.01
Losses (gains) on change in fair value of derivatives (j)	—	—	0.06	—
Other (k)	0.01	0.02	0.03	0.05
Tax benefit of stock option exercises (l)	(0.04)	(0.08)	(0.07)	(0.09)
Tax effect of total adjustments (m)	(0.05)	(0.08)	(0.16)	(0.14)
Adjusted Diluted EPS	$0.54	$0.16	$0.42	$0.66

Weighted average diluted shares outstanding	83,795	81,561	82,718	81,510
Note: Some of the totals in the table above do not foot due to rounding differences
(a)Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and performance vesting conditions.
(b)Reflects write-off of deferred financing fees related to the extinguishment of debt.
(c)Reflects write-off of property, equipment and lease related assets on closed or underperforming stores for the three and nine months ended September 26, 2020 and September 28, 2019.
(d)Expenses associated with settlement of litigation. See Note 10. “Commitments and Contingencies” for further details.
(e)Expenses related to our secondary public offerings.

(f)Expenses related to a non-recurring management realignment described in our Current Report on Form 8-K filed with the SEC on January 10, 2019.
(g)Expenses pursuant to a long-term incentive plan for non-executive employees who were not participants in the management equity plan for fiscal year 2019. This plan was effective in 2014 following the acquisition of the Company by affiliates of KKR & Co. Inc. (the "KKR Acquisition”).
(h)Amortization of the increase in carrying values of finite-lived intangible assets resulting from the application of purchase accounting to the KKR Acquisition.
(i)Amortization of debt discount is associated with the amortization of the conversion feature related to the convertible note and amortization of deferred financing costs relate to the convertible notes, term loan and revolving credit facility borrowings. Amortization of debt discount and deferred financing costs in aggregate total $4.5 million and $0.2 million for the three months ended September 26, 2020 and September 28, 2019, respectively, and $7.2 million and $1.1 million for the nine months ended September 26, 2020 and September 28, 2019, respectively.
(j)Reflects $0.3 million of gains recognized in interest expense on change in fair value of de-designated hedges for the three months ended September 26, 2020 and $4.6 million of losses for the nine months ended September 26, 2020.
(k)Other adjustments include amounts that management believes are not representative of our operating performance (amounts in brackets represent reductions in Adjusted Operating Income, Adjusted Diluted EPS and Adjusted EBITDA), including our share of losses on equity method investments of $0.2 million for the three months ended September 28, 2019 and $1.2 million for the nine months ended September 28, 2019; the amortization impact of adjustments related to the KKR Acquisition, (e.g., fair value of leasehold interests) of $0.1 million for each of the three months ended September 26, 2020 and September 28, 2019, respectively and $0.4 million and $0.3 million for the nine months ended September 26, 2020 and September 28, 2019, respectively; costs of severance and relocation of $0.6 million and $1.0 million for the three months ended September 26, 2020 and September 28, 2019, respectively, and $1.1 million and $1.8 million for the nine months ended September 26, 2020 and September 28, 2019, respectively; excess payroll taxes related to stock option exercises of $0.2 million and $0.5 million for the three months ended September 26, 2020 and September 28, 2019, respectively, and $0.6 million for each of the nine months ended September 26, 2020 and September 28, 2019; incremental costs directly related to adapting the Company’s operations during the COVID-19 pandemic of $0.6 million for the nine months ended September 26, 2020; and other expenses and adjustments totaling $0.1 million and $0.2 million for the three months ended September 26, 2020 and September 28, 2019, respectively, and $(0.5) million and $0.5 million for the nine months ended September 26, 2020 and September 28, 2019, respectively.
(l)Tax benefit associated with accounting guidance requiring excess tax benefits related to stock option exercises to be recorded in earnings as discrete items in the reporting period in which they occur.
(m)Represents the income tax effect of the total adjustments at our combined statutory federal and state income tax rates.

Liquidity and Capital Resources
As described in more detail below, on May 5, 2020, we entered into the Credit Agreement Amendment with the lenders under our credit facility in order to prevent the effects of the COVID-19 pandemic, including the temporary closure of our stores, from creating uncertainty relative to our ability to comply with certain financial covenants and allow the Company to focus on prudent management of the business over the quarters ahead. In addition, on May 12, 2020, we completed the issuance of the 2025 Notes and we used the net proceeds of this offering to repay a portion of the outstanding borrowings on our term loan and revolving credit facility. Our primary cash needs are for inventory, payroll, store rent, capital expenditures associated with new stores and updating existing stores, as well as information technology and infrastructure, including our corporate office, distribution centers, and laboratories. We continue to prioritize cash conservation and prudent use of cash, while safely conducting normal operations. The most significant components of our operating assets and liabilities are inventories, accounts receivable, prepaid expenses and other assets, accounts payable, deferred and unearned revenue and other payables and accrued expenses. We believe that cash on hand, cash expected to be generated from operations and the cash available through our revolving credit facility will be sufficient to fund our working capital requirements, liquidity obligations, anticipated capital expenditures, and payments due under our existing credit facilities for at least the next 12 months. The Company is continuing to evaluate additional measures that it may elect to take as it continues to respond to the impact of COVID-19 on its business. There can be no assurance whether or when any such measures will be adopted.
As of September 26, 2020, we had $377.0 million in cash and cash equivalents and $294.3 million of availability under our revolving credit facility, which includes $5.7 million in outstanding letters of credit.
We purchased $40.8 million in capital items in the nine months ended September 26, 2020. Approximately 80% of our capital spend is related to our expected growth (i.e., new stores, optometric equipment, additional capacity in our optical laboratories and distribution centers, and our IT infrastructure, including omni-channel platform related investments). Our working capital requirements for inventory will increase as we continue to open additional stores. We primarily fund our working capital needs using cash provided by operations.

The following table summarizes cash flows provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended
In thousands	September 26, 2020	September 28, 2019
Cash flows provided by (used for):
Operating activities	$203,716	$170,938
Investing activities	(40,514)	(75,908)
Financing activities	174,906	(17,742)
Net increase in cash, cash equivalents and restricted cash	$338,108	$77,288
Net Cash Provided by Operating Activities
Cash flows provided by operating activities increased $32.8 million from $170.9 million during the nine months ended September 28, 2019 to $203.7 million for the nine months ended September 26, 2020. The increase in cash provided by operating activities consisted of a decrease in net income of $27.7 million, due primarily to the temporary closure of our stores to the public as a result of the COVID-19 pandemic, and an increase of non-cash expense items of $4.4 million driven by asset impairment charges of $13.5 million, amortization of loan costs of $6.2 million, depreciation and amortization of $5.4 million, losses recognized for the changes in the fair values of derivatives of $4.6 million, partially offset by decreases in loss on extinguishment of debt of $9.8 million, deferred income tax expense of $7.4 million and credit loss expense of $5.8 million.
Changes in net working capital and other assets and liabilities contributed $56.1 million in cash compared to the nine months ended September 28, 2019. Increases in other liabilities during the nine months ended September 26, 2020 contributed $34.0 million in year-over-year cash, which was driven by a $14.8 million increase in year-over-year cash due to timing of unearned revenue during the nine months ended September 26, 2020, as well as increases in accrued capital expenditures of $8.3 million due to increases in new store accruals and increases of $6.3 million due to lease concessions and deferrals. Increases in accounts payable during the nine months ended September 26, 2020 contributed $26.2 million in year-over-year cash, primarily due to timing of payments.
Decreases in inventory contributed $11.3 million in year-over-year cash, due to no forward buys occurring after the first quarter of 2020, offset by increases in other assets which used $8.8 million in year-over-year cash driven by cloud hosted software assets of $4.2 million and smaller decreases in rent-related items during the nine months ended September 26, 2020 when compared with the nine months ended September 28, 2019. Changes in deferred revenue used $6.8 million in year-over-year cash driven by decreased sales of our eye care club membership and purchase protection plan.
Net Cash Used for Investing Activities
Net cash used for investing activities decreased by $35.4 million, to $40.5 million, during the nine months ended September 26, 2020 from $75.9 million during the nine months ended September 28, 2019. The decrease was primarily due to reduced new store openings.
Net Cash Provided By (Used For) Financing Activities
Net cash provided by (used for) financing activities increased $192.6 million, from $17.7 million use of cash during the nine months ended September 28, 2019 to $174.9 million provision of cash during the nine months ended September 26, 2020. The increase in cash provided by financing activities was primarily related to proceeds of $548.8 million from the issuance of the 2025 Notes and borrowings on our revolving credit facility, partially offset by principal payments on our revolving credit facility and term loan debt of $369.3 million during the nine months ended September 26, 2020.
Term Loan and Revolving Credit Facility
As of September 26, 2020, we had $317.4 million of first lien term loan outstanding under our credit agreement. As of September 26, 2020, we also had $294.3 million of availability under our $300.0 million Revolving Credit Facility which includes $5.7 million in outstanding letters of credit.
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
In addition, under our credit agreement we must maintain certain covenants based on our financial results. Our credit agreement also contains covenants that, among other things, limit NVI’s ability to incur additional debt, create liens against assets, make acquisitions, pay dividends or distributions on its stock, merge or consolidate with another entity and transfer or sell assets. As of September 26, 2020, we were in compliance with all of our debt covenants under our credit agreement.
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
In addition, the Credit Agreement was amended pursuant to the Credit Agreement Amendment to, among other things, (i) limit the flexibility of NVI and Holdings with respect to certain transactions during the covenant suspension period, including the ability to declare or pay dividends, incur debt and make investments and dispositions, (ii) require prepayments of the term loans under certain circumstances during the covenant suspension period from the net proceeds from debt or equity capital markets transactions by the Company (with the amount of the term loans to be paid down equal to $75 million from the first $400 million of capital raised and 50% of any proceeds above such amount) and (iii) restrict NVI’s ability to borrow under the revolving credit facility if unrestricted cash and cash equivalents exceeds $50 million (and, in the event of any such excess, to require a mandatory prepayment of such amount). Also pursuant to the Credit Agreement Amendment, the margins upon which interest is calculated for the term loans were amended to a range of 1.75% to 2.75% (for LIBOR Loans) and 0.75% to 1.75% (for ABR Loans), in each case based on NVI’s Consolidated First Lien Secured Debt to Consolidated EBITDA Ratio at such time, with such margins subject to an increase of 50 basis points in the event that either (i) the Company has not raised at least $135 million in additional proceeds from certain capital markets transactions within 30 days of the date of the Credit Agreement Amendment or (ii) Consolidated EBITDA for the most recently ended four quarters is less than $0.
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
Primary sources of cash
The Company’s primary source of cash to execute its growth strategy is its operating cash flows, used to fund operations throughout the fiscal year and to support future growth. The Company continues to operate in this period of COVID-19 uncertainty with a healthy liquidity position and remains focused on prudently enhancing the Company’s ability to meet its short-term liquidity needs in order to best position the business for its key stakeholders, including the Company’s associates, customers and shareholders.
Primary uses of cash
The Company’s current capital allocation strategy is to prioritize effectively managing the near-term uncertainties that COVID-19 presents and continuing to fund operating activities. As a result, over the next twelve months, the Company expects its primary cash requirements to be towards funding operating activities, including the acquisition of inventory, and obligations related to compensation, leasing arrangements, taxes and other operating activities.
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
Contractual Obligations
As a result of the $75 million prepayment of debt principal during the second quarter of 2020, the Company does not owe principal payments on its term loan until 2024. There were no other material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of December 28, 2019 in the 2019 Annual Report on Form 10-K, except for the 2025 Notes issued in the second quarter of 2020 and due on May 15, 2025.
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
As of September 26, 2020, $317.4 million of term loan borrowings was subject to variable interest rates, with a weighted average borrowing rate of 5.7%. After inclusion of the notional amount of $317.0 million of interest rate swaps fixing a portion of the variable rate debt, $0.4 million, or 0.1% of our debt, is subject to variable interest rates. Assuming an increase to market rates of 1.0% as of September 26, 2020, the resulting impact to interest expense related to debt subject to variable rates would be immaterial. Assuming a decrease to market rates of 1.0% as of September 26, 2020, the resulting impact to interest expense related to the interest rate collar would be approximately $12 million.

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
In accordance with Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 26, 2020. Based on that evaluation, the CEO and the CFO have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic filings with the U.S. Securities and Exchange Commission (“SEC”) is made known to them in a timely manner.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the third quarter of fiscal year 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most corporate employees of the Company began working remotely due to the COVID-19 pandemic, though we will continue to assess the impact on the design and operating effectiveness of our internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
See Note 10. “Commitments and Contingencies” in our condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q for information regarding certain legal proceedings in which we are involved, which discussion is incorporated herein by reference.

Item 1A. Risk Factors
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in Part I. Item 1A. “Risk Factors” in our 2019 Annual Report on Form 10-K and the additional risk factor supplemented in our Quarterly Report on Form 10-Q filed on May 7, 2020 (“Q1 Form 10-Q”), our Quarterly Report on Form 10-Q filed on August 6, 2020 (“Q2 Form 10-Q”), and our Current Report on Form 8-K filed on March 19, 2020 (the “March 2020 Form 8-K”), except as described below, there have been no material changes to the risk factors described in our 2019 Annual Report on Form 10-K, Q1 Form 10-Q, Q2 Form 10-Q, and March 2020 Form 8-K.
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
The scale and scope of the COVID-19 pandemic has heightened and may continue to heighten the potential adverse effects on our business, operating results, cash flows and/or financial condition described in certain risk factors contained in our 2019 Annual Report on Form 10-K, Q1 Form 10-Q, Q2 Form 10-Q, and March 2020 Form 8-K, including the impact of:
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
•a failure to adhere to existing laws and regulations or newly enacted state, local and federal vision care or healthcare laws and regulations in response to COVID-19 and exposure to potential lawsuits as a result of any associate or doctor deaths or illness;
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

•the temporary reduction in our marketing, advertising and promotional efforts as part of cost management could cause us to have difficulty in retaining existing customers and attracting new customers;
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
•the distinct risks our e-commerce business faces, including changes in consumer behavior during the COVID-19 pandemic; and
•significant operating and financial restrictions, including financial maintenance and restrictive covenants, in our recently amended credit agreement and restrictions in the indenture governing our outstanding convertible notes, that may limit the ability of us and our subsidiaries, under certain circumstances, to, among other things, engage in certain fundamental changes, including mergers or consolidations; make acquisitions, investments, loans or advances; pay or modify the terms of certain indebtedness; limitations in how we conduct our business; and our ability to raise additional debt or equity financing.
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
Financial Impacts
•As described below, the COVID-19 pandemic has materially impacted our financial results; our future financial results may also be impacted by the pandemic. While we believe that the long-term fundamentals of our business are largely unchanged, and anticipate that our operating results in future fiscal years will begin to reflect a more normal operating environment, the current economic and public health climate has created a high degree of uncertainty.

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
•Costs applicable to revenue. As a result of COVID-19 and the temporary closing of our stores to the public, we experienced a change in our year-to-date product sales mix with an increase in the share of contact lens sales compared to eyeglasses as contact lenses tend to be easier for a customer to select and order online compared to eyeglasses. Higher contact lens sales mix results in an increase in overall cost of products as a percentage of revenues as contact lenses have higher cost of sales as a percentage of revenues compared to eyeglasses. Due to reductions in revenues expected in the current year, we also expect to recognize lower vendor rebates which will unfavorably impact cost of products as a percentage of net product sales. Additionally, as a result of the lower production levels seen at our central laboratories and distribution centers, our costs of sales as a percentage of revenues have increased from higher allocation of fixed costs. For fiscal year 2020, we also expect our cost of sales as a percentage of revenues to increase compared to prior years as a result of lower eye exam revenues and lower Legacy management fees earned while incurring costs for ophthalmologists, optometrists and optical technicians at a rate typically associated with a normal level of operations.
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
•Asset impairment. The Company considered the disruption in the economy experienced during the nine months ended September 26, 2020 and uncertainty around future conditions in recording asset impairments. We evaluate impairment of long-lived tangible and ROU store assets at the store level and consider multiple factors including financial performance of the stores, regional and local business climates, future plans for the store operations and other qualitative factors. Asset fair values used in impairment are determined using an income approach based on discounted cash flows, which requires estimates and assumptions related to forecasted store revenue growth rates and store profitability. A significant decrease in the estimated cash inflows from our stores in future periods could affect the recoverability of our store level assets as well as other intangible assets of the Company such as goodwill, trademarks and customer relationship. Lower cash flows compared to estimates would lead to a material increase in the asset impairment expense recorded by the Company.
During the three and nine months ended September 26, 2020, the Company evaluated whether a triggering event related to goodwill impairment had occurred because of the broad impacts of the COVID-19 pandemic. The Company expects the COVID-19 pandemic will continue to negatively affect its results of operations for fiscal year 2020. The Company has concluded a triggering event did not occur during the three and nine months ended September 26, 2020, and, as a result, no interim impairment testing was required. However, as previously noted, the COVID-19 pandemic has had a material adverse effect on the Company’s business, and future conditions are highly uncertain. Future unfavorable developments may cause the Company to recognize an impairment of its goodwill. The Company will continue to evaluate the effects of the COVID-19 pandemic on its business.

•Interest expense. On May 5, 2020, we entered into an amendment to our credit facility in order to suspend certain financial maintenance covenants contained therein for a specified period. In connection with the amendment, margins upon which interest is calculated on amounts outstanding under the facility were increased and the Company agreed to limit its ability to engage in certain transactions during the covenant suspension period, including the ability to declare or pay dividends, incur additional debt and make investments and dispositions. On May 12, 2020, we completed the sale of $402.5 million in aggregate principal amount of 2.50% Convertible Senior Notes due 2025 between the Company and U.S. Bank National Association, as trustee. The proceeds from the 2025 Notes offering was used to repay all outstanding amounts of the revolving credit facility and $75.0 million to partially repay the term loan. The partial repayments of our LIBOR based long-term debt obligations and margin amendments made to the term loan resulted in a partial de-designation of one interest rate swap and the interest rate collar. All of the above noted measures impacted and are expected to continue to materially impact the Company’s interest expense in 2020 and later. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources” section above for more information. Lastly, we are continuing to evaluate additional measures that we may elect to take as we continue to respond to the impact of COVID-19 on our business. There can be no assurance whether or when any such measures will be adopted.
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
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, accelerates a company’s ability to recover AMT refundable credits that otherwise could have been claimed in 2020 and 2021, to 2018 and 2019, with an option to elect recovery of the full credit amount for 2018. The CARES Act also includes a technical correction wherein qualified improvement property placed in service in 2018 and after is eligible for 100% bonus depreciation. It also contains provisions for deferral of the employer portion of social security taxes incurred through the end of calendar 2020 and an employee retention credit, a refundable payroll credit for 50% of wages and health benefits, up to a maximum of $10 thousand per employee, paid to employees not providing services due to the COVID-19 pandemic. As a result of the CARES Act, we deferred qualified payroll taxes and claimed the employee retention credit. Based on our preliminary analysis of the CARES Act, we recognized a benefit of $11.0 million for the nine months ended September 26, 2020 for employee retention credits. We will continue to assess our treatment of the CARES Act to the extent additional guidance and regulations are issued, the further applicability of the CARES Act to the Company, and the potential impacts on our business. There can be no assurance that we will qualify for additional benefits available under the CARES Act.
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our associates, customers, suppliers and partners. A more prolonged crisis could negatively affect our liquidity. Such impact on our business, operating results, cash flows and/or financial condition may continue to be material.
Conversion of the 2025 Notes could dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.

The 2025 Notes will be convertible into cash, shares of common stock or a combination of cash and shares of common stock at our election, based on the applicable conversion rate at such time. Prior to February 15, 2025, the 2025 Notes will be convertible at the option of the holders of such notes under certain circumstances as provided in the governing indenture. Based on the initial conversion rate of the 2025 Notes, which is subject to adjustment, the 2025 Notes are convertible into 12.9 million shares of our common stock with a maximum possible issuance of 16.5 million shares.

The conversion of some or all of the 2025 Notes could dilute the ownership interests of existing stockholders to the extent we elect to deliver shares of our common stock upon conversion of any of the 2025 Notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
Exhibit Index

Exhibit No.	Exhibit Description
3.1	Second Amended and Restated Certificate of Incorporation of National Vision Holdings, Inc. -incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 31, 2017.
3.2	Second Amended and Restated Bylaws of National Vision Holdings, Inc. -incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 31, 2017.
10.1	Amendment 4 to the Management & Services Agreement between Walmart, Inc. and National Vision, Inc. effective as of July 17, 2020 -incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2020.
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the Company’s Quarterly report on Form 10-Q for the quarter ended September 26, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Vision Holdings, Inc.

Dated: November 5, 2020	By:	/s/ L. Reade Fahs
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 5, 2020	By:	/s/ Patrick R. Moore
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)