Form 10-K
period 2021-01-02
National Vision Holdings, Inc.
filed 2021-03-03
CIK 1710155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2021
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
If emerging growth company, indicate by check mark if the registrant has elected not to use the excluded transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 27, 2020, the last day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2.3 billion (based upon the closing sale price of the common stock on last trading date of the quarter on the NASDAQ).
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date

Class	Outstanding at February 26, 2021
Common stock, $0.01 par value per share	81,311,893
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 2, 2021.

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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. These risks and uncertainties include, but are not limited to, those described below in the “Risk Factors Summary,” in Part I. Item 1A. “Risk Factors” and elsewhere in this Form 10-K and those described from time to time in our future reports to be filed with the Securities and Exchange Commission (the “SEC”).
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

RISK FACTORS SUMMARY

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations or liquidity. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Risk Factors” in this Form 10-K.

Risks Related to Our Business and Our Industry
•The COVID-19 pandemic has had, and may in the future continue to have, a material adverse impact on our business.
•If we fail to open and operate new stores in a timely and cost-effective manner or fail to successfully enter new markets, our financial performance could be materially and adversely affected.
•Failure to recruit and retain vision care professionals for our stores could adversely affect our business, financial condition and results of operations.
•Future operational success depends on our ability to develop, maintain and extend relationships with managed vision care companies, vision insurance providers and other third-party payors.
•If the performance of our host and legacy brands declines or we are unable to maintain our operating relationships with our host and legacy partners, our business, profitability and cash flows may be adversely affected and we may be required to incur impairment charges.
•We are subject to extensive state, local and federal vision care and healthcare laws and regulations and failure to adhere to such laws and regulations would adversely affect our business.
•We are subject to managed vision care laws and regulations.
•We require significant capital to fund our expanding business. If we are unable to maintain sufficient levels of cash flow from our operations, we may not be able to execute or sustain our growth strategy or we may require additional financing, which may not be available to us on satisfactory terms or at all.
•We depend on our distribution centers and optical laboratories. The loss of, or disruption in the operations of, one or more of these facilities may adversely affect our ability to process and fulfill customer orders and deliver our products in a timely manner, or at all, and may result in quality issues, which would adversely affect our reputation, our business and our profitability.
•We face risks associated with vendors from whom our products are sourced and are dependent on a limited number of suppliers.
•The optical retail industry is highly competitive, and if we do not compete successfully, our business may be adversely impacted.
•We rely heavily on our information technology systems, as well as those of our vendors, for our business to effectively operate and to safeguard confidential information; any significant failure, inadequacy, interruption or security breach could adversely affect our business, financial condition and operations.
•Our growth strategy could strain our existing resources and cause the performance of our existing stores to suffer.
•We are a low-cost provider and our business model relies on the low cost of inputs. Factors such as wage rate increases, inflation, cost increases, increases in raw material prices and energy prices could have a material adverse effect on our business, financial condition and results of operations.
•Our success depends upon our marketing, advertising and promotional efforts. If we are unable to implement them successfully, or if our competitors are more effective than we are, it could have a material adverse effect on our business, financial condition and results of operations.
•We are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs.
•Certain technological advances, greater availability of, or increased consumer preferences for, vision correction alternatives to prescription eyeglasses or contact lenses, and future drug development for the correction of vision-related problems may reduce the demand for our products and adversely impact our business and profitability.
•If we fail to retain our existing senior management team or attract qualified new personnel, such failure could have a material adverse effect on our business, financial condition and results of operations.
•An overall decline in the health of the economy and other factors impacting consumer spending, such as recessionary conditions, the timing and issuance of tax refunds, governmental instability and natural disasters, may affect consumer purchases, which could reduce demand for our products and materially harm our sales, profitability and financial condition.
•Our profitability and cash flows may be negatively affected if we are not successful in managing our inventory balances and inventory shrinkage.
•Our operating results and inventory levels fluctuate on a seasonal basis.
•We rely on third-party coverage and reimbursement, including government programs, for an increasing portion of our revenues, the future reduction of which could adversely affect our results of operations.
•Our e-commerce and omni-channel business faces distinct risks, and our failure to successfully manage it could have a negative impact on our profitability.
•We could be adversely affected by product liability, product recall or personal injury issues.
•Failure to comply with laws, regulations and enforcement activities or changes in statutory, regulatory, accounting and other legal requirements could potentially impact our operating and financial results.
•Adverse litigation judgments or settlements resulting from legal proceedings relating to our business operations could materially adversely affect our business, financial condition and results of operations.
•We may incur losses arising from our investments in technological innovators in the optical retail industry, which would negatively affect our financial results.
•We may not be able to adequately protect our intellectual property, which could harm the value of our brand and adversely affect our business.
Risks Related to Our Indebtedness and Ownership of Common Stock
•We have a significant amount of indebtedness which could adversely affect our business and financial position, including limiting our business flexibility and preventing us from meeting our debt obligations.
•A change in interest rates or discontinuation, reform or replacement of LIBOR and other benchmark rates, or uncertainty related to the potential for any of the foregoing, may adversely affect our business.
•Our credit agreement contains restrictions that limit our flexibility in operating our business.
•Conversion of the 2025 Notes could dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.
•Our stock price may be volatile or may decline regardless of our operating performance.
•Because we have no current plans to pay cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.
•We are a holding company with no operations of our own and, as such, we depend on our subsidiaries for cash to fund all of our operations and expenses, including future dividend payments, if any.
•If securities or industry analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.
•Maintaining the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
•Ineffective internal controls could have a material adverse effect on our business and stock price, and could result in our financial statements becoming unreliable.
•Anti-takeover provisions in our organizational documents could delay or prevent a change of control.
•Our Board of Directors is authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.
•Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, associates or stockholders.

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
General
We are one of the largest and fastest growing optical retailers in the United States and a leader in the attractive value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best, regardless of their budget. Our mission is to make quality eye care and eyewear affordable and accessible to all Americans. We achieve this by providing eye exams, eyeglasses and contact lenses to value seeking and lower income consumers. We deliver exceptional value and convenience to our customers, with an opening price point that strives to be among the lowest in the industry, enabled by our low-cost operating platform. We reach our customers through a diverse portfolio of 1,205 retail stores across five brands and 19 consumer websites as of January 2, 2021, our 2020 fiscal year end.
Our common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “EYE.” Our principal executive offices are located at 2435 Commerce Avenue, Bldg. 2200, Duluth, Georgia 30096.
Our Corporate History
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
In October 2017, we completed the initial public offering of our common stock (the “IPO”). National Vision was controlled by affiliates of KKR and private equity funds managed by Berkshire until July 30, 2018 and by August 2019, these private equity funds had sold their remaining holds of our common stock.
COVID-19 Pandemic Impact on NVI’s Business
The outbreak of COVID-19 in 2020 resulted in a global pandemic and a significant slowdown of economic activity including worldwide travel restrictions, prohibitions of non-essential work activities, disruption and shutdown of businesses, changes in consumer behavior and greater uncertainty in global financial markets, which in turn, had a significant impact on our operations and performance in fiscal 2020. We prioritized the safety of our associates, optometrists, customers and patients by closing our stores to the public for a temporary period of time in the first half of 2020 in order to implement enhanced safety protocols. Through the dedication of our associates and doctors, we were able to continue to provide our customers and patients reliable and quality low cost eye care and eyewear. Our strategy has guided us during these most challenging times and reinforces our confidence in our business model. As the pandemic endures and continues to have an impact on global economic activity, the extent to which COVID-19 adversely impacts our future business operations, financial performance and results of operations is uncertain and will depend on many factors outside the Company’s control. For a further discussion of the risks, uncertainties and actions taken in response to COVID-19, refer to Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
The fundamentals of our model are described below:
•Differentiated and Defensible Value Proposition. We believe our success is driven by our low prices, convenient locations, broad assortment of branded and private label merchandise and the high levels of in-store service provided by our well-trained and passionate store associates and vision care professionals. We believe our bundled offers, including two-pairs of eyeglasses plus an eye exam for $69.95 at America’s Best and two-pairs of eyeglasses for $78 at Eyeglass World, represent among the lowest price offerings of any national chain. Our ability to utilize national advertising for America’s Best allows us to communicate this value proposition to a meaningfully greater number of current and potential customers. We believe that our value proposition will continue to drive comparable store sales growth as we attract new customers and increase loyalty with existing customers.
•Recurring Revenue Characteristics. Eye care purchases are predominantly a medical necessity and are therefore considered non-discretionary in nature. We estimate that optical consumers typically replace their eyeglasses every two to three years, while contact lens customers typically order new lenses every six to twelve months, reflecting the predictability of these recurring purchase behaviors. This is further demonstrated by the customer mix of our mature stores, with existing customers representing 66% of total customers in 2020 and new customers representing the remaining 34% of total customers in 2020.
•Attractive Store Economics. Since 2006, we have opened 777 stores in the aggregate, including 747 stores under our America’s Best and Eyeglass World retail brands. Our store economics are based on low capital investment, steady ramping of sales in new locations, low operating costs and consistent sales volume and earnings growth in mature stores, which result in attractive returns on capital. By consistently replicating the key characteristics of our store model, we execute a formula-based approach to opening new stores and managing existing stores, which has delivered predictable store performance across vintages, diverse geographies and new and existing markets. Our new store model targets a store size between 3,500 to 4,500 square feet and an average new store cash investment of approximately $0.4 million to $0.5 million, in furniture, fixtures, leaseholds and equipment for new stores, net of tenant incentives. Our new store model targets sales in the fifth year of operation in the range of $1.4 million to $1.6 million, with at least 60% of year five sales targeted in the first full year of operation. Our new store model targets vary for America’s Best and Eyeglass World stores to reflect differences by brand, markets and geography. The majority of our owned stores have achieved profitability during the second year of operation and have paid back invested capital in three to five years.

•Grow Our Store Base. We believe that we continue to have significant expansion opportunities in the United States. We have adopted a disciplined expansion strategy designed to leverage the strengths of our compelling and distinct value proposition and recognized America’s Best and Eyeglass World brand names to develop new stores successfully in an array of markets that are primed for growth, including new, existing, small and large markets. We have an established partnership with a third party real estate data analytics firm to evaluate potential new America’s Best and Eyeglass World stores and updated our analysis during 2020. This updated analysis suggests that we can grow America’s Best to at least 1,300 stores and Eyeglass World to at least 850 stores, inclusive of those already open. We believe that these two brands can accordingly grow from 892 stores as of January 2, 2021 to a total of at least 2,150 stores, with similar economics to the existing store base. We believe that our consistent track record of successfully opening stores across vintages, geographies and markets demonstrates our ability to further increase our store count and, as a result, we believe that our current level of new store growth of approximately 75 stores per annum is sustainable for the foreseeable future.
Our Mission and Philanthropic Efforts
Our mission is to help people by making quality eye care and eyewear more affordable and accessible. Our philanthropic culture instills a sense of purpose and engagement in our associates, from in-store team members to senior management. Our associates feel pride in the positive work they are doing, which allows us to attract and retain both store associates and vision care professionals, thus improving the customer experience in our stores. In addition, our mission has been essential to the recruitment and retention of our management team, whose extensive experience is a key component of our business success.
Our financial success has helped fuel our ever-growing philanthropic engine. In the U.S., through our partnership with charitable organizations, we provide free vision screenings, eye exams and eyeglasses to young Americans and other underserved communities. In addition, through multiple charitable partnerships with organizations such as VisionSpring, RestoringVision and VOSH International, we both directly assist and indirectly help improve the vision of millions of individuals globally. We also work collaboratively with others in the industry to help a portion of the world’s population who live with uncorrected vision problems.
Our Business
We have two reportable segments: our Owned & Host segment and our Legacy segment. Our Owned & Host segment includes our two owned brands, America’s Best and Eyeglass World, and our Vista Optical locations in select Fred Meyer stores. Within this segment, we also provide low-cost vision care products and services to American military service members by operating Vista Optical locations on select military bases across the country. Our Legacy segment consists of our long-term strategic relationship with Walmart to operate Vision Centers in select Walmart stores. In addition, our wholly-owned subsidiary, FirstSight Vision Services, Inc. (“FirstSight”), which is licensed as a single-service health plan under California law, issues individual vision plans in connection with our America’s Best operations in California and arranges for the provision of optometric services at optometric offices next to certain Walmart stores throughout California. We support our owned brands and our Vista Optical military operations through our omni-channel offerings and we also have an established standalone e-commerce business. Our e-commerce platform, which is managed by our wholly-owned subsidiary AC Lens, serves our proprietary e-commerce websites and the e-commerce websites of third parties, including Walmart, Sam’s Club and Giant Eagle. AC Lens handles site management, customer relationship management and order fulfillment and also sells a wide variety of contact lenses, eyeglasses and eye care accessories.
The following table provides an overview of our portfolio of brands:

Overview of Our Brands and Omni-channel & E-commerce Platform

Owned & Host Brands				Legacy

Lowest Price	Eyewear Value Superstore	Shop-Within-A-Shop	Commissary Store	Shop-Within-A-Shop
		“Great Deals Everywhere You Look”	“Fantastic Military Pricing”	“Everyday Low Price”
Employed ODs	Mostly Independent ODs	Mostly Independent ODs	Mostly Independent ODs	Mostly Independent ODs
773 Stores	119 Stores	29 Stores	54 Stores	230 Stores
~3,500 sq. ft.	~4,500 sq. ft.	~800 sq. ft.	~1,000 sq. ft.	~1,800 sq. ft.
~1,300 SKUs	~1,900 SKUs	~600 SKUs	~700 SKUs	~800 SKUs
Centralized Lab	Lab in Store / Centralized Lab	Centralized Lab	Centralized Lab	Centralized Lab

OMNI-CHANNEL & E-COMMERCE
Sister Sites (4)		Proprietary Sites (6)	Partner Sites (9)

Note: Store count as of January 2, 2021. SKU figures refer to eyeglass frame SKUs. ODs are Doctors of Optometry.
All of our brands leverage our highly-efficient centralized laboratory network and distribution system, which helps us minimize production and distribution costs. As one of the largest purchasers of eyeglass frames, spectacle lenses and contact lenses in the United States, we also benefit from centralized procurement efforts and purchasing economies of scale.
Our America’s Best Brand. America’s Best strives to be the value leader in virtually every market in which it operates. Its signature offer of “two pairs of eyeglasses for $69.95, including a free eye exam”, is typically priced significantly lower than the competition on a per-pair basis and provides customers with a wide selection of frame choices at this entry point. In America’s Best stores, vision care services are provided by optometrists employed either by us or by independent professional corporations or similar entities. This model facilitates the brand’s bundled offer and its Eyecare Club programs, which offer two free eye exams per year for the duration of the membership plus a discount on contact lenses and eyeglasses. By leveraging our efficient centralized laboratory network, America’s Best stores are able to minimize processing costs and drive significant economies of scale. These stores typically stock approximately 1,300 eyeglass frame SKUs, including imports from low-cost overseas manufacturers, higher-margin private label brands and discounted well-known frame brands. America’s Best stores, which average approximately 3,500 square feet, are primarily located in high-traffic strip centers next to other value-focused retailers.
Our Eyeglass World Brand. Eyeglass World also offers a value price point for customers, with an opening offer of “two pairs of eyeglasses for $78.” This brand is positioned as an eyeglass superstore with a broad selection of designer brands and price points, and offers a highly personalized level of service. We source eyeglass frames for our Eyeglass World stores from leading designer brands, private label manufacturers and low-cost overseas manufacturers. Eyeglass World locations offer eye exams, primarily from independent optometrists and optometrists employed by independent professional corporations or similar entities, and have on-site laboratories that enable stores to quickly fulfill customer orders and make repairs. Lens orders that are not completed in-store are completed by our centralized laboratory network. Due to the wider brand selection and on-site laboratories, Eyeglass World stores average approximately 4,500 square feet and typically stock approximately 1,900 eyeglass frame SKUs. These stores are primarily located in freestanding or in-line locations near high-foot-traffic shopping centers.

Our Partner Brands. We have three partner brands consisting of 230 Vision Centers in Walmart stores across the country, 54 Vista Optical locations on military bases and 29 Vista Optical locations within Fred Meyer stores as of January 2, 2021. Pursuant to a January 2020 amendment to our management & services agreement with Walmart, we added five additional Vision Centers in Walmart stores in fiscal year 2020. On July 17, 2020, NVI and Walmart extended the current term and economics of the management & services agreement by three years, to February 23, 2024. We have strong, long-standing relationships with these partners. Our strategic relationship with Walmart is in its 31st year and our partnerships with Fred Meyer and the U.S. military have been maintained for over 20 years. Our partner brands all compete within the value segment of the U.S. optical retail industry. These brands combine a broad selection of products and attentive customer service with the convenience of one-stop shopping. These brands also utilize our centralized laboratories and provide eye exams principally by independent optometrists in nearly all locations.
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
Our dedicated e-commerce websites are managed by our subsidiary, AC Lens. AC Lens operates six proprietary branded websites including, among others, aclens.com and discountcontacts.com. In addition, AC Lens operates and provides support services for nine third-party websites owned by other companies, including Walmart, Sam’s Club and Giant Eagle. AC Lens handles site management, customer relationship management and order fulfillment and also sells a wide variety of contact lenses, eyeglasses and eye care accessories. In the aggregate, sales from our omni-channel and e-commerce platforms, which includes “buy-in-store and ship-to-home” transactions, represented approximately 12.0% and 10.3% of our 2020 and 2019 fiscal year net revenue, respectively.
Our Industry1
The U.S. optical retail industry, defined by Vision Monday to include optical retailers’ revenues from the sales of products (including managed vision care benefit revenues and omni-channel and e-commerce sales) and eye care services provided by vision care professionals, including eye exams, is a $37 billion industry that has exhibited consistent, stable growth across economic cycles. According to Vision Monday, over the period from 2007 to 2019, the industry grew from $26 billion to $37 billion in annual sales, representing a compound annual growth rate (“CAGR”) of 3.2%. The industry experienced only a modest decline during the 2008 to 2009 recession and rebounded with robust post-recession sales growth of 4.0% CAGR from 2009 to 2019, according to Vision Monday. The steady growth of the industry and its resilience to economic cycles is due in large part to the medical, non-discretionary and recurring nature of eye care purchases.

Source: Vision Monday
1 This section includes the most recently available industry information, primarily as of 2019. We expect industry data for 2020, that would include the impacts of COVID-19, to be available later in 2021.

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
We anticipate that there are four key secular growth trends that will continue to contribute to the stability and growth of the U.S. optical retail industry:
•Aging Population. According to The Vision Council, 76% of adults in the United States used some form of vision correction as of September 2020. According to The Vision Council, at age 45, the need for vision correction begins to increase significantly, with approximately 88% of adults in the United States between the ages of 45 and 54 and approximately 89% of adults in the United States aged 55 and older using vision correction. As the U.S. population ages and life expectancy increases, the pool of potential customers and opportunities for repeat purchases in the optical retail industry are anticipated to rise. Given that eyesight deteriorates progressively with age, aging of the U.S. population should result in incremental sales of eyewear and related accessories.
•Frequent Replacement Cycle. The repetitive and predictable nature of customer behavior results in a significant volume of recurring revenue for the optical retail industry. The purchasing cycle of vision correction devices is closely tied to the frequency with which consumers obtain eye exams. Most optometrists recommend annual eye exams as a preventive measure against serious eye conditions and to help patients identify changes in their vision correction needs. According to The Vision Council, an estimated 196 million people in the United States using vision correction devices in 2019 received nearly 118 million eye exams that year, implying an average interval between exams of 20 months. The interval between exams contributes to the industry’s stability and shortening this interval represents an opportunity to increase the frequency of customer purchases.
•Increased Usage of Computer and Mobile Screens. Due to the proliferation of smartphones, laptops, tablets and other electronic devices, the U.S. population has experienced a dramatic increase in the amount of time spent viewing electronic screens. According to The Vision Council, about 80% of American adults report using digital devices for more than two hours per day with approximately 70% using two or more devices simultaneously, and approximately 60% reporting experiencing symptoms of digital eye strain. This is anticipated to result in a larger percentage of the population suffering from screen-related vision problems, driving incremental sales of vision correction devices, such as traditional eyeglasses and contact lenses, as well as higher margin products designed specifically to counteract the effect of looking at screens for prolonged stretches of time. We believe that remote working and learning arrangements that have been necessitated by the COVID-19 pandemic have led to increased use of electronic screens.
•Growing Focus on Health and Wellness. The optical retail industry is poised to continue to benefit from expansive trends underlying an increasing societal focus on health and wellness. Consumers want personalized solutions that allow them to make informed decisions about their health. Additionally, rising healthcare costs are driving a growing emphasis on preventative healthcare. Eye exams can detect a host of physical ailments, such as hypertension or diabetes, and are one of the most inexpensive and effective forms of detection for many of these conditions. As consumers continue to develop greater awareness of health and wellness issues, there is an opportunity for retailers that are able to offer personalized, inexpensive, health-oriented products and services that can increase quality of life and reduce an individual’s overall level of healthcare expenditures. Furthermore, this increased focus on health means that people are living longer, which increases the overall demand for vision care and the frequency with which people visit their eye care practitioners for vision care products and services.

Our Products and Services
Within our two reportable segments, we primarily offer two products and one service: eyeglasses, contact lenses and eye exams. Nonetheless, our diverse product portfolio encompasses many brand names and thousands of SKUs. Depending on the brand, our stores display approximately 600 to 1,900 eyeglass frame SKUs, covering all age groups. Offerings include both brand name designers, like Ray-Ban, Guess and Calvin Klein, as well as private label options at attractive prices. Our brand-name frame offerings are manufactured by market leaders and we partner with several overseas factories to direct source our private label products. We also offer a broad portfolio of lenses, including single vision and bifocal lenses, with a variety of treatments to enhance vision. Through one-on-one consultative-selling, our sales associates have a number of opportunities to share information about value-added lenses, including thinner, higher-quality lenses and photochromatic options, which carry higher margins. As a result, a significant number of America’s Best customers and Eyeglass World customers who purchase eyeglasses choose upgraded lenses and/or frames instead of each brand’s base offer. We also offer contact lenses and accessories from all major contact lens manufacturers, including our own private label brands (Softmed and Natural Eyes HydraWear, made by CooperVision) that are offered in our America’s Best and Eyeglass World stores. Collectively, our broad product offerings deliver consistent financial results and reduce our reliance on any individual product, style or trend.
In both of our reportable segments, eye exam services are provided by optometrists employed by us or by professional corporations or similar entities owned by eye care practitioners with whom we have contractual arrangements or by independent optometrists with whom we have contracted. In addition, in certain locations, eye exam services may be provided utilizing a remote medicine platform.
Within our Owned & Host segment, America’s Best offers its Eyecare Club programs primarily to its contact lens customers. As of January 2, 2021, the Eyecare Club had approximately 1.5 million active members. Benefits of the Eyecare Club include two free eye exams per year for the duration of the multi-year membership, 10% off all contact lenses and eyeglasses and other periodic benefits and discounts. Memberships can be purchased in stores or on our America’s Best website. There is a high adoption rate of Eyecare Club membership by America’s Best customers who are not part of a managed care program and who visited an America’s Best store for a contact lens examination. The disposable nature of contact lenses means that customers must replenish their contacts frequently, and in order to refill their prescriptions, contact lens users must have a current prescription. For a prescription to be current, customers generally need to have an eye exam every one or two years, depending on the state in which they reside. The multiyear nature of these memberships, which customers pay in full at the time they join, facilitates repeat traffic to America’s Best stores for exams and contact lens purchases and builds customer loyalty.
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
We believe that television is a key channel for connecting with our customers. A significant portion of America’s Best and Eyeglass World’s advertising investments are on traffic-driving television advertisements, which we leverage broadly across multiple stores in each television market to gain a larger share of voice, and, in turn, drive traffic and margins. We continue to benefit from America’s Best national television advertising campaigns, which we believe are cost effective and help raise our brand awareness in both existing and new markets. Additional advertising investments include digital media, search, direct mail, email and local store marketing. We are continually tracking consumer media consumption behaviors and adjusting our media plan accordingly.

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
We have an 86,000 square foot distribution center in Lawrenceville, Georgia and a 52,000 square foot distribution center in Columbus, Ohio. We utilize third-party carriers to transport products from these centers to customers and store locations.
Human Capital Management
We aim to maintain a strong and resonating culture guided by our Vision, Mission and Values. We believe everyone deserves to see their best to live their best and our goal is to help people achieve this by making quality eye care and eyewear more affordable and accessible. This purpose is supported by our associates and their values – they are empowered to do what is right, committed to creating happiness every day and energized to serve.
With an inclusive and people-first culture, we are focused on celebrating and respecting our backgrounds, empowering, rewarding and developing our associates and aiming to give back to the communities in which we serve. Our human capital initiatives are focused on attracting highly qualified individuals and providing them with continued opportunities for growth and development.

As of January 2, 2021, we had 12,792 full-time and part-time associates. In addition, the professional corporations or similar entities with which we contract employed 1,200 optometrists as of January 2, 2021. We are not a party to any collective bargaining agreements. We have never experienced a strike or work stoppage, and we believe that our relations with our associates and optometrists are good.
Talent Acquisition
At National Vision, we are committed to attracting talent aligned with our Vision, Mission and Values. We have invested in key leadership roles within the talent organization to refine our approach and have incorporated new technology to improve both the candidate and hiring manager experience. In addition, we have partnered with schools and other organizations to promote the profession of optometry, including continuing our multi-year sponsorship of the Association of Schools and Colleges campaign “Optometry Gives Me Life” targeted at high school and college students. To mitigate the impact the COVID-19 pandemic and temporary closure of our stores had on our traditional recruiting efforts and hiring cycles, we transitioned to online platforms for job fairs and on-campus events, selectively offered key incentives, such as a student loan repayment program, and educated applicants on the health and safety protocols implemented in our stores.
Talent Development
We have a proven record of opening new stores with high-quality training support. As a result of the COVID-19 pandemic, we adapted our new store training approach by introducing and enhancing virtual instructor-led training classes, allowing for a continuation of high touch training to prepare stores to open safely and effectively. We also increased ongoing training, especially in the areas of safety protocol procedures and customer interactions. We provide our associates and optometrists with several opportunities and mechanisms through which they can provide feedback and allow us to continue developing programs for training and growth.
Benefits and Wellness
We strive to ensure our people always feel supported so they can bring their best selves to work every day. We demonstrate this commitment through many of our benefits and wellness offerings. Programs like our health plan, wellness and disease management programs, including personalized programs for diabetes and hypertension, and a financial protection resource, provide the needed resources essential for helping our people care for themselves and their families.
We also offer free on-demand mental and behavioral health resources, to provide needed guidance when work and personal challenges affect an associate’s overall well-being.
Shortly after our IPO, we established the National Vision Crisis Relief Fund to help support associates who are facing financial hardship as a result of a natural disaster, family emergency or other unexpected events. Donations made to the Crisis Relief Fund are matched by the Company. Since its creation, over $800,000 have been provided to associates for assistance, with over 90% provided since the beginning of the COVID-19 pandemic.
Diversity, Equity and Inclusion
We are committed to a diverse and inclusive culture and in 2020, we formed a new Diversity, Equity and Inclusion (“DEI”) department within the Company. The DEI department is supported by our DEI Council, composed of a cross-section of associates and optometrists. In 2020, we focused on reviewing best practices and initiatives and conducted listen and learn sessions with associates and optometrists to solicit feedback and identify opportunity areas. As we move forward in our DEI journey, we are focused on advancing diversity in our recruitment, training, career mentorship and development, employment branding and community service. As a part of these efforts, in 2020, we collaborated with non-profit and educational institutions with the goal of increasing the percentage of Black doctors in the industry, including sponsoring and participating in the first ever “Impact HBCU” event sponsored by Black Eyecare Perspectives with the goal of increasing awareness in the field among HBCU students.
COVID-19
The COVID-19 pandemic has presented unique challenges for our associates, doctors, customers and patients. We prioritized the safety of our associates, optometrists, customers and patients by voluntarily closing our stores to the public for a temporary period of time in 2020 to implement enhanced safety and cleaning protocols in order to serve our customers and patients with everyone’s health and safety in mind.
We also created multiple resources for associates, including frequent and transparent communication tools, additional leave of absence and paid leave options, and centralized support to address COVID-19 questions and concerns, including regarding the availability of vaccines. We paid one-time appreciation bonuses to customer-facing associates, granted additional company holidays in the fourth quarter of fiscal year 2020 and paid benefits for associates furloughed in response to the COVID-19 pandemic. In addition, contributions to our Crisis Relief Fund more than doubled, reflecting the empathetic nature of our community.

Managed Vision Care
Our managed care business relates to vision care programs and associated benefits (i) sponsored by associates or other groups, (ii) provided by insurers and managed care entities, such as health maintenance organizations to individuals, and (iii) delivered, typically on a fee-for-service or capitated basis, by health care providers, such as ophthalmologists, optometrists and opticians. Our managed care business primarily consists of participation in private managed care programs. While our managed care business has continued to grow, we are underpenetrated in the managed care market relative to the broader optical retail industry, and we believe that this continues to represent a growth opportunity.
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
Due to the COVID-19 pandemic and the resulting temporary closure of our stores for a portion of the first half of 2020, there have been changes in fiscal year 2020 seasonality and COVID-19 may cause changes beyond 2020 to the seasonality we have historically experienced.

Information Technology
Information technology systems are critical to our day-to-day operations as well as to our long-term growth strategies. Our systems are designed to deliver a consistent, scalable, high-performing and secure experience for our customers and partners. We utilize a combination of co-location data center and cloud-based solutions for our infrastructure and the majority of our applications consist of standard, integrated software solutions. Our systems provide the data analysis and automation necessary to support our marketing, merchandising, inventory, distribution, store operations and point-of-sale, e-commerce, remote medicine, finance, accounting and human resources initiatives. We believe our current systems allow us to identify and respond to operating trends in our business.
Examples of areas in which we have invested and continue to invest in include software systems to enhance the growth of our omni-channel, customer engagement efforts, remote medicine, cybersecurity programs and our overall security posture and our point-of-sale system. We believe these investments, along with maintenance of our existing information technology capabilities, will provide the flexibility and capacity to accommodate our future growth plans.
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

Fairness to Contact Lens Consumers Act (“FCLCA”) and E-commerce Laws
In connection with our sales of contact lenses, we must comply with the FCLCA, and its implementing regulations promulgated by The Federal Trade Commission (“FTC”), and the Contact Lens Rule, which establish a national uniform standard in the United States with regard to releasing and verifying contact lens prescriptions. This law and rule require that we verify the prescriptions we receive from our customers prior to selling contact lenses online. A violation of the Contact Lens Rule constitutes an unfair or deceptive act or practice under the FTC Act. In 2020, the FTC adopted changes to the Contact Lens Rule under the FCLCA, that include, among other topics, updates to the “passive verification” requirement, updates to certain other prescription requirements and new requirements regarding automated telephone verification messages.
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
Privacy and Security
We directly collect, use, access, disclose, transmit and/or store protected health information (“PHI”) and personally identifiable information (“PII”) in connection with the sales of our products and services, customer service, billing and employment practices. As a health care provider and as a business associate to health care providers, we are subject to federal and comparable state laws governing privacy and security, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and its implementing regulations, such as the Privacy Rule, the Security Rule and the Breach Notification Rule. The Health Information Technology for Economic and Clinical Health Act of 2009 (the “HITECH Act”) extends the Privacy Rule and the Security Rule directly to business associates. We are also subject to comparable state health privacy laws to the extent they are more protective of individual privacy than the Privacy Rule. Nearly all states have adopted their own data breach laws with comparable (and sometimes conflicting) standards and requirements. These state laws apply to breaches of specified elements of personal information. In addition, states may amend or adopt new laws or regulations regarding data privacy that may be applicable to us, such as the California Consumer Privacy Act of 2018, which went into effect January 2020.
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

Environmental and Safety Regulation
Our optical laboratories in the United States and our in-store laboratories in our Eyeglass World locations subject us to various federal, state and local laws, regulations and other requirements pertaining to protection of the environment, public health and associate safety, including, for example, regulations governing the management of hazardous substances, and the maintenance of safe working conditions. These laws also apply generally to all our properties. Our failure to comply with these laws can subject us to criminal and civil liabilities.
COVID-19-Related Regulations
Certain federal and state laws and regulations have been adopted in response to the COVID-19 pandemic that, among other things, include liability protections for certain businesses. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, provides tax relief to businesses, including the deferral of certain payroll taxes, relief for retaining employees, accelerating a company’s ability to recover Alternative Minimum Tax (“AMT”) refundable credits and other income tax provisions. We have elected to apply the AMT refundable credit provision and the employee retention credit provisions of the CARES Act. See Note 1. “Business and Significant Accounting Policies” for more details. Additional federal or state laws and regulations may be adopted in the future in response to the pandemic and continued impact of the pandemic.
We are also subject to the requirements of the Occupational Safety and Health Administration (OSHA) and other federal and state agencies that address employee health, including from infectious diseases such as COVID-19, and safety. In general, we believe we are meeting state and federal rules and regulations protecting the health and safety of our employees. Based on new or revised regulatory developments, we may be required to increase expenditures in the future to comply with higher industry and regulatory safety standards. However, there are no known new or revised regulations which will require a material increase in our expenditures.

Insurance and Risk Management
We use a combination of insurance and self-insurance for workers’ compensation, general liability, property insurance, director and officers’ liability insurance, vehicle liability and associate health-care benefits, among others. Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Where we have retained risk through self-insurance or similar arrangements, we utilize third-party firms to assist management in assessing the financial impact of risk retention.

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
Risks Related to Our Business and Our Industry
The COVID-19 pandemic has had, and may in the future continue to have, a material adverse impact on our business.
The COVID-19 pandemic and the travel restrictions, quarantines, other and related public health measures and actions taken by governments and the private sector have adversely affected global economies, financial markets and the overall environment for our business, and the extent to which it may continue to impact our future results of operations and overall financial performance remains uncertain. The global macroeconomic effects of the pandemic may persist for an indefinite period of time, even after the pandemic has subsided.
As a result of the pandemic and the recommendations of U.S. government and health authorities, our retail stores closed to the public beginning on March 19, 2020. We began reopening our stores to the public on April 27, 2020 and on June 8, 2020, we announced the successful completion of the reopening process. While we expect to be able to continue operations for the duration of the pandemic, our store operations are subject to change based on market conditions and the continued evolution of the pandemic.
The resurgence of the COVID-19 pandemic and its continued evolution has impacted and may continue to impact the following areas:
•a disruption to our growth strategy, supply chain, delivery of merchandise, professional recruitment, ability to staff stores, typical seasonality, customer demand;
•newly enacted state, local and federal healthcare laws in response to COVID-19 and exposure to potential lawsuits; and
•an inability to maintain sufficient levels of cash flow from our operations to fund our business and growth strategy and difficulty in obtaining additional financing on terms that are favorable to us;
The scope and duration of the pandemic, including the current resurgences in various regions in the United States and globally and other future resurgences, the pace at which government restrictions are lifted or whether additional actions may be taken to contain the virus, the impact on our customers and suppliers, the speed and extent to which markets fully recover from the disruptions caused by the pandemic, and the impact of these factors on our business, will depend on future developments that are highly uncertain and cannot be predicted with confidence. It is possible that changes in economic conditions and steps taken by the federal government and the Federal Reserve in response to the COVID-19 pandemic could lead to higher inflation than we had anticipated, which could in turn lead to an increase in our costs of products and services and other operating expenses. In addition, to the extent COVID-19 adversely affects our operations and global economic conditions more generally, it may also have the effect of heightening many of the other risks described herein.
While we believe that the long-term fundamentals of our business are largely unchanged, and anticipate that our operating results in future fiscal years will begin to reflect a more normal operating environment, the current economic and public health climate has created a high degree of uncertainty. As such, we continue to closely monitor this global health crisis and will continue to reassess our strategy and operational structure on a regular, ongoing basis as the situation evolves. We refer you to “Management’s Discussion and Analysis of Financial Position and Results of Operations” for a more detailed discussion of the potential impact of the COVID-19 pandemic and associated economic disruptions, and the actual operational and financial impacts that we have experienced to date.

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
Our ability to successfully open and operate new stores depends on many factors, including, among others, our ability to:
•recruit and retain qualified vision care professionals (who may be licensed or unlicensed, depending on state regulations) for any new store;
•address regulatory, competitive, merchandising, marketing, distribution and other challenges encountered in connection with expansion into new markets where we have limited historical experience;
•hire, train and retain an expanded workforce of store managers and other personnel;
•maintain adequate laboratory, distribution facility, information technology and other operational system capabilities;
•successfully integrate new stores into our existing management structure and operations, including information technology integration;
•negotiate acceptable lease terms at suitable retail locations;
•source sufficient levels of inventory at acceptable costs;
•obtain necessary permits and licenses;
•construct and open our stores on a timely basis;
•generate sufficient levels of cash or obtain financing on acceptable terms to support our expansion;
•participate in managed care arrangements for new stores;
•achieve and maintain brand awareness in new and existing markets; and
•identify and satisfy the merchandise and other preferences of our customers.
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
We derive significant revenues and operating cash flows from our relationships with our legacy and host partners through our operations of 230 Vision Centers in Walmart stores, 29 Vista Optical locations within Fred Meyer stores and 54 Vista Optical locations on military bases.
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

For example, our current management & services agreement with Walmart presents a variety of risks. The current term of the management & services agreement ends on February 23, 2024. Sales associated with this arrangement with Walmart represented 8.3% of consolidated net revenue in fiscal year 2020, which exposes us to concentration of customer risk. In addition, the agreement permits Walmart to control many aspects of the retail operations at the Vision Centers we manage on behalf of Walmart, including pricing, merchandising and similar matters. If Walmart exercises its rights under this agreement in a way that adversely affects us, our sole remedy would be to terminate the agreement after participating in an informal resolution and, if necessary, a mediation process. There are no assurances that Walmart will not seek to exercise these rights in a manner that is materially adverse to our interests. In addition, under our current management & services agreement, we earn fees based on a percentage of the revenues from the Vision Centers we manage. The agreement also allows Walmart to collect penalties from us if the Vision Centers do not generate a requisite amount of revenues, which penalties equal a percentage of the shortfall. We may not be able to maintain the performance levels required and, as a result, may be forced to pay penalties to Walmart or default under this agreement at a point in time when our fees from the arrangement will already be lower than anticipated. Further, a breach by us of the terms and conditions of this agreement could cause us to lose all management fees derived under this agreement, which could adversely affect our financial position and results of operations.
At January 2, 2021, the carrying value of goodwill and intangible assets at our host and legacy brands was $24.7 million and $84.9 million, respectively. We review the carrying value of our goodwill and intangibles for impairment annually, or more frequently when impairment indicators exist. The impairment test requires us to analyze a number of factors, including evaluating the useful life of intangible assets, and make estimates that require judgment. During the fourth quarter of fiscal 2018, we fully impaired goodwill at the Military and Fred Meyer brands of approximately $15.1 million. Future changes in the business profitability, expected cash flows, changes in our business strategy and external market conditions, among other factors, could require us to record impairment charges for goodwill or intangible assets, which could lead to decreased assets and reduced net income. If a significant write down were required, the charge could have a material adverse effect on our operating results and stockholders’ equity, and could impact the trading price of our common stock.
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
For example, the arrangements we have implemented with optometrists and professional corporations or similar entities owned by eye care practitioners could subject us to scrutiny by federal and state regulatory bodies regarding federal and state fraud and abuse or other laws. In addition, our failure, or the failure of vision care professionals who are our associates or with whom we have contractual arrangements, to obtain and maintain appropriate licenses could result in the unavailability of vision care professionals in or near our stores, loss of sales and/or the closure of our stores without licensed professionals.
We must comply with the FCLCA and its implementing regulations with respect to verifying contact lens prescriptions in connection with our online sales of contact lenses. Our extended warranty plans may subject us to state laws, which vary by state, that regulate the sale of product service contracts. It is possible that regulators in certain states could determine that our warranty plans should be subject to these laws and mandate that we comply with various registration, disclosure and financial requirements. In such event, we could be required to incur enhanced compliance costs, as well as the risk of cease and desist orders and monetary penalties.
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
We source merchandise from suppliers located in China, a significant amount of domestically-purchased merchandise is manufactured in China, and one of our outsourced third-party laboratories is located in China. Historically, tariffs have not materially affected our financial results, and we believe that less than 15% of costs applicable to revenue are subject to tariffs on Chinese imports.  Effective September 1, 2019, the U.S. government implemented a 15% tariff on specified products imported into the U.S. from China and effective February 14, 2020, the 15% tariff was reduced to 7.5%. In June 2020, the U.S. government granted a temporary exclusion for plastic and metal frames with a retroactive effective date of September 1, 2019, and such exclusion expired in September 2020. Given the recent change in the U.S. presidential administration, there is uncertainty whether there will be, and the resulting impacts of, any changes to U.S. government trade policy. While we have implemented mitigation plans and continue to focus on additional mitigation strategies to offset the impact of tariffs, costs with respect to products subject to these tariffs have increased. If we are unable to mitigate the full impact of the enacted tariffs or if there is a further escalation of tariffs, costs on a significant portion of our products may increase further and our financial results may be negatively affected. While it is too early to predict how the China tariffs will impact our business, our financial results may also be impacted by consumers’ fear of a prolonged trade war with China and an economic slowdown.
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

Additionally, events beyond our control, such as disruptions in operations due to natural or man-made disasters, inclement weather conditions, accidents, system failures, power outages, political instability, break-in, server failure, work stoppages, slowdowns or strikes by associates, acts of terrorism, widespread illness, health concerns regarding infectious diseases, and other unforeseen or catastrophic events, could damage our optical laboratories and/or distribution centers or render them inoperable, making it difficult or impossible for us to process customer orders for an extended period of time. For example, the COVID-19 pandemic has resulted in increased travel restrictions and affected certain companies’ operations globally, which may impact our outsourced laboratory in China and our processing of customer orders. Such events may also result in delays in our receipt of inventory and the delivery of merchandise between our stores, our optical laboratories and our distribution centers. We could also incur significantly higher costs and longer lead times associated with distributing inventory during the time it takes for us to reopen or replace one or both of our distribution centers. In addition, the unavailability of, or disruptions to, equipment to process lenses and assemble custom-made eyeglasses or trained operators of such equipment in our optical laboratories could adversely affect our ability to fulfill customer orders in a timely manner. Any disruption to the laboratories’ operations may reduce or impair the quality of assembled eyeglasses.
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
Other than our contracts for the supply of spectacle lenses and our private label contact lenses, we typically do not enter into long-term contracts with our vendors and, as such, we operate without significant contractual assurances of continued supply, pricing or access to new products. Any of our vendors could discontinue supplying us with desired products in sufficient quantities or offer us less favorable terms on future transactions for a variety of reasons. The benefits we currently experience from our vendor relationships could be adversely affected if our vendors:
•discontinue selling merchandise to us;
•enter into arrangements with competitors that could impair our ability to sell their products, including by giving our competitors exclusivity arrangements or limiting our access to certain products;
•sell similar or identical products to our competitors with similar or better pricing, some of whom may already purchase merchandise in significantly greater volume and at lower prices than we do;
•raise the prices they charge us;
•refuse to allow us to return merchandise purchased from them;
•change pricing terms to require us to pay on delivery or upfront, including as a result of changes in the credit relationships some of our vendors have with their various lending institutions;
•lengthen their lead times; or
•initiate or expand sales of their products to retail customers directly through their own stores, catalogs or on the Internet and compete with us directly.
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

We also source merchandise directly from suppliers outside of the United States. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control including increased shipping costs, the imposition of additional import or trade restrictions, including legal or economic restrictions on overseas suppliers’ ability to produce and deliver products, increased custom duties and tariffs, unforeseen delays in customs clearance of goods, more restrictive quotas, loss of a most favored nation trading status, currency exchange rates, transportation delays, port of entry issues and foreign government regulations, political instability and economic uncertainties in the countries from which we or our vendors source our products. For example our product sourcing could be impacted by current and future travel restrictions and/or the shut-down of certain businesses in China or elsewhere due to the COVID-19 pandemic. Our sourcing operations may also be hurt by health concerns regarding infectious diseases in countries in which our merchandise is produced. Moreover, negative press or reports about internationally manufactured products may sway public opinion, and thus customer confidence, away from the products sold in our stores. These and other issues affecting our international vendors or internationally manufactured merchandise could have a material adverse effect on our business, financial condition and results of operations.
The former presidential administration advocated for greater restrictions on international trade generally, including with respect to the North American Free Trade Agreement (“NAFTA”) and the World Trade Organization (the “WTO”). In December 2019, the United States, Mexico and Canada signed the amended United States-Mexico-Canada Agreement (the “USMCA”), which replaced NAFTA. In July 2020, the U.S. notified the United Nations of its intention to withdraw from the WTO. While the current presidential administration has rejoined the WTO, it remains difficult to predict what affect the USMCA, the WTO or other trade agreements and organizations will have on our business. If the U.S. were to withdraw from or materially modify any other international trade agreements to which it is a party or if the U.S. imposes significant additional tariffs or other restrictions on imports from China and Mexico, where our outsourced optical laboratories are located and where the majority of our frames are sourced and manufactured, it could have an adverse impact on our business. Any such tariffs, restrictions or other changes could lead to additional costs, delays in shipments, embargoes and other uncertainties that could negatively impact our relationships with our international vendors and labs and materially adversely affect our business, including by requiring us to increase our prices and identify alternative sources for merchandise and labs. See also “We depend on our distribution centers and optical laboratories. The loss of, or disruption in the operations of, one or more of these facilities may adversely affect our ability to process and fulfill customer orders and deliver our products in a timely manner, or at all, and may result in quality issues, which would adversely affect our reputation, our business and our profitability.”
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
We rely on a limited number of vendors to supply the majority of our eyeglass lenses and contact lenses and are thus exposed to concentration of supplier risk. In particular, we have agreed to exclusively purchase almost all of our spectacle lenses from one supplier. During fiscal year 2020, 89% of lens expenditures were from this vendor and 93% of contact lens expenditures were with three vendors. We are less exposed to a supplier risk for our eyeglass frames as only 52% of frame expenditures were with two vendors. If we were to lose any significant supplier, we may be unable to establish additional or replacement sources for our products that meet our quality controls and standards in a timely manner or on commercially reasonable terms, if at all. As a few major suppliers dominate the optical retail industry, the risks associated with finding alternative sources may be exacerbated. For example, effective October 1, 2018, Essilor and Luxottica completed their merger to become EssilorLuxottica, which exacerbates our concentration of supplier risk.

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
We rely heavily on our information technology systems for many functions across our operations, including managing our supply chain and inventory, processing customer transactions in our stores, allocating lens processing jobs to the appropriate laboratories, our financial accounting and reporting, compensating our associates and operating our websites. Our ability to effectively manage our business and coordinate the sourcing, distribution and sale of our products depends significantly on the reliability and capacity of these systems. We also collect, process and store sensitive and confidential information, including our proprietary business information and that of our customers, associates, suppliers and business partners, including Walmart and Sam’s Club. The secure processing, maintenance and transmission of this information is critical to our operations.
Our systems may be subject to damage or interruption from power outages or damages, telecommunications problems, data corruption, software errors, network failures, acts of war or terrorist attacks, fire, flood and natural disasters, our existing safety systems, data backup, access protection, user management and information technology emergency planning may not be sufficient to prevent data loss or long-term network outages. Our existing safety systems, data backup, access protection, user management and information technology emergency planning may not be sufficient to prevent data loss or long-term network outages. In addition, we may have to upgrade our existing information technology systems or choose to incorporate new technology systems from time to time in order for such systems to support the increasing needs of our expanding business. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations.

Our systems and those of our third-party service providers and business partners may be vulnerable to security breaches, attacks by hackers, acts of vandalism, computer viruses, misplaced or lost data, human errors or other similar events. If unauthorized parties gain access to our networks or databases, or those of our third-party service providers or business partners, they may be able to steal, publish, delete, use inappropriately or modify our private and sensitive third-party information including personal health information, credit card information and personal identification information. In addition, associates may intentionally or inadvertently cause data or security breaches that result in unauthorized release of personal or confidential information. Because the techniques used to circumvent security systems can be highly sophisticated, change frequently, are often not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address all possible techniques or implement adequate preventive measures for all situations. Like most corporations, the Company’s systems are a target of attacks. Although the incidents that we have experienced to date have not had a material effect on our business, there can be no assurance that such incidents will not have a material adverse effect on us in the future. Any such breach, attack, virus or other event could result in costly investigations and litigation exceeding applicable insurance coverage or contractual rights available to us, civil or criminal penalties, operational changes or other response measures, loss of consumer confidence in our security measures, and negative publicity that could adversely affect our financial condition, results of operations and reputation.
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
The success of our business depends, in part, on our ability to identify suitable premises for our stores and to negotiate acceptable lease terms. Our ability to effectively renew our existing store leases or obtain store leases to open new stores depends on the availability of store premises that meet our criteria for traffic, square footage, lease economics, demographics and other factors. We may not be able to renew or extend our existing store leases on acceptable terms, or at all, and may have to abandon desirable locations or renew leases on unfavorable terms. In addition, tenants at shopping centers in which we are located or have executed leases, or to which our locations are near, may fail to open or may cease operations. Decreases in total tenant occupancy in shopping centers in which we are located, or to which our locations are near, may affect traffic at our stores. In addition, the potential default or bankruptcy of landlords in existing or pending leasehold locations may affect our ability to maintain or renew our existing leases. All of these factors could have a material adverse impact on our operations.

Most leases for our stores provide for a minimum rent and typically include escalating rent increases over time. In certain circumstances we pay a percentage rent based upon sales after certain minimum thresholds are achieved. Our failure to achieve these thresholds could cause our occupancy costs for these locations to increase materially on a percentage of sales basis. The leases generally require us to pay insurance, utilities, real estate taxes and common area maintenance expenses. Our substantial lease obligations could have significant negative consequences, including:
•requiring that a substantial portion of our available cash be applied to pay our rental obligations, reducing cash available for other purposes and reducing our operating profitability;

•increasing our vulnerability to general adverse economic and industry conditions;
•limiting our flexibility in planning for, or reacting to changes in, our business or in the industry in which we compete; and
•limiting our ability to obtain additional financing.
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
Technological advances in vision care, including the development of telemedicine and other new or improved products, as well as future drug development for the correction of vision-related problems, could significantly change how eye exams may be conducted and make our existing products less attractive or even obsolete. Several companies have developed technologies for and some companies are incorporating the remote delivery of eye examinations and eye refractions. We have begun to pilot remote medicine technologies in a limited number of locations to enable the provision of remote eye examinations. If consumers accept the use of these technologies, consumers could become less likely to obtain an in-person eye examination and therefore less likely to shop at our retail locations. We also may not be able to successfully incorporate remote medicine technologies into our business which could make our exam process less attractive to customers. Additionally, the greater availability and acceptance, or reductions in the cost, of vision correction alternatives to prescription eyeglasses and contact lenses, such as corneal refractive surgery procedures, including radial-keratotomy, photo-refractive keratotomy, or PRK and LASIK, may reduce the demand for our products, lower our sales and thereby adversely impact our business and profitability.

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
Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer confidence and spending, such as general economic conditions, consumer disposable income, energy and fuel prices, recession and fears of recession, unemployment, minimum wages, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, tax rates and policies, inflation, consumer confidence in future economic conditions and political conditions, war and fears of war, inclement weather, natural disasters, terrorism, outbreak of viruses or widespread illness and consumer perceptions of personal well-being and security. As a result of the COVID-19 pandemic, we temporarily closed our retail stores to the public in the first half of 2020, which had a material adverse impact on our sales and profitability. In addition, from time to time we have temporarily closed certain stores due to hurricanes, natural disasters or civil unrest. Such store closures due to factors that are outside of our control could materially adversely affect our sales and profitability.
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
We benefited from U.S. government assistance that we received through the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in fiscal year 2020. Such assistance under the CARES Act or pursuant to additional relief efforts may not be available in future years.
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
We rely on third-party coverage and reimbursement, including government and private insurance plans, such as managed vision care plans, for an increasing portion of our net revenue. We are generally reimbursed for the vision care services and products that we provide through payment systems managed by private insurance companies, managed care organizations and governmental agencies. Coverage and payment levels are determined at each third-party payor’s discretion, and we have limited control over third-party payor’s decision-making with respect to coverage and payment levels. Coverage restrictions and reductions in reimbursement levels or payment methodologies may negatively impact our sales and profits. Many third-party payors may continue to explore cost-containment strategies that may potentially impact coverage and/or payment levels for our services and products and impose utilization restrictions and risk-based compensation arrangements. We cannot provide any assurances that we will be able to maintain or increase our participation in managed care arrangements or that we will be adequately reimbursed by managed care payors, vision insurance providers and other third-party payors for the services we provide and the products we sell. From time to time, vision care insurance payors may make changes to their EDI claim systems. Such changes may require us to update our processes and could impact our ability to submit claims or to timely receive reimbursements from our managed care partners. If claims for payment are disputed by managed care payors or if we fail to timely or accurately submit claims, we may not receive payment for such claims in a timely manner or at all, which could negatively impact our relationship with manage care organizations and could require us to take write-offs or otherwise have a significant negative impact on our business, financial condition and results of operations. Furthermore, any changes to or repeal of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or any other significant changes to the healthcare regulatory landscape may reduce or eliminate coverage or reimbursement rates of insurance-funded eye exams or eyewear.

Our e-commerce and omni-channel business faces distinct risks, and our failure to successfully manage it could have a negative impact on our profitability.
As an e-commerce and omni-channel retailer, we encounter risks and difficulties frequently experienced by internet-based businesses. The successful operation of our business as well as our ability to provide a positive shopping experience that will generate orders and drive subsequent visits depends on efficient and uninterrupted operation of our order-taking and fulfillment operations. Risks associated with our e-commerce and omni-channel business include:
•uncertainties associated with our websites including changes in required technology interfaces, website downtime and other technical failures, costs and technical issues as we upgrade our website software, inadequate system capacity, computer viruses, human error, security breaches, legal claims related to our website operations and e-commerce fulfillment;
•disruptions in telephone service or power outages;
•reliance on third parties for computer hardware and software, as well as delivery of merchandise to our customers;
•rapid technology changes;
•credit or debit card fraud and other payment processing related issues;
•changes in applicable federal, state and international regulations;
•liability for online content;
•cybersecurity and consumer privacy concerns and regulation; and
•natural disasters or adverse weather conditions.
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
Furthermore, if our e-commerce and omni-channel business successfully grows, it may do so in part by attracting existing customers, rather than new customers, who choose to purchase products from us online rather than from our brick and mortar stores, thereby detracting from the financial performance of our stores.
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
Our transactions with the international laboratories we contract with may subject us to the FCPA and trade sanction laws, and similar anti-corruption, anti-bribery and international trade laws, any violation of which could create substantial liability for us and also harm our reputation. Our four laboratories in the United States and our in-store laboratories at our Eyeglass World locations subject us to various federal, state and local laws, regulations and other requirements pertaining to protection of the environment, public health and associate safety, including regulations governing the management of hazardous substances and the maintenance of safe working conditions, such as the Occupational Safety and Health Act of 1970, as amended. These laws also apply generally to all our properties. Our failure to comply with these laws can subject us to criminal and civil liabilities. In connection with our Vista Optical military locations, we must comply with regulations governing the occupancy of military bases. In connection with our philanthropic endeavors, we must also comply with additional federal, state and local tax and other laws and regulations.
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
From time to time, we are subject to allegations, and may be party to legal claims and regulatory proceedings, relating to our business operations. See Part I. Item 3. “Legal Proceedings.” Such allegations, claims and proceedings may be brought by third parties, including our customers, associates, governmental or regulatory bodies or competitors and may include class actions. Defending against such claims and proceedings is costly and time consuming and may divert management’s attention and personnel resources from our normal business operations, and the outcome of many of these claims and proceedings cannot be predicted. If any of these claims or proceedings were to be determined adversely to us, a judgment, a fine or a settlement involving a payment of a material sum of money were to occur, or injunctive relief were issued against us, our business, financial condition and results of operations could be materially adversely affected.
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
Risks Related to Our Indebtedness and Ownership of Common Stock
We have a significant amount of indebtedness which could adversely affect our business and financial position, including limiting our business flexibility and preventing us from meeting our debt obligations.
We have a significant amount of indebtedness. As of January 2, 2021, we had approximately $719.9 million of aggregate principal amount of indebtedness associated with our first lien term loan in the aggregate principal amount of $420.0 million (the “Term Loan”) and 2025 Notes outstanding (excluding finance lease obligations). Our leverage could have important consequences for us, including:
•requiring us to utilize a substantial portion of our cash flows from operations to make payments on our indebtedness, reducing the availability of our cash flows to fund working capital, capital expenditures, general corporate and other purposes;
•increasing our vulnerability to adverse economic, industry, or competitive developments;
•making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including any financial maintenance and restrictive covenants, could result in an event of default under the agreements governing our indebtedness;
•restricting us from capitalizing on business opportunities;
•limiting our ability to obtain additional financing for working capital, capital expenditures, execution of our business strategy, debt service requirements, acquisitions and other general corporate purposes; and
•limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

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

A change in interest rates or discontinuation, reform or replacement of LIBOR and other benchmark rates, or uncertainty related to the potential for any of the foregoing, may adversely affect our business.
As of January 2, 2021, after inclusion of $317.0 million interest rate swaps fixing a portion of the variable rate debt, $0.4 million, or 0.1%, of our Term Loan was subject to variable rates. In fiscal year 2021, following the maturity of the interest rate swaps, the interest rate collar will hedge some of the variability in Company’s interest rates. A decrease in LIBOR below a certain threshold could require payments to the counterparty of our interest rate collar derivative and could materially reduce our profitability and cash flows. An increase in interest rates, whether because of an increase in market interest rates or a decrease in our creditworthiness, could also increase the cost of servicing our debt and could materially reduce our profitability and cash flows.
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. Further, on November 30, 2020 the ICE Benchmark Administration Limited announced its plan to extend the date that most USD-LIBOR values would cease being computed to June 30, 2023. The Alternative Reference Rates Committee and the International Swaps and Derivatives Association have identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for USD-LIBOR in debt, derivatives, and other financial contracts. Even if financial instruments are transitioned to alternative benchmarks, such as SOFR, successfully, the new benchmarks are likely to differ from LIBOR, and our interest expense associated with our outstanding indebtedness or any future indebtedness we incur may increase. Further, transitioning to an alternative benchmark rate, such as SOFR, may result in us incurring significant expense and legal risks, as renegotiation and changes to documentation may be required in effecting the transition. Any alternative benchmark rate may be calculated differently than LIBOR and may increase the interest expense associated with our existing or future indebtedness.

Our credit agreement contains restrictions that limit our flexibility in operating our business.
Our credit agreement imposes significant operating and financial restrictions. These covenants may limit our ability and the ability of our subsidiaries, under certain circumstances, to, among other things:
•incur additional indebtedness;
•create or incur liens;
•engage in certain fundamental changes, including mergers or consolidations;
•sell or transfer assets;
•pay dividends and distributions on our subsidiaries’ capital stock;
•make acquisitions, investments, loans or advances;
•pay or modify the terms of certain indebtedness;
•engage in certain transactions with affiliates; and
•enter into negative pledge clauses and clauses restricting subsidiary distributions.
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
On May 12, 2020, we completed the issuance of 2.50% convertible senior notes due on May 15, 2025 (the “2025 Notes”). The 2025 Notes will be convertible into cash, shares of common stock or a combination of cash and shares of common stock at our election, based on the applicable conversion rate at such time. Prior to February 15, 2025, the 2025 Notes will be convertible at the option of the holders of such notes under certain circumstances as provided in the governing indenture. Based on the initial conversion rate of the 2025 Notes, which is subject to adjustment, the 2025 Notes are convertible into 12.9 million shares of our common stock with a maximum possible issuance of 16.5 million shares. The conversion of some or all of the 2025 Notes could dilute the ownership interests of existing stockholders to the extent we elect to deliver shares of our common stock upon conversion of any of the 2025 Notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.

Our stock price may be volatile or may decline regardless of our operating performance.
The trading price of our common stock may be volatile and subject to fluctuations due to a number of factors, most of which we cannot control, including those listed under these “Risk Factors,” and the following:
•actual or anticipated variations in our results of operations;
•changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•additions or departures of key management personnel;
•strategic actions by us or our competitors, including announcements by us, our competitors, our suppliers or our host and legacy organizations of significant contracts, price reductions, new products or technologies, acquisitions, joint marketing relationships, joint ventures, other strategic relationships or capital commitments;
•changes in general economic or market conditions or trends in our industry or the economy as a whole and, in particular, in the consumer spending environment;
•changes in business or regulatory conditions;
•investor perceptions of or the investment opportunity associated with our common stock relative to other investment alternatives;
•the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•announcements relating to litigation or governmental investigations;
•guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

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
These provisions provide for, among other things:
•a classified board of directors, as a result of which our Board of Directors is divided into three classes, with each class serving for staggered three-year terms;
•the ability of our Board of Directors to issue one or more series of preferred stock;
•advance notice requirements for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•certain limitations on convening special stockholder meetings;
•the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2∕3 % of the shares of common stock entitled to vote generally in the election of directors; and
•that certain provisions may be amended only by the affirmative vote of at least 66 2∕3 % of shares of common stock entitled to vote generally in the election of directors.
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
Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, associates or stockholders.
Our amended and restated certificate of incorporation provides, subject to limited exceptions, that unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of our company, (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer, or other associate or stockholder of our company to the Company or our stockholders, creditors or other constituents, (iii) action asserting a claim against the Company or any director or officer of the Company arising pursuant to any provision of the Delaware General Corporation Law, or the DGCL, or our amended and restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) action asserting a claim against the Company or any director or officer of the Company governed by the internal affairs doctrine.
Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other associates or stockholders which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.
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
A summary of our stores by location as of January 2, 2021 is as follows:

State	America’s Best	Eyeglass World	Legacy	Other	State	America’s Best	Eyeglass World	Legacy	Other
AK	—	—	1	7	MT	—	—	1	—
AL	15	1	3	3	NC	19	—	36	2
AR	—	—	—	1	ND	—	—	—	—
AZ	23	10	9	2	NE	3	1	—	1
CA	68	20	43	4	NH	—	—	2	—
CO	24	1	7	3	NJ	29	—	3	1
CT	—	—	7	—	NM	—	1	6	3
DE	—	—	—	—	NV	—	3	2	1
FL	68	34	2	2	NY	31	—	13	1
GA	39	3	30	5	OH	31	1	—	1
HI	—	—	3	—	OK	—	—	—	—
IA	6	1	—	—	OR	10	—	3	9
ID	5	—	—	—	PA	35	2	13	—
IL	50	2	—	—	RI	—	—	—	—
IN	13	10	—	—	SC	13	2	6	1
KS	—	1	8	2	SD	—	—	1	—
KY	5	1	—	2	TN	20	2	—	—
LA	15	—	1	1	TX	103	5	3	5
MA	—	—	2	—	UT	11	5	—	1
MD	22	—	1	1	VA	28	—	16	1
ME	—	—	—	—	VT	—	—	—	—
MI	30	11	—	—	WA	13	1	1	19
MN	15	—	—	—	WI	7	—	—	—
MO	20	1	—	1	WV	—	—	6	—
MS	—	—	—	2	WY	1	—	1	—
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
Our common stock is listed on the NASDAQ Global Select Market under the symbol “EYE”.
Holders
As of February 26, 2021, there were approximately 22 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not represent the actual number of beneficial owners of our common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners.
Issuer Purchases of Equity Securities
During the quarter ended January 2, 2021, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act.
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
The graph below presents the Company’s cumulative total stockholder returns relative to the performance of the NASDAQ Global Composite Index and the NASDAQ US Benchmark Retail Index commencing October 26, 2017 (the Company’s initial day of trading) through January 2, 2021. All values assume a $100 initial investment at the opening price of the Company’s common stock on NASDAQ and data for the NASDAQ Global Composite Index and the NASDAQ US Benchmark Retail Index assumes all dividends were reinvested on the date paid. The points on the graph represent fiscal quarter-end values based on the last trading day of each fiscal quarter. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.
Unregistered Sales of Equity Securities
None.

Item 6. Selected Financial Data
The selected financial data and quarterly financial data previously required by Items 301 and 302 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K (this “Form 10-K”). This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section included in Part I. Item 1A. in this Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Form 10-K.
We conduct substantially all of our activities through our indirect wholly-owned subsidiary, NVI, and its subsidiaries. We operate on a retail fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to December 31. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References herein to “fiscal year 2020” relate to the 53 weeks ended January 2, 2021, references herein to “fiscal year 2019” relate to the 52 weeks ended December 28, 2019 and references herein to “fiscal year 2018” relate to the 52 weeks ended December 29, 2018.
The disclosures contained in this Form 10-K are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law. For further information, please see “Risk Factors” and “Forward-Looking Statements.”
Overview
We are one of the largest and fastest growing optical retailers in the United States and a leader in the attractive value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best, regardless of their budget. Our mission is to make quality eye care and eyewear affordable and accessible to all Americans. We achieve this by providing eye exams, eyeglasses and contact lenses to value seeking and lower income consumers. We deliver exceptional value and convenience to our customers, with an opening price point that strives to be among the lowest in the industry, enabled by our low-cost operating platform. We reach our customers through a diverse portfolio of 1,205 retail stores across five brands and 19 consumer websites as of fiscal year end 2020.
Brand and Segment Information
Our operations consist of two reportable segments:
•Owned & Host – As of fiscal year end 2020, our owned brands consisted of 773 America’s Best Contacts and Eyeglasses (“America’s Best”) retail stores and 119 Eyeglass World retail stores. In America’s Best stores, vision care services are provided by optometrists employed by us or by independent professional corporations or similar entities. America’s Best stores are primarily located in high-traffic strip centers next to value-focused retailers. Eyeglass World locations primarily feature eye care services provided by independent optometrists and optometrists employed by independent professional corporations or similar entities and on-site optical laboratories that enable stores to quickly fulfill many customer orders and make repairs on site. Eyeglass World stores are primarily located in freestanding or in-line locations near high-foot-traffic shopping centers. Our host brands consisted of 54 Vista Optical locations on select military bases and 29 Vista Optical locations within select Fred Meyer stores as of fiscal year end 2020. We have strong, long-standing relationships with our host partners and have maintained each partnership for over 20 years. These brands provide eye exams primarily by independent optometrists. All brands utilize our centralized laboratories. This segment also includes sales from our America’s Best, Eyeglass World, and Military omni-channel websites.

•Legacy – We manage the operations of, and supply inventory and laboratory processing services to, 230 Vision Centers in Walmart retail locations as of fiscal year end 2020. This strategic relationship with Walmart is in its 31st year. Pursuant to a January 2020 amendment to our management & services agreement with Walmart, we added five additional Vision Centers in Walmart stores in fiscal year 2020. On July 17, 2020, NVI and Walmart extended the current term and economics of the management & services agreement by three years to February 23, 2024; refer to Note 16. “Segment Reporting” included in Part II. Item 8. of this Form 10-K for further information. Under the management & services agreement, our responsibilities include ordering and maintaining merchandise inventory; arranging the provision of optometry services; providing managers and staff at each location; training personnel; providing sales receipts to customers; maintaining necessary insurance; obtaining and holding required licenses, permits and accreditations; owning and maintaining store furniture, fixtures and equipment; and developing annual operating budgets and reporting. We earn management fees as a result of providing such services and therefore we record revenue related to sales of products and product protection plans to our legacy partner’s customers on a net basis. Our management & services agreement also allows our legacy partner to collect penalties if the Vision Centers do not generate a requisite amount of revenues. No such penalties have been assessed under our current arrangement, which began in 2012. We also sell to our legacy partner merchandise that is stocked in retail locations we manage pursuant to a separate supplier agreement, and provide centralized laboratory services for the finished eyeglasses for our legacy partner’s customers in stores that we manage. We lease space from Walmart within or adjacent to each of the locations we manage and use this space for vision care services provided by independent optometrists or optometrists employed by us or by independent professional corporations or similar entities. During the fiscal year 2020, sales associated with this arrangement represented 8.3% of consolidated net revenue. This exposes us to concentration of customer risk.
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
•AC Lens also distributes contact lenses wholesale to Walmart and Sam’s Club. We incur costs at a higher percentage of sales than other product categories. AC Lens sales associated with Walmart and Sam’s Club contact lenses distribution arrangements represented 7.4% of consolidated net revenue.
•Managed care business conducted by FirstSight, our wholly-owned subsidiary that is licensed as a single-service health plan under California law, which arranges for the provision of optometric services at the offices next to certain Walmart stores throughout California, and also issues individual vision plans in connection with our America’s Best operations in California.
•Unallocated corporate overhead expenses, which are a component of selling, general and administrative expenses and are comprised of various home office expenses such as payroll, occupancy costs and consulting and professional fees. Corporate overhead expenses also include field services for our five retail brands.
Reportable segment information is presented on the same basis as our consolidated financial statements, except reportable segment sales which are presented on a cash basis, including point of sales for managed care payors and excluding the effects of unearned and deferred revenue, consistent with what our chief operating decision maker (“CODM”) regularly reviews. Reconciliations of segment results to consolidated results include financial information necessary to adjust reportable segment revenues to a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), specifically the change in unearned and deferred revenues during the period. There are no revenue transactions between reportable segments, and there are no other items in the reconciliations other than the effects of unearned and deferred revenue. See Note 16. “Segment Reporting” in our consolidated financial statements included in Part II. Item 8. of this Form 10-K.
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

Trends and Other Factors Affecting Our Business
Various trends and other factors will affect or have affected our operating results, including:
Impact of COVID-19
The COVID-19 pandemic and related federal, state and local governmental and healthcare authority guidelines continue to impact our business results and cause business disruption in the U.S. and globally. To date, the COVID-19 pandemic and related healthcare authority actions have directly and indirectly impacted our operations, including the temporary closure of our stores to the public between March and June 2020, consumer behavior, comparable store sales, our associates and optometrists and the overall market. While we experienced stronger comparable store sales growth in the third and fourth quarters of 2020, the comparable store sales growth figure for the fiscal year 2020 reflect the effects of store closures and the pandemic. The COVID-19 pandemic has resulted in, and may continue to result in, state, city or local quarantines, labor stoppages and shortages, changes in consumer purchasing patterns, mandatory or voluntary shut-downs of retail locations, severe market volatility, liquidity disruptions, and overall economic instability, which, in many cases, have had, and could continue to have, material adverse impacts on our business, financial condition and results of operations. The scope and nature of these impacts continue to evolve on a daily basis, including with a resurgence in COVID-19 cases during the latter portion of this fiscal year.
Since the onset of the COVID-19 pandemic, we have focused on ensuring the health and safety of our associates and customers, securing liquidity, reducing expenses and deferring discretionary capital expenditures. In response to the pandemic, we temporarily closed all of our stores to the public across the U.S. on March 19, 2020 and successfully re-opened all stores with enhanced safety and cleaning protocols by June 8, 2020. We also suspended all non-essential travel for our associates and have implemented a remote work policy for certain corporate associates. The decrease in revenue from our temporary store closures was not offset by proportional decreases in expense, as we continued to incur store occupancy costs even while stores were temporarily closed, costs directly related to adapting the Company’s operations to the COVID-19 pandemic such as personal protective equipment and other supplies needed to operate our stores safely and certain other costs such as compensation, a tangible appreciation bonus paid to our customer-facing doctors and associates, and other administrative expenses, resulting in a negative effect on profitability. Since the beginning of the pandemic, we have also implemented capital spending and expense reduction initiatives, including a temporary pause in new store openings between March and June 2020, reduced near term marketing, a temporary reduction in compensation across the organization until the second quarter of 2020, and worked with a base of vendors and landlords to extend payment terms and modify existing contracts.
On March 17, 2020, as a precautionary measure to preserve financial flexibility during the COVID-19 pandemic, we borrowed the remaining $146.3 million in available funds under our $300.0 million revolving credit facility (the “Revolving Credit Facility”). On May 12, 2020, we completed the issuance of $402.5 million principal amount of 2.50% convertible senior notes due on May 15, 2025 (the “2025 Notes”) and used the net proceeds to repay the full amount outstanding under our Revolving Credit Facility and part of our outstanding borrowings under our Term Loan. We also entered into an amendment (the “Credit Agreement Amendment”) to our Amended and Restated Credit Agreement, dated as of July 18, 2019 (the “Credit Agreement”) to suspend certain financial maintenance covenants until testing at the end of the second fiscal quarter of 2021, allowing us to focus on the prudent management of the business. We also recorded income totaling $11.0 million as a result of the employee retention credits made available under the CARES Act for U.S. associates during fiscal year 2020; recognizing $6.2 million as a reduction to costs of services and plans, $0.4 million as a reduction to costs of products and $4.4 million as a reduction to SG&A during fiscal year 2020.
We continue to monitor the evolving situation as there remain many uncertainties regarding the pandemic and its resurgence through new variants, including its anticipated duration, related healthcare authority guidelines and efficacy of vaccination initiatives, impacts on our domestic labs and our outsourced third party optical laboratories in China and Mexico, and potential disruptions of product deliveries. To date, we have been able to meet customer demand with operations at our laboratories. We source merchandise from suppliers located in China and a significant amount of domestically-purchased merchandise is manufactured in China. We have partnered with our suppliers and third party laboratories to mitigate any potential significant delays in delivery of merchandise. Our e-commerce business remained open to serve our customers during the unprecedented period of temporary store closures. We could experience further material impacts as a result of COVID-19, including, but not limited to, charges from additional asset impairment, deferred tax valuation allowances and further changes in the effectiveness of our hedging instruments. We will continue to evaluate additional measures that we may elect to take as a response to the pandemic, including, where appropriate, future action to reduce store hours and patient appointments or temporarily close stores. There can be no assurance whether or when any such measures will be adopted.

It is possible that our preparations for the events listed above are not adequate to mitigate their impact, and that these events could further adversely affect our business and results of operations. For a discussion of significant risks that have the potential to cause our actual results to differ materially from our expectations, refer to “Item 1A. Risk Factors.”
New Store Openings
We expect that new stores will be a key driver of growth in our net revenue and operating profit in the future. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings. As stores mature, profitability typically increases significantly. The performance of new stores is dependent upon factors such as the time of year of a particular opening, the amount of store pre-opening costs, labor and occupancy costs in the specified market, level of participation in managed care plans, and location, including whether they are in new or existing markets. We typically incur higher than normal associate costs at the time of a new store opening associated with set-up and other opening costs, including training and development of our store associates. The multi-year maturation process of our stores is influenced by customer purchasing behavior in our industry. Consumers return for eye exams every 20 months on average and a considerable majority of our customers are repeat buyers. Our planned store expansion will place increased demands on our operational, managerial, administrative and other resources. Managing our growth effectively will require us to continue to enhance our store management systems, financial and management controls and information technology. We will also be required to hire, train and retain optometric professionals, store management and store personnel, which, together with increased marketing costs, may affect our operating margins. The impact of the COVID-19 pandemic on our multi-year maturation process of our stores, customer purchasing behaviors and patterns remain uncertain and affects and relevant risk exposures may be exacerbated by the immediate and ongoing threat of the COVID-19 pandemic.
Comparable Store Sales Growth
Comparable store sales growth is a key driver of our business. Many factors affect comparable store sales, including:
•consumer preferences, buying trends and overall economic trends including amount and timing of tax refunds;
•advertising strategies
•participation in managed care programs;
•the recurring nature of eye care purchases;
•our ability to identify and respond effectively to customer preferences and trends;
•our ability to provide an assortment of high quality/low cost product offerings that generate new and repeat visits to our stores;
•foot traffic in retail shopping centers where our stores are predominantly located;
•the customer experience we provide in our stores;
•the availability of optometrists and other vision care professionals;
•our ability to source and receive products accurately and timely;
•changes in product pricing, including promotional activities;
•the number of items purchased per store visit;
•the number of stores that have been in operation for more than 12 months;
•impact and timing of weather related store closures; and
•affects and relevant risk exposures may be exacerbated by the immediate and ongoing threat of the COVID-19 pandemic
A new store is included in the comparable store sales calculation during the 13th full fiscal month following the store’s opening. Closed stores are removed from the calculation for time periods that are not comparable. In the past, we have closed stores as a result of poor store performance, lease expiration or non-renewal and/or the terms of our arrangements with our host and legacy partners.
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
An increasing percentage of our customers receive vision care insurance coverage through managed care payors. Our participation in these programs represent an increasingly significant portion of our overall revenues and represented approximately one third of our overall revenues in fiscal year 2020. While we have relationships with almost all vision care insurers in the United States and with all of the major carriers, currently, a relatively small number of payors comprise the majority of our managed care revenues, subjecting us to concentration risk. As our participation in managed care programs continues to expand, we have incurred and expect to incur additional costs related to this area of our business. Our future operational success could depend on our ability to negotiate, maintain and extend contracts with managed vision care companies, vision insurance providers and other third-party payors, several of whom have significant market share. Coverage and payment levels are determined at each third-party payor’s discretion, and we have limited control over third-party payor’s decision-making with respect to coverage and payment levels. Coverage restrictions and reductions in reimbursement levels or payment methodologies may negatively impact our sales and profits. In addition, as our participation in managed care programs continues to approach overall industry penetration levels, we expect our associated managed care revenue growth rate to slow over time.
Vision Care Professional Recruitment and Coverage
Our ability to continue to attract and retain qualified vision care professionals is key to store operations, as well as maintaining our relationships with independent optometrists and professional corporations owned by eye care practitioners that provide vision care services in our stores; however the affects and relevant risk exposures may be exacerbated by the immediate and ongoing threat of the COVID-19 pandemic.
Overall Economic Trends
Macroeconomic factors that may affect customer spending patterns, and thereby our results of operations, include employment rates, business conditions, changes in the housing market, the availability of credit, interest rates, tax rates and fuel and energy costs. During periods of economic downturn and uncertainty, our customers especially benefit from our low prices. Additionally, eye care purchases are predominantly a medical necessity and are considered non-discretionary in nature. Therefore, the overall economic environment and related changes in consumer behavior may have less of an impact on our business than for retailers in other industries; however, the long-term effects of the COVID-19 pandemic on overall economic trends and consumer spending patterns remain uncertain.
Consumer Preferences and Demand
Our ability to maintain our appeal to existing customers and attract new customers depends on our ability to originate, develop and offer a compelling product assortment responsive to customer preferences and design trends. We estimate that optical consumers typically replace their eyeglasses every two to three years, and contact lens customers order new lenses every six to 12 months, reflecting the predictability of these recurring purchase behaviors; however, the long-term effects of the COVID-19 pandemic on consumer preferences and recurring purchase behaviors remain uncertain.
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
Our Ability to Source and Distribute Products Effectively
Our revenue and operating income are affected by our ability to purchase our products in sufficient quantities at competitive prices. While we believe our vendors have adequate capacity to meet our current and anticipated demand, our level of revenue could be adversely affected in the event we face constraints in our supply chain, including the inability of our vendors to produce sufficient quantities of merchandise in a manner that is able to match market demand from our customers due to a worsening COVID-19 pandemic or other factors. We rely on a small number of vendors to supply the majority of our eyeglass lenses and contact lenses, and are thus exposed to supplier concentration risk. In particular, we have agreed to exclusively purchase almost all of our spectacle lenses from one supplier. During fiscal year 2020, 89% of spectacle lens expenditures were from this vendor and 93% of contact lens expenditures were with three vendors. We are less exposed to a supplier risk for our eyeglass frames as only 52% of frame expenditures were with two vendors.

We source merchandise from suppliers located in China, a significant amount of our domestically-purchased merchandise is manufactured in China, and one of our outsourced third-party laboratories is located in China. Historically, tariffs have not materially affected our financial results, and we believe that less than 15% of costs applicable to revenue are subject to tariffs on Chinese imports. Effective September 1, 2019, the U.S. government implemented a 15% tariff on specified products imported into the U.S. from China and effective February 14, 2020, the 15% tariff was reduced to 7.5%. The temporary reduction of tariff rates expired in September, 2020. We continue to monitor ongoing political relations between China and the United States.
While we have implemented mitigation plans and continue to focus on additional mitigation strategies to offset the impact of tariffs, costs with respect to products subject to these tariffs have increased. If we are unable to mitigate the full impact of the enacted tariffs or if there is a further escalation of tariffs, costs on a significant portion of our products may increase further and our financial results may be negatively affected. In addition, the COVID-19 pandemic could impact our product sourcing if travel restrictions and a shutdown of businesses in China arises due to a resurgence in cases. While it is too early to predict how the China tariffs or the coronavirus will impact our business, our financial results may also be impacted by consumers’ fear of a prolonged trade war with China, a slowdown in sourcing and an economic slowdown.
Inflation
Substantial increases in product costs due to increases in materials cost or general inflation could lead to greater profitability pressure as we may not be able to pass costs on to consumers. To date, changes in materials prices and general inflation have not materially impacted our business.
Interim Results and Seasonality
Historically, our business has realized a higher portion of net revenue, operating income, and cash flows from operations in the first half of the fiscal year, and a lower portion of net revenue, operating income, and cash flows from operations in the fourth fiscal quarter. The seasonally larger first half of the fiscal year is attributable primarily to the timing of our customers’ income tax refunds and annual health insurance program start/reset periods. Because our target market consists of value seeking and lower income consumers, a delay in the issuance of tax refunds or changes in the amount of tax refunds can have a negative impact on our financial results. Consumers could also alter how they utilize tax refund proceeds. With respect to our fourth quarter results, compared to other retailers, our products and services are less likely to be included in consumer’s holiday spending budgets, therefore reducing spending on personal vision correction during the weeks preceding December 25th of each year. Additionally, although the period between December 25th and the end of our fiscal year is typically a high-volume period, the net revenue associated with substantially all orders of prescription eyeglasses and contact lenses during that period is deferred until the following fiscal period due to our policy of recognizing revenue only after the product has been accepted by the customer. Consumer behavior driven by the COVID-19 pandemic has resulted in a departure from seasonal norms we have experienced in recent years and may continue to disrupt the historical quarterly cadence of our results of operations for an unknown period of time.
For fiscal years 2019 and 2018, approximately 23% of our revenues were recorded in the fourth quarter, but approximately 24% of annual SG&A costs were also recorded in the fourth quarter for those years, due to certain SG&A costs being more fixed in nature. For fiscal year 2020, approximately 29% of our revenue was recorded in the fourth quarter, but approximately 28% of annual SG&A costs were recorded in the fourth quarter. Compared to prior fiscal years, in fiscal year 2020 we experienced stronger comparable store sales growth in the fourth quarter from strong customer demand, including the effect of our stores being temporarily closed to the public earlier in the year. Additionally, SG&A costs, primarily advertising expense, during the second and third quarters of fiscal year 2020 were lower than in the corresponding quarters prior fiscal years due to impacts of the COVID-19 pandemic.
Our quarterly results may also be affected by the timing of new store openings and store closings, the amount of sales contributed by new and existing stores, as well as the timing of certain holidays. As a result of these factors, our working capital requirements and demands on our product distribution and delivery network may fluctuate during the year.
Competition
The U.S. optical retail industry is highly competitive and fragmented. Competition is generally based upon brand name recognition, price, convenience, selection, service and product quality. We operate within the value segment of the U.S. optical retail industry, which emphasizes price and value. We compete with mass merchants, specialty retail chains, online retailers and independent eye practitioners and opticians. We also compete with large national retailers such as, in alphabetical order, LensCrafters, Pearle Vision and Visionworks. The COVID-19 pandemic may lead to changes in both the number and positioning of our competitors.
Consolidation in the Industry

Ongoing consolidation activity has created, and further consolidation activity may create, organizations that are involved in virtually every sector of the optical industry, from retail and wholesale to frames, spectacle lenses, and managed vision care. This increased consolidation activity may enable these companies to benefit from purchasing advantages and the ability to leverage management capabilities across a larger business base. Other trends include an increase in private equity-backed consolidation of smaller and mid-size independent practices and the formation of buying groups and similar forms of practice affiliations. The COVID-19 pandemic may lead to increases in consolidation activity and trends.
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
New Store Openings
The total number of new stores per year and the timing of store openings has, and will continue to have, an impact on our results. In an effort to conserve cash early in the COVID-19 pandemic, we temporarily paused new store openings during a portion of fiscal year 2020. We opened 57 stores and transitioned five additional Legacy stores to our management during fiscal year 2020. We will continue to monitor and determine our plans for future new store openings based on health, safety and economic conditions.

Adjusted Comparable Store Sales Growth
We measure Adjusted Comparable Store Sales Growth as the increase or decrease in sales recorded by the comparable store base in any reporting period, compared to sales recorded by the comparable store base in the prior reporting period, which we calculate as follows: (i) sales are recorded on a cash basis (i.e., when the order is placed and paid for or submitted to a managed care payor, compared to when the order is delivered), utilizing cash basis point of sale information from stores; (ii) stores are added to the calculation during the 13th full fiscal month following the store’s opening; (iii) closed stores are removed from the calculation for time periods that are not comparable; (iv) sales from partial months of operation are excluded when stores do not open or close on the first day of the month; and (v) when applicable, we adjust for the effect of the 53rd week. Quarterly, year-to-date and annual adjusted comparable store sales are aggregated using only sales from all whole months of operation included in both the current reporting period and the prior reporting period. When a partial month is excluded from the calculation, the corresponding month in the subsequent period is also excluded from the calculation. There may be variations in the way in which some of our competitors and other retailers calculate comparable store sales. As a result, our adjusted comparable store sales may not be comparable to similar data made available by other retailers. We did not revise our calculation of Adjusted Comparable Store Sales Growth for the temporary closure of our stores to the public as a result of the COVID-19 pandemic.
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
Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Operating Income, Adjusted Operating Margin, and Adjusted Diluted EPS (collectively, the “Company Non-GAAP Measures”)
The Company Non-GAAP Measures are key measures used by management to assess our financial performance. The Company Non-GAAP Measures are also frequently used by analysts, investors and other interested parties. We use the Company Non-GAAP Measures to supplement U.S. GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation and to compare our performance against that of other peer companies using similar measures. See “Non-GAAP Financial Measures” for definitions of the Company Non-GAAP Measures and for additional information.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net revenue.

In thousands, except earnings per share, percentage and store data	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2018
Revenue:
Net product sales	$1,418,283	$1,426,136	$1,269,612
Net sales of services and plans	293,477	298,195	267,242
Total net revenue	1,711,760	1,724,331	1,536,854
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	551,783	574,351	511,406
Services and plans	234,841	232,168	202,165
Total costs applicable to revenue	786,624	806,519	713,571
Operating expenses:
Selling, general and administrative expenses	720,590	744,488	687,476
Depreciation and amortization	91,585	87,244	74,339
Asset impairment	22,004	8,894	17,630
Litigation settlement	4,395	—	—
Other expense (income), net	(445)	3,611	1,487
Total operating expenses	838,129	844,237	780,932
Income from operations	87,007	73,575	42,351
Interest expense, net	48,171	33,300	37,283
Debt issuance costs	156	—	200
Loss on extinguishment of debt	—	9,786	—
Earnings before income taxes	38,680	30,489	4,868
Income tax provision (benefit)	2,403	(2,309)	(18,785)
Net income	$36,277	$32,798	$23,653

Operating data:
Number of stores open at end of period	1,205	1,151	1,082
New stores opened during the period	62	75	74
Adjusted Operating Income	$134,148	$114,300	$102,401
Diluted EPS	$0.44	$0.40	$0.30
Adjusted Diluted EPS	$0.91	$0.75	$0.61
Adjusted EBITDA [1]	$218,307	$194,139	$169,335
Note: Fiscal year 2020 includes 53 weeks. Fiscal years 2019 and 2018 include 52 weeks.
[1] Adjusted EBITDA no longer excludes new store pre-opening expenses and non-cash rent. Refer to Non-GAAP Financial Measures section below for our presentation of Adjusted EBITDA.

	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2018
Percentage of net revenue:
Total costs applicable to revenue	46.0%	46.8%	46.4%
Selling, general and administrative	42.1%	43.2%	44.7%
Total operating expenses	49.0%	49.0%	50.8%
Income from operations	5.1%	4.3%	2.8%
Net income	2.1%	1.9%	1.5%
Adjusted Operating Income	7.8%	6.6%	6.7%
Adjusted EBITDA	12.8%	11.3%	11.0%

Fiscal Year 2020 compared to Fiscal Year 2019
As a result of the COVID-19 pandemic, our retail stores closed to the public beginning on March 19, 2020. We began reopening our stores to the public on April 27, 2020 and on June 8, 2020, we announced the successful completion of the reopening process. Fiscal year 2020 consists of 53 weeks compared to 52 weeks in fiscal year 2019.
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for fiscal year 2020 compared to fiscal year 2019.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2020		Fiscal Year 2019
Owned & Host segment
America’s Best	(5.2)%	7.1%	773	725	$1,131,016	66.1%	$1,108,760	64.3%
Eyeglass World	(2.7)%	5.8%	119	117	179,934	10.5%	178,841	10.4%
Military	(15.5)%	1.4%	54	54	20,428	1.2%	23,694	1.4%
Fred Meyer	(21.6)%	(4.4)%	29	29	11,021	0.6%	13,705	0.8%
Owned & Host segment total			975	925	$1,342,399	78.4%	$1,325,000	76.9%
Legacy segment	(12.3)%	3.1%	230	226	142,017	8.3%	160,049	9.3%
Corporate/Other	—	—	—	—	234,403	13.7%	245,218	14.2%
Reconciliations	—	—	—	—	(7,059)	(0.4)%	(5,936)	(0.4)%
Total	(5.6)%	6.5%	1,205	1,151	$1,711,760	100.0%	$1,724,331	100.0%
Adjusted Comparable Store Sales Growth(3)	(6.1)%	6.2%
_________
Note: Fiscal year 2020 includes 53 weeks. Fiscal year 2019 includes 52 weeks.
(1)We calculate total comparable store sales based on consolidated net revenue excluding the impact of (i) Corporate/Other segment net revenue, (ii) sales from stores opened less than 13 months, (iii) stores closed in the periods presented, (iv) sales from partial months of operation when stores do not open or close on the first day of the month and (v) if applicable, the impact of a 53rd week in a fiscal year. Brand-level comparable store sales growth is calculated based on cash basis revenues consistent with what the CODM reviews, and consistent with reportable segment revenues presented in Note 16. “Segment Reporting” in our consolidated financial statements included in Part II. Item 8. of this Form 10-K, with the exception of the Legacy segment, which is adjusted as noted in clause (ii) of footnote (3) below.
(2)Percentages reflect line item as a percentage of net revenue, adjusted for rounding.
(3)There are two differences between total comparable store sales growth based on consolidated net revenue and Adjusted Comparable Store Sales Growth: (i) Adjusted Comparable Store Sales Growth includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in a decrease of 0.4% and a decrease of 0.1% from total comparable store sales growth based on consolidated net revenue for fiscal year 2020 and fiscal year 2019, respectively, and (ii) Adjusted Comparable Store Sales Growth includes retail sales to the legacy partner’s customers (rather than the revenues recognized consistent with the management & services agreement with the legacy partner), resulting in a decrease of 0.1% and a decrease of 0.2% from total comparable store sales growth based on consolidated net revenue for the fiscal years 2020 and 2019, respectively.
Total net revenue of $1,711.8 million for fiscal year 2020 decreased $12.5 million, or 0.7%, from $1,724.3 million for fiscal year 2019. This decrease was driven by the temporary closure of our stores to the public for a portion of fiscal year 2020 due to the COVID-19 pandemic, and was partially offset by new store sales as well as $32.2 million of net revenue attributable to the 53rd week in fiscal year 2020. Total net revenue was also negatively impacted by changes in unearned revenue.
During fiscal year 2020, we opened 55 new America’s Best stores, two new Eyeglass World stores, and transitioned five additional Legacy stores to our management. During fiscal year 2020, we closed seven America’s Best stores and one Legacy store as a result of our Legacy partner’s decision to cease its overall operations at the location. The total net new locations in fiscal year 2020 for America’s Best, Eyeglass Word, and Legacy are 48, two and four, respectively. Overall, store count grew 4.7% from the end of fiscal year 2019 to the end of fiscal year 2020.
Comparable store sales growth and Adjusted Comparable Store Sales Growth for fiscal year 2020 were (5.6)% and (6.1)%, respectively. The decreases in comparable store sales growth and Adjusted Comparable Store Sales Growth were driven by the temporary closure of our stores to the public.

Net product sales comprised 82.9% and 82.7% of total net revenue for fiscal years 2020 and 2019, respectively. Net product sales decreased $7.9 million, or 0.6% during fiscal year 2020 compared to fiscal year 2019, primarily due to the temporary closure of our stores to the public and lower wholesale fulfillment that was partially offset by additional revenue from the 53rd week and increased sales of contact lenses. Net sales of services and plans decreased $4.7 million, or 1.6%, primarily due to the temporary closure of our stores to the public.
Owned & Host segment net revenue. Net revenue increased $17.4 million, or 1.3% as stronger sales in fiscal year 2020, and in the 53rd week, were partially offset by declines due to the temporary closure of our stores to the public.
Legacy segment net revenue. Net revenue declined $18.0 million, or 11.3%, due to the temporary closure of our stores to the public.
Corporate/Other segment net revenue. Net revenue declined $10.8 million, or 4.4%, due to lower wholesale fulfillment, partially offset by growth in our online retail business.
Net revenue reconciliations. Reconciliations for fiscal year 2020 and fiscal year 2019 include increases in deferred revenue of $2.3 million and $5.1 million, respectively and increases in unearned revenue of $4.8 million and $0.8 million, respectively. The increase in deferred revenue for fiscal year 2020 was driven by growth in eye care club membership sales; we believe that the increases in deferred revenue were limited somewhat by the temporary closure of our stores to the public. The increase in unearned revenue compared to the prior period is due to higher sales in the 53rd week of the fiscal year. In 53-week fiscal years we have historically experienced higher volumes in the 53rd week compared to the 52nd week.
Costs applicable to revenue
Costs applicable to revenue of $786.6 million for fiscal year 2020 decreased $19.9 million, or 2.5%, from $806.5 million for fiscal year 2019. As a percentage of net revenue, costs applicable to revenue decreased from 46.8% for fiscal year 2019 to 46.0% for fiscal year 2020. This decrease as a percentage of net revenue was driven by higher eyeglass margin, partially offset by increased contact lens mix and optometrist costs while our stores were temporarily closed to the public.
Costs of products as a percentage of net product sales decreased from 40.3% for fiscal year 2019 to 38.9% for fiscal year 2020, driven by higher eyeglass margin, partially offset by increased contact lens mix.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales decreased from 28.9% for fiscal year 2019 to 28.0% for fiscal year 2020 driven by higher eyeglass margin, partially offset by increased contact lens mix.
Legacy segment costs of products. Costs of products as a percentage of net product sales increased from 46.2% for fiscal year 2019 to 47.8% for fiscal year 2020. The increase was primarily driven by increased contact lens mix and a higher mix of non-managed care customer transactions versus managed care customer transactions. Legacy segment managed care net product revenue is recorded in net product sales while revenue associated with servicing non-managed care customers is recorded in net sales of services and plans. Eyeglass and contact lens product costs for both managed care and non-managed care net revenue are recorded in costs of products. Decreases in managed care mix increase costs of products as a percentage of net product sales and have a corresponding positive impact on costs of services as a percentage of net sales of services and plans in our Legacy segment.
Costs of services and plans as a percentage of net sales of services and plans increased from 77.9% for fiscal year 2019 to 80.0% for fiscal year 2020. The increase was primarily driven by optometrist costs incurred during the temporary closure of our stores to the public.
Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 83.2% for fiscal year 2019 to 86.0% for fiscal year 2020. The increase was driven by optometrist and technician costs incurred during the temporary closure of our stores to the public.
Legacy segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 46.3% for fiscal year 2019 to 46.5% for fiscal year 2020. The increase was primarily driven by optometrist costs incurred during the temporary closure of our stores to the public.

Selling, general and administrative
SG&A of $720.6 million for fiscal year 2020 decreased $23.9 million, or 3.2%, from fiscal year 2019. As a percentage of net revenue, SG&A decreased from 43.2% for fiscal year 2019 to 42.1% for fiscal year 2020. This decrease as a percentage of net revenue was primarily driven by lower advertising investment partially offset by store and corporate payroll and occupancy costs incurred during the temporary closure of our stores to the public. SG&A for fiscal year 2020 includes $8.6 million of incremental costs directly related to adapting the Company’s operations during the COVID-19 pandemic; of these costs, $0.6 million were reflected as adjustments for the Company’s presentation of non-GAAP measures below.
Owned & Host segment SG&A. SG&A as a percentage of net revenue decreased from 38.4% for fiscal year 2019 to 36.5% for fiscal year 2020. This decrease as a percentage of net revenue was primarily driven by lower advertising investment partially offset by store payroll and occupancy costs incurred during the temporary closure of our stores to the public.
Legacy segment SG&A. SG&A as a percentage of net revenue increased from 35.1% for fiscal year 2019 to 36.5% for fiscal year 2020 primarily driven by store payroll costs incurred during the temporary closure of our stores to the public.
Depreciation and amortization
Depreciation and amortization expense of $91.6 million for fiscal year 2020 increased $4.3 million, or 5.0%, from $87.2 million for fiscal year 2019 primarily driven by new store openings and investments in information technology and doctor equipment. Our property and equipment balance, net, decreased $25.5 million, or 6.9%, during fiscal year 2020, reflective of $76.2 million in purchases of property and equipment, $1.1 million in new finance leases, less $84.2 million in depreciation expense and $18.6 million in impairment and other adjustments.
Asset impairment
We recognized $22.0 million for impairment primarily of tangible long-lived assets and ROU assets associated with our retail stores in fiscal year 2020 compared to $8.9 million recognized in fiscal year 2019. Expenses recognized in fiscal year 2020 were related to impairments of long-lived tangible assets at our retail stores and right of use (“ROU”) assets related to our retail stores. The increase in store asset impairment charges during fiscal year 2020 was primarily related to our Owned & Host segment and was driven by lower than projected customer sales volume in certain stores and other entity-specific assumptions. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and the likelihood that these scenarios would be ultimately realized; the historical performance of the stores before the temporary closure of our stores to the public; the effect of store closures and uncertainty in store revenues over the remaining useful life of the asset group as a result of the COVID-19 pandemic; and the remaining useful lives of the assets. The asset impairment expense for fiscal year 2020 also includes $1.1 million related to a write-off of certain software assets that were deemed to be obsolete. Asset impairment expenses were recognized in Corporate/Other.
Interest expense, net
Interest expense, net, of $48.2 million for fiscal year 2020 increased $14.9 million, or 44.7%, from $33.3 million for fiscal year 2019. The increase was primarily driven by losses related to immediate recognition of changes in fair value of ineffective hedges of $4.0 million and charges related to interest payments and amortization of debt discounts related to the 2025 Notes of $17.3 million that were partially offset by a reduction in our Term Loan and Revolving Credit Facility utilization.
Income tax provision
Our income tax provision for fiscal year 2020 reflected our statutory federal and state rate of 25.5%, combined with a discrete benefit of $8.0 million associated primarily with the exercise of stock options. In comparison, the income tax benefit associated with fiscal year 2019, reflected income tax expense at our statutory federal and state rate of 25.5% offset by a $10.1 million income tax benefit resulting from stock option exercises.

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
_________
(1)We calculate total comparable store sales based on consolidated net revenue excluding the impact of (i) Corporate/Other segment net revenue, (ii) sales from stores opened less than 13 months, (iii) stores closed in the periods presented, (iv) sales from partial months of operation when stores do not open or close on the first day of the month and (v) if applicable, the impact of a 53rd week in a fiscal year. Brand-level comparable store sales growth is calculated based on cash basis revenues consistent with what the CODM reviews, and consistent with reportable segment revenues presented in Note 16. “Segment Reporting” in our consolidated financial statements included in Part II. Item 8. of this Form 10-K, with the exception of the Legacy segment, which is adjusted as noted in clause (ii) of footnote (3) below.
(2)Percentages reflect line item as a percentage of net revenue.
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
Differences between the changes in unearned revenue for fiscal year 2019 and fiscal year 2018 were primarily the result of calendar influences on sales of prescription eyewear in our stores during approximately the last seven to 10 days of 2019 compared to the preceding years. Unearned revenue was higher at the end of fiscal year 2017 compared to the end of fiscal year 2018 due to sales volume differences caused by shifts in the number of selling days after December 25th. The higher balance of unearned revenue at the beginning of fiscal year 2018 compared to the beginning of fiscal year 2019 resulted in more unearned revenue being recognized during fiscal year 2018 than for fiscal year 2019.
Costs applicable to revenue
Costs applicable to revenue of $806.5 million for fiscal year 2019 increased $92.9 million, or 13.0%, from $713.6 million for fiscal year 2018. As a percentage of net revenue, costs applicable to revenue increased from 46.4% for fiscal year 2018 to 46.8% for fiscal year 2019. This increase as a percentage of net revenue was primarily driven by increased net revenue from AC Lens contact lens distribution business growth. Additionally, higher eyeglass margin and higher mix of exam sales as a result of the Company’s growing managed care business were partially offset by higher optometrist costs due to planned increases in store coverage and to a lesser extent wage pressure in certain geographic markets.
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
Owned & Host segment SG&A. SG&A as a percentage of net revenue decreased from 39.0% for fiscal year 2018 to 38.4% for fiscal year 2019, driven primarily by store payroll leverage.
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

Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS
We define EBITDA as net income, plus interest expense, income tax provision (benefit) and depreciation and amortization. We define Adjusted EBITDA as net income, plus interest expense, income tax provision (benefit) and depreciation and amortization, further adjusted to exclude stock compensation expense, debt issuance costs, loss on the extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, and other expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of net revenue. We define Adjusted Operating Income as net income, plus interest expense and income tax provision (benefit), further adjusted to exclude stock compensation expense, debt issuance costs, loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, amortization of acquisition intangibles and other expenses. We define Operating Margin as Adjusted Operating Income as a percentage of net revenue. We define Adjusted Diluted EPS as diluted earnings per share, adjusted for the per share impact of stock compensation expense, debt issuance costs, loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, amortization of acquisition intangibles, amortization of debt discounts and deferred financing costs of our Term Loan borrowings, amortization of the conversion feature and deferred financing costs of our 2025 Notes when not required under U.S. GAAP to be added back for diluted earnings per share, losses (gains) on change in fair value of derivatives, other expenses, and tax benefit of stock option exercises, less the tax effect of these adjustments.
In 2020, we introduced Adjusted Operating Income and Adjusted Operating Margin as measures of performance we planned to use in addition to Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Diluted EPS. We believe Adjusted Operating Income and Adjusted Operating Margin enhance an understanding of our performance by highlighting the results from ongoing operations and the profitability of our business. We continue to evaluate our use of the Company Non-GAAP measures in the context of the development of our business, and may introduce or discontinue certain measures in the future as we deem appropriate.
Further, consistent with our presentation of Adjusted Operating Income, we no longer exclude new store pre-opening expenses and non-cash rent from our presentation of Adjusted EBITDA and Adjusted Diluted EPS. New store pre-opening expenses totaled $2.6 million, $3.3 million and $2.2 million for the fiscal years 2020, 2019 and 2018, respectively; and non-cash rent totaled $2.6 million, $3.2 million and $2.8 million for fiscal years 2020, 2019 and 2018, respectively. The presentation of Adjusted EBITDA and Adjusted Diluted EPS for the fiscal year end 2019 has been recast to reflect these changes. See our Form 8-K filed with the SEC on February 26, 2020, which is incorporated herein by reference, for more information.
EBITDA and the Company Non-GAAP Measures can vary substantially in size from one period to the next, and certain types of expenses are non-recurring in nature and consequently may not have been incurred in any of the periods presented below. EBITDA and the Company Non-GAAP Measures have been presented as supplemental measures of financial performance that are not required by, or presented in accordance with U.S. GAAP, because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes EBITDA, and the Company Non-GAAP Measures are useful to investors in highlighting trends in our operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. We also use EBITDA and the Company Non-GAAP Measures to supplement U.S. GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation and to compare our performance against that of other peer companies using similar measures. Management supplements U.S. GAAP results with Non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting the business than U.S. GAAP results alone.

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
The following table reconciles our Adjusted Operating Income, Adjusted Operating Margin, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin to net income; and Adjusted Diluted EPS for the periods presented:

In thousands	Fiscal Year 2020		Fiscal Year 2019		Fiscal Year 2018
Net income	$36,277	2.1%	$32,798	1.9%	$23,653	1.5%
Interest expense	48,171	2.8%	33,300	1.9%	37,283	2.4%
Income tax provision (benefit)	2,403	0.1%	(2,309)	(0.1)%	(18,785)	(1.2)%
Stock compensation expense (a)	10,740	0.6%	12,670	0.7%	20,939	1.4%
Loss on extinguishment of debt (b)	—	—%	9,786	0.6%	—	—%
Asset impairment (c)	22,004	1.3%	8,894	0.5%	17,630	1.1%
Litigation settlement (d)	4,395	0.3%	—	—%	—	—%
Secondary offering expenses (e)	—	—%	401	—%	2,451	0.2%
Management realignment expenses (f)	—	—%	2,155	0.1%	—	—%
Long-term incentive plan (g)	—	—%	2,830	0.2%	7,040	0.5%
Amortization of acquisition intangibles (h)	7,426	0.4%	7,405	0.4%	7,405	0.5%
Other (k)	2,732	0.2%	6,370	0.4%	4,785	0.3%
Adjusted Operating Income / Adjusted Operating Margin	$134,148	7.8%	$114,300	6.6%	$102,401	6.7%
Note: Fiscal year 2020 includes 53 weeks. Fiscal years 2019 and 2018 include 52 weeks.
Percentages reflect line item as a percentage of net revenue, adjusted for rounding.
Some of the percentage totals in the table above do not foot due to rounding differences.

In thousands	Fiscal Year 2020		Fiscal Year 2019		Fiscal Year 2018
Net income	$36,277	2.1%	$32,798	1.9%	$23,653	1.5%
Interest expense	48,171	2.8%	33,300	1.9%	37,283	2.4%
Income tax provision (benefit)	2,403	0.1%	(2,309)	(0.1)%	(18,785)	(1.2)%
Depreciation and amortization	91,585	5.4%	87,244	5.1%	74,339	4.8%
EBITDA	178,436	10.4%	151,033	8.8%	116,490	7.6%

Stock compensation expense (a)	10,740	0.6%	12,670	0.7%	20,939	1.4%
Loss on extinguishment of debt (b)	—	—%	9,786	0.6%	—	—%
Asset impairment (c)	22,004	1.3%	8,894	0.5%	17,630	1.1%
Litigation settlement (d)	4,395	0.3%	—	—%	—	—%
Secondary offering expenses (e)	—	—%	401	—%	2,451	0.2%
Management realignment expenses (f)	—	—%	2,155	0.1%	—	—%
Long-term incentive plan (g)	—	—%	2,830	0.2%	7,040	0.5%
Other (k)	2,732	0.2%	6,370	0.4%	4,785	0.3%
Adjusted EBITDA / Adjusted EBITDA Margin	$218,307	12.8%	$194,139	11.3%	$169,335	11.0%
Note: Fiscal year 2020 includes 53 weeks. Fiscal years 2019 and 2018 include 52 weeks.
Percentages reflect line item as a percentage of net revenue, adjusted for rounding.
Some of the percentage totals in the table above do not foot due to rounding differences.

In thousands	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2018
Diluted EPS	$0.44	$0.40	$0.30
Stock compensation expense (a)	0.13	0.16	0.26
Loss on extinguishment of debt (b)	—	0.12	—
Asset impairment (c)	0.27	0.11	0.22
Litigation settlement (d)	0.05	—	—
Secondary offering expenses (e)	—	—	0.03
Management realignment expenses (f)	—	0.03	—
Long-term incentive plan expense (g)	—	0.03	0.09
Amortization of acquisition intangibles (h)	0.09	0.09	0.09
Amortization of debt discounts and deferred financing costs (i)	0.14	0.02	0.02
Losses (gains) on change in fair value of derivatives (j)	0.05	—	—
Other (k)	0.03	0.08	0.06
Tax benefit of stock option exercises(l)	(0.10)	(0.12)	(0.32)
Tax effect of total adjustments (m)	(0.19)	(0.16)	(0.15)
Adjusted Diluted EPS	$0.91	$0.75	$0.61

Weighted average diluted shares outstanding	82,793	81,683	79,041
Note: Fiscal year 2020 includes 53 weeks. Fiscal years 2019 and 2018 include 52 weeks. Some of the totals in the table above do not foot due to rounding differences.
____________
(a)Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and performance vesting conditions.
(b)For fiscal year 2019, reflects write-off of deferred financing fees related to the extinguishment of debt.
(c)Reflects write-off of property, equipment and lease related assets on closed or underperforming stores for fiscal years 2019 and 2020; non-cash charges related to impairment of long-lived assets, primarily goodwill in our Military and Fred Meyer brands for fiscal year 2018.
(d)Expenses associated with settlement of litigation. See Note 13. “Commitments and Contingencies” in our consolidated financial statements included in Part II. Item 8. of this Form 10-K for further details.
(e)Expenses related to our secondary public offerings during fiscal years 2018 and 2019.
(f)Expenses related to a non-recurring management realignment described on Form 8-K filed with the SEC on January 10, 2019.

(g)Expenses pursuant to a long-term incentive plan for non-executive associates who were not participants in the management equity plan for fiscal year 2019. This plan was effective in 2014 following the acquisition of the Company by affiliates of KKR & Co. Inc. (the “KKR Acquisition”). During fiscal year 2018, a $4.6 million cash payout was triggered as a result of the second secondary offering of common stock by KKR and other selling shareholders. The remaining $2.4 million relates to the third secondary offering and was accrued but not paid as of fiscal year end 2018.
(h)Amortization of the increase in carrying values of finite-lived intangible assets resulting from the application of purchase accounting to the KKR Acquisition.
(i)Amortization of debt discounts is associated with the amortization of the conversion feature related to the 2025 Notes and amortization of deferred financing costs related to the 2025 Notes, Term Loan and Revolving Credit Facility borrowings. Amortization of debt discount and deferred financing costs in aggregate total $11.9 million, $1.3 million and $1.9 million for the fiscal years 2020, 2019 and 2018, respectively.
(j)Reflects losses (gains) recognized in interest expense on change in fair value of de-designated hedges of $4.0 million for fiscal year end 2020.
(k)Other adjustments include amounts that management believes are not representative of our operating performance (amounts in brackets represent reductions in Adjusted Operating Income, Adjusted Diluted EPS and Adjusted EBITDA) including our share of losses on equity method investments of $1.8 million and $1.3 million for the fiscal years 2019 and 2018, respectively; the amortization impact adjustments related to the KKR Acquisition, (e.g., fair value of leasehold interests) of $0.4 million, $0.5 million and $0.4 million for the fiscal years 2020, 2019 and 2018, respectively; differences between the timing of expense versus cash payments related to contributions to charitable organizations of $(1.0) million for the fiscal year 2018; costs of severance and relocation of $1.3 million, $2.3 million and $1.0 million, for the fiscal years 2020, 2019 and 2018, respectively; excess payroll taxes related to stock option exercises of $0.7 million, $0.8 million and $1.8 million for fiscal years 2020, 2019 and 2018, respectively; incremental costs directly related to adapting the Company’s operations during the COVID-19 pandemic of $0.6 million for the fiscal year 2020; and other expenses and adjustments totaling $(0.3) million, $1.0 million and $1.3 million for fiscal years 2020, 2019 and 2018, respectively.
(l)Tax benefit associated with accounting guidance requiring excess tax benefits related to stock option exercises to be recorded in earnings as discrete items in the reporting period in which they occur.
(m)Represents the income tax effect of the total adjustments at our combined statutory federal and state income tax rates.
Liquidity and Capital Resources
As described in more detail below, on May 5, 2020, we entered into the Credit Agreement Amendment with the lenders under our credit facility in order to prevent the effects of the COVID-19 pandemic, including the temporary closure of our stores, from creating uncertainty relative to our ability to comply with certain financial covenants and allow the Company to focus on prudent management of the business over the quarters ahead. In addition, on May 12, 2020, we completed the issuance of the 2025 Notes and we used the net proceeds of this offering to repay the full amount outstanding under our Revolving Credit Facility and part of our outstanding borrowings under our Term Loan. Our primary cash needs are for inventory, payroll, store rent, advertising, capital expenditures associated with new stores and updating existing stores, as well as information technology and infrastructure, including our corporate office, distribution centers and laboratories. When appropriate, the Company may utilize excess liquidity towards debt service requirements, including voluntary debt prepayments, or required interest and principal payments, if any, as well as repurchases of common stock, based on excess cash flows. We continue to prioritize cash conservation and prudent use of cash, while safely conducting normal operations. The most significant components of our operating assets and liabilities are inventories, accounts receivable, prepaid expenses and other assets, accounts payable, deferred and unearned revenue and other payables and accrued expenses. While we have historically exercised prudence in our use of cash, the COVID-19 pandemic has required us to closely monitor various items related to cash flow including, but not limited to, cash receipts, cash disbursements, payment terms and alternative sources of funding. We continue to be focused on these items in addition to other key measures we use to determine how our consolidated business and operating segments are performing. We believe that cash on hand, cash expected to be generated from operations and the availability of borrowings under the Revolving Credit Facility will be sufficient to fund our working capital requirements, liquidity obligations, anticipated capital expenditures and payments due under our existing debt for at least the next 12 months. Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the refinancing or issuance of debt, issuance of equity or other securities, the proceeds of which could provide additional liquidity for our operations, as well as modifications to our Term Loan where possible. However, our ability to maintain sufficient liquidity may be affected by numerous factors, many of which are outside of our control.
As of January 2, 2021, we have outstanding a total of $402.5 million aggregate principal of 2025 Notes. The 2025 Notes are senior unsecured obligations, and interest on the 2025 Notes is paid semi-annually. The Company can choose to settle upon conversion in cash, shares or a combination, at a conversion rate of 32.0783 shares of common stock per $1,000 principal amount. Based on the initial conversion rate, the 2025 Notes are convertible into 12.9 million shares of our common stock and we reserved for the possible issuance of 16.5 million shares, which is the maximum amount that could be issued upon conversion. As of January 2, 2021, the “if-converted value” exceeded the principal amount of the 2025 Notes by $182.3 million. See Note 15. “Earnings Per Share” for the treatment of earnings per share in relation to the 2025 Notes.
As of fiscal year end 2020, we had $373.9 million in cash and cash equivalents and $293.6 million of availability under our Revolving Credit Facility, which includes $6.4 million in outstanding letters of credit.

We purchased $76.8 million in capital items during fiscal year 2020. Approximately 80% of our capital spend is related to our expected growth (i.e., new stores, optometric equipment, additional capacity in our optical laboratories and distribution centers, and our IT infrastructure, including omni-channel platform related investments). Our working capital requirements for inventory will increase as we continue to open additional stores. We primarily fund our working capital needs using cash provided by operations.
The following table summarizes cash flows provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

In thousands	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2018
Cash flows provided by (used for):
Operating activities	$234,981	$165,081	$106,628
Investing activities	(76,410)	(100,631)	(104,221)
Financing activities	176,281	(42,141)	10,397
Net increase (decrease) in cash, cash equivalents and restricted cash	$334,852	$22,309	$12,804
Note: Fiscal year 2020 includes 53 weeks. Fiscal years 2019 and 2018 include 52 weeks.
Net Cash Provided by Operating Activities
Cash flows provided by operating activities increased by $69.9 million to $235.0 million, or 42.3%, during fiscal year 2020 from $165.1 million during fiscal year 2019. The increase in net cash provided by operating activities consisted of an increase in net income of $3.5 million, and an increase in non-cash expense items of $12.0 million including asset impairment charges of $13.1 million, amortization of debt discount and deferred financing costs of $10.6 million, depreciation and amortization of $4.3 million, deferred income tax expense of $2.1 million and losses recognized for the changes in fair value of derivatives of $4.0 million partially offset by a decrease in loss on extinguishment of debt of $9.8 million, decrease of stock compensation expense of $1.9 million, and decrease of $10.5 million in other non-cash expenses.
Changes in net working capital and other assets and liabilities contributed an additional $54.5 million in cash compared to fiscal year 2019. Increases in other liabilities contributed $24.3 million in year-over-year cash primarily due to an increase in deferral of employer payroll taxes of $12.8 million as a result of the CARES Act, a $3.9 million increase in year-over-year cash due to timing of unearned revenue, increases in compensation related accruals of $2.2 million due primarily to timing, increases of $3.1 million due to lease concessions and deferrals and other increases in miscellaneous accruals due to timing, partially offset by decreases in accrued advertising and payments of litigation settlements during the year. Increases in accounts payable contributed $26.9 million in year-over-year cash, primarily as a result of increased purchases and replenishing activity due to both store growth and increased sales in December of 2020 as compared to the same period of 2019 and increases in advertising. Decreases in inventory contributed $27.3 million in year-over-year cash, primarily due to no forward buys occurring after the first quarter of 2020.
Offsetting these items were increases in other assets which used $14.5 million in year-over-year cash, consisting of $8.9 million of cloud hosted software asset development costs, $6.2 million in rent-related items and other prepaid balances. Additionally, accounts receivable balances used $6.8 million in year-over-year cash, primarily reflective of year-over-year increases in outstanding credit card receivables due to higher sales in the last week of 2020 as compared to the same period of 2019 and timing of credit card processing. Changes in deferred revenue contributed $2.8 million less cash when compared to 2019 driven by decreased sales of our eye care club membership and product protection plans.
Cash flows provided by operating activities increased by $58.5 million to $165.1 million, or 54.8%, during the fiscal year 2019 from $106.6 million during fiscal year 2018. The increase in net cash provided by operating activities consisted of an increase in net income of $9.1 million and an increase in non-cash expense items of $26.4 million including loss on extinguishment of debt of $9.8 million, deferred income tax expense of $17.0 million, depreciation and amortization of $12.3 million, and $4.3 million in other non-cash expenses, partially offset by a decrease of asset impairment charges of $8.7 million and a decrease of stock compensation expense of $8.3 million.
In addition, decreases in net working capital and other assets and liabilities contributed an additional $22.9 million in cash compared to fiscal year 2018. Decreases in other assets contributed $17.1 million in year-over-year cash, primarily due to decreases in prepaid advertising and rent-related items. The year-over-year cash contribution of $12.9 million from inventories in fiscal year 2019 was primarily a result of decreased year-over-year inventory expenditures. The Company commenced a forward inventory purchase program in fiscal year 2018 and continued

this program to a lesser extent in fiscal year 2019. Additionally, accounts receivable balances contributed $7.7 million in year-over-year cash, reflective of year-over-year decreases in outstanding credit card receivables, partially offset by increases in our managed care receivables as a result of increased participation in managed care programs which historically have a longer collection cycle than trade and credit card receivables. Increases in deferred revenue contributed an additional $1.3 million in year over-year-cash.
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
Net Cash Used for Investing Activities
Net cash used for investing activities decreased by $24.2 million, to $76.4 million, during fiscal year 2020 from $100.6 million during fiscal year 2019. The decrease was primarily due to cash conservation measures during the temporary store closure period, which resulted in reduced store openings and lower IT investment for the full year.
Net cash used for investing activities decreased by $3.6 million, to $100.6 million, during fiscal year 2019 from $104.2 million during fiscal year 2018. The decrease was primarily due to capital investments made in fiscal year 2018 for our Texas lab not recurring in fiscal year 2019 as well as timing of new store capital investments.
Net Cash Provided by (Used for) Financing Activities
Net cash provided by (used for) financing activities increased $218.4 million, from $42.1 million use of cash to $176.3 million provision of cash during fiscal year 2020. The increase in cash provided by financing activities was primarily due to lower repayments on long-term debt of $222.6 million and decreased purchases of treasury stock of $25 million, offset by decreases in cash provided by borrowings on long-term debt of $17.8 million and an increase in cash used for payments of debt issuance costs of $9.5 million.
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
Fiscal year 2018 included material debt and equity transactions. In fiscal year 2018, we refinanced our first lien credit agreement, resulting in debt issuance costs of $1.4 million and $200.0 million in proceeds which were used to make $200.0 million in principal payments. Principal payments of $4.3 million, purchases of treasury stock of $1.9 million and payments on capital lease obligations of $1.8 million were offset by $19.8 million in proceeds from exercises of stock options.
Long-term Debt
The following table sets forth the amounts owed under our Term Loan and the 2025 Notes and the interest rate on such outstanding amounts, and the amount available for additional borrowing thereunder, as of the end of fiscal year 2020:

In thousands, except percentage data	Interest Rate (2)	Amount Outstanding	Amount Available for Additional Borrowing
2025 Notes, due May 15, 2025	Fixed	$402,500	$—
Term Loan, due July 18, 2024	Variable	317,375	—
Revolving Credit Facility, due July 18, 2024(1)	Variable	—	293,600
Total		$719,875	$293,600
____________
(1)At January 2, 2021, the amount available under our Revolving Credit Facility reflected a reduction of $6.4 million of letters of credit outstanding.
(2)The interest rate on the Term Loan and Revolving Credit Facility pursuant to the Credit Agreement is at an Applicable Margin of 1.75% for LIBOR Loans with LIBOR to not be lower than 1.00% in any period, and an Applicable Margin of 0.75% for the new term loans that are ABR Loans, as of fiscal year end 2020. The 2025 Notes will pay interest semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2020, at an annual rate of 2.50%.

Term Loan and Revolving Credit Facility
As of fiscal year end 2020, we had $317.4 million of Term Loan outstanding under our credit agreement. As of fiscal year end 2020, we also had $293.6 million of availability under our $300.0 million Revolving Credit Facility, which includes $6.4 million in outstanding letters of credit.
The interest rate payable on the Term Loan is based on either LIBOR or an alternative borrowing rate plus an additional margin that varies dependent on NVI’s consolidated first lien leverage ratio. The Term Loan will amortize in quarterly installments equal to 2.50% per annum in the first three years of the loan and 5.00% per annum thereafter. As a result of the $75.0 million pay down of the Term Loan and the $25.0 million principal prepayment in 2019; we have no additional mandatory principal payments on the Term Loan until maturity on July 18, 2024.
In addition, under our Credit Agreement we must maintain certain covenants based on our financial results. The Credit Agreement also contains covenants that, among other things, limit NVI’s ability to incur additional debt, create liens against assets, make acquisitions, pay dividends or distributions on its stock, merge or consolidate with another entity and transfer or sell assets. We were in compliance with all covenants related to the Credit Agreement as of January 2, 2021.
Credit Agreement Amendment
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
We received proceeds from the offering of $390.9 million, net of $11.6 million in underwriter fees and other issuance costs.
Capital Expenditures

In thousands	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2018
New stores (owned brands)	$27,865	$37,734	$47,389
Laboratories, distribution centers and optometric equipment	19,882	19,690	23,829
Information technology and other	29,076	43,901	33,275
Total	$76,823	$101,325	$104,493
Note: Fiscal year 2020 includes 53 weeks. Fiscal years 2019 and 2018 include 52 weeks.
We expect capital expenditures in fiscal year 2021 to be approximately between $100 million and $105 million and to be used primarily in supporting the Company’s growth through investments in new stores and information technology improvements. We expect to fund capital expenditures with cash flows from operations, but may also use existing cash balances or funds available through our Revolving Credit Facility.
Contractual Obligations and Commercial Commitments
As of fiscal year end 2020, our lease commitments and contractual obligations are as follows:

In thousands	2021	2022	2023	2024	2025	Thereafter	Total
Term Loan(a)	$—	$—	$—	$317,375	$—	$—	$317,375
2025 Notes(b)	—	—	—	—	402,500	—	402,500
Revolving Credit Facility(c)	—	—	—	—	—	—	—
Estimated interest(d)	20,377	20,377	20,377	15,793	3,773	—	80,697
Noncancelable operating leases(e)	73,867	77,874	70,103	60,998	51,974	116,272	451,088
Finance leases(f)	6,676	7,215	6,241	4,673	4,451	12,008	41,264
Other commitments(g)	41,827	13,935	5,934	454	404	317	62,871
Total	$142,747	$119,401	$102,655	$399,293	$463,102	$128,597	$1,355,795
____________
(a)As a result of $75.0 million prepayment of debt principal during 2020, the Company does not owe principal payments on its Term Loan until the July 18, 2024 when the outstanding principal balance of $317.4 million is due.
(b)The principal payment on the 2025 Notes are due on May 15, 2025.
(c)No principal payments are required on the Revolving Credit Facility as we have $293.6 million of availability under our $300.0 million Revolving Credit Facility, which includes $6.4 million in outstanding letters of credit.
(d)We have estimated our interest payments on our Term Loan based on our current interest elections described in “Liquidity and Capital Resources.” Amounts and timing may be different from our estimated interest payments due to potential voluntary prepayments, borrowings and interest rate fluctuations. Expected obligations on our hedging instruments are excluded from estimated interest presented in the table above.
(e)We lease our retail stores, optometric examination offices, distribution centers, office space and all of our optical laboratories with the exception of our St. Cloud, Minnesota lab, which we own. The vast majority of our leases are classified as operating leases under current accounting guidance. Although rent expense on operating leases is recorded in SG&A on a straight-line basis over the term of the lease, contractual obligations above represent required cash payments. Our lease arrangements require us to pay executory costs such as insurance, real estate taxes and common area maintenance and some of our leases are based on a percentage of sales. These expenses are generally variable, not included above, and were approximately $28.2 million during fiscal year ended 2020.
(f)For leases classified as finance leases, the finance lease asset is recorded as property and equipment and a corresponding amount is recorded as a long-term debt obligation in the consolidated balance sheets to the lesser of the net present value of minimum lease payments to be made over the lease term or the fair value of the property for leases in existence as of fiscal year end 2019 and at the net present value of the minimum lease payments to be made over the lease term for new finance leases entered into subsequent to fiscal year end 2019. We allocate each lease payment between a reduction of the lease obligation and interest expense using the effective interest method. Finance lease amounts above represent required contractual cash payments in the periods presented.
(g)Other commitments include minimum purchase commitments with certain trade vendors and contractual agreements to purchase goods or services in the ordinary course of business.

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
Management has evaluated the accounting policies used in the preparation of the Company’s consolidated financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. More information on all of our significant accounting policies can be found in Note 1. “Business and Significant Accounting Policies,” to our consolidated financial statements included in Part II. Item 8. of this Form 10-K.
Impairment of P&E and ROU assets
We evaluate impairment of long-lived tangible and ROU store assets at the store level, which is the lowest level at which independent cash flows can be identified, when events or conditions indicate the carrying value of such assets may not be recoverable. In making this evaluation, we may consider multiple factors including financial performance of the stores, regional and local business climates, future plans for the store operations and other qualitative factors. If the store’s projected undiscounted net cash flows expected to be generated by the related assets over the life of the primary asset within the asset group are less than the carrying value of the subject assets, we determine an estimate of the fair value of the asset group using an income approach based on discounted cash flows, which require estimates and assumptions of forecasted store revenue growth rates and store profitability. The cash flows used in estimating fair value were discounted using market rates from 6.3% to 8%. If the fair value of the asset group is less than its carrying value, the loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long lived asset of the group shall not reduce the carrying amount of that asset below its fair value. We consider market-based indications of prevailing rental rates, lease incentives and discount rates for retail space when estimating the fair value of ROU assets. A decrease in the estimated cash flows would lead to a lower fair value measurement, as would a significant increase in the discount rate. These non-recurring fair value measurements are classified as Level 3 measurements in the fair value hierarchy.
We assess non-store tangible assets, as well as capitalized software costs in use or under development, for impairment if events or changes in circumstances indicate that the carrying value of those assets may not be recoverable.
We had $341.3 million of property and equipment, net, and ROU assets of $340.1 million as of January 2, 2021. Changes in estimates and assumptions used in our impairment testing of property and equipment could result in future impairment losses, which could be material. Significant judgments and assumptions are required in our impairment evaluations.
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
As of January 2, 2021, we had $777.6 million of goodwill, $240.5 million of non-amortizing intangible assets, and $49.5 million of other intangible assets, net of accumulated amortization. Changes in estimates and assumptions used in our impairment testing could result in future impairment losses, which could be material. Significant judgments and assumptions are required in our impairment evaluations.
In the impairment analysis for goodwill, fair value exceeded carrying value by a substantial margin for all of our reporting units. Future changes in reporting unit’s business profitability, expected cash flows, changes in business strategy and external market conditions, among other factors, could require us to record an impairment charge for goodwill.
Revenue Recognition
Product revenues include sales of prescription and non-prescription eyewear, contact lenses, related accessories to retail customers (including those covered by managed care) and sales of inventory in which our customer is another retail entity. Revenues from services and plans include eye exams, eyecare club membership fees, product protection plans (i.e. warranties), and HMO vision plan fees. Service revenue also includes fees we earn for managing certain Vision Centers and performing laboratory processing services for our legacy partner.
At our America’s Best brand, our signature offer is two pairs of eyeglasses and a free eye exam for one low price. Since an eye exam is a key component in the ability for acceptable prescription eyewear to be delivered to a customer, we concluded that the eye exam service, while capable of being distinct from the eyeglass product delivery, was not distinct in the context of the two-pair offer. As a result, we do not allocate revenue to the eye exam associated with the two-pair offer, and we record all revenue associated with the offer in net product sales when the customer has received and accepted the merchandise.
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
Leases
We lease our stores, laboratories, distribution centers, and corporate offices. These leases generally have noncancelable lease terms of between 5 years and 10 years, with an option to renew for additional terms of 1 year to 10 years or more. The lease term includes renewal option periods when the renewal is deemed reasonably certain after considering the value of the leasehold improvements at the end of the noncancelable lease period. Most leases for our stores provide for a minimum rent and typically include escalating rent over time with the exception of Military for which lease payments are variable and based on a percentage of sales. For Vista Optical locations in Fred Meyer stores, we pay fixed rent plus a percentage of sales after certain minimum thresholds are achieved. The Company’s leases generally require us to pay insurance, real estate taxes and common area maintenance expenses, substantially all of which are variable and not included in the measurement of the lease liability. Our lease arrangements include tenant improvement allowances (TIAs), which are contractual amounts received or receivable from a lessor for improvements made to leased properties by the Company. Our lease arrangements do not contain any material residual value guarantees or material restrictive covenants. The Company does not consider its management & services agreement with its Legacy partner to contain a lease arrangement.
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
A valuation allowance is recorded if it is more likely than not that some portion of a deferred tax asset will not be realized. Valuation allowances are released as positive evidence of future taxable income sufficient to realize the underlying deferred tax assets becomes available.
We establish a liability for tax positions for which there is uncertainty as to whether the position will ultimately be sustained. We assess our tax positions by determining whether it is more likely than not that the position will be sustained upon examination by the appropriate taxing authorities, including resolution of any related appeals or litigation, based solely on the technical merits of the position. These calculations and assessments involve estimates and complex judgments because the ultimate tax outcomes are uncertain and future events are unpredictable. Our net deferred liability balance as of January 2, 2021 was $80.9 million. Changes in assumptions in our estimates could result in material changes to these balances. See Note 6. “Income Taxes” to our consolidated financial statements included in Part II. Item 8 of this Form 10-K.

Inventories
The cost of inventory is determined using the weighted average cost method. Inventories at retail stores are comprised of finished goods and are valued at the lower of cost or estimated net realizable value (“NRV”). Manufactured inventories are valued using absorption accounting, which includes material, labor, other variable costs and other applicable manufacturing overhead. Inventory values are adjusted for estimated obsolescence and written down to NRV based on estimates of current and anticipated demand, customer preference, merchandise age, planned promotional activities, compliance with contact lens vendor return policies, and estimates of future retail sales prices. Shrinkage is estimated and recorded throughout the period as a percentage of cost of sales based on historical results and current inventory levels. Actual shrinkage is recorded throughout the year based upon periodic physical counts. As of January 2, 2021, our total inventory balance was $111.3 million. Changes in our assessment of the inventory carrying value could have a material impact on our financial position.
2025 Notes
In May 2020, the Company issued $402.5 million principal amount of 2.50% convertible senior notes due 2025. In accordance with accounting guidance on embedded conversion features indexed to and settled in equity, the Company valued and bifurcated the conversion option associated with the 2025 Notes from the respective host debt instrument. The carrying amount of the equity component is recorded as a debt discount and represents the difference between the proceeds from the issuance of the Notes and the fair value of the liability component of the Notes. The significant assumptions used in the fair value of the liability component of the Notes were risk-free rate, discount rate based on the Company’s implied credit spread and term of the 2025 Notes, expected volatility of Company’s stock price and dividend yield. The resulting debt discount on the 2025 Notes is amortized to interest expense using the effective interest rate method over the contractual term of the 2025 Notes. In addition, the debt issuance costs related to the issuance of the 2025 Notes were allocated between the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component were recorded as a contra-liability and are presented net against the 2025 Notes balance on the Company’s consolidated balance sheets. These costs are amortized to interest expense using the effective interest method over the term of the 2025 Notes.
Recently Issued Accounting Pronouncements
For information on recently issued accounting pronouncements, see Note 1. “Business and Significant Accounting Policies” to our consolidated financial statements included in Part II. Item 8 of this Form 10-K.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have market risk exposure from changes in interest rates. When appropriate, we use derivative financial instruments to mitigate the risk from such exposure. A discussion of our accounting policies for derivative financial instruments is included in Note 11. “Fair Value Measurement of Financial Assets and Liabilities” and Note 14 “Interest Rate Derivatives” to our consolidated financial statements included in Part II. Item 8 of this Form 10-K.
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
As of fiscal year 2020, all of our $317.4 million of Term Loan borrowings was subject to variable interest rates, with a weighted average borrowing rate of 5.7%. After inclusion of the notional amount of $317.0 million of interest rate swaps fixing a portion of the variable rate debt, $0.4 million, or 0.1% of our debt, is subject to variable rates. Assuming an increase to market rates of 1.0% as of January 2, 2021, the resulting impact to interest expense related to debt subject to variable rates would be immaterial. Assuming a decrease to market rates of 1.0%, the resulting impact to interest expense related to the interest rate collar would be approximately $11.7 million.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of National Vision Holdings, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of National Vision Holdings, Inc. and subsidiaries (the “Company”) as of January 2, 2021 and December 28, 2019, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended January 2, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases for the year ended December 28, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Long-term Debt – 2025 Notes - Refer to Note 4 to the financial statements
Critical Audit Matter Description
In May 2020, the Company issued $402.5 million principal amount of 2.50% convertible senior notes due 2025 (the “2025 Notes”). In accordance with accounting guidance on embedded conversion features indexed to and settled in equity, the Company valued and bifurcated the conversion option associated with the 2025 Notes from the respective host debt instrument. The carrying amount of the equity component is recorded as a debt discount and represents the difference between the proceeds from the issuance of the Notes and the fair value of the liability component of the Notes. The significant assumptions used in the fair value of the liability component of the Notes were the discount rate based on the Company’s implied credit spread and term of the 2025 Notes and the expected volatility of Company’s stock price.
Application of the accounting framework for the 2025 Notes is complex, and the determination of the fair value of the liability component requires the Company to make significant estimates and assumptions relating to the implied credit spread and expected volatility. Therefore, performing audit procedures to evaluate the appropriateness of the accounting framework and the reasonableness of the significant estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the accounting for the 2025 Notes, including the Company’s judgments and calculations related to the fair value of the liability component, included the following procedures, among others:
•We tested the effectiveness of internal controls over the Company’s accounting treatment for the recording of the 2025 Notes and the internal controls over the determination of the fair value of the liability component.
•With the assistance of professionals in our firm having expertise in debt issuance accounting, we evaluated the Company’s conclusions regarding the accounting treatment applied to the recording of the 2025 Notes.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and the significant assumptions used to determine the fair value of the liability component, by:
◦Testing the source information underlying the fair value of the liability component and the mathematical accuracy of the calculation.
◦Developing an independent expectation of certain significant assumptions, including the implied credit spread and expected volatility, and comparing our independent expectation to the Company’s estimate.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 2, 2021

We have served as the Company’s auditor since 2002.

National Vision Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
As of January 2, 2021 and December 28, 2019
In Thousands, Except Par Value

ASSETS	As of January 2, 2021	As of December 28, 2019
Current assets:
Cash and cash equivalents	$373,903	$39,342
Accounts receivable, net	57,989	44,475
Inventories	111,274	127,556
Prepaid expenses and other current assets	23,484	23,266
Total current assets	566,650	234,639

Property and equipment, net	341,293	366,767
Other assets:
Goodwill	777,613	777,613
Trademarks and trade names	240,547	240,547
Other intangible assets, net	49,511	56,940
Right of use assets	340,141	348,090
Other assets	17,743	8,129
Total non-current assets	1,766,848	1,798,086
Total assets	$2,333,498	$2,032,725
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,861	$40,782
Other payables and accrued expenses	110,309	82,829
Unearned revenue	32,657	28,002
Deferred revenue	58,899	55,870
Current maturities of long-term debt and finance lease obligations	3,598	13,759
Current operating lease obligations	58,356	51,937
Total current liabilities	328,680	273,179

Long-term debt and finance lease obligations, less current portion and debt discount	651,763	555,933
Non-current operating lease obligations	327,371	331,769
Other non-current liabilities:
Deferred revenue	20,828	21,530
Other liabilities	17,415	13,731
Deferred income taxes, net	80,939	60,146
Total other non-current liabilities	119,182	95,407
Commitments and contingencies (See Note 13)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 82,183 and 80,603 shares issued as of January 2, 2021 and December 28, 2019, respectively; 81,239 and 79,678 shares outstanding as of January 2, 2021 and December 28, 2019, respectively	821	805
Additional paid-in capital	795,697	700,121
Accumulated other comprehensive loss	(4,400)	(3,814)
Retained earnings	142,880	107,132
Treasury stock, at cost; 944 and 925 shares as of January 2, 2021 and December 28, 2019, respectively	(28,496)	(27,807)
Total stockholders’ equity	906,502	776,437
Total liabilities and stockholders’ equity	$2,333,498	$2,032,725
Note: Fiscal year 2020 includes 53 weeks. Fiscal year 2019 includes 52 weeks.
The accompanying notes are an integral part of these consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended January 2, 2021, December 28, 2019 and December 29, 2018
In Thousands, Except Earnings Per Share

	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2018
Revenue:
Net product sales	$1,418,283	$1,426,136	$1,269,612
Net sales of services and plans	293,477	298,195	267,242
Total net revenue	1,711,760	1,724,331	1,536,854
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	551,783	574,351	511,406
Services and plans	234,841	232,168	202,165
Total costs applicable to revenue	786,624	806,519	713,571
Operating expenses:
Selling, general and administrative expenses	720,590	744,488	687,476
Depreciation and amortization	91,585	87,244	74,339
Asset impairment	22,004	8,894	17,630
Litigation settlement	4,395	—	—
Other expense (income), net	(445)	3,611	1,487
Total operating expenses	838,129	844,237	780,932
Income from operations	87,007	73,575	42,351
Interest expense, net	48,171	33,300	37,283
Debt issuance costs	156	—	200
Loss on extinguishment of debt	—	9,786	—
Earnings before income taxes	38,680	30,489	4,868
Income tax provision (benefit)	2,403	(2,309)	(18,785)
Net income	$36,277	$32,798	$23,653

Earnings per share:
Basic	$0.45	$0.42	$0.31
Diluted	$0.44	$0.40	$0.30
Weighted average shares outstanding:
Basic	80,565	78,608	75,899
Diluted	82,793	81,683	79,041

Comprehensive income:
Net income	$36,277	$32,798	$23,653
Unrealized gain (loss) on hedge instruments	(780)	(1,350)	9,488
Tax provision (benefit) of unrealized gain (loss) on hedge instruments	(194)	(346)	2,430
Comprehensive income	$35,691	$31,794	$30,711

Note: Fiscal year 2020 includes 53 weeks. Fiscal years 2019 and 2018 include 52 weeks.
The accompanying notes are an integral part of these consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Years Ended January 2, 2021, December 28, 2019 and December 29, 2018
In Thousands

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances at December 30, 2017	74,654	$746	$631,798	$(9,868)	$32,157	$(233)	$654,600
Cumulative effect of change in accounting principle	—	—	—	—	19,030	—	19,030
Balances at December 31, 2017 - as adjusted	74,654	746	631,798	(9,868)	51,187	(233)	673,630
Issuance of common stock	3,564	36	19,766	—	—	—	19,802
Stock based compensation	—	—	20,939	—	—	—	20,939
Purchase of treasury stock	(51)	—	—	—	—	(1,928)	(1,928)
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	7,058	—	—	7,058
Net income	—	—	—	—	23,653	—	23,653
Balances at December 29, 2018	78,167	782	672,503	(2,810)	74,840	(2,161)	743,154
Cumulative effect of change in accounting principle	—	—	—	—	(506)	—	(506)
Balances at December 30, 2018 - as adjusted	78,167	782	672,503	(2,810)	74,334	(2,161)	742,648
Issuance of common stock	2,357	23	15,067	—	—	—	15,090
Stock based compensation	—	—	12,551	—	—	—	12,551
Purchase of treasury stock	(846)	—	—	—	—	(25,646)	(25,646)
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	(1,004)	—	—	(1,004)
Net income	—	—	—	—	32,798	—	32,798
Balances at December 28, 2019	79,678	805	700,121	(3,814)	107,132	(27,807)	776,437
Cumulative effect of change in accounting principle	—	—	—	—	(529)	—	(529)
Balances at December 29, 2019 - as adjusted	79,678	805	700,121	(3,814)	106,603	(27,807)	775,908
Issuance of common stock	1,580	16	13,575	—	—	—	13,591
Stock based compensation	—	—	10,616	—	—	—	10,616
Purchase of treasury stock	(19)	—	—	—	—	(689)	(689)
Conversion option related to convertible senior notes, net of allocated costs and tax	—	—	71,385	—	—	—	71,385
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	(586)	—	—	(586)
Net income	—	—	—	—	36,277	—	36,277
Balances at January 2, 2021	81,239	$821	$795,697	$(4,400)	$142,880	$(28,496)	$906,502

Note: Fiscal year 2020 includes 53 weeks. Fiscal years 2019 and 2018 include 52 weeks.
The accompanying notes are an integral part of these consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended January 2, 2021, December 28, 2019 and December 29, 2018
In Thousands

	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2018
Cash flows from operating activities:
Net income	$36,277	$32,798	$23,653
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	91,585	87,244	74,339
Amortization of debt discount and deferred financing costs	11,895	1,289	1,848
Asset impairment	22,004	8,894	17,630
Deferred income tax expense (benefit)	(233)	(2,378)	(19,340)
Stock based compensation expense	10,740	12,670	20,939
Losses (gains) on change in fair value of derivatives	4,014	—	—
Inventory adjustments	4,852	4,352	3,868
Credit loss expense	671	8,210	7,107
Loss on extinguishment of debt	—	9,786	—
Other	1,813	5,309	2,613
Changes in operating assets and liabilities:
Accounts receivable, net	(13,697)	(6,925)	(14,649)
Inventories	11,430	(15,886)	(28,739)
Other assets	(4,422)	10,103	(7,011)
Accounts payable	24,079	(2,860)	7,934
Deferred revenue	2,327	5,122	3,839
Other liabilities	31,646	7,353	12,597
Net cash provided by operating activities	234,981	165,081	106,628
Cash flows from investing activities:
Purchase of property and equipment	(76,823)	(101,325)	(104,493)
Other	413	694	272
Net cash used for investing activities	(76,410)	(100,631)	(104,221)
Cash flows from financing activities:
Borrowings on long-term debt, net of discounts	548,769	566,550	200,000
Repayments on long-term debt	(369,269)	(591,925)	(204,275)
Proceeds from exercise of stock options	13,105	14,767	19,802
Purchase of treasury stock	(689)	(25,646)	(1,928)
Payments of debt issuance costs	(12,439)	(2,930)	(1,400)
Payments on finance lease obligations	(3,196)	(2,957)	(1,802)
Net cash provided by (used for) financing activities	176,281	(42,141)	10,397
Net change in cash, cash equivalents and restricted cash	334,852	22,309	12,804
Cash and cash equivalents and restricted cash, beginning of year	40,307	17,998	5,194
Cash and cash equivalents and restricted cash, end of year	$375,159	$40,307	$17,998

Supplemental cash flow information:
Cash paid for interest	30,786	33,935	33,469
Cash paid (received) for taxes	894	684	1,447
Capital expenditures accrued at the end of the period	8,455	9,059	14,078
Right of use assets acquired under finance leases	1,257	9,713	14,303
Right of use assets acquired under operating leases	68,081	108,712	—
Non-cash issuance of common shares	—	—	446
Non-cash purchase of treasury stock	—	—	(446)

Note: Fiscal year 2020 includes 53 weeks. Fiscal years 2019 and 2018 include 52 weeks.
The accompanying notes are an integral part of these consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Business and Significant Accounting Policies
Nature of Operations
National Vision Holdings, Inc. (“NVHI,” the “Company,” “we,” “our,” or “us”) is a holding company whose operating subsidiaries include its indirect wholly owned subsidiary, National Vision, Inc. (“NVI”) and NVI’s wholly owned subsidiaries. We are a leading value retailer of eyeglasses and contact lenses in the United States. We operated 1,205 and 1,151 retail optical locations in the United States and its territories as of the fiscal years ended January 2, 2021 and December 28, 2019, respectively, through our five store brands, including America’s Best Contacts and Eyeglasses (“America’s Best”), Eyeglass World, Vista Optical locations on select U.S. Army/Air Force military bases (“Military”) and within select Fred Meyer (“Fred Meyer”) stores, and our management & services arrangement with Walmart (“Legacy”).
We sell contact lenses and optical accessory products to retail customers through proprietary retail web sites and web sites on behalf of certain independent retailers and insurance companies. We also distribute contact lenses to Walmart and Sam’s Club store locations.
We also operate a specialized health maintenance organization (“HMO”) that is licensed as a single-service health plan under California law. The HMO issues individual vision plans in connection with our America’s Best operations in California, and provides, or arranges for the provision of, optometric services at the offices next to certain Walmart stores throughout California.
Fiscal Year
We operate on a retail fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to December 31. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters include 13 weeks of operations and the fourth quarter includes 14 weeks of operations.
References herein to “fiscal year 2020,” relate to the 53 weeks ended January 2, 2021, and references to “fiscal year 2019,” and “fiscal year 2018,” relate to the 52 weeks ended December 28, 2019 and December 29, 2018, respectively. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.
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
Secondary Public Offerings
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
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, accelerates a company’s ability to recover Alternative Minimum Tax (“AMT”) refundable credits that otherwise could have been claimed in 2020 and 2021, to 2018 and 2019, with an option to elect recovery of the full credit amount for 2018. The Company has elected to apply the AMT refundable credit provision of the CARES Act and has reclassified $1.3 million of AMT credits from Deferred income taxes, net as of December 28, 2019 to Prepaid expenses and other assets as of January 2, 2021. The CARES Act also includes a technical correction wherein qualified improvement property placed in service in 2018 and after is eligible for 100% bonus depreciation. This provision of the CARES Act resulted in an increase in our NOL carry-forwards with an offsetting increase in our gross deferred tax liability relating to property and equipment of approximately $25.0 million ($6.4 million tax impact) as of January 2, 2021. In addition, as a result of the employee retention credits made available under the CARES Act for U.S. associates the Company recognized $0.4 million as a reduction to costs of products, $6.2 million as a reduction to costs of services and plans, and $4.4 million as a reduction to SG&A during fiscal year 2020. The Company recognizes government grants for which there is a reasonable assurance of compliance with grant conditions and receipt of credits. We believe there is a reasonable assurance that the Company will comply with the relevant conditions of the employee retention credit provision of the CARES Act, and that we will receive the credits for which we have applied. We elected to offset credits recognized under the CARES against payroll taxes that would otherwise be payable. We will continue to assess our treatment of the CARES Act to the extent additional guidance and regulations are issued, the further applicability of the CARES Act to the Company, and the potential impacts on our business.
In addition to the CARES Act, the Consolidated Appropriations Act, 2021, H.R. 133 was signed into law on December 27, 2020 and, among other things, allows for 100% deductibility of meals and entertainment expenses for the tax years ending in 2021 and 2022.
Cash and Cash Equivalents
Cash consists of currency and demand deposits with financial institutions and money market funds. We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. We also review cash balances on a bank by bank basis to identify book overdrafts. Book overdrafts occur when the amount of outstanding checks exceed the cash deposited at a bank. We reclassify book overdrafts, if any, to accounts payable in the accompanying consolidated balance sheets.
Accounts Receivable, Net
Accounts receivable associated with revenues consist primarily of trade receivables and credit card receivables. Trade receivables consist primarily of receivables from managed care payors and receivables from major retailers. While we have relationships with almost all vision care insurers in the United States and with all of the major carriers, currently, a relatively small number of payors comprise the majority of our managed care revenues, subjecting us to concentration risk. Accounts receivable are reduced by allowances for credit losses. Estimates of our allowance for credit losses are based on our historical and current operating, billing, and collection trends, as well as current conditions and reasonable and supportable forecasts about the future. Accounts receivable are written off after all collection attempts have been exhausted. Credit loss expense recognized on our receivables, which is presented in SG&A expenses in the Company’s consolidated statements of operations, were approximately $0.7 million, $8.2 million and $7.1 million for the fiscal years 2020, 2019 and 2018, respectively. See Note 7 “Revenues from Contracts with Customers” for further details on the allowance for expected credit losses.
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

The Company’s inventory consists primarily of contact lenses, eyeglass frames and unprocessed eyeglass lenses. A significant portion of our inventory is supplied by a small number of key vendors. During fiscal year 2020, 93% of contact lens expenditures were with three vendors and 89% of lens expenditures were with one vendor. This exposes us to vendor concentration risk. We are less exposed to a supplier risk for our eyeglass frames as only 52% of frame expenditures were with two vendors.
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
We depreciate P&E for financial accounting purposes using the straight-line method over the following estimated useful lives:

Buildings	34 years
Equipment	3 - 7 years
Information technology hardware and software (a)	2 - 5 years
Furniture and fixtures	6 years
Leasehold improvements(b)	5 - 10 years
P&E under capital leases (b)	10 years
____________
(a)Costs of developing or obtaining software for internal use, such as direct costs of materials or services and internal payroll costs related to the software development projects, are capitalized to information technology hardware and software.
(b)Depreciation of leasehold improvements is recognized over the shorter of the estimated useful life of the asset or the term of the lease. The term of the lease includes renewal options for additional periods if the exercise of the renewal is considered to be reasonably assured.

Goodwill and Intangible Assets
Indefinite-lived intangible assets include goodwill and our trademarks and tradenames; we evaluate these assets annually for impairment, or more frequently if events and circumstances indicate that it is more likely than not that goodwill is impaired. Our annual testing date for impairment of goodwill and indefinite-lived intangible assets is the first day of the fourth fiscal quarter, which for fiscal years 2020 and 2019 was September 27, 2020, and September 29, 2019, respectively.
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
We use the relief-from-royalty method to estimate fair value of our trademarks and tradenames, which involves estimating a royalty rate based on comparable licensing arrangements, applying that rate to the revenue projections for the subject asset, and then estimating fair value using a discounted cash flow analysis. We record an impairment charge as the excess of carrying value over estimated fair value.

See Note 3. “Goodwill and Intangible Assets” for further detail on impairment of goodwill and intangible assets.
Equity Method Investment
The Company has an investment in a private start-up company whose principal business is licensing software to eyeglass retailers. The carrying value of our equity method investment is $0 as of the end of the fiscal year 2020. See Note 10. “Equity in Net Assets of Non-Consolidated Investee,” for further discussion relating to this investment.
Fair Value Measurement of Assets and Liabilities (Non-Recurring Basis)
Non-financial assets such as P&E, ROU assets and intangible assets are subject to nonrecurring fair value measurements if impairment indicators are present. Factors we consider important that could trigger an impairment review include a significant under-performance compared to expected operating results, a significant or adverse change in customer business climate, and a significant negative industry or economic trend.
Deferred Financing Costs and Loan Discounts
Costs incurred in connection with long-term debt which are paid directly to the Company’s lenders and to third parties are presented as reductions to our long-term debt balance, except for the costs related to our revolving credit facility (the “Revolving Credit Facility”) which are presented as assets. These costs are amortized over the term of the related financing agreement and included in interest expense in the accompanying consolidated statements of operations.
Self-Insurance Liabilities
We are primarily self-insured for workers’ compensation, associate health benefits and general liability claims. We record self-insurance liabilities based on claims filed, including the development of those claims and an estimate of claims incurred but not yet reported. Should a different amount of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, liabilities may need to be adjusted accordingly. We periodically update our estimates and record such adjustments in the period in which such determination is made. Self-insurance liabilities are recorded in Other payables and accrued expenses (current portion) and Other liabilities (non-current portion) on an undiscounted basis in the accompanying consolidated balance sheets.
We reinsure worker’s compensation and medical claims above our retention levels with a highly rated financial institution that can be expected to fully perform under the terms of the arrangement. Estimated recoveries from reinsurance in the amount of $1.1 million (current portion) are included in Prepaid expenses and other current assets for both fiscal year end 2020 and fiscal year end 2019, and Other assets in the amounts of $2.3 million and $2.4 million (non-current portion) as of fiscal year end 2020 and fiscal year end 2019, respectively, in the accompanying consolidated balance sheets. The accrued obligation for self-insurance programs was $8.7 million and $8.4 million (current portion) and $7.0 million and $7.3 million (non-current portion) as of fiscal year end 2020 and fiscal year end 2019, respectively.
Derivative Financial Instruments
The Company uses interest rate derivatives to manage the exposure of its LIBOR-based debt to fluctuations in interest rates. We designate certain of our interest rate derivatives as cash flow hedges and formally document our hedge relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transactions. We record all interest rate derivatives in our consolidated balance sheets on a gross basis at fair value. Fair value represents estimated amounts we would receive or pay upon a termination of interest rate derivatives prior to their scheduled expiration dates. The fair value was based on information that is model-driven and whose inputs were observable (Level 2 inputs). We do not hold or enter into financial instruments for trading or speculative purposes.
The gain or loss resulting from fair value adjustments for highly effective cash flow hedges is recorded in Accumulated other comprehensive loss (“AOCL”) in the accompanying consolidated balance sheets until the hedged item is recognized as interest expense in the consolidated statements of operations. The gain or loss resulting from fair value adjustments of derivatives not deemed to be highly effective cash flow hedges is recognized in interest expense immediately. We perform periodic assessments of the effectiveness of our derivative contracts designated as hedges, including the possibility of counterparty default.
To manage credit risk associated with our interest rate hedging program, we select as counterparties major financial institutions with investment grade credit ratings. The impact of credit risk, as well as the ability of each party to fulfill its obligations under our derivative financial instruments, is considered in determining the fair value of the contracts. We do not have any credit risk-related contingent features or collateral requirements associated with our derivative contracts. See Note 14. “Interest Rate Derivatives” for further details.

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
Revenue Recognition
Product revenues include sales of prescription and non-prescription eyewear, contact lenses, related accessories to retail customers (including those covered by managed care) and sales of inventory in which our customer is another retail entity. Revenues from services and plans include eye exams, eyecare club membership fees, product protection plans (i.e. warranties) and HMO vision plan fees. Service revenue also includes fees we earn for managing certain Vision Centers and performing laboratory processing services for our legacy partner.
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
Our retail customers generally make payments for prescription eyewear products at the time they place an order. Amounts we collect in advance for undelivered merchandise are reported as unearned revenue in the accompanying consolidated balance sheets. Unearned revenue at the end of a reporting period is estimated based on processing and delivery times throughout the current month which generally range from approximately seven to 10 days; all unearned revenue at the end of a reporting period is recognized in the next fiscal period.
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
We record reductions in revenue for estimated price concessions granted to managed care providers. The Company considers its revenue from managed care customers to include variable consideration and estimates such amounts associated with managed care customer revenues using the history of concessions provided and cash receipts from managed care providers; we reduced our net revenue for variable considerations of $7.5 million during the fiscal year 2020.
Refer to Note 7. “Revenue from Contracts With Customers” for further details of our revenues.
Costs Applicable To Revenue
Costs applicable to revenue consist primarily of cost of products sold and costs of administering services and plans. Costs of products sold include (i) costs to procure non-prescription eyewear, contacts and accessories which we purchase and sell in their finished form, (ii) costs to manufacture finished prescription eyeglasses, including direct materials, labor and overhead and (iii) remake costs, warehousing and distribution expenses and internal transfer costs. Costs of services and plans include costs associated with warranty programs, eyecare club memberships, HMO vision plan fees, eyecare practitioner and eye exam technician payroll, taxes and benefits and optometric and other service costs. Depreciation and amortization are excluded from costs applicable to revenue and are presented separately on the accompanying consolidated statements of operations.
As a component of the Company’s procurement program, the Company frequently enters into contracts with its vendors that provide for payments of rebates or other allowances. These vendor payments are reflected in the carrying value of the inventory when earned or as progress is made toward earning the rebate or allowance and as a component of cost of products as the inventory is sold. Rebates that have been earned but not yet received are recognized as an increase to Accounts receivable, net or a reduction to Accounts payable, depending on the nature of the agreement with the vendor, until the rebate has been received.
Selling, General and Administrative
SG&A includes store associate (including optician) payroll, taxes and benefits, occupancy and other store expenses, advertising and promotion, field services, and corporate support. Advertising and promotion costs, including online marketing arrangements, newspaper, direct mail, television and radio, are recorded in SG&A and expensed at the time the advertising first occurs. Production costs of future media advertising and related promotional campaigns are deferred until the advertising events occur. Non-capital expenditures associated with opening new stores, including rent, marketing expenses, travel and relocation costs, and training costs, are recorded in SG&A as incurred.

Advertising expenses were $86.5 million, $113.3 million and $107.5 million for fiscal years 2020, 2019 and 2018, respectively.
Leases
We lease our stores, laboratories, distribution centers, and corporate offices. These leases generally have noncancelable lease terms of between 5 years and 10 years, with an option to renew for additional terms of 1 year to 10 years or more. The lease term includes renewal option periods when the renewal is deemed reasonably certain after considering the value of the leasehold improvements at the end of the noncancelable lease period. Most leases for our stores provide for a minimum rent and typically include escalating rent over time with the exception of Military for which lease payments are variable and based on a percentage of sales. For Vista Optical locations in Fred Meyer stores, we pay fixed rent plus a percentage of sales after certain minimum thresholds are achieved. The Company’s leases generally require us to pay insurance, real estate taxes and common area maintenance expenses, substantially all of which are variable and not included in the measurement of the lease liability. Our lease arrangements frequently include tenant improvement allowances (TIAs), which are contractual amounts received or receivable from a lessor for improvements made to leased properties by the Company. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. With respect to lease accounting guidance, the Company’s management & services agreement with its legacy partner does not contain a lease arrangement.
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
Stock-Based Compensation
We measure stock-based compensation cost, which consists of grants of stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”), performance stock options and restricted stock awards (“RSAs”) to associates and non-associate directors, based on the estimated grant date fair value of the awards. We recognize compensation expense for all awards over the requisite service period using a straight-line recognition method. Additionally, for awards that are subject to performance conditions, we recognize compensation expense once achievement of the conditions is considered to be probable. We account for forfeitures as they occur. See Note 5. “Stock Incentive Plan” for further details related to our stock-based compensation plans.
Long-lived Asset Impairment
We evaluate impairment of long-lived tangible and right of use (“ROU”) store assets at the store level, which is the lowest level at which independent cash flows can be identified, when events or conditions indicate the carrying values of such assets may not be recoverable. In making this evaluation, we may consider multiple factors including financial performance of the stores, regional and local business climates, future plans for the store operations and other qualitative factors. If the store’s projected undiscounted net cash flows expected to be generated by the related assets over the life of the primary asset within the asset group are less than the carrying value of the subject assets, we determine an estimate of the fair value of the asset group using an income approach based on discounted cash flows, which require estimates and assumptions related to forecasted store revenue growth rates and store profitability. The cash flows used in estimating fair value were discounted using market rates from 6.3% to 8%. If the fair value of the asset group is less than its carrying value, the loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long lived asset of the group shall not reduce the carrying amount of that asset below its fair value. We consider market-based indications of prevailing rental rates for retail space, market participant discount rates, and lease incentives when estimating the fair values of ROU assets. A decrease in the estimated cash flows would lead to a lower fair value measurement, as would an increase in the discount rate. These non-recurring fair value measurements are classified as Level 3 measurements in the fair value hierarchy.

We recognized impairments of $22.0 million, $8.9 million and $2.5 million in fiscal years 2020, 2019 and 2018, respectively. These impairment charges were primarily related to our long-lived tangible store assets classified as held and used, and were primarily driven by lower than projected customer sales volume in certain stores; we also considered the historical performance of the stores before the temporary store closures in response to the COVID-19 pandemic, the effect of store closures and uncertainty in store revenues over the remaining useful life of the asset group as a result of the COVID-19 pandemic. The estimated remaining fair value of the assets impaired during fiscal year 2020 was $30.6 million and the estimated remaining fair value of the assets impaired during fiscal year 2019 was $16.6 million; the estimated remaining fair values include amounts estimated at various dates during the related fiscal years. Substantially all of the remaining fair value of the impaired store assets in fiscal year 2020 represent the fair value of ROU assets.
We assess non-store long-lived assets, including capitalized software costs in use or under development, for impairment if events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. The asset impairments recognized in fiscal year 2020 includes $1.1 million related to a write-off of certain capitalized software costs that were deemed to be obsolete due to a decision to cease further development. During fiscal years 2019 and 2018 there was no impairment of non-store long-lived assets or capitalized software costs.
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
A valuation allowance is recorded if it is more likely than not that some portion of a deferred tax asset will not be realized. Valuation allowances are released as positive evidence of future taxable income sufficient to realize the underlying deferred tax assets becomes available.
We establish a liability for tax positions for which there is uncertainty as to whether the position will ultimately be sustained. We assess our tax positions by determining whether it is more likely than not that the position will be sustained upon examination by the appropriate taxing authorities, including resolution of any related appeals or litigation, based solely on the technical merits of the position. These calculations and assessments involve estimates and judgments because the ultimate tax outcomes are uncertain and future events are unpredictable. See Note 6. “Income Taxes” for further details.
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
Other Comprehensive Income. In February 2018, the FASB issued Accounting Standards Update ASU 2018-02, Income Statement–Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). This guidance allows for an optional reclassification from accumulated other comprehensive income or loss to retained earnings for stranded tax effects as a result of the newly enacted federal corporate income tax rate under the 2017 Tax Cuts and Jobs Act enacted into law on December 22, 2017 (the “Tax Legislation”). This guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We adopted the guidance during the first quarter of fiscal year 2019, and did not reclassify the stranded income tax benefit resulting from adoption of the Tax Legislation from AOCL into earnings. There were no other impacts to the Company’s financial condition, result of operations, or cash flows.
Cloud Computing. In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). We obtain a variety of software solutions and tools through cloud computing arrangements. This new guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years and may be adopted on a prospective or retrospective basis. We adopted the accounting standard on a prospective basis in the first quarter of 2020. The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations, or cash flows.
Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This new guidance requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses. Initial adoption of ASU 2016-13 is required to be reported on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, except for certain provisions that are required to be applied prospectively. This guidance is effective for fiscal years beginning after December 15, 2019, and for interim reporting periods within those fiscal years.
We adopted ASU No. 2016-13 as of December 29, 2019 (the first day of fiscal year 2020), using the modified retrospective approach without adjusting the comparative periods presented. Upon adoption, the Company recorded a $0.7 million increase to the allowance for credit losses as a result of increases in our allowance for credit losses of notes receivable. Refer to Note 11. “Equity in Assets of Non-Consolidated Investee” for more information on our non-consolidated investee’s secured convertible promissory note. After adjusting for deferred taxes, we recorded a $0.5 million decrease in Retained earnings through a cumulative-effect adjustment. Adoption of this new guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows.
Future Adoption of Accounting Pronouncements
Reference Rate Reform. In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that may be affected by the cessation of the London Inter-bank Offered Rate (“LIBOR.”) An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 through December 31, 2022. A substantial portion of our debt is subject to interest payments that are indexed to LIBOR; additionally, we are party to multiple interest rate derivatives based on LIBOR. We are currently evaluating the effect of this guidance and have not applied the provisions of this guidance during the current fiscal year.

Convertible Instruments and Contracts in an Entity’s Own Equity. In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). This new guidance simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity’s own equity. The guidance also requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. ASU 2020-06 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021, with early adoption possible for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020. We plan to early adopt the accounting standard in the first quarter of 2021. Upon adoption we expect this guidance to result in a reclassification of conversion feature balances from additional paid-in capital to debt and to decrease reported non-cash interest expense for the convertible senior notes (the “2025 Notes”). We currently expect the net impact of the reclassification will be an increase to long term debt of approximately $83 million, a decrease to deferred tax liabilities of approximately $19 million, a decrease to additional paid-in capital of $71 million and an increase to retained earnings of approximately $7 million on the consolidated balance sheet as of January 3, 2021. We also expect incremental reductions to interest expense in post-adoption periods compared pre-adoption periods. Ultimate decisions regarding the timing of adoption, as well as the quantification of the effects of adoption on the financial statements, are subject to further evaluation.

2. Details of Certain Balance Sheet Accounts

In thousands	As of January 2, 2021	As of December 28, 2019
Accounts receivable, net:
Trade receivables	$28,405	$28,635
Credit card receivables	21,557	14,173
Other receivables	8,460	4,707
Allowance for credit losses	(433)	(3,040)
	$57,989	$44,475

In thousands	As of January 2, 2021	As of December 28, 2019
Inventories:
Raw materials and work in process (1)	$55,473	$65,179
Finished goods	55,801	62,377
	$111,274	$127,556
(1) Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not separately present raw materials and work in process.

In thousands	As of January 2, 2021	As of December 28, 2019
Property and equipment, net:
Land and building	$3,624	$3,632
Equipment	207,265	188,593
Information technology hardware and software	129,008	115,283
Furniture and fixtures	56,277	55,146
Leasehold improvements	220,720	213,124
Construction in progress	23,859	26,517
Right of use assets under finance leases	36,757	36,437
	677,510	638,732
Less: Accumulated depreciation	(336,217)	(271,965)
	$341,293	$366,767

In thousands	As of January 2, 2021	As of December 28, 2019
Other payables and accrued expenses:
Associate compensation and benefits (1)	$51,081	$28,347
Self-insurance liabilities	8,650	8,403
Capital expenditures	8,455	6,782
Advertising	2,173	2,919
Reserves for customer returns and remakes	8,084	7,158
Legacy management & services agreement	5,386	4,461
Fair value of derivative liabilities	5,116	6,382
Supplies and other store support expenses	3,461	2,926
Litigation settlements	1,107	3,840
Lease concessions	3,142	—
Other	13,654	11,611
	$110,309	$82,829
(1) Includes CARES Act deferred employer payroll taxes in the amount of $12.8 million as of January 2, 2021.

In thousands	As of January 2, 2021	As of December 28, 2019
Other non-current liabilities:
Fair value of derivative liabilities	$7,663	$1,603
Self-insurance liabilities	7,046	7,283
Other	2,706	4,845
	$17,415	$13,731

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
The gross carrying amount and accumulated impairment of the Company’s goodwill balances for 2020 and 2019 are as follows:

	As of January 2, 2021		As of December 28, 2019
In thousands	Gross Carrying Amount	Accumulated Impairment	Gross Carrying Amount	Accumulated Impairment
Owned & Host Segment	$736,901	$(19,357)	$736,901	$(19,357)
Legacy Segment	60,069	—	60,069	—
Corporate/Other	8,107	(8,107)	8,107	(8,107)
	$805,077	$(27,464)	$805,077	$(27,464)
Besides the goodwill impairments noted above, no other intangible asset impairment was identified during fiscal years 2020, 2019 and 2018.
Indefinite-lived intangible assets by major asset class are as follows:

In thousands	As of January 2, 2021	As of December 28, 2019
Trademarks and trade names:
America’s Best	$200,547	$200,547
Eyeglass World	40,000	40,000
	$240,547	$240,547

We intend to maintain our trademarks; renewals will take place as needed.
Finite-lived, amortizing intangible assets by major asset class are as follows:

	As of January 2, 2021			As of December 28, 2019
In thousands	Gross Carrying Amount	Accumulated Amortization	Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Remaining Life (Years)
Contracts and relationships:
Legacy	$65,000	$40,154	4	$65,000	$34,247	5
Fred Meyer	35,000	10,339	16	35,000	8,820	17
Customer database	4,400	4,400	—	4,400	4,400	—
Other	746	742	—	746	739	—
	$105,146	$55,635		$105,146	$48,206
We extended our relationship with Walmart in fiscal year 2020. Refer to Note 16. “Segment Reporting” for more information. Our current agreement with Fred Meyer expires on December 31, 2021; we intend to maintain our intangible assets and renewals will take place as needed.
Aggregate amortization expense is included in depreciation and amortization in the accompanying consolidated statements of operations. Aggregate future estimated amortization expense is shown in the following table:

Fiscal Year	In thousands
2021	$7,491
2022	7,490
2023	7,488
2024	7,488
2025	2,519
Thereafter	17,035
$49,511

4. Long-term Debt
Long-term debt consists of the following:

In thousands	As of January 2, 2021	As of December 28, 2019
2025 Notes, due May 15, 2025	$402,500	$—
Term Loan, due July 18, 2024	317,375	392,375
Revolving Credit Facility, due July 18, 2024	—	148,000
Long-term debt before debt discount	719,875	540,375
Unamortized discount and issuance costs - 2025 Notes	(93,123)	—
Unamortized discount and issuance costs - term loan	(2,141)	(3,979)
Long-term debt less debt discount	624,611	536,396
Less current maturities	—	(10,500)
Long-term debt - non-current portion	624,611	525,896
Finance lease obligations	30,750	33,296
Less current maturities	(3,598)	(3,259)
Long-term debt and finance lease obligations, less current portion and debt discount	$651,763	$555,933
2025 Notes
In May 2020, we completed the issuance of the 2025 Notes, pursuant to an indenture between the Company and U.S. Bank, dated as of May 12, 2020 (the “Indenture”). The 2025 Notes were sold only to persons reasonably believed to be qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2025 Notes will pay interest semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2020, at an annual rate of 2.50% and will be convertible into cash, shares of common stock or a combination of cash and shares of common stock, at our election, based on the applicable conversion rate at such time.
We received proceeds from the offering of $390.9 million, net of $11.6 million in underwriter fees and other issuance costs. We used $294.3 million of the net proceeds from the offering to repay all outstanding amounts under the Revolving Credit Facility and $75.0 million to partially repay the first lien term loan in an aggregate principal amount of $420.0 million (the “Term Loan”). We intend to use the remainder of the net proceeds for general corporate purposes.
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
The 2025 Notes will initially be convertible at a conversion rate of 32.0783 shares of common stock per $1,000 principal amount of 2025 Notes, which is equivalent to an initial conversion price of approximately $31.17 per share of common stock. The conversion rate is subject to adjustment upon certain events. The Company can choose to settle upon conversion in cash, shares or a combination. Based on the initial conversion rate, the 2025 Notes are convertible into 12.9 million shares of our common stock and we reserved for the possible issuance of 16.5 million shares, which is the maximum amount that could be issued upon conversion. As of January 2, 2021, the 2025 Notes can be converted by holders based on condition (i) above. The “if-converted value” exceeded the principal amount of the 2025 Notes by $182.3 million. See Note 15. “Earnings Per Share” for the treatment of earnings per share in relation to the 2025 Notes.
In accordance with accounting guidance on embedded conversion features indexed to and settled in equity, the Company valued and bifurcated the conversion option associated with the 2025 Notes from the respective host debt instrument, which is referred to as debt discount, and initially recorded the post-tax conversion option of $73.5 million ($95.2 million pre-tax) for the 2025 Notes in stockholders’ equity. The resulting debt discount on the 2025 Notes is amortized to interest expense using the effective interest rate method over the contractual term of the 2025 Notes. The Company allocated post-tax debt issuance costs of $2.2 million ($2.7 million pre-tax) to the equity component and the remaining debt issuance costs of $8.9 million are amortized to interest expense under the effective interest rate method at 9.1% over the contractual term of the 2025 Notes. We recognized $17.3 million in interest expense for the interest coupon and amortization of debt discount and issuance costs during fiscal 2020. As of January 2, 2021, the remaining period for the unamortized debt discount balance was approximately four and a half years.
Credit Agreement
On July 18, 2019, the credit agreement, dated as of October 9, 2018 (the “Existing Credit Agreement”) was amended and restated to establish a new Term Loan of $420.0 million to repay all principal, interest fees and other amounts outstanding under the Existing Credit Agreement immediately and establish a new Revolving Credit Facility in an aggregate principal amount of $300.0 million, including a $20.0 million letter of credit sublimit. In connection with the principal repayments of our existing debt, the Company wrote off associated deferred debt issuance costs of $6.0 million and associated unamortized debt discount of $3.8 million, in the third quarter of 2019.
On March 17, 2020, as a precautionary measure to preserve financial flexibility during the COVID-19 pandemic, we borrowed the remaining $146.3 million in available funds under our Revolving Credit Facility. On May 5, 2020, certain of the Company’s subsidiaries entered into an agreement (the “Credit Agreement Amendment”) with the lenders to amend certain provisions of the Amended and Restated Credit Agreement, dated as of July 18, 2019 (as amended by the Credit Agreement Amendment, the “Credit Agreement”), by and among Nautilus Acquisition Holdings, Inc. (“Holdings”), National Vision, Inc. (“NVI”), the other subsidiaries of the Company party thereto, as guarantors, each lender party thereto and Bank of America, N.A., in its capacity as administrative agent and as collateral agent. Capitalized terms used but not defined herein shall have the meanings assigned to such terms in the Credit Agreement and Amendment, as applicable.
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
On May 12, 2020, we fully repaid the $294.3 million outstanding under our Revolving Credit Facility and partially repaid $75 million on the Term Loan. As a result of the repayments made in 2020 and the $25.0 million principal prepayment in 2019, the Company has no additional mandatory principal payments on the Term Loan until maturity on July 18, 2024 and no amounts outstanding under the Revolving Credit Facility. The borrowing capacity remaining as of January 2, 2021 was $293.6 million due to a reduction of $6.4 million for letters of credit outstanding. As a result of the repayment of the outstanding balance on our Revolving Credit Facility, the Company reclassified a proportionate share of unamortized debt issuance costs to Other assets.
The Credit Agreement Amendment also contains covenants that, among other things, limit NVI’s ability to incur additional debt, create liens against assets, make acquisitions, pay dividends or distributions on its stock, merge or consolidate with another entity and transfer or sell assets. We were in compliance with all covenants related to our long-term debt as of January 2, 2021.
Scheduled annual maturities of debt are as follows:

Fiscal Year	In thousands
2021	$—
2022	—
2023	—
2024	317,375
2025	402,500
$719,875

5. Stock Incentive Plans
The Company has provided equity-based compensation awards to its associates under three plans. In connection with the initial public offering of our common stock (the “IPO”), on October 23, 2017, the Company’s Board of Directors adopted, and its stockholders approved, the National Vision Holdings, Inc. 2017 Omnibus Incentive Plan (the “2017 Omnibus Incentive Plan”). The total number of shares of common stock that may be issued under the plan is 4,000,000. The plan authorizes the grant of stock options, stock appreciation rights, RSAs, RSUs, PSUs, other equity-based awards and other cash-based awards to our associates, directors, officers, consultants and advisers. The Vision Holding Corp. 2013 Amended and Restated Stock Incentive Plans provided for the issuance of stock options to directors, certain associates and consultants of Vision Holding Corp., its subsidiaries and affiliates. In 2014, our Board of Directors and stockholders of the Company approved the 2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its subsidiaries (the “2014 Stock Incentive Plan”). There were 10,988,827 stock options authorized for issuance pursuant to the 2014 Stock Incentive Plan. All awards under these plans have a contractual life of 10 years.
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

The following table summarizes stock compensation expense under the Company’s plans, which is included in SG&A in the accompanying statements of operations:

In thousands	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2018
Stock options	$2,827	$8,562	$19,397
RSUs and PSUs	7,201	3,655	1,386
RSAs	588	334	108
Associate stock purchase plan	124	119	48
Pre-tax stock based compensation expense	$10,740	$12,670	$20,939
Income tax benefit	(2,743)	(3,237)	(5,367)
After-tax share based compensation expense	$7,997	$9,433	$15,572

	Stock options	RSUs and PSUs	RSAs
Unrecognized compensation cost (in thousands)	$3,248	$14,156	$366
Expected remaining weighted-average period of expense recognition (in years)	1.69	2.20	0.58
Service-based options
The following table summarizes service-based stock option activity, including service-based options under the Vision Holding Corp. Amended and Restated 2013 Equity Incentive Plan, the 2014 Stock Incentive Plan, and the 2017 Omnibus Incentive Plan.

	Number of Options Outstanding	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands) ($)
Outstanding options at December 28, 2019	1,906,158	13.37
Granted	160,574	34.47
Exercised	(823,685)	8.83
Forfeited	(49,061)	23.54
Outstanding options at January 2, 2021	1,193,986	18.92	6.19	31,490
Vested and exercisable at January 2, 2021	665,781	12.94	4.94	21,540
The weighted average grant date fair value of service-based options granted during fiscal years 2020 and 2019 was $13.71 and $13.67, respectively. There were no grants of service-based options during fiscal year 2018. The fair value of service-based options vested during fiscal years 2020, 2019 and 2018 was $3.3 million, $5.7 million, and $5.9 million respectively. The aggregate intrinsic value of service-based options exercised during fiscal years 2020, 2019 and 2018 was $22.5 million, $21.4 million, and $45.7 million, respectively.
The fair value of service-based options was estimated using the Black-Scholes-Merton option pricing model. The following is a summary of the assumptions used in this model for service-based options:

	2020	2019
Expected volatility	39.54% to 55.81%	34.50% to 37.10%
Expected term range (in years)	6.00	5.75 to 6.50
Expected risk-free interest rate	0.47% to 1.13%	1.68% to 2.94%
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

Performance-based options
The following table summarizes performance-based stock option activity:

	Number of Options Outstanding	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands) ($)
Outstanding options at December 28, 2019	1,603,848	6.60
Exercised	(705,414)	7.37
Forfeited	(43,478)	15.74
Outstanding options at January 2, 2021	854,956	5.50	3.42	34,018
Vested and exercisable at January 2, 2021	854,956	5.50	3.42	34,018
There were no grants of performance-based options during fiscal years 2020, 2019, and 2018. The fair value of performance-based options vested during fiscal years 2020, 2019 and 2018 was $1.4 million, $4.4 million and $16.1 million, respectively. The aggregate intrinsic value of performance-based options exercised during fiscal years 2020, 2019, and 2018 was $20.0 million, $29.9 million, and $70.2 million, respectively.
The following summarizes RSU, PSU and RSA awards activity:

	RSUs	Weighted average grant date fair value ($)	PSUs	Weighted average grant date fair value ($)	RSAs	Weighted average grant date fair value ($)
Outstanding at December 28, 2019	376,145	28.45	113,014	34.49	20,628	30.71
Granted	162,468	34.73	125,387	34.34	19,583	30.65
Vested	(52,466)	25.65	—	—	(18,229)	29.27
Forfeited	(31,656)	30.62	(18,217)	34.98	—	—
Outstanding at January 2, 2021	454,491	30.85	220,184	34.36	21,982	31.85
Restricted stock units (RSUs)
During fiscal years 2020 and 2019, we granted 162,468 and 373,082 shares of RSUs, respectively. RSUs include 11,233 RSUs that vest in two equal installments on the first and second anniversaries of the grant date, 216,400 RSUs that vest in three equal installments on the first, second and third anniversaries of the grant date, and 226,858 RSUs that vest in three installments on the second, third and fourth anniversaries of the grant date. The RSUs outstanding as of January 2, 2021 have $20.6 million intrinsic value and remaining weighted average requisite service period of 2.36 years.
Performance stock units (PSUs)
During fiscal year 2020 and 2019, we granted an aggregate of 125,387 and 116,046 PSUs, respectively. The PSUs granted in fiscal 2020 and 2019 are settled after the end of the performance period (i.e., cliff vesting), which begins on the first day of the grant year and ends on the last day of our fiscal years 2022 and 2021, respectively and are based on the Company’s achievement of certain performance targets. The performance stock units outstanding as of January 2, 2021 have $10.0 million intrinsic value and remaining weighted average requisite service period of 1.75 years.
Restricted stock awards (RSAs)
During fiscal years 2020 and 2019, we granted an aggregate of 19,583 and 13,712 RSAs, respectively, to certain directors. These RSAs outstanding include 2,399 awards that vest proportionally over three years and 19,583 awards that vest one year from grant date. As of fiscal year end 2020, the intrinsic value of the awards was $1.0 million, the remaining requisite service period was 0.50 years.

Associate Stock Purchase Plan (ASPP)
Under the ASPP, eligible associates receive a 10% discount from the market trading value of common stock of the Company at the time of purchase. Participants may contribute to the ASPP, not to exceed $25,000 under the ASPP in any calendar year. As of January 2, 2021, the amount of shares held by eligible participants through the ASPP was not material.
6. Income taxes
The income tax provision (benefit) consists of:

In thousands	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2018
Current income tax:
Federal	$86	$443	$174
State	2,550	864	381
Deferred income tax:
Federal	(219)	(2,972)	(15,687)
State	(14)	(644)	(3,653)
Income tax provision (benefit)	$2,403	$(2,309)	$(18,785)
Our income tax provision (benefit) differs from the amounts computed by multiplying earnings before income taxes by the statutory federal income tax rate as shown in the following table:

In thousands	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2018
Federal income tax provision at statutory rate	$8,123	$6,403	$1,022
State income tax provision, net of federal income tax	1,755	1,387	226
Increase (decrease) in deferred tax asset valuation allowance	(216)	(386)	318
Goodwill impairment	—	—	3,879
Tax benefit of equity-based compensation deductions	(7,996)	(10,089)	(25,544)
Other, net	737	376	1,314
Net income tax provision (benefit)	$2,403	$(2,309)	$(18,785)
Effective income tax rate	6.2%	(7.6)%	(385.9)%
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

The sources of the differences between the financial accounting and tax bases of our assets and liabilities that give rise to the deferred tax assets and deferred tax liabilities and the tax effects of each are as follows:

In thousands	As of January 2, 2021	As of December 28, 2019
Deferred tax assets:
NOL carry-forwards	$10,841	$12,006
Deferred interest expense carry-forwards	180	3,733
AMT payment and employment credits	3,541	4,155
Deferred revenue	5,498	5,145
Accrued expenses and reserves	9,361	12,542
Loss on equity and other investments	2,135	1,960
Stock option compensation	5,135	5,505
Unrealized losses on hedging instruments	2,237	2,039
Other	15,842	942
Subtotal	54,770	48,027
Valuation allowances	(3,486)	(3,705)
Total net deferred tax assets	51,284	44,322
Deferred tax liabilities:
Depreciation of property and equipment	(37,592)	(27,953)
Amortization of intangible assets	(73,590)	(74,529)
Convertible debt discount	(18,819)	—
Other	(2,222)	(1,986)
Total deferred tax liabilities	(132,223)	(104,468)
Net deferred tax liabilities	$(80,939)	$(60,146)
As of fiscal year end 2020, we had available U.S. federal NOL carry-forwards aggregating to $46.9 million that can be utilized to reduce future federal income taxes. The Company has $44.5 million of carry-forward losses that do not expire and $0.8 million of carry-forward losses expiring at the end of fiscal year 2037, respectively. In addition, we have NOL carry-forwards in varying amounts and with varying expiration dates in various states in which we operate. We believe it is more likely than not that we will realize a tax benefit for these NOL’s in the future except for $4.2 million of NOL carry-forwards on our professional corporations where we recognized a full valuation allowance as of fiscal year end 2020. As of fiscal year end 2020, the Company has gross deferred tax assets of $100.8 million related to operating lease liabilities and gross deferred tax liabilities of $86.3 million related to ROU assets. These amounts are presented net in Other deferred tax assets as of fiscal year end 2020.
As of fiscal year end 2020, previously reported Federal AMT carry-forward credits of $1.3 million were requested to be refunded in accordance with the CARES Act. Non-expiring federal and state AMT carry-forward credits and employment credits totaling $3.5 million are available to offset certain future taxes.
We have a $1.9 million deferred income tax asset on losses associated with our equity method non-consolidated investee and a $0.2 million deferred income tax asset for capital losses associated with the impairment of an investment recorded during fiscal year 2018. We do not expect to generate significant capital gains from these investments, or other sources, in the near future. Therefore, we believe it is more likely than not that we will not realize a tax benefit for the majority of these deferred income tax assets, and accordingly we have established a full valuation allowance for the amount deemed unrealizable.
As a result of our utilization of NOL carry-forwards to reduce or eliminate subsequent years’ tax obligations, our federal and a substantial number of our state income tax returns for fiscal years 2001 through 2020 remain open for examination by the tax authorities.
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
Corporate/Other
Revenues from our non-reportable Corporate/Other segment are attributable to wholly owned subsidiaries AC Lens and FirstSight Vision Services Inc. (“FirstSight”). AC Lens sells contact lenses and optical accessory products to retail customers through e-commerce, and recognizes revenue when products have been delivered to the customer. AC Lens also distributes contact lenses at its cost to Walmart and Sam’s Club under fee for services arrangements. This revenue is recorded on a gross basis as AC Lens is the principal in the arrangement since AC Lens controls the products in those transactions before the products are transferred to the customer.
FirstSight issues individual vision plans in connection with our America’s Best operations in California, and provides or arranges for the provision of optometric services at certain optometric offices next to Walmart and Sam’s Club stores in California.

Revenues Recognized Over Time
Owned & Host
Within our Owned & Host segment, services and plans revenues include revenues from product protection plans (i.e. warranties), eyecare club memberships and HMO vision plan fees. We offer extended warranty plans in our Owned & Host segment that generally provide for repair and replacement of eyeglasses for primarily a one-year term after purchase. We recognize service revenue under these programs on a straight-line basis over the warranty or service period which is consistent with our efforts expended to satisfy the obligation. We offer three- or five-year eyecare club memberships in our Owned & Host segment to our contact lens customers. For these programs we apply the portfolio approach of recognizing revenues of contracts with similar characteristics and use estimates and assumptions that reflect the size and composition of the portfolio of contracts. We selected the portfolio approach because our historical club membership data demonstrate that our club customers behave similarly, such that the difference between the portfolio approach and calculating revenue of each individual contract is not material. We recognize revenue across the contract portfolio based on the value delivered to the customers relative to the remaining services promised under the programs. We determine the value delivered based on the expected timing and amount of customer usage of benefits over the terms of the contracts. The unamortized portion of amounts we collect in advance for these services and plans are reported as deferred revenue (current and non-current portions) in the accompanying consolidated balance sheets.
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
The following disaggregation of revenues depicts our revenues based on the timing of revenue recognition:

In thousands	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2018
Revenues recognized at a point in time	$1,569,757	$1,578,379	$1,397,801
Revenues recognized over time	142,003	145,952	139,053
Total net revenue	$1,711,760	$1,724,331	$1,536,854
Refer to Note 16. “Segment Reporting” for the Company’s disaggregation of net revenue by reportable segment and product type. As the reportable segments are aligned by similar economic factors, trends and customers, the reportable segment disaggregation view best depicts how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors.
The following table summarizes the activity of allowance for expected credit losses for the fiscal year end 2020.

In thousands	Fiscal Year 2020
Beginning balance as of December 28, 2019	$(3,040)
Current-period provision for expected credit losses	(671)
Write-offs charged against the allowance	1,071
Other adjustments (1)	2,207
Ending balance as of January 2, 2021	$(433)
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
Our lease arrangements frequently include TIAs, which are contractual amounts received from a lessor for improvements made to leased properties by the Company. For operating leases, TIAs are treated as a reduction of the lease payments used to measure the ROU assets in the accompanying consolidated balance sheet as of fiscal year 2020 and are amortized as a reduction in rental expense over the life of the respective leases.
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
During the second quarter of 2020, we reached rent concession agreements where certain of these concession arrangements included lease payment and term extensions between three and 12 months. The Company has elected to account for lease concessions and deferrals resulting directly from the COVID-19 pandemic as though the enforceable rights and obligations to the deferrals existed in the respective contracts at lease inception and will not account for the concessions as lease modifications, unless the concession results in a substantial increase in the Company’s obligations. The majority of leases where we received a concession did not result in a substantial increase in our obligations. Lease concessions of $3.1 million were recorded in Other payables and accrued expenses as of January 2, 2021. See Note 2. “Details of Certain Balance Sheet Accounts” for further details.

In thousands		As of January 2, 2021	As of December 28, 2019
Type	Classification
	ASSETS
Finance	Property and equipment, net (a)	$24,373	$28,128
Operating	Right of use assets (b)	340,141	348,090
	Total leased assets	$364,514	$376,218
	LIABILITIES
	Current Liabilities:
Finance	Current maturities of long-term debt and finance lease obligations	$3,598	$3,259
Operating	Current operating lease obligations (c)	58,356	51,937
	Other non-current liabilities:
Finance	Long-term debt and finance lease obligations, less current portion and debt discount	27,152	30,037
Operating	Non-current operating lease obligations	327,371	331,769
	Total lease liabilities	$416,477	$417,002
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the net present value of minimum lease payments. We used the incremental borrowing rate on December 30, 2018 for operating leases that commenced prior to that date.

_________
(a) Finance lease assets are recorded net of accumulated amortization of $12.4 million and $8.3 million as of January 2, 2021 and December 28, 2019, respectively.
(b) TIA of $36.0 million and $35.2 million are treated as reductions of lease payments used to measure ROU assets as of January 2, 2021 and December 28, 2019, respectively. Deferred rent of $17.5 million and $15.0 million are treated as reductions of lease payments used to measure ROU assets as of January 2, 2021 and December 28, 2019, respectively.
(c) Current operating lease liabilities are measured net of TIA receivables of $3.8 million and $5.9 million as of January 2, 2021 and December 28, 2019, respectively.

In thousands	Fiscal Year 2020	Fiscal Year 2019
Operating lease cost
Fixed lease cost (a)	$79,387	$73,971
Variable lease cost (b)	28,158	26,466
Sublease income(c)	(2,700)	(2,930)

Finance lease cost
Amortization of finance lease assets	4,561	4,418

Interest expense, net:
Interest on finance lease liabilities	3,656	3,573

Net lease cost	$113,062	$105,498
(a)Includes short-term leases, which are immaterial.
(b)Includes costs for insurance, real estate taxes and common area maintenance expenses, which are variable as well as lease costs above minimum thresholds for Fred Meyer stores and lease costs for Military stores.
(c)Income from sub-leasing of stores includes rental income from operating lease properties to ophthalmologists and optometrists who are independent contractors.

Lease Term and Discount Rate	As of January 2, 2021	As of December 28, 2019
Weighted average remaining lease term (months)
Operating leases	77	82
Finance leases	79	88
Weighted average discount rate (a)
Operating leases	4.7%	4.6%
Finance leases (b)	12.3%	13.1%
(a)The discount rate used to determine the lease assets and lease liabilities was derived upon considering (i) incremental borrowing rates on our term loan and revolving credit facility; (ii) fixed rates we pay on our interest rate swaps; (iii) LIBOR margins for issuers of similar credit rating; and (iv) effect of collateralization. As a majority of our leases are five-year and 10-year leases, we determined a lease discount rate for such tenors and determined this discount rate is reasonable for leases that were entered into during the period.
(b)The discount rate on finance leases is higher than operating leases because the present value of minimum lease payments was higher than the fair value of leased properties for certain leases entered into prior to adoption of ASC 842. The discount rate differential for those leases is not material to our results of operations.

In thousands	Fiscal Year 2020	Fiscal Year 2019
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows - operating leases	$84,913	$75,330
The following table summarizes the maturity of our lease liabilities as of January 2, 2021:

In thousands	Operating Leases (a)	Finance Leases (b)
Fiscal Year
2021	$73,867	$6,676
2022	77,874	7,215
2023	70,103	6,241
2024	60,998	4,673
2025	51,974	4,451
Thereafter	116,272	12,008
Total lease liabilities	451,088	41,264
Less: Interest	65,361	10,514
Present value of lease liabilities(c)	$385,727	$30,750

_________
(a) Operating lease payments include $60.8 million related to options to extend lease terms that are reasonably certain of being exercised.
(b) Finance lease payments include $1.7 million related to options to extend lease terms that are reasonably certain of being exercised.
(c) The present value of lease liabilities excludes $26.4 million of legally binding minimum lease payments for leases signed but not yet commenced.

9. Related Party Transactions
Transactions with KKR
During fiscal years 2019 and 2018, KKR Capital Markets LLC acted as a lead arranger with respect to debt issuance and refinancing transactions, and received $1.0 million and $1.2 million in fees, respectively, in connection therewith.
See Note 1. “Description of Business and Basis of Presentation-Secondary Public Offerings” for details on a common stock offering in 2019 through which KKR ceased to be a related party.
10. Equity in Net Assets of Non-Consolidated Investee
From time to time the Company invests in technological innovators across the optical retail industry. One of these investments is a nonconsolidated investee (the “investee”) in which an equity ownership interest is maintained and for which the equity method of accounting is used due to our ability to exert significant influence over decisions relating to our investee’s operations and financial affairs. We hold a 24% equity interest in our investee as of fiscal year end 2020.
Revenues and expenses of the investee are not consolidated into our financial statements; rather, our proportionate share of the earnings or losses of the investee is reflected as equity income or loss in Other expense (income), net in the Company’s consolidated statements of operations. We have determined that we should not consolidate our investee because, although it is a variable interest entity, we are not the primary beneficiary. After adjusting the carrying value of our interest in the investee’s reported net losses, there is no remaining equity investment balance associated with this investee as of January 2, 2021.
Our investee’s fiscal year ends on December 31 of each year. The investee recognized no material transactions on the days between its fiscal year end and our fiscal year end for all periods presented below.
Summarized balance sheet information for our investee is as follows:

In thousands	As of January 2, 2021	As of December 28, 2019
Current assets	$1,815	$1,351
Non-current assets	387	450
Total assets	2,202	1,801

Current liabilities	3,464	3,821
Non-current liabilities	4,421	8,200
Total liabilities	7,885	12,021

Net assets	$(5,683)	$(10,220)
Summarized income statement information for our investee is as follows:

In thousands	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2018
Revenues	$6,771	$6,046	$3,871
Net loss	$(5,739)	$(5,481)	$(5,632)
Our share of net loss (1)	$(1,383)	$(1,804)	$(1,304)
(1) We did not record our share of the 2020 net loss as there is no obligation to absorb losses in excess of the equity investment.

In the ordinary course of business we are a licensee of our investee. Upon adoption of ASU 2016-13 in 2020, the Company wrote-off the carrying value of the secured convertible promissory note held by the Company for estimated credit losses. In April 2020, the Company converted the promissory note to an equity investment. The equity investment has a carrying value of zero as of January 2, 2021. Interest income associated with the note was immaterial for the 2019 fiscal year.
Balances and transactions related to our non-consolidated investee included in our consolidated balance sheets and statements of operations were as follows:

In thousands	As of January 2, 2021	As of December 28, 2019
Balance sheets
Other assets (1)	$—	$704
(1) Other assets represent a loan receivable from our investee.

In thousands	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2018
Statements of operations
Licensing fees (SG&A)	$151	$132	$172
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
Accounts Receivable, Net
The carrying amount of accounts receivable approximates fair value due to the short-term nature of those items and the effect of related allowances for doubtful credit losses.
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
Long-term Debt - 2025 Notes
The Company has $402.5 million in aggregate principal amount of 2.50% convertible senior notes due on May 15, 2025 issued and outstanding as of January 2, 2021. The estimated fair value of the 2025 Notes was approximately $655.3 million as of January 2, 2021. The estimated fair value of the 2025 Notes is based on the prices the 2025 Notes have traded in the market as of January 2, 2021, as well as overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates, and represents a Level 2 measurement. Refer to Note 4. “Long-term Debt” for more information on the 2025 Notes.
Interest Rate Derivatives
We recognize as assets or liabilities at fair value the estimated amounts we would receive or pay upon a termination of interest rate derivatives prior to their scheduled expiration dates. The fair value is based on information that is model-driven and whose inputs were observable (Level 2 inputs). See Note 14. “Interest Rate Derivatives” for further details.

12. Deferred Revenue
The following depicts a roll-forward of deferred revenue:

	Fiscal Year 2020
In thousands	Product Protection Plans	Eye Care Clubs	HMO Memberships	Total
Beginning of the year	$30,911	$46,486	$3	$77,400
Sold	63,535	47,445	—	110,980
Revenue recognized	(60,299)	(48,351)	(3)	(108,653)
End of year	$34,147	$45,580	$—	$79,727

Current	$33,810	$25,089	$—	$58,899
Non-current	337	20,491	—	20,828
	$34,147	$45,580	$—	$79,727

	Fiscal Year 2019
In thousands	Product Protection Plans	Eye Care Clubs	HMO Memberships	Total
Beginning of the year	$28,775	$43,488	$15	$72,278
Sold	63,105	52,438	—	115,543
Revenue recognized	(60,969)	(49,440)	(12)	(110,421)
End of year	$30,911	$46,486	$3	$77,400

Current	$30,547	$25,320	$3	$55,870
Non-current	364	21,166	—	21,530
	$30,911	$46,486	$3	$77,400
Deferred revenue recorded as of fiscal year end 2020 is expected to be reflected in future operating results as follows:

Fiscal Year	In thousands
2021	$58,899
2022	15,484
2023	5,141
2024	152
2025	51
$79,727

13. Commitments and Contingencies
Contractual Commitments
As of January 2, 2021, the Company had contractual commitments of approximately $62.9 million consisting of agreements for merchandise purchases, technology and advertising.
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

In thousands	Fiscal Year 2020	Fiscal Year 2019
Beginning of year balance	$1,881	$1,742
Accrued obligation	28,415	33,014
Claims paid	(28,067)	(32,875)
End of year balance	$2,229	$1,881
401(k) Plan
The Company sponsors a 401(k) plan into which associates may defer a portion of their wages. We match a portion of such deferred wages. The expense for the plan was $5.3 million, $5.3 million and $4.2 million in the fiscal years ended 2020, 2019 and 2018, respectively. Expense associated with our 401(k) plan is presented in SG&A in the consolidated statements of operations.
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
Our subsidiary, FirstSight, is a defendant in a purported class action in the U.S. District Court for the Southern District of California that alleges that FirstSight participated in arrangements that caused the illegal delivery of eye examinations and that FirstSight thereby violated, among other laws, the corporate practice of optometry and the unfair competition and false advertising laws of California. The lawsuit was filed in 2013 and FirstSight was added as a defendant in 2016. In March 2017, the court granted the motion to dismiss previously filed by FirstSight and dismissed the complaint with prejudice. The plaintiffs filed an appeal with the U.S. Court of Appeals for the Ninth Circuit in April 2017. In July 2018, the U.S. Court of Appeals for the Ninth Circuit vacated in part, and reversed in part, the district court’s dismissal and remanded for further proceedings. In October 2018, the plaintiffs filed a second amended complaint with the district court, and, in November 2018, FirstSight filed a motion to dismiss. On March 23, 2020, the district court granted FirstSight’s motion to dismiss the second amended complaint. On April 24, 2020, the plaintiffs filed a third amended complaint. FirstSight filed a motion to dismiss the third amended complaint on May 8, 2020. On February 4, 2021, the district court granted FirstSight’s motion in part and denied it in part. FirstSight’s answer to the remaining claims was filed February 18, 2021. We believe that the claims alleged are without merit and intend to continue to defend the litigation vigorously.

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
In February 2019, we were served with a lawsuit by a former associate who alleged, on behalf of himself and a proposed class, several violations of California wage and hour laws and sought unspecified alleged unpaid wages, monetary damages, injunctive relief and attorneys’ fees. On March 21, 2019, we removed the lawsuit from state court to the United States District Court for the Northern District of California. The plaintiff moved to remand the action to state court on April 18, 2019, and the Court denied this motion on July 8, 2019. On July 22, 2019, the plaintiff filed an amended complaint. On July 26, 2019, the parties filed a joint stipulation wherein the Company denied all claims in the amended complaint but joined the plaintiff in seeking a stay of further proceedings in the lawsuit based on the parties’ agreement to attend early mediation in an effort to avoid further costs and expenses of protracted litigation. The parties participated in mediation on February 19, 2020, but a resolution of the matter was not reached at that time. On February 27, 2020, following mediation, the parties agreed to a settlement of all claims alleged by the named claimant on behalf of himself and all putative class members and other aggrieved associates. The Company will pay $3.5 million as the gross settlement fund in connection with this settlement. This settlement was preliminarily approved by the court on April 29, 2020. A final approval hearing was conducted by the court on October 27, 2020. The court approved the settlement according to the terms of the parties’ agreement and final judgment and order of dismissal was then entered. The Company deposited the settlement amount, or $3.5 million, into the designated account pursuant to the terms of the settlement agreement.
In November 2019, the Company agreed to enter into a pre-litigation settlement with six former associates who asserted, on behalf of themselves and a proposed class, violations of the Fair Labor Standards Act and of California wage and hour laws. In order to avoid the burden, expense and uncertainty of litigation, and without admitting liability, the Company agreed to a settlement with the named claimants and all participating class members for a maximum settlement amount of $895,000. This settlement is subject to approval by a tribunal following a fairness hearing.
14. Interest Rate Derivatives
The Company is party to pay-fixed and receive-floating interest rate swap agreements to offset the variability of cash flows in LIBOR-indexed debt interest payments, subject to a 1.0% floor, attributable to changes in the benchmark interest rate from March 13, 2017 to March 13, 2021 related to its credit agreement. During the first quarter of 2020, in accordance with the original agreements with the counterparties, the notional amount of one swap decreased from $105.0 million to $70.0 million. The aggregate notional amount of the interest rate swaps was $395.0 million and $430.0 million for the year ended January 2, 2021 and December 28, 2019, respectively. There were no other changes in the terms of the agreements. Also, during the first quarter of 2020, the Company entered into a forward-starting interest rate collar that will hedge variability of cash flows of LIBOR-indexed debt interest payments from March 13, 2021 to July 18, 2024, following the maturity of the interest rate swap agreements, with an aggregate notional amount of $375 million. See Note 11. “Fair Value Measurement of Financial Assets and Liabilities” for further details.

During the second quarter of 2020, as a result of the partial repayment of the Company’s LIBOR based debt balances, certain forecasted hedged transactions were deemed not probable of occurring. The Company subsequently discontinued hedge accounting on $78.0 million of interest rate swap notional and $58.0 million of interest rate collar notional, reclassifying net unrealized losses of approximately $2.5 million from AOCL to interest expense, net during fiscal year 2020. Additionally, due to changes in the interest rates applicable to the Company’s Term Loan and Revolving Credit Facility, the interest rate collar ceased to be a highly effective hedge. Losses on the change in fair value of the interest rate collar of approximately $2.6 million were recorded in interest expense, net during fiscal year 2020. Interest expense, net related to derivatives considered to be highly effective hedges for fiscal year 2020 was $7.7 million.
Changes in the cash flows of interest rate swap derivatives designated as hedges are expected to be highly effective in offsetting the changes in interest payments on a principal balance equal to the designated derivative’s notional amount, attributable to the hedged risk. Cash flows related to derivatives qualifying as hedges are included in the same section of the Consolidated Statements of Cash Flows as the underlying assets and liabilities being hedged. Cash flows during fiscal year 2020 related to derivatives not qualifying as hedges were included in the operating section of the Consolidated Statements of Cash Flows and were immaterial. As of January 2, 2021, the Company expects to reclassify approximately $2.5 million of unrealized losses on derivative instruments, net of tax, from AOCL into earnings in the next 12 months as the derivative instruments mature. See Note 18. “Accumulated Other Comprehensive Loss” for further details.
Our cash flow hedge position related to interest rate derivative contracts is as follows:

In thousands	Balance Sheet Classification	As of January 2, 2021	As of December 28, 2019
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps	Other Payables and Accrued Expenses	$1,528	$6,382
Interest rate swaps	Other Liabilities	—	1,603
Total derivative liabilities designated as hedging instruments		$1,528	$7,985

Derivatives not designated as hedging instruments under ASC 815
Interest rate swap	Other Payables and Accrued Expenses	$248	$—
Interest rate collar	Other Payables and Accrued Expenses	3,340	—
Interest rate collar	Other Liabilities	7,663	—
Total derivative liabilities not designated as hedging instruments		$11,251	$—

15. Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding for the period and includes the dilutive impact of potential new shares issuable upon vesting and exercise of stock options, vesting of restricted stock units, and assumed conversion of $402.5 million of aggregate principal amount of 2025 Notes. Potential shares of common stock are excluded from the computation of diluted EPS if their effect is anti-dilutive.
Prior to the fourth quarter of the fiscal year 2020, we intended to settle the principal amount of the outstanding 2025 Notes in cash and, therefore, used the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. Under the treasury stock method, the shares underlying the conversion option of the 2025 Notes will have an impact on our diluted EPS when net income is reported and when the average market price of our common stock for the period exceeds the conversion price of $31.17 per share. Beginning with the fourth quarter of the current fiscal year, we are no longer asserting cash settlement of the principal amount of the outstanding 2025 Notes, therefore share settlement is now presumed. Thus, on a prospective basis we will apply the if-converted method for calculating any potential dilutive effect of the conversion of the outstanding 2025 Notes on Diluted EPS, if applicable. If the if-converted method is anti-dilutive, the anti-dilutive share count for the 2025 notes will represent the maximum number of shares of common stock issuable upon conversion. See Note 4. “Long-term Debt” for more information on the 2025 Notes.
A reconciliation of the numerators and denominators of the basic and diluted EPS calculations is as follows:

In thousands, except EPS	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2018
Net income	$36,277	$32,798	$23,653
Weighted average shares outstanding for basic EPS	80,565	78,608	75,899
Effect of dilutive securities:
Stock options	1,737	3,019	3,129
Restricted Stock	183	56	13
2025 Notes	308	—	—
Weighted average shares outstanding for diluted EPS	82,793	81,683	79,041
Basic EPS	$0.45	$0.42	$0.31
Diluted EPS	$0.44	$0.40	$0.30
Anti-dilutive options, RSUs outstanding, and 2025 Notes excluded from EPS	13,325	294	—

16. Segment Reporting
The Company’s reportable segments were determined on the same basis as used by the Chief Operating Decision Maker (“CODM”) to evaluate performance internally. Our operations consist of two reportable segments:
•Owned & Host store brands - Our owned brands consist of our America’s Best and Eyeglass World operating segments. In America’s Best stores, vision care services are provided by optometrists employed either by us or by independent professional corporations. Eyeglass World locations primarily feature independent optometrists to perform eye exams and on-site laboratories. Our two host operating segments consist of Military and Fred Meyer. These brands provide eye exams principally by independent optometrists in nearly all locations. We have aggregated our America’s Best, Eyeglass World, Military and Fred Meyer operating segments into a single reportable segment due to similar economic characteristics and similarity of the nature of products and services, production processes, class of customers, regulatory environment and distribution methods of those brands.

•Legacy - The Company manages the operations of, and supplies inventory and lab processing services to, 230 Legacy retail Vision Centers. We earn management fees as a result of providing such services and therefore we record revenue related to sales of products and product protection plans to our Legacy partner’s customers on a net basis. We also sell to our Legacy partner wholesale merchandise that is stocked in retail locations, and provide central lab processing for the finished eyeglasses and frames expected to be sold to our Legacy partner’s customers. We lease space from our Legacy partner within or adjacent to each of the locations we manage and use this space for providing optometric examination services. Sales of services and plans in our Legacy segment consist of fees earned for managing the operations of our Legacy partner and revenues associated with the provision of eye exams for our managed care customers. Revenues associated with managing operations of our Legacy partner were $33.4 million, $35.5 million and $34.7 million for fiscal years ended 2020, 2019 and 2018, respectively. Our management & services agreement also allows our Legacy partner to collect penalties if the Vision Centers do not generate a requisite amount of revenues. No such penalties have been assessed under our current arrangement.
On January 22, 2020, we entered into an amendment to our management & services agreement with Walmart which provided for a six month extension of the term and added five additional Vision Centers in Walmart stores to the agreement in fiscal year 2020.
On July 17, 2020, NVI and Walmart entered into a further amendment to the management & services agreement, to extend the current term and economics of the agreement by three years, to February 23, 2024, and provide that the agreement will automatically renew for an additional three year term unless, no later than seven months prior to the end of the term, one party gives the other party written notice of non-renewal. In addition, the amendment deleted certain provisions that are no longer applicable and updated certain administrative provisions. All other terms and conditions of the agreement remain in effect.
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
Our reportable segment profit measure is earnings before interest, tax, depreciation and amortization (“EBITDA”), or net revenue, less costs applicable to revenue, less SG&A expenses. Depreciation and amortization, asset impairment, litigation settlement and other corporate costs that are not allocated to the reportable segments (including interest expense) are excluded from segment EBITDA. There are no revenue transactions between our reportable segments. There are no differences between the measurement of our reportable segments’ assets and consolidated assets. There have been no changes from prior periods in the measurement methods used to determine reportable segment profit or loss, and there have been no asymmetrical allocations to segments.
In fiscal year 2020, revenues from Walmart, recognized in our Legacy segment and Corporate/Other category, represent $268.6 million of our total net revenue, subjecting us to customer concentration risk. We incurred $8.6 million of costs during fiscal year 2020, directly related to adapting the Company’s operations to the COVID-19 pandemic such as personal protective equipment and other supplies needed to operate our stores safely and certain other costs such as compensation, a tangible appreciation bonus paid to our customer-facing doctors and associates, and other administrative expenses. These incremental expenses related to the COVID-19 pandemic are not allocated to the reportable segments, but are included in the Corporate/Other category.

The following is a summary of certain financial data for each of our segments. Reportable segment information is presented on the same basis as our consolidated financial statements, except for net revenue and associated costs applicable to revenue, which are presented on a cash basis, including point of sales for managed care payors and excluding the effects of unearned and deferred revenue, consistent with what the CODM regularly reviews. Asset information is not included in the following summary since the CODM does not regularly review such information for the reportable segments.

	Fiscal Year 2020
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$1,097,749	$90,909	$234,403	$(4,778)	$1,418,283
Segment services and plans revenues	244,650	51,108	—	(2,281)	293,477
Total net revenue	1,342,399	142,017	234,403	(7,059)	1,711,760
Cost of products	307,813	43,452	201,880	(1,362)	551,783
Cost of services and plans	210,313	23,777	751	—	234,841
Total costs applicable to revenue	518,126	67,229	202,631	(1,362)	786,624
SG&A	489,449	51,809	179,332	—	720,590
Asset impairment	—	—	22,004	—	22,004
Litigation settlement	—	—	4,395	—	4,395
Other expense (income), net	—	—	(445)	—	(445)
Debt issuance costs	—	—	156	—	156
EBITDA	$334,824	$22,979	$(173,670)	$(5,697)
Depreciation and amortization					91,585
Interest expense, net					48,171
Income before income taxes					$38,680

	Fiscal Year 2019
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$1,076,315	$105,450	$245,206	$(835)	$1,426,136
Segment services and plans revenues	248,685	54,599	12	(5,101)	298,195
Total net revenue	1,325,000	160,049	245,218	(5,936)	1,724,331
Cost of products	310,790	48,712	215,052	(203)	574,351
Cost of services and plans	206,878	25,289	1	—	232,168
Total costs applicable to revenue	517,668	74,001	215,053	(203)	806,519
SG&A	508,239	56,235	180,014	—	744,488
Asset impairment	—	—	8,894	—	8,894
Other expense (income), net	—	—	3,611	—	3,611
Loss on extinguishment of debt	—	—	9,786	—	9,786
EBITDA	$299,093	$29,813	$(172,140)	$(5,733)
Depreciation and amortization					87,244
Interest expense, net					33,300
Income before income taxes					$30,489

	Fiscal Year 2018
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Segment product revenues	$956,355	$103,890	$208,875	$492	$1,269,612
Segment services and plans revenues	217,047	50,522	3,552	(3,879)	267,242
Total net revenue	1,173,402	154,412	212,427	(3,387)	1,536,854
Cost of products	280,720	46,986	183,459	241	511,406
Cost of services and plans	178,362	20,272	3,531	—	202,165
Total costs applicable to revenue	459,082	67,258	186,990	241	713,571
SG&A	457,618	54,091	175,767	—	687,476
Asset impairment	—	—	17,630	—	17,630
Other expense (income), net	—	—	1,487	—	1,487
Debt issuance cost	—	—	200	—	200
EBITDA	$256,702	$33,063	$(169,647)	$(3,628)
Depreciation and amortization					74,339
Interest expense, net					37,283
Income before income taxes					$4,868
Consolidated Net Product Revenue Information
The following table presents our consolidated net product revenue information:

In thousands	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2018
Net Product Sales
Eyeglasses and sunglasses	$946,025	$947,729	$851,328
Contact lenses	466,262	471,042	410,839
Accessories and other	5,996	7,365	7,445
Total net product revenues	$1,418,283	$1,426,136	$1,269,612

17. Restricted Cash
The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets to the total of cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows:

In thousands	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2018
Cash and cash equivalents	$373,903	$39,342	$17,132
Restricted cash included in other assets	1,256	965	866
Total cash, cash equivalents and restricted cash	$375,159	$40,307	$17,998

18. Accumulated Other Comprehensive Loss
Changes in the fair value of the Company’s cash flow hedge derivative instruments from their inception are recorded in AOCL if the instruments are deemed to be highly effective as cash flow hedges. The following table presents the changes in AOCL, net of tax during the fiscal years 2020, 2019 and 2018, respectively:

In thousands	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2018
Cash flow hedging activity
Balance at beginning of fiscal year	$(3,814)	$(2,810)	$(9,868)
Other comprehensive income (loss) before reclassification	(11,108)	(5,814)	3,182
Tax effect of other comprehensive income (loss) before reclassification	2,830	1,489	(815)
Amount reclassified from AOCL	10,328	4,464	6,306
Tax effect of amount reclassified from AOCL	(2,636)	(1,143)	(1,615)
Net current period other comprehensive income (loss), net of tax	(586)	(1,004)	7,058
Balance at end of fiscal year	$(4,400)	$(3,814)	$(2,810)
See Note 14. “Interest Rate Derivatives” for a description of the Company’s use of cash flow hedging derivatives.

Schedule I - Condensed Financial Information of Registrant
National Vision Holdings, Inc. and Subsidiaries (Parent Company Only)
Condensed Balance Sheets
In Thousands, Except Par Value

	As of January 2, 2021	As of December 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$10	$55
Accounts Receivable, net	1,409	534
Prepaid expenses and other current assets	5	—
Total current assets	1,424	589

Deferred income taxes	—	320
Investment in subsidiary	1,268,846	804,443
Total non-current assets	1,268,846	804,763
Total assets	$1,270,270	$805,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other current liabilities	$1,341	$50

Long-term debt, less current portion and debt discount	309,377	—
Non-current liabilities:
Other non-current liabilities	36,308	28,865
Deferred income taxes	16,742	—
Total other non-current liabilities	53,050	28,865

Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 82,183 and 80,603 shares issued as of January 2, 2021 and December 28, 2019, respectively; 81,239 and 79,678 shares outstanding as of January 2, 2021 and December 28, 2019, respectively	821	805
Additional paid-in capital	795,697	700,121
Accumulated other comprehensive loss	(4,400)	(3,814)
Retained earnings	142,880	107,132
Treasury stock, at cost; 944 and 925 shares as of January 2, 2021 and December 28, 2019, respectively	(28,496)	(27,807)
Total stockholders’ equity	906,502	776,437
Total liabilities and stockholders’ equity	$1,270,270	$805,352

Note: Fiscal year 2020 includes 53 weeks. Fiscal year 2019 includes 52 weeks.
The accompanying notes are an integral part of these condensed financial statements.

Schedule I - Condensed Financial Information of Registrant
National Vision Holdings, Inc. And Subsidiaries (Parent Company Only)
Condensed Statements of Operations and Comprehensive Income
In Thousands

	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2018
Total net revenue	$—	$—	$—
Cost applicable to revenue	—	—	—
Operating expenses	264	256	265
Interest expense, net	17,296	—	—
Income (Loss) before income taxes	(17,560)	(256)	(265)
Income tax provision (benefit)	(3,959)	71	(91)
Income (Loss) before equity in net income of subsidiaries	(13,601)	(327)	(174)
Net income of subsidiaries	49,878	33,125	23,827
Net income	$36,277	$32,798	$23,653

Comprehensive income:
Net income	36,277	32,798	23,653
Unrealized gain (loss) on hedge instruments	(780)	(1,350)	9,488
Tax provision (benefit) of unrealized gain (loss) on hedge instruments	(194)	(346)	2,430
Comprehensive income	$35,691	$31,794	$30,711

Note: Fiscal year 2020 includes 53 weeks. Fiscal years 2019 and 2018 include 52 weeks.
The accompanying notes are an integral part of these condensed financial statements.

Schedule I - Condensed Financial Information of Registrant
National Vision Holdings, Inc. and Subsidiaries (Parent Company Only)
Condensed Statements of Cash Flows
In Thousands

	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2018
Operating Activities
Net cash provided by (used for) operating activities	$1,189	$25,455	$223
Investing Activities
Investment in subsidiary	(404,537)	(15,090)	(19,802)
Net cash provided by (used for) investing activities	(404,537)	(15,090)	(19,802)
Financing Activities
Proceeds from stock option exercises and associate stock purchase plan	13,105	15,090	19,802
Proceeds from issuance of convertible notes	402,500	—	—
Payments of debt issuance costs	(11,613)	—	—
Purchase of treasury stock	(689)	(25,646)	—
Net cash provided by (used for) financing activities	403,303	(10,556)	19,802
Net change in cash and cash equivalents	(45)	(191)	223
Cash and cash equivalents, beginning of year	55	246	23
Cash and cash equivalents, end of year	$10	$55	$246

Note: Fiscal year 2020 includes 53 weeks. Fiscal years 2019 and 2018 include 52 weeks.
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
In May 2020, the Company issued $402.5 million principal amount of 2.50% convertible senior notes due 2025. The 2025 Notes will pay interest semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2020, at an annual rate of 2.50% and will be convertible into cash, shares of common stock or a combination of cash and shares of common stock, at our election, based on the applicable conversion rate at such time. NVHI contributed the proceeds from of the 2025 Notes to NVI as additional investments during the fiscal year 2020. See Note 4. “Long-term Debt” to the NVHI consolidated financial statements for details of the 2025 Notes.
2. Guarantees and Restrictions
As described in the Credit Agreement section included in Note 4. “Long-term Debt” to the NVHI consolidated financial statements, NVI used proceeds from the 2025 Notes to fully repay the outstanding amount on its Revolving Credit Facility of $294.3 million and partially repaid $75 million on the Term Loan. As of January 2, 2021, NVI had $317.4 million of principal amount of long-term debt outstanding under its Term Loan and no outstanding balance under its $300.0 million Revolving Credit Facility, which includes $6.4 million in outstanding letters of credit.
Under the Credit Agreement Amendment, provided no event of default has occurred and is continuing, NVI is permitted to pay dividends to NVHI with certain restrictions as stated in the Credit Agreement Amendment.

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
In accordance with Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 2, 2021. Based on that evaluation, the CEO and the CFO have concluded that, as of January 2, 2021, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic filings with the U.S. Securities and Exchange Commission (“SEC”) is made known to them in a timely manner.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.
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
Management, with the participation of our CEO and CFO, has assessed the effectiveness of the Company’s internal control over financial reporting as of January 2, 2021 in accordance with the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of January 2, 2021. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, as auditors of our consolidated financial statements as of and for the year ended January 2, 2021, has issued their attestation report on management’s internal control over financial reporting which is set forth below.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of National Vision Holdings, Inc. and Subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of National Vision Holdings, Inc. and subsidiaries (the “Company”) as of January 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 2, 2021, of the Company and our report dated March 2, 2021, expressed an unqualified opinion on those financial statements.
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
March 2, 2021

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The following table sets forth the names, ages and positions of our executive officers as of March 3, 2021.

Name	Age	Position
L. Reade Fahs	60	Chief Executive Officer and Director
Patrick R. Moore	57	Senior Vice President, Chief Financial Officer
Ravi Acharya	46	Senior Vice President, Chief Technology Officer
Joan Blackwood	56	Senior Vice President, Chief Marketing Officer
Jared Brandman	44	Senior Vice President, General Counsel and Secretary
Bill Clark	46	Senior Vice President, Chief People Officer
Melissa Rasmussen	44	Senior Vice President, Chief Accounting Officer
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
Ravi Acharya  has served as the Senior Vice President, Chief Technology Officer of National Vision Holdings, Inc. since March 2020. Previously, from June 2015 until March 2019, Mr. Acharya served as the Divisional CIO and Vice President of eCommerce for Medtronic’s global Diabetes business unit and led direct-to-consumer and e-Commerce technology-driven solutions across multiple industries at companies including Equifax, Sears and Capgemini. Mr. Acharya earned an MBA from the Kellogg School of Management at Northwestern University and a B.S. in Electrical Engineering from the Illinois Institute of Technology.
Joan Blackwood has served as the Senior Vice President, Chief Marketing Officer of National Vision Holdings, Inc. since December 2019. Prior to joining National Vision, Ms. Blackwood served most recently as the Chief Marketing Officer of the University of Phoenix from February 2015 until December 2019 and served as the Chief Marketing Officer for Zumba Fitness from May 2013 until October 2014. Prior to Zumba Fitness, Ms. Blackwood held chief marketing officer roles at 1-800-Contacts/Glasses.com and Monster Worldwide. Ms. Blackwood holds a B.A. degree in Journalism from Indiana University.
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
Other
The additional information required by this item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as a part of this report:

(1) Consolidated financial statements

For the following consolidated financial information included herein, see Part II. Item 8.on Page 72

Page
Consolidated Balance Sheets as of January 2, 2021 and December 28, 2019	75
Consolidated Statements of Operations and Comprehensive income for the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018	76
Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018	77
Consolidated Statements of Cash Flows for the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018	78
Notes to Consolidated Financial Statements	79
Schedule I – Condensed Financial Information of Registrant	114

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
(3) Exhibits:

The exhibits listed in the accompanying Exhibit Index attached hereto are filed or incorporated by reference into this Form 10-K.

Exhibit Index

Exhibit No.	Exhibit Description
3.1	Second Amended and Restated Certificate of Incorporation of National Vision Holdings, Inc. - incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 31, 2017
3.2	Second Amended and Restated Bylaws of National Vision Holdings, Inc. - incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 31, 2017
4.1	Description of Securities of the Registrant
4.2
Indenture, dated as of May 12, 2020, between National Vision Holdings, Inc. and U.S. Bank National Association, as trustee - incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 12, 2020

4.3	Form of 2.50% Convertible Senior Note due 2025 - incorporated herein by reference to Exhibit A within Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 12, 2020
10.1	Joinder and Amendment and Restatement Agreement, including as Exhibit A thereto, the Amended and Restated Credit Agreement, dated as of July 18, 2019, by and among Nautilus Acquisition Holdings, Inc., National Vision, Inc., certain subsidiaries of National Vision, Inc., as guarantors, Goldman Sachs Bank USA, as former administrative agent and collateral agent, Bank of America, N.A., as new administrative agent and collateral agent, and the lenders from time to time party thereto - incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2019
10.2
Amendment No. 1, dated as of May 5, 2020, to the Amended and Restated Credit Agreement, dated as of July 18, 2019 by and among Nautilus Acquisition Holdings, Inc., National Vision, Inc., certain subsidiaries of National Vision, Inc., as guarantors, Bank of America, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto - incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2020

10.3	First Lien Guarantee, dated as of March 13, 2014, by the guarantors party thereto - incorporated herein by reference to Exhibit 10.6 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.4	First Lien Security Agreement, dated as of March 13, 2014, among Nautilus Acquisition Holdings, Inc., Nautilus Merger Sub, Inc., Vision Holdings Corp., National Vision, Inc., subsidiary grantors party thereto, Goldman Sachs Bank USA, as collateral agent - incorporated herein by reference to Exhibit 10.7 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.5	First Lien Pledge Agreement, dated as of March 13, 2014, among Nautilus Acquisition Holdings, Inc., Nautilus Merger Sub, Inc., Vision Holdings Corp., National Vision, Inc. subsidiary pledgors party thereto, Goldman Sachs Bank USA, as collateral agent - incorporated herein by reference to Exhibit 10.8 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.6†	National Vision Holdings, Inc. 2017 Omnibus Incentive Plan - incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 31, 2017
10.7†	Form of Restricted Stock Agreement for Non-Employee Directors under the 2017 Omnibus Incentive Plan - incorporated herein by reference to Exhibit 10.15 to the Company’s Amendment No. 2 to Form S-1 Registration Statement filed on October 16, 2017
10.8†	Form of Stock Option Agreement under the 2017 Omnibus Incentive Plan, as adopted February 2019 - incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2019
10.9†	Form of Restricted Stock Unit Agreement under the 2017 Omnibus Incentive Plan, as adopted February 2019 - incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2019
10.10†	Form of Performance Stock Unit Agreement under the 2017 Omnibus Incentive Plan, as adopted February 2019 - incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2019
10.11†
Form of Performance Stock Unit Agreement under the 2017 Omnibus Incentive Plan, as adopted February 2020 – incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2020

10.12†	Form of Restricted Stock Agreement for Non-Employee Directors under the 2017 Omnibus Incentive Plan, as adopted February 2019 - incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2019
10.13†	2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its Subsidiaries - incorporated herein by reference to Exhibit 10.16 to the Company’s Form S-1 Registration Statement filed on September 29, 2017

10.14†	Amendment No. 1 to the 2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its Subsidiaries - incorporated herein by reference to Exhibit 10.17 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.15†	Amendment No. 2 to the 2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its Subsidiaries - incorporated herein by reference to Exhibit 10.18 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.16†	Form of Stock Option Agreement under the 2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its Subsidiaries - incorporated herein by reference to Exhibit 10.19 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.17†	Form of Management Stockholder’s Agreement - incorporated herein by reference to Exhibit 10.20 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.18†	National Vision, Inc. Severance Plan, as amended and restated as of March 15, 2017 - incorporated herein by reference to Exhibit 10.24 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.19†	National Vision, Inc. Severance Plan Summary Plan Description (Executives), effective as of July 21, 2011 - incorporated herein by reference to Exhibit 10.25 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.20†	National Vision Holdings, Inc. Executive Severance Plan - incorporated by reference to Exhibit 10.1 filed to the Company’s Current Report on Form 8-K filed on December 18, 2018
10.21‡	Letter Agreement between National Vision, Inc. and Essilor of America, Inc., dated as of May 25, 2011 - incorporated herein by reference to Exhibit 10.29 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.22‡	Letter of Amendment between National Vision, Inc. and Essilor of America, Inc., dated as of December 2, 2014 - incorporated herein by reference to Exhibit 10.30 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.23‡	Letter Agreement between National Vision, Inc. and Essilor of America, Inc. dated as of March 9, 2018 - incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 15, 2018
10.24‡
Letter Agreement between National Vision, Inc. and Essilor of America, Inc., dated as of November 12, 2018 - incorporated herein by reference to Exhibit 10.36 to the Company’s Form 10-K filed on February 27, 2019

10.25	Letter Agreement by and between National Vision, Inc. and Wal-Mart Stores, Inc. re: Management & Services Agreement, dated as of January 11, 2017 - incorporated herein by reference to Exhibit 10.32 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.26‡	Management & Services Agreement by and between National Vision, Inc. and Wal-Mart Stores, Inc., dated as of May 1, 2012 - incorporated herein by reference to Exhibit 10.31 to the Company’s Form S-1 Registration Statement filed on October 16, 2017
10.27‡
Amendment 3 to the Management and Services Agreement between Walmart, Inc. and National Vision, Inc. effective as of January 23, 2020 -incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2020.

10.28‡
Amendment 4 to the Management & Services Agreement between Walmart Inc. and National Vision, Inc., effective as of July 17, 2020 - incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2020.

10.29‡	Amended and Restated Supplier Agreement between National Vision, Inc. and Walmart, dated as of January 17, 2017 - incorporated herein by reference to Exhibit 10.33 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.30†	Option Agreement for Patrick R. Moore under the 2017 Omnibus Incentive Plan - incorporated herein by reference to Exhibit 10.34 to the Company’s Amendment No. 2 to Form S-1 Registration Statement filed on October 16, 2017
10.31†	Restricted Stock Award Agreement for David M. Tehle under the 2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its Subsidiaries - incorporated herein by reference to Exhibit 10.35 to the Company’s Amendment No. 2 to Form S-1 Registration Statement filed on October 16, 2017
10.32†	Form of Director Indemnification Agreement - incorporated herein by reference to Exhibit 10.36 to the Company’s Amendment No. 2 to Form S-1 Registration Statement filed on October 16, 2017
10.33†	Form of Director Stockholder’s Agreement - incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2018

10.34†	Vision Holding Corp. Amended and Restated 2013 Equity Incentive Plan - incorporated herein by reference to Exhibit 4.4 to the Company’s Form S-8 Registration Statement filed on October 26, 2017
21.1	Subsidiaries of National Vision Holdings, Inc.
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page of the Company’s Annual Report on Form 10-K for the year ended January 2, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments)
____________
(†)Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
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

National Vision Holdings, Inc.
(Registrant)

By:	/s/ L. Reade Fahs
L. Reade Fahs
Chief Executive Officer
(Principal Executive Officer)

Date:	March 3, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ L. Reade Fahs	Chief Executive Officer and Director	March 3, 2021
L. Reade Fahs	(Principal Executive Officer)

/s/ Patrick R. Moore	Senior Vice President, Chief Financial Officer	March 3, 2021
Patrick R. Moore	(Principal Financial Officer)

/s/ Melissa Rasmussen	Senior Vice President, Chief Accounting Officer	March 3, 2021
Melissa Rasmussen	(Principal Accounting Officer)

/s/ Jose Armario	Director	March 3, 2021
Jose Armario

/s/ Heather R. Cianfrocco	Director	March 3, 2021
Heather R. Cianfrocco

/s/ Virginia A. Hepner	Director	March 3, 2021
Virginia A. Hepner

/s/ Susan S. Johnson	Director	March 3, 2021
Susan S. Johnson

/s/ Naomi Kelman	Director	March 3, 2021
Naomi Kelman

/s/ D. Randolph Peeler	Chairman and Director	March 3, 2021
D. Randolph Peeler

/s/ Thomas V. Taylor, Jr.	Director	March 3, 2021
Thomas V. Taylor, Jr.

/s/ David M. Tehle	Director	March 3, 2021
David M. Tehle