Form 10-Q
period 2021-04-03
National Vision Holdings, Inc.
filed 2021-05-13
CIK 1710155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2021
Common stock, $0.01 par value	81,423,974

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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth in Part II, Item 1A - “Risk Factors” in this Form 10-Q and Part I, Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended January 2, 2021 (the “2020 Annual Report on Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”), as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov, and also include the following:
•the COVID-19 pandemic and its resurgence, and the impact of evolving federal, state, and local governmental actions in response thereto;
•customer behavior in response to the continuing pandemic and its more recent outbreaks of variants;
•our ability to keep our reopened stores open in a safe and cost-effective manner, or at all, in light of the continuing COVID-19 pandemic and its resurgence;
•our ability to recruit and retain vision care professionals for our stores in general and in light of the pandemic;
•our ability to develop, maintain and extend relationships with managed vision care companies, vision insurance providers and other third-party payors;
•our ability to maintain the performance of our host and legacy brands and our current operating relationships with our host and legacy partners;
•our ability to adhere to extensive state, local and federal vision care and healthcare laws and regulations;
•our compliance with managed vision care laws and regulations;
•our ability to maintain sufficient levels of cash flow from our operations to execute or sustain our growth strategy or obtain additional financing at satisfactory terms or at all;
•the loss of, or disruption in the operations of, one or more of our distribution centers and/or optical laboratories, resulting in the inability to fulfill customer orders and deliver our products in a timely manner;
•risks associated with vendors from whom our products are sourced, including our dependence on a limited number of suppliers;
•our ability to compete successfully;
•our ability to effectively operate our information technology systems and prevent interruption or security breach;
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
•overall decline in the health of the economy and other factors impacting consumer spending;
•our ability to manage our inventory;
•seasonal fluctuations in our operating results and inventory levels;
•our reliance on third-party coverage and reimbursement, including government programs, for an increasing portion of our revenues;
•risks associated with our e-commerce and omni-channel business;

•product liability, product recall or personal injury issues;
•our failure to comply with, or changes in, laws, regulations, enforcement activities and other requirements;
•the impact of any adverse litigation judgments or settlements resulting from legal proceedings relating to our business operations;
•risk of losses arising from our investments in technological innovators in the optical retail industry;
•our ability to adequately protect our intellectual property;
•our significant amount of indebtedness and our ability to generate sufficient cash flow to satisfy our debt obligations;
•a change in interest rates as well as changes in benchmark rates and uncertainty related to the foregoing;
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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of April 3, 2021 and January 2, 2021
In Thousands, Except Par Value
(Unaudited)

ASSETS	As of April 3, 2021	As of January 2, 2021
Current assets:
Cash and cash equivalents	$453,792	$373,903
Accounts receivable, net	60,036	57,989
Inventories	119,525	111,274
Prepaid expenses and other current assets	23,597	23,484
Total current assets	656,950	566,650

Property and equipment, net	336,214	341,293
Other assets:
Goodwill	777,613	777,613
Trademarks and trade names	240,547	240,547
Other intangible assets, net	47,638	49,511
Right of use assets	343,580	340,141
Other assets	17,303	17,743
Total non-current assets	1,762,895	1,766,848
Total assets	$2,419,845	$2,333,498
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,807	$64,861
Other payables and accrued expenses	98,796	110,309
Unearned revenue	47,498	32,657
Deferred revenue	65,617	58,899
Current maturities of long-term debt and finance lease obligations	4,165	3,598
Current operating lease obligations	63,945	58,356
Total current liabilities	359,828	328,680

Long-term debt and finance lease obligations, less current portion and debt discount	733,731	651,763
Non-current operating lease obligations	325,618	327,371
Other non-current liabilities:
Deferred revenue	22,242	20,828
Other liabilities	14,542	17,415
Deferred income taxes, net	76,352	80,939
Total other non-current liabilities	113,136	119,182
Commitments and contingencies (See Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 82,357 and 82,183 shares issued as of April 3, 2021 and January 2, 2021, respectively; 81,385 and 81,239 shares outstanding as of April 3, 2021 and January 2, 2021, respectively	823	821
Additional paid-in capital	728,339	795,697
Accumulated other comprehensive loss	(5,296)	(4,400)
Retained earnings	193,583	142,880
Treasury stock, at cost; 972 and 944 shares as of April 3, 2021 and January 2, 2021, respectively	(29,917)	(28,496)
Total stockholders’ equity	887,532	906,502
Total liabilities and stockholders’ equity	$2,419,845	$2,333,498
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended April 3, 2021 and March 28, 2020
In Thousands, Except Earnings Per Share
(Unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
Revenue:
Net product sales	$443,067	$392,841
Net sales of services and plans	91,113	76,863
Total net revenue	534,180	469,704
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	159,691	156,370
Services and plans	64,999	62,184
Total costs applicable to revenue	224,690	218,554
Operating expenses:
Selling, general and administrative expenses	223,593	193,741
Depreciation and amortization	23,555	24,810
Asset impairment	959	11,355
Litigation settlement	—	4,395
Other expense (income), net	(65)	(66)
Total operating expenses	248,042	234,235
Income from operations	61,448	16,915
Interest expense, net	6,330	7,455
Earnings before income taxes	55,118	9,460
Income tax provision (benefit)	11,686	(282)
Net income	$43,432	$9,742

Earnings per share:
Basic	$0.53	$0.12
Diluted	$0.48	$0.12
Weighted average shares outstanding:
Basic	81,333	80,129
Diluted	96,025	82,242

Comprehensive income:
Net income	$43,432	$9,742
Unrealized gain (loss) on hedge instruments	1,650	(8,858)
Tax provision (benefit) of unrealized gain (loss) on hedge instruments	2,546	(2,256)
Comprehensive income (loss)	$42,536	$3,140
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months Ended April 3, 2021 and March 28, 2020
In Thousands
(Unaudited)

	Three Months Ended April 3, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balances at January 2, 2021	81,239	$821	$795,697	$(4,400)	$142,880	$(28,496)	$906,502
Cumulative effect of change in accounting principle	—	—	(71,385)	—	7,271	—	(64,114)
Balances at January 3, 2021 - as adjusted	81,239	821	724,312	(4,400)	150,151	(28,496)	842,388
Issuance of common stock	174	2	1,056	—	—	—	1,058
Stock based compensation	—	—	2,971	—	—	—	2,971
Purchase of treasury stock	(28)	—	—	—	—	(1,421)	(1,421)
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	(896)	—	—	(896)
Net income	—	—	—	—	43,432	—	43,432
Balances at April 3, 2021	81,385	$823	$728,339	$(5,296)	$193,583	$(29,917)	$887,532

	Three Months Ended March 28, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balances at December 28, 2019	79,678	$805	$700,121	$(3,814)	$107,132	$(27,807)	$776,437
Cumulative effect of change in accounting principle	—	—	—	—	(529)	—	(529)
Balances at December 29, 2019 - as adjusted	79,678	805	700,121	(3,814)	106,603	(27,807)	775,908
Issuance of common stock	602	6	5,114	—	—	—	5,120
Stock based compensation	—	—	2,066	—	—	—	2,066
Purchase of treasury stock	(2)	—	—	—	—	(74)	(74)
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	(6,602)	—	—	(6,602)
Net income	—	—	—	—	9,742	—	9,742
Balances at March 28, 2020	80,278	$811	$707,301	$(10,416)	$116,345	$(27,881)	$786,160
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended April 3, 2021 and March 28, 2020
In Thousands
(Unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
Cash flows from operating activities:
Net income	$43,432	$9,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,555	24,810
Amortization of debt discount and deferred financing costs	762	217
Asset impairment	959	11,355
Deferred income tax expense (benefit)	11,686	(282)
Stock based compensation expense	2,988	2,093
Losses (gains) on change in fair value of derivatives	(2,252)	—
Inventory adjustments	177	1,695
Other	594	2,099
Changes in operating assets and liabilities:
Accounts receivable	(2,698)	16,431
Inventories	(8,428)	(4,511)
Operating lease right of use assets and lease liabilities	(484)	7,525
Other assets	(235)	3,524
Accounts payable	14,946	19,171
Deferred and unearned revenue	22,973	(19,006)
Other liabilities	(10,323)	11,197
Net cash provided by operating activities	97,652	86,060
Cash flows from investing activities:
Purchase of property and equipment	(16,382)	(13,053)
Other	8	199
Net cash used for investing activities	(16,374)	(12,854)
Cash flows from financing activities:
Borrowings on long-term debt, net of discounts	—	146,269
Repayments on long-term debt	—	—
Proceeds from exercise of stock options	1,868	5,120
Purchase of treasury stock	(1,421)	(74)
Payments of debt issuance costs	—	—
Payments on finance lease obligations	(1,536)	(714)
Net cash provided by (used for) financing activities	(1,089)	150,601
Net change in cash, cash equivalents and restricted cash	80,189	223,807
Cash, cash equivalents and restricted cash, beginning of year	375,159	40,307
Cash, cash equivalents and restricted cash, end of period	$455,348	$264,114

Supplemental cash flow disclosure information:
Cash paid for interest	$5,706	$7,065
Capital expenditures accrued at the end of the period	$9,247	$12,176
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Basis of Presentation
Nature of Operations
National Vision Holdings, Inc. (“NVHI,” the “Company,” “we,” “our,” or “us”) is a holding company whose operating subsidiaries include its indirect wholly owned subsidiary, National Vision, Inc. (“NVI”) and NVI’s wholly owned subsidiaries. We are a leading value retailer of eyeglasses and contact lenses in the United States. We operated 1,230 and 1,205 retail optical locations in the United States and its territories as of April 3, 2021 and January 2, 2021, respectively, through our five store brands, including America’s Best Contacts and Eyeglasses (“America’s Best”), Eyeglass World, Vista Optical locations on select U.S. Army/Air Force military bases (“Military”) and within select Fred Meyer stores, and our management & services arrangement with Walmart (“Legacy”).
Basis of Presentation
We prepare our unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and, therefore, do not include all information and disclosures required by U.S. GAAP for complete consolidated financial statements. The condensed consolidated balance sheet as of January 2, 2021 has been derived from the audited consolidated balance sheet for the fiscal year then ended. These condensed consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated results of the interim period. Certain prior year amounts in the Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current presentation.
Certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted; however, we believe that the disclosures included herein are sufficient for a fair presentation of the information presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the fiscal year ended January 2, 2021 included in the 2020 Annual Report on Form 10-K. The Company’s significant accounting policies are set forth in Note 1 within those consolidated financial statements. We use the same accounting policies in preparing interim condensed consolidated financial information and annual consolidated financial statements. There were no changes to our significant accounting policies during the three months ended April 3, 2021, except for the adoption of Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). See “Adoption of New Accounting Pronouncements” below for further discussion.
The condensed consolidated financial statements include our accounts and those of our subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31. Fiscal year 2021 contains 52 weeks and will end on January 1, 2022. All three month periods presented herein contain 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.

Seasonality
The consolidated results of operations for the three months ended April 3, 2021 and March 28, 2020, are not necessarily indicative of the results to be expected for the full fiscal year due to seasonality and uncertainty of general economic conditions that may impact our key end markets. Historically, our business has realized a higher portion of net revenue, income from operations, and cash flows from operations in the first half of the year, and a lower portion of net revenue, income from operations, and cash flows from operations in the fourth fiscal quarter. The first half seasonality is attributable primarily to the timing of our customers’ personal income tax refunds and annual health insurance program start/reset periods. Seasonality related to fourth quarter holiday spending by retail customers generally does not impact our business. Our quarterly consolidated results generally may also be affected by the timing of new store openings, store closings, and certain holidays.
The COVID-19 pandemic resulted in the temporary closure of our stores for a portion of the first half of fiscal year 2020 and caused changes in fiscal year 2020 seasonality. COVID-19 may continue to cause changes to the seasonality we have historically experienced in fiscal year 2021 and beyond.
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
Income Taxes
Our income tax provision for the three months ended April 3, 2021 reflected our statutory federal and state rate of 25.5%, combined with a benefit of $2.1 million for the stranded tax effect associated with our interest rate swaps that matured in the first quarter of 2021. In comparison, the income tax benefit for the three months ended March 28, 2020 reflected our statutory federal and state rate of 25.5% combined with a benefit of $2.7 million resulting from stock option exercises.
Adoption of New Accounting Pronouncements
Convertible Instruments and Contracts in an Entity’s Own Equity. In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06. This new guidance simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity’s own equity. The guidance also requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. ASU 2020-06 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021. The company early adopted the guidance in the first quarter of 2021 using the modified retrospective approach and recognized a cumulative effect of the change of $7.3 million as an adjustment to the opening balance of retained earnings. Upon adoption of ASU 2020-06 the Company eliminated the equity components related to its convertible debt and increased the related liability components by $82.9 million. In addition, as a result of the adoption, our deferred tax liabilities decreased by $18.8 million and additional paid-in capital decreased by $71.4 million. The adoption did not have an impact on the calculated weighted average shares outstanding used in the calculation of diluted EPS since the Company was using the if-converted method prior to the adoption of ASU 2020-06. Refer to Note 11. “Earnings per Share” for more information.
The following table summarizes the impact of adoption on the Company’s condensed consolidated statement of operations for the three months ended April 3, 2021:

In thousands (except earnings per share)	With ASU 2020-06 Adoption	Without ASU 2020-06 Adoption	Impact of Adoption

Income from operations	$61,448	$61,448	$—
Interest expense, net	6,330	10,136	(3,806)
Earnings before income taxes	55,118	51,312	3,806
Income tax provision	11,686	10,866	820
Net income	$43,432	$40,446	$2,986
Earnings per share:
Basic	$0.53	$0.50	$0.04
Diluted	$0.48	$0.48	$—
Impact of adoption on basic earnings per share is calculated using impact on net income divided by basic weighted average shares outstanding during the period.
Future Adoption of Accounting Pronouncements
Reference Rate Reform. In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that may be affected by the cessation of the London Inter-bank Offered Rate (“LIBOR.”) An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 through December 31, 2022. A substantial portion of our debt is subject to interest payments that are indexed to LIBOR; additionally, we are party to an interest rate derivative based on LIBOR. We are currently evaluating the effect of this guidance and have not applied the provisions of this guidance during the current fiscal year.
The FASB issued other accounting guidance during the period that is not currently applicable or expected to have a material impact on the Company’s condensed consolidated financial statements, and therefore, is not described above.

2. Details of Certain Balance Sheet Accounts

In thousands	As of April 3, 2021	As of January 2, 2021
Accounts receivable, net:
Trade receivables	$30,885	$28,405
Credit card receivables	22,968	21,557
Other receivables	6,569	8,460
Allowance for credit losses	(386)	(433)
	$60,036	$57,989

In thousands	As of April 3, 2021	As of January 2, 2021
Inventories:
Raw materials and work in process (1)	$56,081	$55,473
Finished goods	63,444	55,801
	$119,525	$111,274
(1)Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not separately present raw materials and work in process.

In thousands	As of April 3, 2021	As of January 2, 2021
Other payables and accrued expenses:
Associate compensation and benefits (1)	$38,125	$51,081
Advertising	1,966	2,173
Self-insurance liabilities	8,979	8,650
Reserves for customer returns and remakes	9,786	8,084
Capital expenditures	9,247	8,455
Legacy management & services agreement	6,109	5,386
Fair value of derivative liabilities	4,086	5,116
Supplies and other store support expenses	2,170	3,461
Litigation settlements	1,114	1,107
Lease concessions	1,251	3,142
Other	15,963	13,654
	$98,796	$110,309
 (1) Includes the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act deferred employer payroll taxes in the amount of $0.0 million and $12.8 million as of April 3, 2021 and January 2, 2021, respectively.

In thousands	As of April 3, 2021	As of January 2, 2021
Other non-current liabilities:
Fair value of derivative liabilities	$4,790	$7,663
Self-insurance liabilities	7,279	7,046
Other	2,473	2,706
	$14,542	$17,415

3. Fair Value Measurement

Recurring fair value measurements
Interest Rate Derivatives
We recognize as assets or liabilities at fair value the estimated amounts we would receive or pay upon a termination of interest rate derivatives prior to their scheduled expiration dates. The fair value is based on information that is model-driven and whose inputs were observable (Level 2 inputs). See Note 5. “Interest Rate Derivatives” for further details.
Nonrecurring fair value measurements
Tangible Long-lived and Right of Use (“ROU”) Store Assets
We recognized impairments of $1.0 million during the three months ended April 3, 2021 related to our long-lived tangible store assets and ROU assets. The impairments were primarily driven by lower than projected customer sales volume in certain stores. The cash flows used in estimating fair value were discounted using a market rate of 7.5%. We consider market-based indications of prevailing rental rates for retail space, market participant discount rates, and lease incentives when estimating the fair values of ROU assets. A decrease in the estimated cash flows would lead to a lower fair value measurement, as would an increase in the discount rate. These non-recurring fair value measurements are classified as Level 3 measurements in the fair value hierarchy. The estimated remaining fair value of the assets impaired during the three months ended April 3, 2021 was $2.0 million. Substantially all of the remaining fair value of the impaired store assets in fiscal year 2021 represents the fair value of ROU assets.
Additional fair value information

Long-term Debt - 2025 Notes
The Company has $402.5 million in aggregate principal amount of 2.50% convertible senior notes due on May 15, 2025 (the “2025 Notes”) issued and outstanding as of April 3, 2021. Refer to Note 4. “Long-term Debt” for more information on the 2025 Notes. The estimated fair value of the 2025 Notes was approximately $644.3 million and $655.3 million as of April 3, 2021 and January 2, 2021, respectively. The estimated fair value of the 2025 Notes is based on the prices the 2025 Notes have traded in the market as of April 3, 2021, as well as overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity date, and represents a Level 2 measurement in the fair value hierarchy.

4. Long-term Debt

Long-term debt consists of the following:

In thousands	As of April 3, 2021	As of January 2, 2021
2025 Notes, due May 15, 2025	$402,500	$402,500
Term loan, due July 18, 2024	317,375	317,375
Long-term debt before debt discount	719,875	719,875
Unamortized discount and issuance costs - 2025 Notes	(9,688)	(93,123)
Unamortized discount and issuance costs - term loan	(1,991)	(2,141)
Long-term debt less debt discount	708,196	624,611
Less current maturities	—	—
Long-term debt - non-current portion	708,196	624,611
Finance lease obligations	29,700	30,750
Less current maturities	(4,165)	(3,598)
Long-term debt and finance lease obligations, less current portion and debt discount	$733,731	$651,763
We were in compliance with all covenants related to our long-term debt as of April 3, 2021.
2025 Notes
The Company adopted ASU 2020-06 as of January 3, 2021. ASU 2020-06 eliminates the cash conversion and the beneficial conversion feature models. Under the new convertible debt framework, the Company eliminated the equity components and increased the debt balance. Refer to Note 1. “Description of Business and Basis of Presentation” for further discussion of the adoption of ASU 2020-06. As a result of adopting ASU 2020-06, our effective interest rate decreased from 9.1% as of January 2, 2021 to 3.2% starting in the first quarter of 2021. We recognized $2.5 million and $0.5 million in interest expense for the interest coupon and amortization of issuance costs, respectively, during the three months ended April 3, 2021. As of April 3, 2021, the remaining period for the unamortized debt issuance costs balance was approximately four years.
As of April 3, 2021, the 2025 Notes can be converted by holders. The conversion rate will be subject to adjustment upon the occurrence of certain specified events including, but not limited to: issuance of stock dividends, splits and combinations; distribution of rights, options and warrants; spin-offs and other distributed property; cash dividends or distributions; tender offers or exchange offers; and certain other corporate transactions.

5. Interest Rate Derivatives
We are party to an interest rate collar to offset the variability of cash flows in LIBOR-indexed debt interest payments. The aggregate notional amount of the interest rate collar was $375.0 million as of April 3, 2021. The fair value of our interest rate collar instrument was $8.9 million as of April 3, 2021 and is not designated as a cash flow hedge. The interest rate swaps we held at the end of fiscal year 2020 matured in the first quarter of 2021. The fair value of our interest rate derivative instruments was $12.8 million as of January 2, 2021, $1.5 million of which was designated as a cash flow hedge. See Note 3. “Fair Value Measurement” for further details.

Gains on the change in fair value of the interest rate collar of approximately $2.0 million were recorded in interest expense, net during the three months ended April 3, 2021. Interest expense, net related to our interest rate derivatives considered to be highly effective hedges for the three months ended April 3, 2021 was $1.5 million.
Cash flows related to derivatives qualifying as hedges are included in the same section of the Condensed Consolidated Statements of Cash Flows as the underlying assets and liabilities being hedged. Cash flows during the three months ended April 3, 2021 related to derivatives not qualifying as hedges were included in the operating section of the Condensed Consolidated Statements of Cash Flows and were immaterial. As of April 3, 2021, the Company expects to reclassify approximately $1.7 million of unrealized losses on derivative instruments, net of tax, from Accumulated other comprehensive loss (“AOCL”) into earnings in the next 12 months as the derivative instruments mature. See Note 13. “Accumulated Other Comprehensive Loss” for further details.

6. Stock Incentive Plans
During the three months ended April 3, 2021, the Company granted 100,634 stock options, 102,100 performance-based restricted stock units (“PSUs”) and 122,802 time-based restricted stock units (“RSUs”) to eligible employees under the National Vision Holdings, Inc. 2017 Omnibus Incentive Plan (the “2017 Omnibus Incentive Plan”). The time-based options granted in fiscal 2021 vest in three equal annual installments, with one-third of the total options vesting on each of the first, second, and third anniversaries of the grant date, subject to continued employment through the applicable vesting date. The PSUs granted in fiscal 2021 are settled after the end of the performance period (i.e., cliff vesting), which begins on the first day of our 2021 fiscal year and ends on the last day of our 2023 fiscal year, and are based on the Company’s achievement of certain performance targets. The RSUs granted in fiscal 2021 vest primarily in three equal installments.
During the three months ended April 3, 2021, the Company granted 2,112 restricted stock awards (“RSAs”) to eligible members of the Company’s Board of Directors under the 2017 Omnibus Incentive Plan. The awards vest one year from the grant date.

7. Revenue From Contracts With Customers
The majority of our revenues are recognized either at the point of sale or upon delivery and customer acceptance, paid for at the time of sale in cash, credit card, or on account with managed care payors having terms generally between 14 and 120 days, with most paying within 90 days. For sales of in-store non-prescription eyewear and related accessories, and paid eye exams, we recognize revenue at the point of sale. Our point in time revenues include 1) retail sales of prescription and non-prescription eyewear, contact lenses and related accessories to retail customers (including those covered by managed care), 2) eye exams and 3) wholesale sales of inventory in which our customer is another retail entity. Revenues recognized over time primarily include product protection plans, eye care club memberships and management fees earned from our legacy partner.
The following disaggregation of revenues depicts our revenue based on the timing of revenue recognition:

	Three Months Ended
In thousands	April 3, 2021	March 28, 2020
Revenues recognized at a point in time	$493,438	$434,179
Revenues recognized over time	40,742	35,525
Total net revenue	$534,180	$469,704
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

Accounts Receivable
Credit loss expense recognized on our receivables, which is presented in SG&A expenses in the Company’s condensed consolidated statements of operations, were $0.1 million for the three months ended April 3, 2021 as compared to $0.4 million for the three months ended March 28, 2020.
Unsatisfied Performance Obligations (Contract Liabilities)
Our deferred revenue balance as of April 3, 2021 was $87.9 million. We expect future revenue recognition of this balance of $56.4 million, $22.5 million, $8.3 million, $0.6 million, and $0.1 million in fiscal years 2021, 2022, 2023, 2024, and 2025, respectively. We recognized $20.2 million of previously deferred revenues during the three months ended April 3, 2021 and $28.0 million during the three months ended March 28, 2020.

8. Leases

Our lease costs for the three months ended April 3, 2021 and March 28, 2020 were as follows:

	Three Months Ended
In thousands	April 3, 2021	March 28, 2020
Operating lease cost
Fixed lease cost (a)	$20,651	$19,312
Variable lease cost (b)	7,403	6,810
Sublease income(c)	(910)	(591)

Finance lease cost
Amortization of finance lease assets	1,123	1,156

Interest expense, net:
Interest on finance lease liabilities	780	872

Net lease cost	$29,047	$27,559

(a) Includes short-term leases, which are immaterial.
(b) Includes costs for insurance, real estate taxes and common area maintenance expenses, which are variable, as are lease costs above minimum thresholds for Fred Meyer stores and lease costs for Military stores.

(c) Income from sub-leasing of stores includes rental income from leasing space to ophthalmologists and optometrists who are independent contractors.

Lease Term and Discount Rate	As of April 3, 2021	As of January 2, 2021
Weighted average remaining lease term (months)
Operating leases	78	77
Finance leases	78	79
Weighted average discount rate (a)
Operating leases	4.8%	4.7%
Finance leases (b)	12.2%	12.3%

(a) The discount rate used to determine the lease assets and lease liabilities was derived upon considering (i) incremental borrowing rates on our term loan and revolving credit facility; (ii) fixed rates on interest rate swaps; (iii) LIBOR margins for issuers of similar credit rating; and (iv) effect of collateralization. As a majority of our leases are five-year and 10-year leases, we determined a lease discount rate for such tenors and determined this discount rate is reasonable for leases that were entered into during the period.

(b) The discount rate on finance leases is higher than operating leases because the present value of minimum lease payments was higher than the fair value of leased properties for certain leases entered into prior to adoption of ASC 842. The discount rate differential for those leases is not material to our results of operations.

In thousands	Three Months Ended April 3, 2021	Three Months Ended March 28, 2020
Other Information
Operating cash outflows - operating leases	$21,914	$15,269
Right of use assets acquired under finance leases	$—	$1,244
Right of use assets acquired under operating leases	$23,726	$17,658
The following table summarizes the maturity of our lease liabilities as of April 3, 2021:

In thousands	Operating Leases (a)	Finance Leases (b)
Fiscal Year
2021	$59,803	$5,447
2022	74,503	6,635
2023	73,434	6,252
2024	63,682	4,753
2025	58,538	4,913
Thereafter	124,480	11,420
Total lease liabilities	454,440	39,420
Less: Interest	64,877	9,720
Present value of lease liabilities(c)	$389,563	$29,700

(a) Operating lease payments include $56.6 million related to options to extend lease terms that are reasonably certain of being exercised.
(b) Finance lease payments include $1.7 million related to options to extend lease terms that are reasonably certain of being exercised.
(c) The present value of lease liabilities excludes $24.3 million of legally binding minimum lease payments for leases signed but not yet commenced.

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
In November 2019, the Company agreed to enter into a pre-litigation settlement with six former associates who asserted, on behalf of themselves and a proposed class, violations of the Fair Labor Standards Act and of California wage and hour laws. In order to avoid the burden, expense and uncertainty of litigation, and without admitting liability, the Company agreed to a settlement with the named claimants and all participating class members for a maximum settlement amount of $895,000. This settlement was submitted by the parties for approval through arbitration and an order granting preliminary approval of the settlement was issued by the arbitrator on February 27, 2021.

10. Segment Reporting

The Company provides its principal products and services through two reportable segments: Owned & Host and Legacy. The “Corporate/Other” category includes the results of operations of our other operating segments, AC Lens and FirstSight, as well as corporate overhead support. The “Reconciliations” category represents other adjustments to reportable segment results necessary for the presentation of consolidated financial results in accordance with U.S. GAAP for the two reportable segments. Beginning in the first quarter of 2021, incremental expenses related to the COVID-19 pandemic were allocated to the reportable segments but were included in the Corporate/Other category in 2020. The change in unearned revenue recognized in net product sales in the Reconciliations category during the three months ended April 3, 2021 compared to the three months ended March 28, 2020 is due to stronger sales at the end of the first quarter of 2021 and lower sales in the first quarter of 2020 due to the impact of store closures.
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
Asset information is not included in the following summary since the CODM does not regularly review such information for the reportable segments.

	Three Months Ended April 3, 2021
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Net product sales	$369,370	$27,420	$61,218	$(14,941)	$443,067
Net sales of services and plans	83,077	16,162	—	(8,126)	91,113
Total net revenue	452,447	43,582	61,218	(23,067)	534,180
Costs of products	97,104	12,859	53,026	(3,298)	159,691
Costs of services and plans	58,804	6,195	—	—	64,999
Total costs applicable to revenue	155,908	19,054	53,026	(3,298)	224,690
SG&A	149,963	14,293	59,337	—	223,593
Asset impairment	—	—	959	—	959
Other expense (income), net	—	—	(65)	—	(65)
EBITDA	$146,576	$10,235	$(52,039)	$(19,769)
Depreciation and amortization					23,555
Interest expense, net					6,330
Earnings before income taxes					$55,118

	Three Months Ended March 28, 2020
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Net product sales	$281,914	$24,418	$66,571	$19,938	$392,841
Net sales of services and plans	65,313	12,039	—	(489)	76,863
Total net revenue	347,227	36,457	66,571	19,449	469,704
Costs of products	81,917	11,404	57,907	5,142	156,370
Costs of services and plans	55,594	6,590	—	—	62,184
Total costs applicable to revenue	137,511	17,994	57,907	5,142	218,554
SG&A	134,714	13,631	45,396	—	193,741
Asset impairment	—	—	11,355	—	11,355
Litigation settlement	—	—	4,395	—	4,395
Other expense (income), net	—	—	(66)	—	(66)
EBITDA	$75,002	$4,832	$(52,416)	$14,307
Depreciation and amortization					24,810
Interest expense, net					7,455
Earnings before income taxes					$9,460

11. Earnings Per Share

Diluted EPS related to the 2025 Notes is calculated using the if-converted method; the number of dilutive shares is based on the initial conversion rate associated with the 2025 Notes. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations is as follows:

	Three Months Ended
In thousands, except EPS	April 3, 2021	March 28, 2020
Net income	$43,432	$9,742
After-tax interest expense for 2025 Notes	2,332	—
Numerator for diluted EPS	$45,764	$9,742
Weighted average shares outstanding for basic EPS	81,333	80,129
Effect of dilutive securities:
Stock options	1,397	2,020
Restricted stock	383	93
2025 Notes	12,912	—
Weighted average shares outstanding for diluted EPS	96,025	82,242
Basic EPS	$0.53	$0.12
Diluted EPS	$0.48	$0.12
Anti-dilutive options and RSUs outstanding excluded from EPS	38	394

12. Restricted Cash

The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated balance sheets to the total of cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows:

	Three Months Ended
In thousands	April 3, 2021	March 28, 2020
Cash and cash equivalents	$453,792	$263,154
Restricted cash included in other assets	1,556	960
Total cash, cash equivalents and restricted cash	$455,348	$264,114

13. Accumulated Other Comprehensive Loss

Changes in the fair value of the Company’s cash flow hedge derivative instruments from their inception are recorded in AOCL if the instruments are deemed to be highly effective as cash flow hedges. The following table presents the changes in AOCL, net of tax during the three months ended April 3, 2021 and March 28, 2020, respectively:

	Three Months Ended
In thousands	April 3, 2021	March 28, 2020
Cash flow hedging activity:
Balance at beginning of period	$(4,400)	$(3,814)
Other comprehensive income (loss) before reclassification	(10)	(10,681)
Tax effect of other comprehensive income (loss) before reclassification	3	2,721
Amount reclassified from AOCL into interest expense	1,660	1,823
Tax effect of amount reclassified from AOCL into interest expense	(424)	(465)
Stranded tax effect of matured interest rate swaps	(2,125)	—
Net current period other comprehensive income (loss), net of tax	(896)	(6,602)
Balance at end of period	$(5,296)	$(10,416)
See Note 5. “Interest Rate Derivatives” for a description of the Company’s use of cash flow hedging derivatives.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q (this “Form 10-Q”) and the audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on January 2, 2021 (the “2020 Annual Report on Form 10-K”). This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of the 2020 Annual Report on Form 10-K and in the “Risk Factors” section of this Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Form 10-Q.
Overview
We are one of the largest and fastest growing optical retailers in the United States and a leader in the attractive value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best, regardless of their budget. Our mission is to make quality eye care and eyewear affordable and accessible to all Americans. We achieve this by providing eye exams, eyeglasses and contact lenses to value seeking and lower income consumers. We deliver exceptional value and convenience to our customers, with an opening price point that strives to be among the lowest in the industry, enabled by our low-cost operating platform. We reach our customers through a diverse portfolio of 1,230 retail stores across five brands and 19 consumer websites as of April 3, 2021.
COVID-19
We remain focused on our strategy to provide our customers and patients reliable and quality low cost eye care and eyewear by prioritizing the health and safety of our associates, customers and patients. We have taken a variety of measures, as described in Part I. Item 1A. “Risk Factors” and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2020 Annual Report on Form 10-K, which had a significant impact on our operations and performance of fiscal year 2020 and continue to have a significant impact on our operations and performance of fiscal year 2021. Please also refer to those Items for further discussion regarding the potential future impacts of COVID-19 and related economic conditions on us. We continue to monitor the evolving situation as there remain many uncertainties regarding the pandemic and more recent outbreaks of variants, including its anticipated duration, and, related healthcare authority guidelines. We will continue to evaluate additional measures that we may elect to take as a response to the pandemic, including, where appropriate, future action to reduce store hours and patient appointments or temporarily close stores. There can be no assurance whether or when any such measures will be adopted. Our net revenue in the current fiscal period increased compared to prior fiscal period due in part to strong customer pent-up demand, including the likely effects of our stores being temporarily closed to the public in fiscal year 2020 and government stimulus as a result of COVID-19.
The disclosures contained in this Form 10-Q are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law. For further information, please see “Forward-Looking Statements.”

Brand and Segment Information
Our operations consist of two reportable segments:
•Owned & Host - As of April 3, 2021, our owned brands consisted of 796 America’s Best Contacts and Eyeglasses retail stores and 121 Eyeglass World retail stores. In America’s Best stores, vision care services are provided by optometrists employed by us or by independent professional corporations or similar entities. America’s Best stores are primarily located in high-traffic strip centers next to value-focused retailers. Eyeglass World locations primarily feature eye care services provided by independent optometrists and optometrists employed by independent professional corporations or similar entities and on-site optical laboratories that enable stores to quickly fulfill many customer orders and make repairs on site. Eyeglass World stores are primarily located in freestanding or in-line locations near high-foot-traffic shopping centers. Our host brands consisted of 54 Vista Optical locations on select military bases and 29 Vista Optical locations within select Fred Meyer stores as of April 3, 2021. We have strong, long-standing relationships with our host partners and have maintained each partnership for over 21 years. These brands provide eye exams primarily by independent optometrists. All brands utilize our centralized laboratories. This segment also includes sales from our America’s Best, Eyeglass World, and Military omni-channel websites.
•Legacy - We manage the operations of, and supply inventory and laboratory processing services to, 230 Vision Centers in Walmart retail locations as of April 3, 2021. This strategic relationship with Walmart is in its 31st year. Pursuant to a January 2020 amendment to our management & services agreement with Walmart, we added five additional Vision Centers in Walmart stores in fiscal year 2020. On July 17, 2020, NVI and Walmart extended the current term and economics of the management & services agreement by three years to February 23, 2024. Under the management & services agreement, our responsibilities include ordering and maintaining merchandise inventory; arranging the provision of optometry services; providing managers and staff at each location; training personnel; providing sales receipts to customers; maintaining necessary insurance; obtaining and holding required licenses, permits and accreditations; owning and maintaining store furniture, fixtures and equipment; and developing annual operating budgets and reporting. We earn management fees as a result of providing such services and therefore we record revenue related to sales of products and product protection plans to our legacy partner’s customers on a net basis. Our management & services agreement also allows our legacy partner to collect penalties if the Vision Centers do not generate a requisite amount of revenues. No such penalties have been assessed under our current arrangement, which began in 2012. We also sell to our legacy partner merchandise that is stocked in retail locations we manage pursuant to a separate supplier agreement, and provide centralized laboratory services for the finished eyeglasses for our legacy partner’s customers in stores that we manage. We lease space from Walmart within or adjacent to each of the locations we manage and use this space for vision care services provided by independent optometrists or optometrists employed by us or by independent professional corporations or similar entities. During the three months ended April 3, 2021, sales associated with this arrangement represented 8.2% of consolidated net revenue. This exposes us to concentration of customer risk.

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
•AC Lens also distributes contact lenses wholesale to Walmart and Sam’s Club. We incur costs at a higher percentage of sales than other product categories. AC Lens sales associated with Walmart and Sam’s Club contact lenses distribution arrangements represented 6.5% of consolidated net revenue.
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
Reportable segment information is presented on the same basis as our condensed consolidated financial statements, except reportable segment sales which are presented on a cash basis including point of sales for managed care payors and excluding the effects of unearned and deferred revenue, consistent with what our CODM regularly reviews. Reconciliations of segment results to consolidated results include financial information necessary to adjust reportable segment revenues to a consolidated basis in accordance with U.S. GAAP, specifically the change in unearned and deferred revenues during the period. There are no revenue transactions between reportable segments, and there are no other items in the reconciliations other than the effects of unearned and deferred revenue. See Note 10. “Segment Reporting” in our condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q.
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
Trends and Other Factors Affecting Our Business
Various trends and other factors will affect or have affected our operating results, including:
Impact of COVID-19
The COVID-19 pandemic has had far-reaching impacts, directly and indirectly, on our operations. We continue to monitor the evolving situation as there remain many uncertainties regarding the pandemic and more recent outbreaks of variants, including anticipated duration, related healthcare authority guidelines and efficacy of vaccination initiatives, potential impacts on our lab network and potential disruptions of product deliveries. To date, we have been able to meet customer demand with operations at our laboratories. We could experience further material impacts as a result of COVID-19, including, but not limited to, charges from additional asset impairments, deferred tax valuation allowances and further changes in the effectiveness of our hedging instrument. We will continue to evaluate additional measures that we may elect to take as a response to the pandemic, including, where appropriate, future action to reduce store hours and patient appointments or temporarily close stores. There can be no assurance whether or when any such measures will be adopted. For a discussion of significant risks that have the potential to cause our actual results to differ materially from our expectations, refer to Part I. Item 1A. “Risk Factors,” included in our 2020 Annual Report on Form 10-K.
Comparable store sales growth
Comparable store sales growth is a key driver of our business. The comparable store sales growth and Adjusted Comparable Store Sales Growth benefited in the current period from the effect of our stores being temporarily closed to the public in the prior year due to the COVID-19 pandemic. The impact of the COVID-19 pandemic on our comparable store sales growth remains uncertain and affects and relevant risk exposures may be exacerbated by the immediate and ongoing threat of the COVID-19 pandemic.

Interim results and seasonality

Historically, our business has realized a higher portion of net revenue, operating income, and cash flows from operations in the first half of the fiscal year, and a lower portion of net revenue, operating income, and cash flows from operations in the fourth fiscal quarter. This seasonality, and our interim results were impacted during fiscal year 2020 because our stores were temporarily closed to the public for a portion of the first half of the year due to the COVID-19 pandemic. Our net revenue in the current fiscal period is higher compared to the sales prior to the pandemic due to new store openings and strong customer pent-up demand, including the likely effects of our stores being temporarily closed to the public in fiscal year 2020 and government stimulus.

Other factors

We remain committed to our long-term vision and continue to position ourselves to make progress against our key initiatives while balancing the near-term challenges and uncertainty presented by the COVID-19 pandemic. We believe the following factors may continue to influence our short-term and long-term results:

•New store openings;
•Managed care and insurance;
•Vision care professional recruitment and coverage;
•Overall economic trends;
•Consumer preferences and demand;
•Infrastructure and investment;
•Pricing strategy;
•Our ability to source and distribute products effectively
•Inflation;
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
New Store Openings
The total number of new stores per year and the timing of store openings has, and will continue to have, an impact on our results. In an effort to conserve cash early in the COVID-19 pandemic, we temporarily paused new store openings during a portion of the fiscal year 2020. We expect to open approximately 75 stores in the current year. We will continue to monitor and determine our plans for future new store openings based on based on health, safety and economic conditions.
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
Adjusted Operating Income, Adjusted Operating Margin, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Diluted EPS (collectively, the “Company Non-GAAP Measures”)
The Company Non-GAAP Measures are key measures used by management to assess our financial performance. The Company Non-GAAP Measures are also frequently used by analysts, investors and other interested parties. We use the Company Non-GAAP Measures to supplement U.S. GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation and to compare our performance against that of other peer companies using similar measures. See “Non-GAAP Financial Measures” for definitions of the Company Non-GAAP Measures and for additional information.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net revenue.

	Three Months Ended
In thousands, except earnings per share, percentage and store data	April 3, 2021	March 28, 2020
Revenue:
Net product sales	$443,067	$392,841
Net sales of services and plans	91,113	76,863
Total net revenue	534,180	469,704
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	159,691	156,370
Services and plans	64,999	62,184
Total costs applicable to revenue	224,690	218,554
Operating expenses:
Selling, general and administrative expenses	223,593	193,741
Depreciation and amortization	23,555	24,810
Asset impairment	959	11,355
Litigation settlement	—	4,395
Other expense (income), net	(65)	(66)
Total operating expenses	248,042	234,235
Income from operations	61,448	16,915
Interest expense, net	6,330	7,455
Earnings before income taxes	55,118	9,460
Income tax provision (benefit)	11,686	(282)
Net income	$43,432	$9,742

Operating data:
Number of stores open at end of period	1,230	1,173
New stores opened during the period	25	23
Adjusted Operating Income	$67,668	$38,063
Diluted EPS	$0.48	$0.12
Adjusted Diluted EPS	$0.48	$0.28
Adjusted EBITDA	$89,350	$61,022

Percentage of net revenue:
Total costs applicable to revenue	42.1%	46.5%
Selling, general and administrative	41.9%	41.2%
Total operating expenses	46.4%	49.9%
Income from operations	11.5%	3.6%
Net income	8.1%	2.1%
Adjusted Operating Income	12.7%	8.1%
Adjusted EBITDA	16.7%	13.0%

Three Months Ended April 3, 2021 compared to Three Months Ended March 28, 2020
As a result of the COVID-19 pandemic, our retail stores were temporarily closed to the public beginning on March 19, 2020. We began reopening our stores to the public on April 27, 2020, and on June 8, 2020, we announced the successful completion of the reopening process. Comparisons of current year results to prior year results reflect the abnormal effect of the store closures.
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for the three months ended April 3, 2021 compared to the three months ended March 28, 2020.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Three Months Ended April 3, 2021	Three Months Ended March 28, 2020	April 3, 2021	March 28, 2020	Three Months Ended April 3, 2021		Three Months Ended March 28, 2020
Owned & Host segment
America’s Best	35.3%	(9.3)%	796	747	$382,356	71.6%	$294,170	62.6%
Eyeglass World	48.3%	(12.1)%	121	117	60,775	11.4%	44,486	9.5%
Military	19.4%	(12.1)%	54	54	6,239	1.2%	5,642	1.2%
Fred Meyer	17.0%	(16.0)%	29	29	3,077	0.5%	2,929	0.6%
Owned & Host segment total			1,000	947	$452,447	84.7%	$347,227	73.9%
Legacy segment	29.8%	(14.0)%	230	226	43,582	8.2%	36,457	7.8%
Corporate/Other	—	—	—	—	61,218	11.5%	66,571	14.2%
Reconciliations	—	—	—	—	(23,067)	(4.4)%	19,449	4.1%
Total	18.2%	(2.9)%	1,230	1,173	$534,180	100.0%	$469,704	100.0%
Adjusted Comparable Store Sales Growth(3)	35.8%	(10.3)%
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
(3)There are two differences between total comparable store sales growth based on consolidated net revenue and Adjusted Comparable Store Sales Growth: (i) Adjusted Comparable Store Sales Growth includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in an increase of 13.8% and a decrease of 7.5% from total comparable store sales growth based on consolidated net revenue for the three months ended April 3, 2021 and March 28, 2020, respectively, and (ii) Adjusted Comparable Store Sales Growth includes retail sales to the legacy partner’s customers (rather than the revenues recognized consistent with the management & services agreement with the legacy partner), resulting in an increase of 3.8% and an increase of 0.1% from total comparable store sales growth based on consolidated net revenue for the three months ended April 3, 2021 and March 28, 2020, respectively.
Total net revenue of $534.2 million for the three months ended April 3, 2021 increased $64.5 million, or 13.7%, from $469.7 million for the three months ended March 28, 2020. This increase was primarily driven by comparable store sales growth driven by strong customer pent-up demand, including the effect of our stores being temporarily closed to the public in the first quarter of 2020 and government stimulus, new store growth and maturation, partially offset by timing of unearned revenue and lower wholesale fulfillment.
In the three months ended April 3, 2021, we opened 23 new America’s Best stores and two Eyeglass World stores; Overall, store count grew 4.9% from March 28, 2020 to April 3, 2021 (49, four and four net new America’s Best, Eyeglass World and Legacy stores, respectively, were added during the same period).
Comparable store sales growth and Adjusted Comparable Store Sales Growth for the three months ended April 3, 2021 were 18.2% and 35.8%, respectively. The increases in comparable store sales growth and Adjusted Comparable Store Sales Growth were primarily driven by strong customer pent-up demand, including the effect of our stores being temporarily closed to the public in the first quarter of 2020 and government stimulus.

Net product sales comprised 82.9% and 83.6% of total net revenue for the three months ended April 3, 2021 and March 28, 2020, respectively. Net product sales increased $50.2 million, or 12.8%, in the three months ended April 3, 2021 compared to the three months ended March 28, 2020, primarily due to increased eyeglass sales and to a lesser extent increased contact lens sales. Net sales of services and plans increased $14.3 million, or 18.5%, primarily driven by eye exam revenue.
Owned & Host segment net revenue. Net revenue increased $105.2 million, or 30.3%, driven primarily by comparable store sales growth and new store openings.
Legacy segment net revenue. Net revenue increased $7.1 million, or 19.5%, driven by increases in fees from our Legacy partner and stronger customer demand.
Corporate/Other segment net revenue. Net revenue decreased $5.4 million, or 8.0%, due to lower wholesale fulfillment.
Net revenue reconciliations. The impact of reconciliations decreased net revenue by $42.5 million in the three months ended April 3, 2021 compared to the three months ended March 28, 2020. Reconciliations include an increase in unearned revenue of $14.9 million for the three months ended April 3, 2021 compared to a decrease in unearned revenue of $19.9 million for the three months ended March 28, 2020, and an increase in deferred revenue of $8.1 million compared to an increase of $0.5 million, for the three months ended April 3, 2021 and March 28, 2020, respectively. The increase in unearned revenue compared to the prior period is due to stronger sales at the end of the first quarter of 2021 and lower sales in the first quarter of 2020 due to the impact of store closures. The increase in deferred revenue is due to higher sales of warranties and club memberships.
Costs applicable to revenue
Costs applicable to revenue of $224.7 million for the three months ended April 3, 2021 increased $6.1 million, or 2.8%, from $218.6 million for the three months ended March 28, 2020. As a percentage of net revenue, costs applicable to revenue decreased from 46.5% for the three months ended March 28, 2020 to 42.1% for the three months ended April 3, 2021. This decrease as a percentage of net revenue was primarily driven by increased eyeglass mix, higher eyeglass margin, lower growth in optometrist costs and negative margin impacts from the temporary closure of our stores in the prior year not recurring in the current period.
Costs of products as a percentage of net product sales decreased from 39.8% for the three months ended March 28, 2020 to 36.0% for the three months ended April 3, 2021, primarily driven by increased eyeglass mix, higher eyeglass margin and impact of the temporary store closures in fiscal year 2020.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales decreased from 29.1% for the three months ended March 28, 2020 to 26.3% for the three months ended April 3, 2021 driven by increased eyeglass mix, higher eyeglass margin and impact of the temporary store closures in fiscal year 2020.
Legacy segment costs of products. Costs of products as a percentage of net product sales increased from 46.7% for the three months ended March 28, 2020 to 46.9% for the three months ended April 3, 2021. The increase was primarily driven by a higher mix of non-managed care customer transactions. Decreases in managed care mix increase costs of products as a percentage of net product sales and have a corresponding positive impact on costs of services as a percentage of net sales of services and plans in our Legacy segment. Legacy segment managed care net product revenue is recorded in net product sales while revenue associated with servicing non-managed care customers is recorded in net sales of services and plans. Eyeglass and contact lens product costs for both managed care and non-managed care net revenue are recorded in costs of products.
Costs of services and plans as a percentage of net sales of services and plans decreased from 80.9% for the three months ended March 28, 2020 to 71.3% for the three months ended April 3, 2021. The decrease was primarily driven by higher eye exam sales, lower growth in optometrist cost and negative margin impacts from the temporary closure of our stores in the prior year not recurring in the current period.
Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans decreased from 85.1% for the three months ended March 28, 2020 to 70.8% for the three months ended April 3, 2021. The decrease was primarily driven by higher eye exam sales, lower growth in optometrist costs and impact of the temporary store closures in fiscal year 2020.
Legacy segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans decreased from 54.7% for the three months ended March 28, 2020 to 38.3% for the three months ended April 3, 2021. The decrease was primarily driven by lower growth in optometrist costs, higher management fees from our Legacy partner and higher eye exam sales.

Selling, general and administrative
SG&A of $223.6 million for the three months ended April 3, 2021 increased $29.9 million, or 15.4%, from the three months ended March 28, 2020. As a percentage of net revenue, SG&A increased from 41.2% for the three months ended March 28, 2020 to 41.9% for the three months ended April 3, 2021. The increase in SG&A as a percentage of net revenue was primarily driven by the increase in unearned revenue as well as higher performance-based incentive compensation, partially offset by leverage of store payroll and advertising expenses. SG&A for the three months ended April 3, 2021 and March 28, 2020 includes $0.4 million and $0.6 million, respectively, of incremental costs directly related to adapting the Company’s operations during the COVID-19 pandemic.
Owned & Host SG&A. SG&A as a percentage of net revenue decreased from 38.8% for the three months ended March 28, 2020 to 33.1% for the three months ended April 3, 2021, driven primarily by payroll, advertising and occupancy leverage.
Legacy segment SG&A. SG&A as a percentage of net revenue decreased from 37.4% for the three months ended March 28, 2020 to 32.8% for the three months ended April 3, 2021 primarily driven by payroll leverage.
Depreciation and amortization
Depreciation and amortization expense of $23.6 million for the three months ended April 3, 2021 decreased $1.3 million, or 5.1%, from $24.8 million for the three months ended March 28, 2020 as a result of a temporary pause on new store investments for a portion of 2020 due to the COVID-19 pandemic.
Asset impairment
We recognized $1.0 million for impairment of tangible long-lived assets and ROU assets associated with our retail stores during the three months ended April 3, 2021 compared to $11.4 million recognized during the three months ended March 28, 2020. The store asset impairment charge is primarily related to our Owned & Host segment and is driven by lower than projected customer sales volume in certain stores, and other entity-specific assumptions. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and the likelihood that these scenarios would be ultimately realized; and the remaining useful lives of the assets. Asset impairment expenses were recognized in Corporate/Other.
Interest expense, net
Interest expense, net, of $6.3 million for the three months ended April 3, 2021 decreased $1.1 million, or 15.1%, from $7.5 million for the three months ended March 28, 2020. The decrease was primarily driven by gains related to changes in fair value of derivatives due to ineffectiveness of $2.3 million and by a reduction in our term loan and revolving credit facility utilization partially offset by interest payments and amortization related to the 2025 Notes of $3.0 million.
Income tax provision
Our income tax provision for the three months ended April 3, 2021 reflected our statutory federal and state rate of 25.5%, combined with a benefit of $2.1 million for the stranded tax effect associated with our interest rate swaps that matured in the first quarter of 2021. In comparison, the income tax benefit for the three months ended March 28, 2020 reflected our statutory federal and state rate of 25.5% combined with a benefit of $2.7 million resulting from stock option exercises.

Non-GAAP Financial Measures
Adjusted Operating Income, Adjusted Operating Margin, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Diluted EPS
We define Adjusted Operating Income as net income, plus interest expense and income tax provision (benefit), further adjusted to exclude stock compensation expense, asset impairment, litigation settlement, amortization of acquisition intangibles, and other expenses. We define Adjusted Operating Margin as Adjusted Operating Income as a percentage of net revenue. We define EBITDA as net income, plus interest expense, income tax provision (benefit) and depreciation and amortization. We define Adjusted EBITDA as net income, plus interest expense, income tax provision (benefit) and depreciation and amortization, further adjusted to exclude stock compensation expense, asset impairment, litigation settlement, and other expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of net revenue. We define Adjusted Diluted EPS as diluted earnings per share, adjusted for the per share impact of stock compensation expense, asset impairment, litigation settlement, amortization of acquisition intangibles, amortization of debt discounts and deferred financing costs of our term loan borrowings, amortization of costs related to our 2025 Notes, losses (gains) on change in fair value of derivatives, other expenses, and tax benefit of stock option exercises, less the tax effect of these adjustments. We adjust for amortization of costs related to the 2025 Notes only when adjustment for these costs is not required in the calculation of diluted earnings per share according to U.S. GAAP.
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
EBITDA and the Company Non-GAAP Measures are not recognized terms under U.S. GAAP and should not be considered as an alternative to net income or income from operations as a measure of financial performance or cash flows provided by operating activities as a measure of liquidity, or any other performance measure derived in accordance with U.S. GAAP. Additionally, these measures are not intended to be a measure of free cash flow available for management’s discretionary use as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements. In evaluating EBITDA and the Company Non-GAAP Measures, we may incur expenses in the future that are the same as or similar to some of the adjustments in this presentation. Our presentation of EBITDA and the Company Non-GAAP Measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by primarily relying on our U.S. GAAP results in addition to using EBITDA and the Company Non-GAAP Measures.
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
The following table reconciles our Adjusted Operating Income, Adjusted Operating Margin, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin to net income; and Adjusted Diluted EPS for the periods presented:

	Three Months Ended
In thousands	April 3, 2021		March 28, 2020
Net income	$43,432	8.1%	$9,742	2.1%
Interest expense	6,330	1.2%	7,455	1.6%
Income tax provision (benefit)	11,686	2.2%	(282)	(0.1)%
Stock compensation expense (a)	2,988	0.6%	2,093	0.4%
Asset impairment (b)	959	0.2%	11,355	2.4%
Litigation settlement (c)	—	—%	4,395	0.9%
Amortization of acquisition intangibles (d)	1,873	0.4%	1,851	0.4%
Other (g)	400	0.1%	1,454	0.3%
Adjusted Operating Income / Adjusted Operating Margin	$67,668	12.7%	$38,063	8.1%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding Some of the percentage totals in the table above do not foot due to rounding differences

	Three Months Ended
In thousands	April 3, 2021		March 28, 2020
Net income	$43,432	8.1%	$9,742	2.1%
Interest expense	6,330	1.2%	7,455	1.6%
Income tax provision (benefit)	11,686	2.2%	(282)	(0.1)%
Depreciation and amortization	23,555	4.4%	24,810	5.3%
EBITDA	85,003	15.9%	41,725	8.9%

Stock compensation expense (a)	2,988	0.6%	2,093	0.4%
Asset impairment (b)	959	0.2%	11,355	2.4%
Litigation settlement (c)	—	—%	4,395	0.9%
Other (g)	400	0.1%	1,454	0.3%
Adjusted EBITDA / Adjusted EBITDA Margin	$89,350	16.7%	$61,022	13.0%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding Some of the percentage totals in the table above do not foot due to rounding differences

	Three Months Ended
In thousands, except per share amounts	April 3, 2021	March 28, 2020
Diluted EPS	$0.48	$0.12
Stock compensation expense (a)	0.03	0.03
Asset impairment (b)	0.01	0.14
Litigation settlement (c)	—	0.05
Amortization of acquisition intangibles (d)	0.02	0.02
Amortization of debt discount and deferred financing costs (e)	—	—
Losses (gains) on change in fair value of derivatives (f)	(0.02)	—
Other (j)	(0.02)	0.02
Tax benefit of stock option exercises (h)	—	(0.03)
Tax effect of total adjustments (i)	(0.01)	(0.07)
Adjusted Diluted EPS	$0.48	$0.28

Weighted average diluted shares outstanding	96,025	82,242
Note: Some of the totals in the table above do not foot due to rounding differences

(a)Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and performance vesting conditions.
(b)Reflects write-off of property, equipment and lease related assets on closed or underperforming stores.
(c)Expenses associated with settlement of litigation.
(d)Amortization of the increase in carrying values of finite-lived intangible assets resulting from the application of purchase accounting to the KKR Acquisition.
(e)Amortization of deferred financing costs and other non-cash charges related to our long-term debt. We adjust for amortization of costs related to the 2025 Notes only when adjustment for these costs is not required in the calculation of diluted earnings per share according to U.S. GAAP. Amortization of debt discount and deferred financing costs in aggregate total $0.3 million and $0.2 million for the three months ended April 3, 2021 and March 28, 2020, respectively.
(f)Reflects losses (gains) recognized in interest expense on change in fair value of de-designated hedges of $(2.3) million for the three months ended April 3, 2021.
(g)Other adjustments include amounts that management believes are not representative of our operating performance (amounts in brackets represent reductions in Adjusted Operating Income, Adjusted Diluted EPS and Adjusted EBITDA), including the amortization impact of adjustments related to the KKR Acquisition, (e.g., fair value of leasehold interests) of $0.1 million for each of the three months ended April 3, 2021 and March 28, 2020; costs of severance and relocation of $0.2 million and $0.3 million for the three months ended April 3, 2021 and March 28, 2020, respectively; excess payroll taxes related to stock option exercises of $0.3 million for the three months ended March 28, 2020; incremental costs directly related to adapting the Company’s operations during the COVID-19 pandemic of $0.6 million for the three months ended March 28, 2020; and other expenses and adjustments totaling $0.1 million and $0.2 million for the three months ended April 3, 2021 and March 28, 2020, respectively.
(h)Tax benefit associated with accounting guidance requiring excess tax benefits related to stock option exercises to be recorded in earnings as discrete items in the reporting period in which they occur.
(i)Represents the income tax effect of the total adjustments at our combined statutory federal and state income tax rates.
(j)Reflects other expenses in (g) above, including the impact of stranded tax effect of $2.1 million for the three months ended April 3, 2021 associated with our interest rate swaps that matured in the first quarter of 2021.
Liquidity and Capital Resources
As described in Part II, Item 8. “Financial Statements and Supplementary Data”, Note 4. “Long-term Debt”, of our 2020 Annual Report on Form 10-K, on May 5, 2020, we entered into a credit agreement amendment with the lenders under our credit facility in order to prevent the effects of the COVID-19 pandemic, including the temporary closure of our stores, from creating uncertainty relative to our ability to comply with certain financial covenants and allow the Company to focus on prudent management of the business over the quarters ahead. In addition, on May 12, 2020, we completed the issuance of the 2025 Notes and we used the net proceeds of this offering to repay the full amount outstanding under our revolving credit facility and part of our outstanding borrowings on our Term Loan. Our primary cash needs are for inventory, payroll, store rent, advertising, capital expenditures associated with new stores and updating existing stores, as well as information technology and infrastructure, including our corporate office, distribution centers, and laboratories. When appropriate, the Company may utilize excess liquidity towards debt service requirements, including voluntary debt prepayments, or required interest and principal payments, if any, as well as repurchases of common stock, based on excess cash flows. We continue to prioritize cash conservation and prudent use of cash, while safely conducting normal operations. The most significant components of our operating assets and liabilities are inventories, accounts receivable, prepaid expenses and other assets, accounts payable, deferred and unearned revenue and other payables and accrued expenses. While we have historically exercised prudence in our use of cash, the COVID-19 pandemic has required us to closely monitor various items related to cash flow including, but not limited to, cash receipts, cash disbursements, payment terms and alternative sources of funding. We continue to be focused on these items in addition to other key measures we use to determine how our consolidated business and operating segments are performing. We believe that cash on hand, cash expected to be generated from operations and the availability of borrowings under our revolving credit facility will be sufficient to fund our working capital requirements, liquidity obligations, anticipated capital expenditures, and payments due under our existing debt for at least the next 12 months. Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the refinancing or issuance of debt, issuance of equity or other securities, the proceeds of which could provide additional liquidity for our operations, as well as modifications to our term loan where possible. The Company is exploring whether to seek an amendment to its credit facility to, among other things, reduce required interest payments. Such an amendment would be dependent on a number of factors, including conditions in the capital markets, and it is not certain whether or when such an amendment would be implemented. However, our ability to maintain sufficient liquidity may be affected by numerous factors, many of which are outside our control. We primarily fund our working capital needs using cash provided by operations.
As of April 3, 2021, we had $453.8 million in cash and cash equivalents and $293.6 million of availability under our revolving credit facility, which includes $6.4 million in outstanding letters of credit.

As of April 3, 2021, we have outstanding $402.5 million aggregate principal of the 2025 Notes. The 2025 Notes are senior unsecured obligations, and interest on the 2025 Notes is paid semi-annually. As of April 3, 2021, the 2025 Notes can be converted by holders. Upon conversion of the 2025 Notes we can choose to settle in cash, shares or a combination. Based on the initial conversion rate, the 2025 Notes are convertible into 12.9 million shares of our common stock and we reserved for the possible issuance of 16.5 million shares, which is the maximum amount that could be issued upon conversion. See Note 11. “Earnings Per Share” for the treatment of earnings per share in relation to the 2025 Notes.
As of April 3, 2021, we had $317.4 million of term loan outstanding under our credit agreement. We were in compliance with all covenants related to our long-term debt as of April 3, 2021. Our working capital requirements for inventory will increase as we continue to open additional stores.
The following table summarizes cash flows provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended
In thousands	April 3, 2021	March 28, 2020
Cash flows provided by (used for):
Operating activities	$97,652	$86,060
Investing activities	(16,374)	(12,854)
Financing activities	(1,089)	150,601
Net increase in cash, cash equivalents and restricted cash	$80,189	$223,807
Net Cash Provided by Operating Activities
Cash flows provided by operating activities increased $11.6 million from $86.1 million during the three months ended March 28, 2020 to $97.7 million for the three months ended April 3, 2021. The increase in net cash provided by operating activities consisted of an increase in net income of $33.7 million, due primarily to growth in sales during the three months ended April 3, 2021, and a decrease of non-cash expense items of $3.5 million including a decrease in asset impairment charges of $10.4 million.
Changes in net working capital and other assets and liabilities used $18.6 million in cash compared to the three months ended March 28, 2020. Working capital was most significantly impacted by changes in accounts receivable, operating lease assets and liabilities, deferred and unearned revenue, and other liabilities. Increases in accounts receivable used $19.1 million in year-over-year cash, primarily reflective of year-over-year increases in credit card receivables due to increased sales during the three months ended April 3, 2021 compared to the same period of 2020. Increases in operating lease assets and liabilities used $8.0 million in year-over year cash, primarily due to timing of rent payments. Decreases in other liabilities during the three months ended April 3, 2021 used $21.5 million in year-over-year cash primarily due to decreases in compensation related accruals primarily due to payment of CARES Act deferred employer payroll taxes and payments of litigation settlements.
Offsetting these items were changes in deferred and unearned revenue, which contributed $42.0 million in year-over-year cash primarily due to a $34.4 million increase in year-over-year cash due to timing of unearned revenue.
Net Cash Used for Investing Activities
Net cash used for investing activities increased by $3.5 million, to $16.4 million, during the three months ended April 3, 2021 from $12.9 million during the three months ended March 28, 2020. The increase was primarily due to increased new store openings. We purchased $16.4 million in capital items in the three months ended April 3, 2021. Approximately 80% of our capital spend is related to our expected growth (i.e., new stores, optometric equipment, additional capacity in our optical laboratories and distribution centers, and our IT infrastructure, including omni-channel platform related investments).
Net Cash Provided By (Used For) Financing Activities
Net cash provided by (used for) financing activities decreased $151.7 million, from $150.6 million provision of cash during the three months ended March 28, 2020 to $1.1 million use of cash during the three months ended April 3, 2021. The decrease in cash provided by financing activities was primarily related to the reduction in our revolving credit facility utilization during the three months ended April 3, 2021 when compared to the three months ended March 28, 2020.

Off-balance Sheet Arrangements
We follow U.S. GAAP in making the determination as to whether or not to record an asset or liability related to our arrangements with third parties. Consistent with current accounting guidance, we do not record an asset or liability associated with long-term purchase, marketing and promotional commitments, or commitments to philanthropic endeavors. We have disclosed the amount of future commitments associated with these items in the 2020 Annual Report on form 10-K. We are not a party to any other material off-balance sheet arrangements.
Contractual Obligations
There were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported in the 2020 Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
Management has evaluated the accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the 2020 Annual Report on Form 10-K, in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the 2020 Annual Report on Form 10-K, except for the adoption of ASU 2020-06. These changes are discussed in Note 1. “Description of Business and Basis of Presentation” to our unaudited condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q.
Adoption of New Accounting Pronouncements
The information set forth in Note 1. “Description of Business and Basis of Presentation” to our unaudited condensed consolidated financial statements under Part I. Item 1. under the heading “Adoption of New Accounting Pronouncements” of this Form 10-Q is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have market risk exposure from changes in interest rates. When appropriate, we use derivative financial instruments to mitigate the risk from such exposure. A discussion of our accounting policies for derivative financial instruments is included in Note 3. “Fair Value Measurement” and Note 5. “Interest Rate Derivatives” to our unaudited condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q.
A portion of our debt bears interest at variable rates. If market interest rates increase, the interest rate on our variable rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. Our interest rate collar is intended to mitigate some of the effects of increases in interest rates.
As of April 3, 2021, $317.4 million of term loan borrowings were subject to variable interest rates, with a weighted average borrowing rate of 3.9%. An increase to market rates of 1.0% as of April 3, 2021 would not result in a material impact to interest expense. Assuming a decrease to market rates of 1.0% as of April 3, 2021, the resulting impact to interest expense related to the interest rate derivative would be approximately $11 million. For more information about quantitative and qualitative disclosures about market risk, please see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in Part II. of the 2020 Annual Report on Form 10-K.

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
In accordance with Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of April 3, 2021. Based on that evaluation, the CEO and the CFO have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic filings with the SEC is made known to them in a timely manner.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the first quarter of fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most corporate employees of the Company began working remotely due to the COVID-19 pandemic, though we will continue to assess the impact on the design and operating effectiveness of our internal controls.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
Exhibit Index

Exhibit No.	Exhibit Description
3.1	Second Amended and Restated Certificate of Incorporation of National Vision Holdings, Inc. -incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 31, 2017.
3.2	Second Amended and Restated Bylaws of National Vision Holdings, Inc. -incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 31, 2017.
10.1	Form of Performance Stock Unit Agreement under the 2017 Omnibus Incentive Plan, as adopted February 2021.
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the Company’s Quarterly report on Form 10-Q for the quarter ended April 3, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Vision Holdings, Inc.

Dated: May 13, 2021	By:	/s/ L. Reade Fahs
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 13, 2021	By:	/s/ Patrick R. Moore
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)