Form 10-Q
period 2021-07-03
National Vision Holdings, Inc.
filed 2021-08-12
CIK 1710155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2021
Common stock, $0.01 par value	81,875,123

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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth in Part II, Item 1A - “Risk Factors” in this Form 10-Q and Part I, Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended January 2, 2021 (the “2020 Annual Report on Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”), as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov, and also include the following:
•the COVID-19 pandemic and its resurgence and variants, and the impact of evolving federal, state, and local governmental actions in response thereto;
•customer behavior in response to the continuing pandemic and its more recent outbreaks of variants;
•our ability to keep our reopened stores open in a safe and cost-effective manner, or at all, in light of the continuing COVID-19 pandemic and its resurgence and variants;
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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of July 3, 2021 and January 2, 2021
In Thousands, Except Par Value
(Unaudited)

ASSETS	As of July 3, 2021	As of January 2, 2021
Current assets:
Cash and cash equivalents	$408,301	$373,903
Accounts receivable, net	54,733	57,989
Inventories	120,863	111,274
Prepaid expenses and other current assets	24,466	23,484
Total current assets	608,363	566,650

Property and equipment, net	335,504	341,293
Other assets:
Goodwill	777,613	777,613
Trademarks and trade names	240,547	240,547
Other intangible assets, net	45,766	49,511
Right of use assets	343,708	340,141
Other assets	17,715	17,743
Total non-current assets	1,760,853	1,766,848
Total assets	$2,369,216	$2,333,498
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,677	$64,861
Other payables and accrued expenses	116,508	110,309
Unearned revenue	39,071	32,657
Deferred revenue	68,612	58,899
Current maturities of long-term debt and finance lease obligations	4,285	3,598
Current operating lease obligations	64,330	58,356
Total current liabilities	370,483	328,680

Long-term debt and finance lease obligations, less current portion and debt discount	616,160	651,763
Non-current operating lease obligations	326,478	327,371
Other non-current liabilities:
Deferred revenue	23,483	20,828
Other liabilities	14,272	17,415
Deferred income taxes, net	80,003	80,939
Total other non-current liabilities	117,758	119,182
Commitments and contingencies (See Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 82,828 and 82,183 shares issued as of July 3, 2021 and January 2, 2021, respectively; 81,855 and 81,239 shares outstanding as of July 3, 2021 and January 2, 2021, respectively	828	821
Additional paid-in capital	739,380	795,697
Accumulated other comprehensive loss	(3,093)	(4,400)
Retained earnings	231,184	142,880
Treasury stock, at cost; 973 and 944 shares as of July 3, 2021 and January 2, 2021, respectively	(29,962)	(28,496)
Total stockholders’ equity	938,337	906,502
Total liabilities and stockholders’ equity	$2,369,216	$2,333,498
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three and Six Months Ended July 3, 2021 and June 27, 2020
In Thousands, Except Earnings Per Share
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Revenue:
Net product sales	$458,206	$209,707	$901,273	$602,548
Net sales of services and plans	91,283	50,300	182,396	127,163
Total net revenue	549,489	260,007	1,083,669	729,711
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	167,028	97,635	326,719	254,005
Services and plans	68,918	43,145	133,917	105,329
Total costs applicable to revenue	235,946	140,780	460,636	359,334
Operating expenses:
Selling, general and administrative expenses	234,235	136,582	457,828	330,323
Depreciation and amortization	24,025	21,924	47,580	46,734
Asset impairment	519	2,411	1,478	13,766
Litigation settlement	—	—	—	4,395
Other expense (income), net	(65)	(92)	(130)	(158)
Total operating expenses	258,714	160,825	506,756	395,060
Income (loss) from operations	54,829	(41,598)	116,277	(24,683)
Interest expense, net	10,096	15,502	16,426	22,957
Debt issuance costs	92	136	92	136
Earnings (loss) before income taxes	44,641	(57,236)	99,759	(47,776)
Income tax provision (benefit)	7,040	(13,403)	18,726	(13,685)
Net income (loss)	$37,601	$(43,833)	$81,033	$(34,091)

Earnings (loss) per share:
Basic	$0.46	$(0.55)	$0.99	$(0.42)
Diluted	$0.42	$(0.55)	$0.89	$(0.42)
Weighted average shares outstanding:
Basic	81,601	80,325	81,457	80,226
Diluted	96,082	80,325	96,044	80,226

Comprehensive income (loss):
Net income (loss)	$37,601	$(43,833)	$81,033	$(34,091)
Unrealized gain (loss) on hedge instruments	2,959	4,111	4,609	(4,747)
Tax provision (benefit) of unrealized gain (loss) on hedge instruments	756	1,050	3,302	(1,206)
Comprehensive income (loss)	$39,804	$(40,772)	$82,340	$(37,632)
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
For the Three and Six Months Ended July 3, 2021
In Thousands
(Unaudited)

	Three and Six Months Ended July 3, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balances at January 2, 2021	81,239	$821	$795,697	$(4,400)	$142,880	$(28,496)	$906,502
Cumulative effect of change in accounting principle	—	—	(71,385)	—	7,271	—	(64,114)
Balances at January 3, 2021 - as adjusted	81,239	821	724,312	(4,400)	150,151	(28,496)	842,388
Issuance of common stock	174	2	1,056	—	—	—	1,058
Stock based compensation	—	—	2,971	—	—	—	2,971
Purchase of treasury stock	(28)	—	—	—	—	(1,421)	(1,421)
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	(896)	—	—	(896)
Net income	—	—	—	—	43,432	—	43,432
Balances at April 3, 2021	81,385	$823	$728,339	$(5,296)	$193,583	$(29,917)	$887,532
Issuance of common stock	471	5	3,863	—	—	—	3,868
Stock based compensation	—	—	7,178	—	—	—	7,178
Purchase of treasury stock	(1)	—		—	—	(45)	(45)
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	2,203	—	—	2,203
Net income	—	—	—	—	37,601	—	37,601
Balances at July 3, 2021	81,855	$828	$739,380	$(3,093)	$231,184	$(29,962)	$938,337

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
For the Three and Six Months Ended June 27, 2020
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

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended July 3, 2021 and June 27, 2020
In Thousands
(Unaudited)

	Six Months Ended
	July 3, 2021	June 27, 2020
Cash flows from operating activities:
Net income (loss)	$81,033	$(34,091)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,580	46,734
Amortization of debt discount and deferred financing costs	2,268	2,717
Asset impairment	1,478	13,766
Deferred income tax expense (benefit)	14,582	(13,686)
Stock based compensation expense	10,201	5,445
Losses (gains) on change in fair value of derivatives	125	4,871
Inventory adjustments	619	2,883
Other	1,253	3,328
Changes in operating assets and liabilities:
Accounts receivable	2,393	(14,408)
Inventories	(10,208)	6,814
Operating lease right of use assets and lease liabilities	149	1,174
Other assets	(1,148)	2,047
Accounts payable	12,816	11,630
Deferred and unearned revenue	18,782	8,025
Other liabilities	7,885	24,171
Net cash provided by operating activities	189,808	71,420
Cash flows from investing activities:
Purchase of property and equipment	(38,812)	(25,796)
Other	22	265
Net cash used for investing activities	(38,790)	(25,531)
Cash flows from financing activities:
Borrowings on long-term debt, net of discounts	—	548,769
Repayments on long-term debt	(117,375)	(369,269)
Proceeds from exercise of stock options	5,738	5,998
Purchase of treasury stock	(1,466)	(74)
Payments of debt issuance costs	(900)	(12,400)
Payments on finance lease obligations	(2,526)	(1,587)
Net cash provided by (used for) financing activities	(116,529)	171,437
Net change in cash, cash equivalents and restricted cash	34,489	217,326
Cash, cash equivalents and restricted cash, beginning of year	375,159	40,307
Cash, cash equivalents and restricted cash, end of period	$409,648	$257,633

Supplemental cash flow disclosure information:
Cash paid for interest	$14,640	$13,810
Cash paid (received) for taxes	$6,995	$(1,452)
Capital expenditures accrued at the end of the period	$8,827	$11,265
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Basis of Presentation
Nature of Operations
National Vision Holdings, Inc. (“NVHI,” the “Company,” “we,” “our,” or “us”) is a holding company whose operating subsidiaries include its indirect wholly owned subsidiary, National Vision, Inc. (“NVI”) and NVI’s wholly owned subsidiaries. We are a leading value retailer of eyeglasses and contact lenses in the United States. We operated 1,249 and 1,205 retail optical locations in the United States and its territories as of July 3, 2021 and January 2, 2021, respectively, through our five store brands, including America’s Best Contacts and Eyeglasses (“America’s Best”), Eyeglass World, Vista Optical locations on select U.S. Army/Air Force military bases (“Military”) and within select Fred Meyer stores, and our management & services arrangement with Walmart (“Legacy”).
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
Certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted; however, we believe that the disclosures included herein are sufficient for a fair presentation of the information presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the fiscal year ended January 2, 2021 included in the 2020 Annual Report on Form 10-K. The Company’s significant accounting policies are set forth in Note 1 within those consolidated financial statements. We use the same accounting policies in preparing interim condensed consolidated financial information and annual consolidated financial statements. There were no changes to our significant accounting policies during the six months ended July 3, 2021, except for the adoption of Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). See “Adoption of New Accounting Pronouncements” below for further discussion.
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

Seasonality
The consolidated results of operations for the three and six months ended July 3, 2021 and June 27, 2020, are not necessarily indicative of the results to be expected for the full fiscal year due to seasonality and uncertainty of general economic conditions that may impact our key end markets. Historically, our business has realized a higher portion of net revenue, income from operations, and cash flows from operations in the first half of the year, and a lower portion of net revenue, income from operations, and cash flows from operations in the fourth fiscal quarter. The first half seasonality is attributable primarily to the timing of our customers’ personal income tax refunds and annual health insurance program start/reset periods. Seasonality related to fourth quarter holiday spending by retail customers generally does not impact our business. Our quarterly consolidated results generally may also be affected by the timing of new store openings, store closings, and certain holidays.
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
Income Taxes
Our income tax provision for the three months ended July 3, 2021 and June 27, 2020 reflected our statutory federal and state rate of 25.5%, offset by discrete benefits from stock option exercises of $4.1 million and $0.3 million, respectively. Our income tax provision for the six months ended July 3, 2021 and June 27, 2020 reflected our statutory federal and state rate of 25.5% offset by discrete benefits from stock option exercises of $4.5 million and $3.0 million, respectively, and a stranded tax effect of $2.1 million associated with our matured interest rate swaps during the six months ended July 3, 2021.
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
The following tables summarize the impact of adoption on the Company’s condensed consolidated statement of operations for the three and six months ended July 3, 2021:

	Three Months Ended July 3, 2021
In thousands (except earnings per share)	With ASU 2020-06 Adoption	Without ASU 2020-06 Adoption	Impact of Adoption

Income from operations	$54,829	$54,829	$—
Interest expense, net	10,096	14,040	(3,944)
Debt issuance costs	92	92	—
Earnings before income taxes	44,641	40,697	3,944
Income tax provision	7,040	6,144	896
Net income	$37,601	$34,553	$3,048
Earnings per share:
Basic	$0.46	$0.42	$0.04
Diluted	$0.42	$0.42	$—
Impact of adoption on basic earnings per share is calculated using impact on net income divided by basic weighted average shares outstanding during the period.

	Six Months Ended July 3, 2021
In thousands (except earnings per share)	With ASU 2020-06 Adoption	Without ASU 2020-06 Adoption	Impact of Adoption

Income from operations	$116,277	$116,277	$—
Interest expense, net	16,426	24,176	(7,750)
Debt issuance costs	92	92	—
Earnings before income taxes	99,759	92,009	7,750
Income tax provision	18,726	17,010	1,716
Net income	$81,033	$74,999	$6,034
Earnings per share:
Basic	$0.99	$0.92	$0.07
Diluted	$0.89	$0.89	$—
Impact of adoption on basic earnings per share is calculated using impact on net income divided by basic weighted average shares outstanding during the period.

Future Adoption of Accounting Pronouncements
Reference Rate Reform. In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that may be affected by the cessation of the London Inter-bank Offered Rate (“LIBOR.”) An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 through December 31, 2022. A portion of our debt is subject to interest payments that are indexed to LIBOR; additionally, we are party to an interest rate derivative based on LIBOR. We are currently evaluating the effect of this guidance and have not applied the provisions of this guidance during the current fiscal year.
The FASB issued other accounting guidance during the period that is not currently applicable or expected to have a material impact on the Company’s condensed consolidated financial statements, and therefore, is not described above.

2. Details of Certain Balance Sheet Accounts

In thousands	As of July 3, 2021	As of January 2, 2021
Accounts receivable, net:
Trade receivables	$28,742	$28,405
Credit card receivables	19,830	21,557
Other receivables	6,556	8,460
Allowance for credit losses	(395)	(433)
	$54,733	$57,989

In thousands	As of July 3, 2021	As of January 2, 2021
Inventories:
Raw materials and work in process (1)	$55,246	$55,473
Finished goods	65,617	55,801
	$120,863	$111,274
(1)Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not separately present raw materials and work in process.

In thousands	As of July 3, 2021	As of January 2, 2021
Other payables and accrued expenses:
Associate compensation and benefits (1)	$53,251	$51,081
Advertising	4,503	2,173
Self-insurance liabilities	9,634	8,650
Reserves for customer returns and remakes	9,301	8,084
Capital expenditures	8,827	8,455
Legacy management & services agreement	6,722	5,386
Fair value of derivative liabilities	4,077	5,116
Supplies and other store support expenses	2,820	3,461
Litigation settlements	1,720	1,107
Lease concessions	737	3,142
Other	14,916	13,654
	$116,508	$110,309
 (1) Includes the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act deferred employer payroll taxes in the amount of $0.0 million and $12.8 million as of July 3, 2021 and January 2, 2021, respectively.

In thousands	As of July 3, 2021	As of January 2, 2021
Other non-current liabilities:
Fair value of derivative liabilities	$4,217	$7,663
Self-insurance liabilities	7,491	7,046
Other	2,564	2,706
	$14,272	$17,415

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
Nonrecurring fair value measurements
Tangible Long-lived and Right of Use (“ROU”) Store Assets
We recognized impairments of $0.5 million and $1.5 million during the three and six months ended July 3, 2021, respectively, related to our long-lived tangible store assets and ROU assets. The impairments were primarily driven by lower than projected customer sales volume in certain stores. The cash flows used in estimating fair value were discounted using a market rate of 7.5%. We consider market-based indications of prevailing rental rates for retail space, market participant discount rates, and lease incentives when estimating the fair values of ROU assets. A decrease in the estimated cash flows would lead to a lower fair value measurement, as would an increase in the discount rate. These non-recurring fair value measurements are classified as Level 3 measurements in the fair value hierarchy. The estimated remaining fair value of the assets impaired as of July 3, 2021 was $2.9 million. Substantially all of the remaining fair value of the impaired store assets in fiscal year 2021 represents the fair value of ROU assets.
Additional fair value information
Long-term Debt - 2025 Notes
The Company has $402.5 million in aggregate principal amount of 2.50% convertible senior notes due on May 15, 2025 (the “2025 Notes”) issued and outstanding as of July 3, 2021. Refer to Note 4. “Long-term Debt” for more information on the 2025 Notes. The estimated fair value of the 2025 Notes was approximately $705.2 million and $655.3 million as of July 3, 2021 and January 2, 2021, respectively. The estimated fair value of the 2025 Notes is based on the prices the 2025 Notes have traded in the market as of July 3, 2021, as well as overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity date, and represents a Level 2 measurement in the fair value hierarchy.

4. Long-term Debt

Long-term debt consists of the following:

In thousands	As of July 3, 2021	As of January 2, 2021
2025 Notes, due May 15, 2025	$402,500	$402,500
Term loan, due July 18, 2024	200,000	317,375
Long-term debt before debt discount	602,500	719,875
Unamortized discount and issuance costs - 2025 Notes	(9,153)	(93,123)
Unamortized discount and issuance costs - term loan	(1,515)	(2,141)
Long-term debt less debt discount	591,832	624,611
Less current maturities	—	—
Long-term debt - non-current portion	591,832	624,611
Finance lease obligations	28,613	30,750
Less current maturities	(4,285)	(3,598)
Long-term debt and finance lease obligations, less current portion and debt discount	$616,160	$651,763

Credit Agreement
During the second quarter of 2021, the Company voluntarily prepaid $117.4 million of term loan principal and wrote off associated deferred debt issuance costs of $0.7 million. The Company also amended its credit agreement to, among other things, add customary LIBOR replacement provisions, modify the applicable margins used to calculate the rate of interest payable on the first lien term loans thereunder to a range of 1.25% to 2.00% for LIBOR Loans and a range of 0.25% to 1.00% for ABR Loans, modify certain financial covenants related to maximum leverage and minimum interest coverage and remove the LIBOR floor, such that LIBOR shall be deemed to be no less than 0.00% per annum (instead of 1.00% per annum previously in effect).
As a result of the principal prepayments made by the Company, we have no additional mandatory principal payments on the remaining $200.0 million term loan balance until maturity on July 18, 2024.
Capitalized terms used but not defined herein shall have the meanings assigned to such terms in our credit agreement. Pursuant to our credit agreement, the Company will not permit (i) the Consolidated Total Debt to Consolidated EBITDA Ratio to be negative or greater than (x) 4.50 to 1.00 with respect to the last day of the Company’s second and third fiscal quarters of 2021 and (y) 4.25 to 1.00 from and after the last day of the Company’s fourth fiscal quarter of 2021, subject to certain step-ups after the consummation of a Material Acquisition, or (ii) the Consolidated Interest Coverage Ratio of the Company as of the last day of any fiscal quarter of the Company to be less than 3.00 to 1.00. We were in compliance with all covenants related to our long-term debt as of July 3, 2021.
2025 Notes
The Company adopted ASU 2020-06 as of January 3, 2021. ASU 2020-06 eliminates the cash conversion and the beneficial conversion feature models. Under the new convertible debt framework, the Company eliminated the equity components and increased the debt balance. Refer to Note 1. “Description of Business and Basis of Presentation” for further discussion of the adoption of ASU 2020-06. As a result of adopting ASU 2020-06, our effective interest rate decreased from 9.1% as of January 2, 2021 to 3.2% starting in the first quarter of 2021. We recognized $2.5 million and $0.5 million in interest expense for the interest coupon and amortization of issuance costs, respectively, during the three months ended July 3, 2021 and $5.0 million and $1.0 million, respectively during the six months ended July 3, 2021. As of July 3, 2021, the remaining period for the unamortized debt issuance costs balance was approximately four years.
As of July 3, 2021, the 2025 Notes can be converted by holders. The conversion rate will be subject to adjustment upon the occurrence of certain specified events including, but not limited to: issuance of stock dividends, splits and combinations; distribution of rights, options and warrants; spin-offs and other distributed property; cash dividends or distributions; tender offers or exchange offers; and certain other corporate transactions. The holders of our term loan would have preference over the holders of the 2025 Notes in the event of a liquidation.

5. Interest Rate Derivatives
We are party to an interest rate collar to offset the variability of cash flows in LIBOR-indexed debt interest payments. The aggregate notional amount of the interest rate collar was $375.0 million as of July 3, 2021. The fair value of our interest rate collar instrument was $8.3 million as of July 3, 2021 and is not designated as a cash flow hedge. The interest rate swaps we held at the end of fiscal year 2020 matured in the first quarter of 2021. The fair value of our interest rate derivative instruments was $12.8 million as of January 2, 2021, $1.5 million of which was designated as a cash flow hedge. See Note 3. “Fair Value Measurement” for further details.
Gains (losses) on the change in fair value of the interest rate collar of approximately $(0.5) million and $1.5 million were recorded in interest expense, net during the three and six months ended July 3, 2021, respectively. Interest expense, net related to our interest rate derivatives considered to be highly effective hedges for the six months ended July 3, 2021 was $1.5 million.
Cash flows related to derivatives qualifying as hedges are included in the same section of the Condensed Consolidated Statements of Cash Flows as the underlying assets and liabilities being hedged. Cash flows during the six months ended July 3, 2021 and June 27, 2020 related to derivatives not qualifying as hedges were included in the operating section of the Condensed Consolidated Statements of Cash Flows and were immaterial.

During the second quarter of 2021, as a result of the partial repayment of the Company’s LIBOR based term-loan debt balances, certain forecasted hedged transactions were deemed not probable of occurring. The Company subsequently reclassified unrealized losses of $2.5 million from AOCL to interest expense on $115.0 million of interest rate collar notional, during the three and six months ended July 3, 2021. As of July 3, 2021, the Company expects to reclassify approximately $0.9 million of unrealized losses on derivative instruments, net of tax, from Accumulated other comprehensive loss (“AOCL”) into earnings in the next 12 months as the derivative instruments mature. See Note 13. “Accumulated Other Comprehensive Loss” for further details.
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

6. Stock Incentive Plans
During the six months ended July 3, 2021, the Company granted 107,319 stock options, 108,817 performance-based restricted stock units (“PSUs”) and 126,161 time-based restricted stock units (“RSUs”) to eligible employees under the National Vision Holdings, Inc. 2017 Omnibus Incentive Plan (the “2017 Omnibus Incentive Plan”). The time-based options granted in fiscal 2021 vest in three equal annual installments, with one-third of the total options vesting on each of the first, second, and third anniversaries of the grant date, subject to continued employment through the applicable vesting date. The PSUs granted in fiscal 2021 are settled after the end of the performance period (i.e., cliff vesting), which begins on the first day of our 2021 fiscal year and ends on the last day of our 2023 fiscal year, and are based on the Company’s achievement of certain performance targets. The RSUs granted in fiscal 2021 vest primarily in three equal installments.
During the six months ended July 3, 2021, the Company granted 16,539 restricted stock awards (“RSAs”) to eligible members of the Company’s Board of Directors under the 2017 Omnibus Incentive Plan. The awards vest one year from the grant date.

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
The following disaggregation of revenues depicts our revenue based on the timing of revenue recognition:

	Three Months Ended		Six Months Ended
In thousands	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Revenues recognized at a point in time	$504,969	$229,536	$998,407	$663,715
Revenues recognized over time	44,520	30,471	85,262	65,996
Total net revenue	$549,489	$260,007	$1,083,669	$729,711

Refer to Note 10. “Segment Reporting” for the Company’s disaggregation of net revenue by reportable segment and product type. As the reportable segments are aligned by similar economic factors, trends and customers, the reportable segment disaggregation view best depicts how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors.
We record reductions in revenue for estimated price concessions granted to managed care providers. The Company considers its revenue from managed care customers to include variable consideration and estimates such amounts associated with managed care customer revenues using the history of concessions provided and cash receipts from managed care providers; we reduced our net revenue for variable considerations of $1.6 million and an immaterial amount during the three months ended July 3, 2021 and June 27, 2020, respectively, and $4.4 million and $3.7 million during the six months ended July 3, 2021 and June 27, 2020, respectively.
Contract Assets and Liabilities
The Company’s contract assets and contract liabilities primarily result from timing differences between the performance of our obligations and the customer’s payment.
Accounts Receivable
Credit loss expense recognized on our receivables, which is presented in SG&A expenses in the Company’s condensed consolidated statements of operations, were $0.2 million for the three months ended July 3, 2021 and $0.3 million for the six months ended July 3, 2021 as compared to an immaterial amount and $0.4 million for the three and six months ended June 27, 2020, respectively.
Unsatisfied Performance Obligations (Contract Liabilities)
Our deferred revenue balance as of July 3, 2021 was $92.1 million. We expect future revenue recognition of this balance of $44.6 million, $34.0 million, $11.6 million, $1.8 million, and $0.1 million in fiscal years 2021, 2022, 2023, 2024, and 2025, respectively. We recognized $23.0 million and $37.3 million of previously deferred revenues during the three and six months ended July 3, 2021, respectively and $24.2 million and $52.2 million during the three and six months ended June 27, 2020, respectively.

8. Leases

Our lease costs for the three months ended July 3, 2021 and June 27, 2020 were as follows:

	Three Months Ended		Six Months Ended
In thousands	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Operating lease cost
Fixed lease cost (a)	$20,903	$19,100	$41,554	$38,412
Variable lease cost (b)	7,515	6,356	14,918	13,166
Sublease income (c)	(919)	(292)	(1,829)	(882)

Finance lease cost
Amortization of finance lease assets	1,113	1,125	2,236	2,281

Interest expense, net:
Interest on finance lease liabilities	743	851	1,523	1,724

Net lease cost	$29,355	$27,140	$58,402	$54,701

(a) Includes short-term leases, which are immaterial.
(b) Includes costs for insurance, real estate taxes and common area maintenance expenses, which are variable, as are lease costs above minimum thresholds for Fred Meyer stores and lease costs for Military stores.

(c) Income from sub-leasing of stores includes rental income from leasing space to ophthalmologists and optometrists who are independent contractors.

Lease Term and Discount Rate	As of July 3, 2021	As of January 2, 2021
Weighted average remaining lease term (months)
Operating leases	77	77
Finance leases	76	79
Weighted average discount rate (a)
Operating leases	4.7%	4.7%
Finance leases (b)	12.0%	12.3%

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

In thousands	Six Months Ended July 3, 2021	Six Months Ended June 27, 2020
Other Information
Operating cash outflows - operating leases	$43,860	$35,548
Right of use assets acquired under finance leases	$—	$1,257
Right of use assets acquired under operating leases	$44,544	$35,870

The following table summarizes the maturity of our lease liabilities as of July 3, 2021:

In thousands	Operating Leases (a)	Finance Leases (b)
Fiscal Year
2021	$38,606	$3,637
2022	77,235	6,635
2023	76,376	6,252
2024	66,456	4,753
2025	61,320	4,913
Thereafter	135,804	11,400
Total lease liabilities	455,797	37,590
Less: Interest	64,989	8,977
Present value of lease liabilities (c)	$390,808	$28,613

(a) Operating lease payments include $54.4 million related to options to extend lease terms that are reasonably certain of being exercised.
(b) Finance lease payments include $1.7 million related to options to extend lease terms that are reasonably certain of being exercised.
(c) The present value of lease liabilities excludes $20.1 million of legally binding minimum lease payments for leases signed but not yet commenced.

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
Our subsidiary, FirstSight Vision Services, Inc. (“FirstSight”), is a defendant in a purported class action in the U.S. District Court for the Southern District of California that alleges that FirstSight participated in arrangements that caused the illegal delivery of eye examinations and that FirstSight thereby violated, among other laws, the corporate practice of optometry and the unfair competition and false advertising laws of California. The lawsuit was filed in 2013 and FirstSight was added as a defendant in 2016. In March 2017, the court granted the motion to dismiss previously filed by FirstSight and dismissed the complaint with prejudice. The plaintiffs filed an appeal with the U.S. Court of Appeals for the Ninth Circuit in April 2017. In July 2018, the U.S. Court of Appeals for the Ninth Circuit vacated in part, and reversed in part, the district court’s dismissal and remanded for further proceedings. In October 2018, the plaintiffs filed a second amended complaint with the district court, and, in November 2018, FirstSight filed a motion to dismiss. On March 23, 2020, the district court granted FirstSight’s motion to dismiss the second amended complaint. On April 24, 2020, the plaintiffs filed a third amended complaint. FirstSight filed a motion to dismiss the third amended complaint on May 8, 2020. On February 4, 2021, the district court granted FirstSight’s motion in part and denied it in part. FirstSight’s answer to the remaining claims was filed February 18, 2021. The parties participated in mediation on July 6, 2021 and, in order to avoid the burden and expense of litigation, agreed to a settlement of all claims alleged by the named plaintiffs.

In November 2019, the Company agreed to enter into a pre-litigation settlement with six former associates who asserted, on behalf of themselves and a proposed class, violations of the Fair Labor Standards Act and of California wage and hour laws. In order to avoid the burden and expense of litigation, and without admitting liability, the Company agreed to a settlement with the named claimants and all participating class members for a maximum settlement amount of $895,000. This settlement was submitted by the parties for approval through arbitration and an order granting final approval of the settlement and dismissing the action was issued by the arbitrator on July 13, 2021.

10. Segment Reporting

The Company provides its principal products and services through two reportable segments: Owned & Host and Legacy. The “Corporate/Other” category includes the results of operations of our other operating segments, AC Lens and FirstSight, as well as corporate overhead support. The “Reconciliations” category represents other adjustments to reportable segment results necessary for the presentation of consolidated financial results in accordance with U.S. GAAP for the two reportable segments. Beginning in the first quarter of 2021, incremental expenses related to the COVID-19 pandemic were allocated to the reportable segments but were included in the Corporate/Other category in 2020.     Changes in unearned revenue and deferred revenue recognized in the Reconciliations category reflect the effects of our stores being temporarily closed to the public for a portion of 2020.
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
Asset information is not included in the following summary since the CODM does not regularly review such information for the reportable segments.

	Three Months Ended July 3, 2021
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Net product services	$361,377	$26,855	$61,520	$8,454	$458,206
Net sales of services and plans	78,780	16,745	—	(4,242)	91,283
Total net revenue	440,157	43,600	61,520	4,212	549,489
Cost of products	98,539	12,910	53,683	1,896	167,028
Cost of services and plans	62,448	6,470	—	—	68,918
Total costs applicable to revenue	160,987	19,380	53,683	1,896	235,946
SG&A	158,913	14,802	60,520	—	234,235
Asset impairment	—	—	519	—	519
Other expense (income), net	—	—	(65)	—	(65)
Debt issuance costs	—	—	92	—	92
EBITDA	$120,257	$9,418	$(53,229)	$2,316
Depreciation and amortization					24,025
Interest expense, net					10,096
Earnings before income taxes					$44,641

	Three Months Ended June 27, 2020
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Net product sales	$177,430	$16,254	$50,472	$(34,449)	$209,707
Net sales of services and plans	34,275	9,159	—	6,866	50,300
Total net revenue	211,705	25,413	50,472	(27,583)	260,007
Cost of products	54,898	9,093	42,135	(8,491)	97,635
Cost of services and plans	38,573	4,572	—	—	43,145
Total costs applicable to revenue	93,471	13,665	42,135	(8,491)	140,780
SG&A	86,704	10,561	39,317	—	136,582
Asset impairment	—	—	2,411	—	2,411
Other expense (income), net	—	—	(92)	—	(92)
Debt issuance costs	—	—	136	—	136
EBITDA	$31,530	$1,187	$(33,435)	$(19,092)
Depreciation and amortization					21,924
Interest expense, net					15,502
Earnings (loss) before income taxes					$(57,236)

	Six Months Ended July 3, 2021
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Net product sales	$730,747	$54,275	$122,738	$(6,487)	$901,273
Net sales of services and plans	161,857	32,907	—	(12,368)	182,396
Total net revenue	892,604	87,182	122,738	(18,855)	1,083,669
Costs of products	195,643	25,769	106,709	(1,402)	326,719
Costs of services and plans	121,252	12,665	—	—	133,917
Total costs applicable to revenue	316,895	38,434	106,709	(1,402)	460,636
SG&A	308,876	29,095	119,857	—	457,828
Asset impairment	—	—	1,478	—	1,478
Other expense (income), net	—	—	(130)	—	(130)
Debt issuance costs	—	—	92	—	92
EBITDA	$266,833	$19,653	$(105,268)	$(17,453)
Depreciation and amortization					47,580
Interest expense, net					16,426
Earnings before income taxes					$99,759

	Six Months Ended June 27, 2020
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Net product sales	$459,343	$40,672	$117,044	$(14,511)	$602,548
Net sales of services and plans	99,589	21,198	—	6,376	127,163
Total net revenue	558,932	61,870	117,044	(8,135)	729,711
Costs of products	136,814	20,496	100,045	(3,350)	254,005
Costs of services and plans	94,167	11,162	—	—	105,329
Total costs applicable to revenue	230,981	31,658	100,045	(3,350)	359,334
SG&A	221,418	24,192	84,713	—	330,323
Asset impairment	—	—	13,766	—	13,766
Litigation settlement	—	—	4,395	—	4,395
Other expense (income), net	—	—	(158)	—	(158)
Debt issuance costs	—	—	136	—	136
EBITDA	$106,533	$6,020	$(85,853)	$(4,785)
Depreciation and amortization					46,734
Interest expense, net					22,957
Earnings (loss) before income taxes					$(47,776)

11. Earnings Per Share

Diluted EPS related to the 2025 Notes in the current year is calculated using the if-converted method; the number of dilutive shares is based on the initial conversion rate associated with the 2025 Notes. Prior to the fourth quarter of the fiscal year 2020, we intended to settle the principal amount of the outstanding 2025 Notes in cash and, therefore, used the treasury stock method for calculating the potential effect of dilutive securities related to the 2025 Notes, if applicable. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations is as follows:

	Three Months Ended		Six Months Ended
In thousands, except EPS	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income (loss)	$37,601	$(43,833)	$81,033	$(34,091)
After-tax interest expense for 2025 Notes	2,362	—	4,694	—
Numerator for diluted EPS	$39,963	$(43,833)	$85,727	$(34,091)
Weighted average shares outstanding for basic EPS	81,601	80,325	81,457	80,226
Effect of dilutive securities:
Stock options	1,215	—	1,306	—
Restricted stock	354	—	369	—
2025 Notes	12,912	—	12,912	—
Weighted average shares outstanding for diluted EPS	96,082	80,325	96,044	80,226
Basic EPS	$0.46	$(0.55)	$0.99	$(0.42)
Diluted EPS	$0.42	$(0.55)	$0.89	$(0.42)
Anti-dilutive options and RSUs outstanding excluded from EPS	110	2,458	74	2,512

12. Restricted Cash

The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated balance sheets to the total of cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows:

	Six Months Ended
In thousands	July 3, 2021	June 27, 2020
Cash and cash equivalents	$408,301	$256,292
Restricted cash included in other assets	1,347	1,341
Total cash, cash equivalents and restricted cash	$409,648	$257,633

13. Accumulated Other Comprehensive Loss

Changes in the fair value of the Company’s cash flow hedge derivative instruments from their inception are recorded in AOCL if the instruments are deemed to be highly effective as cash flow hedges. The following table presents the changes in AOCL, net of tax during the three and six months ended July 3, 2021 and June 27, 2020, respectively:

	Three Months Ended		Six Months Ended
In thousands	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Cash flow hedging activity:
Balance at beginning of period	$(5,296)	$(10,416)	$(4,400)	$(3,814)
Other comprehensive income (loss) before reclassification	—	(360)	(10)	(11,041)
Tax effect of other comprehensive income (loss) before reclassification	—	92	3	2,813
Amount reclassified from AOCL into interest expense	2,959	4,471	4,619	6,294
Tax effect of amount reclassified from AOCL into interest expense	(756)	(1,142)	(1,180)	(1,607)
Stranded tax effect of matured interest rate swaps	—	—	(2,125)	—
Net current period other comprehensive income (loss), net of tax	2,203	3,061	1,307	(3,541)
Balance at end of period	$(3,093)	$(7,355)	$(3,093)	$(7,355)
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
Overview
We are one of the largest and fastest growing optical retailers in the United States and a leader in the attractive value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best, regardless of their budget. Our mission is to make quality eye care and eyewear affordable and accessible to all Americans. We achieve this by providing eye exams, eyeglasses and contact lenses to value seeking and lower income consumers. We deliver exceptional value and convenience to our customers, with an opening price point that strives to be among the lowest in the industry, enabled by our low-cost operating platform. We reach our customers through a diverse portfolio of 1,249 retail stores across five brands and 19 consumer websites as of July 3, 2021.
COVID-19
We remain focused on our strategy to provide our customers and patients reliable and quality low cost eye care and eyewear by prioritizing the health and safety of our associates, customers and patients. We have taken a variety of measures, as described in Part I. Item 1A. “Risk Factors” and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2020 Annual Report on Form 10-K, which had a significant impact on our operations and performance of fiscal year 2020 and continue to have a significant impact on our operations and performance of fiscal year 2021. Please also refer to those Items for further discussion regarding the potential future impacts of COVID-19 and related economic conditions on us. We continue to monitor the evolving situation as there remain many uncertainties regarding the pandemic and more recent outbreaks of variants, including its anticipated duration, related healthcare authority guidelines and efficacy of vaccination initiatives. We could experience potential disruptions of product deliveries with the recent shutdowns in countries which support our supply chain. Prolonged periods of shutdown in these countries or a deterioration of conditions in other countries that are part of our supply chain could result in product availability delays, as well as potential increased costs to obtain and ship these products to meet customer demand. We will continue to evaluate additional measures that we may elect to take as a response to the pandemic, including, where appropriate, future action to reduce store hours and patient appointments or temporarily close stores. There can be no assurance whether or when any such measures will be adopted. Our net revenue in the current fiscal period increased compared to prior fiscal period due in part to strong customer demand, including the effects of our stores being temporarily closed to the public in fiscal year 2020 and government stimulus as a result of COVID-19.

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

Brand and Segment Information
Our operations consist of two reportable segments:
•Owned & Host - As of July 3, 2021, our owned brands consisted of 813 America’s Best Contacts and Eyeglasses retail stores and 123 Eyeglass World retail stores. In America’s Best stores, vision care services are provided by optometrists employed by us or by independent professional corporations or similar entities. America’s Best stores are primarily located in high-traffic strip centers next to value-focused retailers. Eyeglass World locations primarily feature eye care services provided by independent optometrists and optometrists employed by independent professional corporations or similar entities and on-site optical laboratories that enable stores to quickly fulfill many customer orders and make repairs on site. Eyeglass World stores are primarily located in freestanding or in-line locations near high-foot-traffic shopping centers. Our host brands consisted of 54 Vista Optical locations on select military bases and 29 Vista Optical locations within select Fred Meyer stores as of July 3, 2021. We have strong, long-standing relationships with our host partners and have maintained each partnership for over 21 years. These brands provide eye exams primarily by independent optometrists. All brands utilize our centralized laboratories. This segment also includes sales from our America’s Best, Eyeglass World, and Military omni-channel websites.
•Legacy - We manage the operations of, and supply inventory and laboratory processing services to, 230 Vision Centers in Walmart retail locations as of July 3, 2021. This strategic relationship with Walmart is in its 31st year. Pursuant to a January 2020 amendment to our management & services agreement with Walmart, we added five additional Vision Centers in Walmart stores in fiscal year 2020. On July 17, 2020, NVI and Walmart extended the current term and economics of the management & services agreement by three years to February 23, 2024. Under the management & services agreement, our responsibilities include ordering and maintaining merchandise inventory; arranging the provision of optometry services; providing managers and staff at each location; training personnel; providing sales receipts to customers; maintaining necessary insurance; obtaining and holding required licenses, permits and accreditations; owning and maintaining store furniture, fixtures and equipment; and developing annual operating budgets and reporting. We earn management fees as a result of providing such services and therefore we record revenue related to sales of products and product protection plans to our legacy partner’s customers on a net basis. Our management & services agreement also allows our legacy partner to collect penalties if the Vision Centers do not generate a requisite amount of revenues. No such penalties have been assessed under our current arrangement, which began in 2012. We also sell to our legacy partner merchandise that is stocked in retail locations we manage pursuant to a separate supplier agreement, and provide centralized laboratory services for the finished eyeglasses for our legacy partner’s customers in stores that we manage. We lease space from Walmart within or adjacent to each of the locations we manage and use this space for vision care services provided by independent optometrists or optometrists employed by us or by independent professional corporations or similar entities. During the six months ended July 3, 2021, sales associated with this arrangement represented 8.0% of consolidated net revenue. This exposes us to concentration of customer risk.

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
Trends and Other Factors Affecting Our Business
Various trends and other factors will affect or have affected our operating results, including:
Impact of COVID-19
The COVID-19 pandemic has had far-reaching impacts, directly and indirectly, on our operations. We continue to monitor the evolving situation as there remain many uncertainties regarding the pandemic and more recent outbreaks of variants, including anticipated duration, related healthcare authority guidelines and efficacy of vaccination initiatives, potential impacts on our lab network and potential disruptions of product deliveries. To date, we have been able to meet customer demand with operations at our laboratories and our supply chain partners. However, prolonged shutdowns in countries which support our supply chain or a deterioration of conditions in such countries and others could result in product availability delays. We could experience further material impacts as a result of COVID-19, including, but not limited to, charges from additional asset impairments, deferred tax valuation allowances and further changes in the effectiveness of our hedging instrument. We will continue to evaluate additional measures that we may elect to take as a response to the pandemic, including, where appropriate, future action to reduce store hours and patient appointments or temporarily close stores. There can be no assurance whether or when any such measures will be adopted. For a discussion of significant risks that have the potential to cause our actual results to differ materially from our expectations, refer to Part I. Item 1A. “Risk Factors,” included in our 2020 Annual Report on Form 10-K.

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
Interim results and seasonality
Historically, our business has realized a higher portion of net revenue, operating income, and cash flows from operations in the first half of the fiscal year, and a lower portion of net revenue, operating income, and cash flows from operations in the fourth fiscal quarter. This seasonality, and our interim results were impacted during fiscal year 2020 because our stores were temporarily closed to the public for a portion of the first half of the year due to the COVID-19 pandemic. Our net revenue in the current fiscal period is higher compared to the sales prior to the pandemic due to new store openings and strong customer demand, including the likely effects of our stores being temporarily closed to the public in fiscal year 2020 and government stimulus.
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
•Competition;
•Market wage pressure and unemployment levels; and
•Consolidation in the industry
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

	Three Months Ended		Six Months Ended
In thousands, except earnings per share, percentage and store data	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Revenue:
Net product sales	$458,206	$209,707	$901,273	$602,548
Net sales of services and plans	91,283	50,300	182,396	127,163
Total net revenue	549,489	260,007	1,083,669	729,711
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	167,028	97,635	326,719	254,005
Services and plans	68,918	43,145	133,917	105,329
Total costs applicable to revenue	235,946	140,780	460,636	359,334
Operating expenses:
Selling, general and administrative expenses	234,235	136,582	457,828	330,323
Depreciation and amortization	24,025	21,924	47,580	46,734
Asset impairment	519	2,411	1,478	13,766
Litigation settlement	—	—	—	4,395
Other expense (income), net	(65)	(92)	(130)	(158)
Total operating expenses	258,714	160,825	506,756	395,060
Income (loss) from operations	54,829	(41,598)	116,277	(24,683)
Interest expense, net	10,096	15,502	16,426	22,957
Debt issuance costs	92	136	92	136
Earnings (loss) before income taxes	44,641	(57,236)	99,759	(47,776)
Income tax provision (benefit)	7,040	(13,403)	18,726	(13,685)
Net income (loss)	$37,601	$(43,833)	$81,033	$(34,091)

Operating data:
Number of stores open at end of period	1,249	1,184	1,249	1,184
New stores opened during the period	20	17	45	40
Adjusted Operating Income	$65,581	$(34,427)	$133,249	$3,638
Diluted EPS	$0.42	$(0.55)	$0.89	$(0.42)
Adjusted Diluted EPS	$0.48	$(0.41)	$0.97	$(0.13)
Adjusted EBITDA	$87,735	$(14,354)	$177,085	$46,670

Percentage of net revenue:
Total costs applicable to revenue	42.9%	54.1%	42.5%	49.2%
Selling, general and administrative	42.6%	52.5%	42.2%	45.3%
Total operating expenses	47.1%	61.9%	46.8%	54.1%
Income (loss) from operations	10.0%	(16.0)%	10.7%	(3.4)%
Net income (loss)	6.8%	(16.9)%	7.5%	(4.7)%
Adjusted Operating Income	11.9%	(13.2)%	12.3%	0.5%
Adjusted EBITDA	16.0%	(5.5)%	16.3%	6.4%

Three Months Ended July 3, 2021 compared to Three Months Ended June 27, 2020
As a result of the COVID-19 pandemic, our retail stores were temporarily closed to the public beginning on March 19, 2020. We began reopening our stores to the public on April 27, 2020, and on June 8, 2020, we announced the successful completion of the reopening process. Comparisons of current year results to prior year results reflect the material and unprecedented impact of these temporary store closures.
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for the three months ended July 3, 2021 compared to the three months ended June 27, 2020.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Three Months Ended July 3, 2021	Three Months Ended June 27, 2020	July 3, 2021	June 27, 2020	Three Months Ended July 3, 2021		Three Months Ended June 27, 2020
Owned & Host segment
America’s Best	81.8%	(37.1)%	813	752	$372,846	67.9%	$176,196	67.8%
Eyeglass World	67.6%	(31.6)%	123	118	58,061	10.6%	30,357	11.7%
Military	65.0%	(44.6)%	54	54	6,007	1.1%	3,328	1.3%
Fred Meyer	61.1%	(48.6)%	29	29	3,243	0.6%	1,824	0.7%
Owned & Host segment total			1,019	953	$440,157	80.1%	$211,705	81.4%
Legacy segment	58.2%	(35.8)%	230	231	43,600	7.9%	25,413	9.8%
Corporate/Other	—%	—%	—	—	61,520	11.2%	50,472	19.4%
Reconciliations	—%	—%	—	—	4,212	0.8%	(27,583)	(10.6)%
Total	99.1%	(44.7)%	1,249	1,184	$549,489	100.0%	$260,007	100.0%
Adjusted Comparable Store Sales Growth(3)	76.7%	(36.5)%
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
(3)There are two differences between total comparable store sales growth based on consolidated net revenue and Adjusted Comparable Store Sales Growth: (i) Adjusted Comparable Store Sales Growth includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in a decrease of 21.6% and an increase of 8.1% from total comparable store sales growth based on consolidated net revenue for the three months ended July 3, 2021 and June 27, 2020, respectively, and (ii) Adjusted Comparable Store Sales Growth includes retail sales to the legacy partner’s customers (rather than the revenues recognized consistent with the management & services agreement with the legacy partner), resulting in a decrease of 0.8% and an increase of 0.1% from total comparable store sales growth based on consolidated net revenue for each of the three months ended July 3, 2021 and June 27, 2020.
Total net revenue of $549.5 million for the three months ended July 3, 2021 increased $289.5 million, or 111.3%, from $260.0 million for the three months ended June 27, 2020. This increase was primarily driven by comparable store sales growth from the effect of our stores being temporarily closed to the public in the second quarter of 2020, strong customer demand, government stimulus, and new store growth and maturation. Total net revenue was also positively impacted by changes in unearned revenue.
In the three months ended July 3, 2021, we opened 18 America’s Best stores and two Eyeglass World stores and closed one America’s Best store. Overall, store count grew 5.5% from June 27, 2020 to July 3, 2021 (61 and five net new America’s Best and Eyeglass World were added, respectively and one Legacy store was closed). The store count as of June 27, 2020 has been updated from the previously reported number.

Comparable store sales growth and Adjusted Comparable Store Sales Growth for the three months ended July 3, 2021 were 99.1% and 76.7%, respectively and were primarily driven by the effect of our stores being temporarily closed to the public for a portion of the three months ended June 27, 2020, strong customer demand and government stimulus.
Net product sales comprised 83.4% and 80.7% of total net revenue for the three months ended July 3, 2021 and June 27, 2020, respectively. Net product sales increased $248.5 million, or 118.5%, in the three months ended July 3, 2021 compared to the three months ended June 27, 2020, driven primarily by eyeglass sales and, to a lesser extent, contact lens sales. Net sales of services and plans increased $41.0 million, or 81.5%, driven primarily by eye exam sales.
Owned & Host segment net revenue. Net revenue increased $228.5 million, or 107.9%, driven primarily by comparable store sales growth and new store openings.
Legacy segment net revenue. Net revenue increased $18.2 million, or 71.6%, driven by comparable store sales growth, as well as increases in fees from our Legacy partner and eye exams.
Corporate/Other segment net revenue. Net revenue increased $11.0 million, or 21.9%, driven primarily by increases in wholesale fulfillment.
Net revenue reconciliations. Net revenue was positively impacted by $31.8 million due to the timing of unearned revenue for the three months ended July 3, 2021 compared to the three months ended June 27, 2020. The Company experienced a decrease in unearned revenue of $8.5 million compared to an increase in unearned revenue of $34.4 million for the three months ended July 3, 2021 and June 27, 2020, respectively, as well as an increase in deferred revenue of $4.2 million and a decrease of $6.9 million for the three months ended July 3, 2021 and June 27, 2020, respectively. The decrease in unearned revenue primarily resulted from higher sales at the end of the first quarter of 2021 compared to the prior period in 2020 when stores were temporarily closed to the public. The increase in deferred revenue is due to higher sales of warranties and club memberships.

Costs applicable to revenue
Costs applicable to revenue of $235.9 million for the three months ended July 3, 2021 increased $95.2 million, or 67.6%, from $140.8 million for the three months ended June 27, 2020. As a percentage of net revenue, costs applicable to revenue decreased from 54.1% for the three months ended June 27, 2020 to 42.9% for the three months ended July 3, 2021. This decrease as a percentage of net revenue was primarily driven by negative margin impacts from the temporary closure of our stores in the prior year that were not experienced in the 2021 period, increased eyeglass mix and lower growth in optometrist costs.
Costs of products as a percentage of net product sales decreased from 46.6% for the three months ended June 27, 2020 to 36.5% for the three months ended July 3, 2021, primarily driven by impact of the temporary store closures in fiscal year 2020, increased eyeglass mix and higher eyeglass margin.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales decreased from 30.9% for the three months ended June 27, 2020 to 27.3% for the three months ended July 3, 2021. The decrease was primarily driven by the impact of the temporary store closures in fiscal year 2020, increased eyeglass mix and higher eyeglass margin.
Legacy segment costs of products. Costs of products as a percentage of net product sales decreased from 55.9% for the three months ended June 27, 2020 to 48.1% for the three months ended July 3, 2021. The decrease was primarily driven by the impact of the temporary store closures in fiscal year 2020, increased eyeglass mix and a higher mix of managed care customer transactions versus non-managed care customer transactions. Legacy segment managed care net product revenue is recorded in net product sales while revenue associated with servicing non-managed care customers is recorded in net sales of services and plans. Eyeglass and contact lens product costs for both managed care and non-managed care net revenue are recorded in costs of products. Increases in managed care mix decrease costs of products as a percentage of net product sales and have a corresponding negative impact on costs of services as a percentage of net sales of services and plans in our Legacy segment.
Costs of services and plans as a percentage of net sales of services and plans decreased from 85.8% for the three months ended June 27, 2020 to 75.5% for the three months ended July 3, 2021. The decrease was primarily driven by the impact of temporary closure of our stores in fiscal year 2020, lower growth in optometrist costs and higher eye exam sales.

Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans in the Owned & Host segment decreased from 112.5% for the three months ended June 27, 2020 to 79.3% for the three months ended July 3, 2021. The decrease was primarily driven by the impact of the temporary store closures in fiscal year 2020, lower growth in optometrist costs and higher eye exam sales.
Legacy segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans in the Legacy segment decreased from 49.9% for the three months ended June 27, 2020 to 38.6% for the three months ended July 3, 2021. The decrease was primarily driven by the impact of the temporary store closures in fiscal year 2020, lower growth in optometrist costs and higher management fees from our Legacy partner.
Selling, general and administrative
SG&A of $234.2 million for the three months ended July 3, 2021 increased $97.7 million, or 71.5%, from the three months ended June 27, 2020. As a percentage of net revenue, SG&A decreased from 52.5% for the three months ended June 27, 2020 to 42.6% for the three months ended July 3, 2021. The decrease in SG&A as a percentage of net revenue was primarily driven by negative impacts from the temporary closure of our stores in the prior year that were not experienced in the 2021 period which contributed to leverage of store and corporate payroll and occupancy expenses as well as the decrease in unearned revenue, partially offset by higher advertising expenses. SG&A for the three months ended July 3, 2021 and June 27, 2020 includes $0.3 million and $2.5 million, respectively, of incremental costs directly related to adapting the Company’s operations during the COVID-19 pandemic; these costs were not reflected as adjustments for the Company’s presentation of non-GAAP measures below.
Owned & Host SG&A. SG&A as a percentage of net revenue decreased from 41.0% for the three months ended June 27, 2020 to 36.1% for the three months ended July 3, 2021, driven primarily by the impact of the temporary store closures in fiscal year 2020 which contributed to a leverage of payroll and occupancy expenses, partially offset by higher advertising expenses.
Legacy segment SG&A. SG&A as a percentage of net revenue decreased from 41.6% for the three months ended June 27, 2020 to 33.9% for the three months ended July 3, 2021, driven primarily by the impact of the temporary store closures in fiscal year 2020 and payroll leverage.
Depreciation and amortization
Depreciation and amortization expense of $24.0 million for the three months ended July 3, 2021 increased $2.1 million, or 9.6%, from $21.9 million for the three months ended June 27, 2020 primarily driven by new store openings.
Asset Impairment
We recognized $0.5 million for impairment primarily of tangible long-lived assets and ROU assets associated with our retail stores during the three months ended July 3, 2021, compared to $2.4 million recognized during the three months ended June 27, 2020. The store asset impairment charge is primarily related to our Owned & Host segment and is driven by lower than projected customer sales volume in certain stores, and other entity-specific assumptions. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and the likelihood that these scenarios would be ultimately realized; and the remaining useful lives of the assets. Asset impairment expenses were recognized in Corporate/Other.
Interest expense, net
Interest expense, net, of $10.1 million for the three months ended July 3, 2021 decreased $5.4 million, or 34.9%, from $15.5 million for the three months ended June 27, 2020. The decrease was primarily driven by changes in fair value of derivatives of $2.5 million and by a reduction in our term loan and revolving credit facility utilization.
Income tax provision
Our income tax expense for the three months ended July 3, 2021 reflected our statutory federal and state rate of 25.5%, offset by a discrete benefit of $4.1 million associated primarily with the exercise of stock options. In comparison, the income tax provision associated with the three months ended June 27, 2020 reflected income tax expense at our statutory federal and state rate of 25.5% and was reduced by a $0.3 million income tax benefit resulting from stock option exercises.

Six Months Ended July 3, 2021 compared to Six Months Ended June 27, 2020
As a result of the COVID-19 pandemic, our retail stores were temporarily closed to the public beginning on March 19, 2020. We began reopening our stores to the public on April 27, 2020, and on June 8, 2020, we announced the successful completion of the reopening process. Comparisons of current year results to prior year results reflect the material and unprecedented impact of these temporary store closures.
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for the six months ended July 3, 2021 compared to the six months ended June 27, 2020.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Six Months Ended July 3, 2021	Six Months Ended June 27, 2020	July 3, 2021	June 27, 2020	Six Months Ended July 3, 2021		Six Months Ended June 27, 2020
Owned & Host segment
America’s Best	54.9%	(22.2)%	813	752	$755,201	69.7%	$470,366	64.5%
Eyeglass World	57.1%	(21.2)%	123	118	118,836	11.0%	74,843	10.3%
Military	38.1%	(27.8)%	54	54	12,246	1.1%	8,970	1.2%
Fred Meyer	36.1%	(32.5)%	29	29	6,321	0.6%	4,753	0.7%
Owned & Host segment total			1,019	953	$892,604	82.4%	$558,932	76.6%
Legacy segment	42.6%	(24.4)%	230	231	87,182	8.0%	61,870	8.5%
Corporate/Other	—	—	—	—	122,738	11.3%	117,044	16.0%
Reconciliations	—	—	—	—	(18,855)	(1.7)%	(8,135)	(1.1)%
Total	48.9%	(23.0)%	1,249	1,184	$1,083,669	100.0%	$729,711	100.0%
Adjusted Comparable Store Sales Growth(3)	53.3%	(22.6)%
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
(3)There are two differences between total comparable store sales growth based on consolidated net revenue and Adjusted Comparable Store Sales Growth: (i) Adjusted Comparable Store Sales Growth includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in an increase of 4.4% and an increase of 0.3% from total comparable store sales growth based on consolidated net revenue for the six months ended July 3, 2021 and June 27, 2020, respectively, and (ii) Adjusted Comparable Store Sales Growth includes retail sales to the legacy partner’s customers (rather than the revenues recognized consistent with the management & services agreement with the legacy partner), resulting in an increase of 0.1% from total comparable store sales growth based on consolidated net revenue for the six months ended June 27, 2020.
Total net revenue of $1,083.7 million for the six months ended July 3, 2021 increased $354.0 million, or 48.5%, from $729.7 million for the six months ended June 27, 2020. This increase was primarily driven by comparable store sales growth driven by strong customer demand, including the effect of our stores being temporarily closed to the public for a portion of the six months ended June 27, 2020, government stimulus, and new store growth and maturation. Total net revenue was also positively impacted by changes in unearned revenue.
In the six months ended July 3, 2021, we opened 41 new America’s Best stores and four Eyeglass World stores and closed one America’s Best store; Overall, store count grew 5.5% from June 27, 2020 to July 3, 2021 (61, and five net new America’s Best and Eyeglass World stores were added, respectively, and one Legacy store was closed during the same period). The store count as of June 27, 2020 has been updated from the previously reported number.
Comparable store sales growth and Adjusted Comparable Store Sales Growth for the six months ended July 3, 2021 were 48.9% and 53.3%, respectively. The increases in comparable store sales growth and Adjusted Comparable Store Sales Growth were primarily driven by strong customer demand, including the effect of our stores being temporarily closed for a portion of the six months ended June 27, 2020 and government stimulus.

Net product sales comprised 83.2% and 82.6% of total net revenue for the six months ended July 3, 2021 and June 27, 2020, respectively. Net product sales increased $298.7 million, or 49.6%, in the six months ended July 3, 2021 compared to the six months ended June 27, 2020, primarily due to increased eyeglass sales and to a lesser extent increased contact lens sales. Net sales of services and plans increased $55.2 million, or 43.4%, primarily driven by eye exam revenue.
Owned & Host segment net revenue. Net revenue increased $333.7 million, or 59.7%, driven primarily by comparable store sales growth and new store openings.
Legacy segment net revenue. Net revenue increased $25.3 million, or 40.9%, driven by comparable store sales growth, increases in fees from our Legacy partner and eye exams.
Corporate/Other segment net revenue. Net revenue increased $5.7 million, or 4.9%, due to increases in wholesale fulfillment.
Net revenue reconciliations. The impact of reconciliations decreased net revenue by $10.7 million in the six months ended July 3, 2021 compared to the six months ended June 27, 2020. Reconciliations include an increase in unearned revenue of $6.5 million for the six months ended July 3, 2021 compared to an increase in unearned revenue of $14.5 million for the six months ended June 27, 2020, and an increase in deferred revenue of $12.4 million compared to a decrease of $6.4 million, for the six months ended July 3, 2021 and June 27, 2020, respectively. The increase in deferred revenue is due to higher sales of warranties and club memberships. Unearned revenue increased net revenue in the current year compared to prior year primarily due to higher sales at the end of the second quarter of 2020 after our stores reopened and customers made purchases reflective of demand that was not met during the temporary closure period.
Costs applicable to revenue
Costs applicable to revenue of $460.6 million for the six months ended July 3, 2021 increased $101.3 million, or 28.2%, from $359.3 million for the six months ended June 27, 2020. As a percentage of net revenue, costs applicable to revenue decreased from 49.2% for the six months ended June 27, 2020 to 42.5% for the six months ended July 3, 2021. This decrease as a percentage of net revenue was primarily driven by negative margin impacts from the temporary closure of our stores in the prior year that were not experienced in the 2021 period, lower growth in optometrist costs, increased eyeglass mix and higher eyeglass margin.
Costs of products as a percentage of net product sales decreased from 42.2% for the six months ended June 27, 2020 to 36.3% for the six months ended July 3, 2021, primarily driven by the impact of the temporary store closures in fiscal year 2020, increased eyeglass mix and higher eyeglass margin.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales decreased from 29.8% for the six months ended June 27, 2020 to 26.8% for the six months ended July 3, 2021 driven by the impact of the temporary store closures in fiscal year 2020, increased eyeglass mix and higher eyeglass margin.
Legacy segment costs of products. Costs of products as a percentage of net product sales decreased from 50.4% for the six months ended June 27, 2020 to 47.5% for the six months ended July 3, 2021. The decrease was primarily driven by impact of the temporary store closures in fiscal year 2020 and a higher mix of managed care customer transactions versus non-managed care customer transactions. Legacy segment managed care net product revenue is recorded in net product sales while revenue associated with servicing non-managed care customers is recorded in net sales of services and plans. Eyeglass and contact lens product costs for both managed care and non-managed care net revenue are recorded in costs of products. Increases in managed care mix decrease costs of products as a percentage of net product sales and have a corresponding negative impact on costs of services as a percentage of net sales of services and plans in our Legacy segment.
Costs of services and plans as a percentage of net sales of services and plans decreased from 82.8% for the six months ended June 27, 2020 to 73.4% for the six months ended July 3, 2021. The decrease was primarily driven by the impact of the temporary store closures in fiscal year 2020, lower growth in optometrist cost and higher eye exam sales.
Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans decreased from 94.6% for the six months ended June 27, 2020 to 74.9% for the six months ended July 3, 2021. The decrease was primarily driven by the impact of the temporary store closures in fiscal year 2020, lower growth in optometrist costs and higher eye exam sales.

Legacy segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans decreased from 52.7% for the six months ended June 27, 2020 to 38.5% for the six months ended July 3, 2021. The decrease was primarily driven by the impact of the temporary store closures in fiscal year 2020, higher management fees from our Legacy partner, higher eye exam sales and lower growth in optometrist costs.
Selling, general and administrative
SG&A of $457.8 million for the six months ended July 3, 2021 increased $127.5 million, or 38.6%, from the six months ended June 27, 2020. As a percentage of net revenue, SG&A decreased from 45.3% for the six months ended June 27, 2020 to 42.2% for the six months ended July 3, 2021. The decrease in SG&A as a percentage of net revenue was primarily driven by negative impacts from the temporary closure of our stores in the prior year that were not experienced in the 2021 period and leverage of store and corporate payroll and occupancy expenses, partially offset by higher advertising expenses and higher performance-based incentive compensation. SG&A for the six months ended July 3, 2021 and June 27, 2020 includes $0.7 million and $3.1 million, respectively, of incremental costs directly related to adapting the Company’s operations during the COVID-19 pandemic; of these costs, $0.6 million were reflected as adjustments for the Company’s presentation of non-GAAP measures below for the six months ended June 27, 2020.
Owned & Host SG&A. SG&A as a percentage of net revenue decreased from 39.6% for the six months ended June 27, 2020 to 34.6% for the six months ended July 3, 2021, driven primarily by the impact of the temporary store closures in fiscal year 2020 and payroll and occupancy leverage, partially offset by higher advertising expense.
Legacy segment SG&A. SG&A as a percentage of net revenue decreased from 39.1% for the six months ended June 27, 2020 to 33.4% for the six months ended July 3, 2021 primarily driven by the impact of the temporary store closures in fiscal year 2020 and payroll and occupancy leverage.
Depreciation and amortization
Depreciation and amortization expense of $47.6 million for the six months ended July 3, 2021 increased $0.8 million, or 1.8%, from $46.7 million for the six months ended June 27, 2020 primarily driven by new store openings.
Asset impairment
We recognized $1.5 million for impairment of tangible long-lived assets and ROU assets associated with our retail stores during the six months ended July 3, 2021 compared to $13.8 million recognized during the six months ended June 27, 2020. The store asset impairment charge is primarily related to our Owned & Host segment and is driven by lower than projected customer sales volume in certain stores, and other entity-specific assumptions. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and the likelihood that these scenarios would be ultimately realized; and the remaining useful lives of the assets. Asset impairment expenses were recognized in Corporate/Other.
Interest expense, net
Interest expense, net, of $16.4 million for the six months ended July 3, 2021 decreased $6.5 million, or 28.4%, from $23.0 million for the six months ended June 27, 2020. The decrease was primarily driven by changes in fair value of derivatives of $4.7 million and by a reduction in our term loan and revolving credit facility utilization, partially offset by expenses related to the 2025 Notes.
Income tax provision
Our income tax provision for the six months ended July 3, 2021 reflected our statutory federal and state rate of 25.5%, combined with a benefit of $6.6 million primarily with the exercise of stock options and for the stranded tax effect associated with our interest rate swaps that matured in the first quarter of 2021. In comparison, the income tax benefit for the six months ended June 27, 2020 reflected our statutory federal and state rate of 25.5% combined with a benefit of $3.0 million resulting from stock option exercises.

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
The following table reconciles our Adjusted Operating Income, Adjusted Operating Margin, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin to net income; and Adjusted Diluted EPS for the periods presented:

	Three Months Ended				Six Months Ended
In thousands	July 3, 2021		June 27, 2020		July 3, 2021		June 27, 2020
Net income (loss)	$37,601	6.8%	$(43,833)	(16.9)%	$81,033	7.5%	$(34,091)	(4.7)%
Interest expense	10,096	1.8%	15,502	6.0%	16,426	1.5%	22,957	3.1%
Income tax provision (benefit)	7,040	1.3%	(13,403)	(5.2)%	18,726	1.7%	(13,685)	(1.9)%
Stock compensation expense (a)	7,213	1.3%	3,352	1.3%	10,201	0.9%	5,445	0.7%
Asset impairment (b)	519	0.1%	2,411	0.9%	1,478	0.1%	13,766	1.9%
Litigation settlement (c)	—	—%	—	—%	—	—%	4,395	0.6%
Amortization of acquisition intangibles (d)	1,871	0.3%	1,851	0.7%	3,744	0.3%	3,702	0.5%
Other (g)	1,241	0.2%	(307)	(0.1)%	1,641	0.2%	1,149	0.2%
Adjusted Operating Income / Adjusted Operating Margin	$65,581	11.9%	$(34,427)	(13.2)%	$133,249	12.3%	$3,638	0.5%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding Some of the percentage totals in the table above do not foot due to rounding differences

	Three Months Ended				Six Months Ended
In thousands	July 3, 2021		June 27, 2020		July 3, 2021		June 27, 2020
Net income (loss)	$37,601	6.8%	$(43,833)	(16.9)%	$81,033	7.5%	$(34,091)	(4.7)%
Interest expense	10,096	1.8%	15,502	6.0%	16,426	1.5%	22,957	3.1%
Income tax provision (benefit)	7,040	1.3%	(13,403)	(5.2)%	18,726	1.7%	(13,685)	(1.9)%
Depreciation and amortization	24,025	4.4%	21,924	8.4%	47,580	4.4%	46,734	6.4%
EBITDA	78,762	14.3%	(19,810)	(7.6)%	163,765	15.1%	21,915	3.0%

Stock compensation expense (a)	7,213	1.3%	3,352	1.3%	10,201	0.9%	5,445	0.7%
Asset impairment (b)	519	0.1%	2,411	0.9%	1,478	0.1%	13,766	1.9%
Litigation settlement (c)	—	—%	—	—%	—	—%	4,395	0.6%
Other (g)	1,241	0.2%	(307)	(0.1)%	1,641	0.2%	1,149	0.2%
Adjusted EBITDA / Adjusted EBITDA Margin	$87,735	16.0%	$(14,354)	(5.5)%	$177,085	16.3%	$46,670	6.4%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding Some of the percentage totals in the table above do not foot due to rounding differences

	Three Months Ended		Six Months Ended
In thousands, except per share amounts	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Diluted EPS	$0.42	$(0.55)	$0.89	$(0.42)
Stock compensation expense (a)	0.08	0.04	0.11	0.07
Asset impairment (b)	0.01	0.03	0.02	0.17
Litigation settlement (c)	—	—	—	0.05
Amortization of acquisition intangibles (d)	0.02	0.02	0.04	0.05
Amortization of debt discount and deferred financing costs (e)	0.01	0.03	0.01	0.03
Losses (gains) on change in fair value of derivatives (f)	0.02	0.06	—	0.06
Other (j)	0.01	—	(0.01)	0.01
Tax benefit of stock option exercises (h)	(0.04)	—	(0.05)	(0.04)
Tax effect of total adjustments (i)	(0.04)	(0.05)	(0.05)	(0.12)
Adjusted Diluted EPS	$0.48	$(0.41)	$0.97	$(0.13)

Weighted average diluted shares outstanding	96,082	80,325	96,044	80,226
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
(d)Amortization of the increase in carrying values of finite-lived intangible assets resulting from the application of purchase accounting following the acquisition of the Company by affiliates of KKR & Co. Inc. (the “KKR Acquisition”).
(e)Amortization of deferred financing costs and other non-cash charges related to our long-term debt. We adjust for amortization of costs related to the 2025 Notes only when adjustment for these costs is not required in the calculation of diluted earnings per share according to U.S. GAAP. Amortization of debt discount and deferred financing costs in aggregate total $1.0 million and $2.5 million for the three months ended July 3, 2021 and June 27, 2020, respectively, and $1.2 million and $2.7 million for the six months ended July 3, 2021 and June 27, 2020, respectively.
(f)Reflects losses (gains) recognized in interest expense on change in fair value of de-designated hedges of $2.4 million and $4.9 million for the three months ended July 3, 2021 and June 27, 2020, respectively, and $0.1 million and $4.9 million for the six months ended July 3, 2021 and June 27, 2020, respectively.

(g)Other adjustments include amounts that management believes are not representative of our operating performance (amounts in brackets represent reductions in Adjusted Operating Income, Adjusted Diluted EPS and Adjusted EBITDA), including the amortization impact of adjustments related to the KKR Acquisition, (e.g., fair value of leasehold interests) of $0.1 million for each of the three months ended July 3, 2021 and June 27, 2020, respectively, and $0.2 million for each of the six months ended July 3, 2021 and June 27, 2020, respectively; costs of severance and relocation of $0.7 million and $0.2 million for the three months ended July 3, 2021 and June 27, 2020, respectively, $0.8 million and $0.5 million for the six months ended July 3, 2021 and June 27, 2020, respectively; excess payroll taxes related to stock option exercises of $0.2 million for the three months ended July 3, 2021, and $0.3 million for each of the six months ended July 3, 2021 and June 27, 2020, respectively; incremental costs directly related to adapting the Company’s operations during the COVID-19 pandemic of $0.6 million for the six months ended June 27, 2020; and other expenses and adjustments totaling $0.2 million and $(0.7) million for the three months ended July 3, 2021 and June 27, 2020, respectively, and $0.3 million and $(0.5) million for the six months ended July 3, 2021 and June 27, 2020, respectively.
(h)Tax benefit associated with accounting guidance requiring excess tax benefits related to stock option exercises to be recorded in earnings as discrete items in the reporting period in which they occur.
(i)Represents the income tax effect of the total adjustments at our combined statutory federal and state income tax rates.
(j)Reflects other expenses in (g) above, including the impact of stranded tax effect of $(2.1) million for the six months ended July 3, 2021 associated with our interest rate swaps that matured in 2021.
Liquidity and Capital Resources
Our primary cash needs are for inventory, payroll, store rent, advertising, capital expenditures associated with new stores and updating existing stores, as well as information technology and infrastructure, including our corporate office, distribution centers, and laboratories. When appropriate, the Company may utilize excess liquidity towards debt service requirements, including voluntary debt prepayments, or required interest and principal payments, if any, as well as repurchases of common stock, based on excess cash flows. We continue to prioritize cash conservation and prudent use of cash, while safely conducting normal operations. The most significant components of our operating assets and liabilities are inventories, accounts receivable, prepaid expenses and other assets, accounts payable, deferred and unearned revenue and other payables and accrued expenses. While we have historically exercised prudence in our use of cash, the COVID-19 pandemic has required us to closely monitor various items related to cash flow including, but not limited to, cash receipts, cash disbursements, payment terms and alternative sources of funding. We continue to be focused on these items in addition to other key measures we use to determine how our consolidated business and operating segments are performing. We believe that cash on hand, cash expected to be generated from operations and the availability of borrowings under our revolving credit facility will be sufficient to fund our working capital requirements, liquidity obligations, anticipated capital expenditures, and payments due under our existing debt for at least the next 12 months. Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the refinancing or issuance of debt, issuance of equity or other securities, the proceeds of which could provide additional liquidity for our operations, as well as further modifications to our term loan where possible. However, our ability to maintain sufficient liquidity may be affected by numerous factors, many of which are outside our control. We primarily fund our working capital needs using cash provided by operations.
As of July 3, 2021, we had $408.3 million in cash and cash equivalents and $293.6 million of availability under our revolving credit facility, which includes $6.4 million in outstanding letters of credit.
As of July 3, 2021, we have outstanding $402.5 million aggregate principal of the 2025 Notes. The 2025 Notes are senior unsecured obligations, and interest on the 2025 Notes is paid semi-annually. As of July 3, 2021, the 2025 Notes can be converted by holders. Upon conversion of the 2025 Notes we can choose to settle in cash, shares or a combination. Based on the initial conversion rate, the 2025 Notes are convertible into 12.9 million shares of our common stock; however we reserved for the possible issuance of 16.5 million shares, which is the maximum amount that could be issued upon conversion. See Note 11. “Earnings Per Share” for the treatment of earnings per share in relation to the 2025 Notes.
As of July 3, 2021, we had $200.0 million of term loan outstanding under our credit agreement. We were in compliance with all covenants related to our long-term debt as of July 3, 2021. Our working capital requirements for inventory will increase as we continue to open additional stores.

The following table summarizes cash flows provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended
In thousands	July 3, 2021	June 27, 2020
Cash flows provided by (used for):
Operating activities	$189,808	$71,420
Investing activities	(38,790)	(25,531)
Financing activities	(116,529)	171,437
Net increase in cash, cash equivalents and restricted cash	$34,489	$217,326
Net Cash Provided by Operating Activities
Cash flows provided by operating activities increased $118.4 million from $71.4 million during the six months ended June 27, 2020 to $189.8 million for the six months ended July 3, 2021. The increase in net cash provided by operating activities consisted of an increase in net income of $115.1 million, due primarily to growth in sales during the six months ended July 3, 2021, and an increase of non-cash expense items of $12.0 million including an increase in deferred income taxes of $28.3 million partially offset by a decrease in asset impairment charges of $12.3 million.
Changes in net working capital and other assets and liabilities used $8.8 million in cash compared to the six months ended June 27, 2020. Working capital was most significantly impacted by changes in accounts receivable, inventories, deferred and unearned revenue, and other liabilities. Decreases in accounts receivable contributed $16.8 million in year-over-year cash, primarily reflective of the $10.8 million receivable recorded as a result of the employee retention credits made available under the CARES Act for US employees during the six months ended June 27, 2020 and year-over-year decreases in credit card receivables during the six months ended July 3, 2021 compared to the same period of 2020. Increases in inventories used $17.0 million in year-over-year cash, primarily due to increased purchases. Decreases in other liabilities during the six months ended July 3, 2021 used $16.3 million in year-over-year cash primarily due to decreases in compensation related accruals primarily due to payment of CARES Act deferred employer payroll taxes, timing of litigation settlements, and decreases in lease concessions and deferrals.
Offsetting these items were changes in deferred and unearned revenue, which contributed $10.8 million in year-over-year cash primarily due to a $18.7 million increase in year-over-year cash driven by growth in eye care membership and product protection plan sales, partially offset by year-over-year decreases in unearned revenue during the six months ended July 3, 2021 compared to the same period of 2020.
Net Cash Used for Investing Activities
Net cash used for investing activities increased by $13.3 million, to $38.8 million, during the six months ended July 3, 2021 from $25.5 million during the six months ended June 27, 2020. The increase was primarily due to increased new store openings. Approximately 80% of our capital spend is related to our expected growth (i.e., new stores, optometric equipment, additional capacity in our optical laboratories and distribution centers, and our IT infrastructure, including omni-channel platform related investments).
Net Cash Provided By (Used For) Financing Activities
Net cash provided by (used for) financing activities decreased $288.0 million, from $171.4 million provision of cash during the six months ended June 27, 2020 to $116.5 million use of cash during the six months ended July 3, 2021. The decrease in cash provided by financing activities was primarily due to the prepayment of our term-loan long-term debt in the current fiscal year compared to borrowings of long-term debt in the prior year. The Company made voluntary term loan prepayments of $117.4 million during the six months ended July 3, 2021 compared to proceeds of $548.8 million from the issuance of the 2025 Notes and borrowings on our revolving credit facility partially offset by principal payments on long-term debt of $369.3 million during the six months ended June 27, 2020.
Credit Agreement Amendment
The Company also amended its credit agreement to, among other things, add customary LIBOR replacement provisions, modify the applicable margins used to calculate the rate of interest payable on the first lien term loans thereunder, modify certain financial covenants related to maximum leverage and minimum interest coverage and remove the LIBOR floor, such that LIBOR shall be deemed to be no less than 0.00% per annum (instead of 1.00% per annum previously in effect).

Capitalized terms used but not defined herein shall have the meanings assigned to such terms in our credit agreement. Pursuant to our credit agreement, the Company will not permit (i) the Consolidated Total Debt to Consolidated EBITDA Ratio to be negative or greater than (x) 4.50 to 1.00 with respect to the last day of the Company’s second and third fiscal quarters of 2021 and (y) 4.25 to 1.00 from and after the last day of the Company’s fourth fiscal quarter of 2021, subject to certain step-ups after the consummation of a Material Acquisition, or (ii) the Consolidated Interest Coverage Ratio of the Company as of the last day of any fiscal quarter of the Company to be less than 3.00 to 1.00. We were in compliance with all covenants related to our long-term debt as of July 3, 2021. Refer to Note 4. “Long-term Debt” for more information.
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
As of July 3, 2021, $200.0 million of term loan borrowings were subject to variable interest rates, with a weighted average borrowing rate of 2.5%. An increase to market rates of 1.0% as of July 3, 2021 would not result in a material increase to interest expense. Assuming a decrease to market rates of 1.0% as of July 3, 2021, the resulting increase to interest expense related to the interest rate derivative would be approximately $10 million. For more information about quantitative and qualitative disclosures about market risk, please see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in Part II. of the 2020 Annual Report on Form 10-K.

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
In accordance with Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 3, 2021. Based on that evaluation, the CEO and the CFO have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic filings with the SEC is made known to them in a timely manner.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the second quarter of fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most corporate employees of the Company began working remotely due to the COVID-19 pandemic, though we will continue to assess the impact on the design and operating effectiveness of our internal controls.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
Exhibit Index

Exhibit No.	Exhibit Description
3.1	Third Amended and Restated Certificate of Incorporation of National Vision Holdings, Inc. -incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 10, 2021.
3.2	Third Amended and Restated Bylaws of National Vision Holdings, Inc. -incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 10, 2021.
10.1	Amendment No. 2, dated June 2, 2021, the Amended and Restated Credit Agreement, dated as of July, 18, 2019, by and among Nautilus Acquisition Holdings, Inc., National Vision, Inc., certain subsidiaries of National Vision, Inc., as guarantors, Bank of America, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto -incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2021.
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the Company’s Quarterly report on Form 10-Q for the quarter ended July 3, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Vision Holdings, Inc.

Dated: August 12, 2021	By:	/s/ L. Reade Fahs
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 12, 2021	By:	/s/ Patrick R. Moore
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)