Form 10-Q
period 2021-10-02
National Vision Holdings, Inc.
filed 2021-11-10
CIK 1710155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2021
Common stock, $0.01 par value	82,700,895

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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth in Part II, Item 1A - “Risk Factors” in this Form 10-Q and Part I, Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended January 2, 2021 (the “2020 Annual Report on Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”), as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov, and also include the following:
•the COVID-19 pandemic and its resurgence and variants, and the impact of evolving federal, state, and local governmental actions in response thereto, including risks stemming from vaccination and testing programs and mandates;
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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of October 2, 2021 and January 2, 2021
In Thousands, Except Par Value
(Unaudited)

ASSETS	As of October 2, 2021	As of January 2, 2021
Current assets:
Cash and cash equivalents	$439,117	$373,903
Accounts receivable, net	54,080	57,989
Inventories	124,637	111,274
Prepaid expenses and other current assets	28,553	23,484
Total current assets	646,387	566,650

Property and equipment, net	333,820	341,293
Other assets:
Goodwill	777,613	777,613
Trademarks and trade names	240,547	240,547
Other intangible assets, net	43,893	49,511
Right of use assets	344,341	340,141
Other assets	18,870	17,743
Total non-current assets	1,759,084	1,766,848
Total assets	$2,405,471	$2,333,498
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,124	$64,861
Other payables and accrued expenses	98,749	110,309
Unearned revenue	35,328	32,657
Deferred revenue	68,763	58,899
Current maturities of long-term debt and finance lease obligations	4,418	3,598
Current operating lease obligations	65,454	58,356
Total current liabilities	348,836	328,680

Long-term debt and finance lease obligations, less current portion and debt discount	615,620	651,763
Non-current operating lease obligations	325,786	327,371
Other non-current liabilities:
Deferred revenue	23,992	20,828
Other liabilities	13,586	17,415
Deferred income taxes, net	89,094	80,939
Total other non-current liabilities	126,672	119,182
Commitments and contingencies (See Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 83,667 and 82,183 shares issued as of October 2, 2021 and January 2, 2021, respectively; 82,693 and 81,239 shares outstanding as of October 2, 2021 and January 2, 2021, respectively	836	821
Additional paid-in capital	748,422	795,697
Accumulated other comprehensive loss	(2,840)	(4,400)
Retained earnings	272,176	142,880
Treasury stock, at cost; 974 and 944 shares as of October 2, 2021 and January 2, 2021, respectively	(30,037)	(28,496)
Total stockholders’ equity	988,557	906,502
Total liabilities and stockholders’ equity	$2,405,471	$2,333,498
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three and Nine Months Ended October 2, 2021 and September 26, 2020
In Thousands, Except Earnings Per Share
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Revenue:
Net product sales	$425,594	$403,336	$1,326,867	$1,005,884
Net sales of services and plans	92,411	82,017	274,807	209,180
Total net revenue	518,005	485,353	1,601,674	1,215,064
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	158,371	148,274	485,090	402,279
Services and plans	68,087	62,535	202,004	167,864
Total costs applicable to revenue	226,458	210,809	687,094	570,143
Operating expenses:
Selling, general and administrative expenses	218,214	190,518	676,042	520,841
Depreciation and amortization	25,059	22,236	72,639	68,970
Asset impairment	—	7,150	1,478	20,916
Litigation settlement	—	—	—	4,395
Other expense (income), net	(2,437)	(154)	(2,567)	(312)
Total operating expenses	240,836	219,750	747,592	614,810
Income from operations	50,711	54,794	166,988	30,111
Interest expense, net	5,743	12,475	22,169	35,432
Debt issuance costs	—	—	92	136
Earnings (loss) before income taxes	44,968	42,319	144,727	(5,457)
Income tax provision (benefit)	3,976	7,030	22,702	(6,655)
Net income	$40,992	$35,289	$122,025	$1,198

Earnings per share:
Basic	$0.50	$0.44	$1.49	$0.01
Diluted	$0.45	$0.42	$1.34	$0.01
Weighted average shares outstanding:
Basic	82,290	80,676	81,729	80,376
Diluted	96,508	83,795	96,193	82,718

Comprehensive income (loss):
Net income	$40,992	$35,289	$122,025	$1,198
Unrealized gain (loss) on hedge instruments	340	1,894	4,949	(2,853)
Tax provision (benefit) of unrealized gain (loss) on hedge instruments	87	483	3,389	(723)
Comprehensive income (loss)	$41,245	$36,700	$123,585	$(932)
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
For the Three and Nine Months Ended October 2, 2021
In Thousands
(Unaudited)

	Three and Nine Months Ended October 2, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balances at January 2, 2021	81,239	$821	$795,697	$(4,400)	$142,880	$(28,496)	$906,502
Cumulative effect of change in accounting principle	—	—	(71,385)	—	7,271	—	(64,114)
Balances at January 3, 2021 - as adjusted	81,239	821	724,312	(4,400)	150,151	(28,496)	842,388
Issuance of common stock	174	2	1,056	—	—	—	1,058
Stock based compensation	—	—	2,971	—	—	—	2,971
Purchase of treasury stock	(28)	—	—	—	—	(1,421)	(1,421)
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	(896)	—	—	(896)
Net income	—	—	—	—	43,432	—	43,432
Balances at April 3, 2021	81,385	$823	$728,339	$(5,296)	$193,583	$(29,917)	$887,532
Issuance of common stock	471	5	3,863	—	—	—	3,868
Stock based compensation	—	—	7,178	—	—	—	7,178
Purchase of treasury stock	(1)	—		—	—	(45)	(45)
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	2,203	—	—	2,203
Net income	—	—	—	—	37,601	—	37,601
Balances at July 3, 2021	81,855	$828	$739,380	$(3,093)	$231,184	$(29,962)	$938,337
Issuance of common stock	839	8	5,423	—	—	—	5,431
Stock based compensation	—	—	3,619	—	—	—	3,619
Purchase of treasury stock	(1)	—	—	—	—	(75)	(75)
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	253	—	—	253
Net income	—	—	—	—	40,992	—	40,992
Balances at October 2, 2021	82,693	$836	$748,422	$(2,840)	$272,176	$(30,037)	$988,557

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

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended October 2, 2021 and September 26, 2020
In Thousands
(Unaudited)

	Nine Months Ended
	October 2, 2021	September 26, 2020
Cash flows from operating activities:
Net income	$122,025	$1,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,639	68,970
Amortization of debt discount and deferred financing costs	3,140	7,248
Asset impairment	1,478	20,916
Deferred income tax expense (benefit)	23,585	(6,735)
Stock based compensation expense	13,866	8,335
Losses (gains) on change in fair value of derivatives	(421)	4,596
Inventory adjustments	1,546	3,502
Other	(242)	4,238
Changes in operating assets and liabilities:
Accounts receivable	2,746	(5,685)
Inventories	(14,909)	12,354
Operating lease right of use assets and lease liabilities	(456)	(1,258)
Other assets	(6,813)	1,044
Accounts payable	11,263	27,847
Deferred and unearned revenue	15,699	16,940
Other liabilities	(11,339)	40,206
Net cash provided by operating activities	233,807	203,716
Cash flows from investing activities:
Purchase of property and equipment	(58,920)	(40,837)
Other	2,475	323
Net cash used for investing activities	(56,445)	(40,514)
Cash flows from financing activities:
Borrowings on long-term debt, net of discounts	—	548,769
Repayments on long-term debt	(117,375)	(369,269)
Proceeds from exercise of stock options	11,170	10,478
Purchase of treasury stock	(1,414)	(93)
Payments of debt issuance costs	(900)	(12,462)
Payments on finance lease obligations	(3,546)	(2,517)
Net cash provided by (used for) financing activities	(112,065)	174,906
Net change in cash, cash equivalents and restricted cash	65,297	338,108
Cash, cash equivalents and restricted cash, beginning of year	375,159	40,307
Cash, cash equivalents and restricted cash, end of period	$440,456	$378,415

Supplemental cash flow disclosure information:
Cash paid for interest	$17,316	$19,508
Cash paid (received) for taxes	$9,293	$(693)
Capital expenditures accrued at the end of the period	$10,455	$13,516
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Basis of Presentation
Nature of Operations
National Vision Holdings, Inc. (“NVHI,” the “Company,” “we,” “our,” or “us”) is a holding company whose operating subsidiaries include its indirect wholly owned subsidiary, National Vision, Inc. (“NVI”) and NVI’s wholly owned subsidiaries. We are a leading value retailer of eyeglasses and contact lenses in the United States. We operated 1,262 and 1,205 retail optical locations in the United States and its territories as of October 2, 2021 and January 2, 2021, respectively, through our five store brands, including America’s Best Contacts and Eyeglasses (“America’s Best”), Eyeglass World, Vista Optical locations on select U.S. Army/Air Force military bases (“Military”) and within select Fred Meyer stores, and our management & services arrangement with Walmart (“Legacy”).
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
Certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted; however, we believe that the disclosures included herein are sufficient for a fair presentation of the information presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the fiscal year ended January 2, 2021 included in the 2020 Annual Report on Form 10-K. The Company’s significant accounting policies are set forth in Note 1 within those consolidated financial statements. We use the same accounting policies in preparing interim condensed consolidated financial information and annual consolidated financial statements. There were no changes to our significant accounting policies during the nine months ended October 2, 2021, except for the adoption of Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). See “Adoption of New Accounting Pronouncements” below for further discussion.
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

Seasonality
The consolidated results of operations for the three and nine months ended October 2, 2021 and September 26, 2020, are not necessarily indicative of the results to be expected for the full fiscal year due to seasonality and uncertainty of general economic conditions that may impact our key end markets. Historically, our business has realized a higher portion of net revenue, income from operations, and cash flows from operations in the first half of the year, and a lower portion of net revenue, income from operations, and cash flows from operations in the fourth fiscal quarter. The first half seasonality is attributable primarily to the timing of our customers’ personal income tax refunds and annual health insurance program start/reset periods. Seasonality related to fourth quarter holiday spending by retail customers generally does not impact our business. Our quarterly consolidated results generally may also be affected by the timing of new store openings, store closings, and certain holidays.
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
Income Taxes
Our income tax provision for the three months ended October 2, 2021 and September 26, 2020 reflected our statutory federal and state rate of 25.5%, offset by discrete benefits from stock option exercises of $9.1 million and $3.0 million, respectively. Our income tax provision (benefit) for the nine months ended October 2, 2021 and September 26, 2020 reflected our statutory federal and state rate of 25.5% offset by discrete benefits from stock option exercises of $13.6 million and $6.0 million, respectively, and a stranded tax effect of $2.1 million associated with our matured interest rate swaps during the nine months ended October 2, 2021.
Sale of Equity Method Investee
During the third quarter of fiscal year 2021, the Company’s equity method investee was acquired by a third party and in connection therewith the Company sold all of its ownership interests and received $2.4 million upon the consummation of the sale. These proceeds were included in the investing section of the Condensed Consolidated Statements of Cash Flows for the nine months ended October 2, 2021. As a result of this transaction, and as the carrying value of the investment was zero, the Company recorded a gain on sale of equity method investment of $2.4 million in Other expense (income), net on the Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2021. In connection with the transaction, the Company is a party to an earnout agreement whereby we may be entitled to certain variable earnout payments based upon the achievement by the investee of certain performance metrics over a one year period. The Company will recognize income for payments received under the earnout once they are realized or realizable.
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

The following tables summarize the impact of adoption on the Company’s condensed consolidated statement of operations for the three and nine months ended October 2, 2021:

	Three Months Ended October 2, 2021
In thousands (except earnings per share)	With ASU 2020-06 Adoption	Without ASU 2020-06 Adoption	Impact of Adoption

Income from operations	$50,711	$50,711	$—
Interest expense, net	5,743	9,829	(4,086)
Earnings before income taxes	44,968	40,882	4,086
Income tax provision	3,976	3,046	930
Net income	$40,992	$37,836	$3,156
Earnings per share:
Basic	$0.50	$0.46	$0.04
Diluted	$0.45	$0.45	$—
Impact of adoption on basic earnings per share is calculated using impact on net income divided by basic weighted average shares outstanding during the period.

	Nine Months Ended October 2, 2021
In thousands (except earnings per share)	With ASU 2020-06 Adoption	Without ASU 2020-06 Adoption	Impact of Adoption

Income from operations	$166,988	$166,988	$—
Interest expense, net	22,169	34,005	(11,836)
Debt issuance costs	92	92	—
Earnings before income taxes	144,727	132,891	11,836
Income tax provision	22,702	20,056	2,646
Net income	$122,025	$112,835	$9,190
Earnings per share:
Basic	$1.49	$1.38	$0.11
Diluted	$1.34	$1.34	$—
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

2. Details of Certain Balance Sheet Accounts

In thousands	As of October 2, 2021	As of January 2, 2021
Accounts receivable, net:
Trade receivables	$29,356	$28,405
Credit card receivables	18,606	21,557
Other receivables	6,644	8,460
Allowance for credit losses	(526)	(433)
	$54,080	$57,989

In thousands	As of October 2, 2021	As of January 2, 2021
Inventories:
Raw materials and work in process (1)	$65,094	$55,473
Finished goods	59,543	55,801
	$124,637	$111,274
(1)Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not separately present raw materials and work in process.

In thousands	As of October 2, 2021	As of January 2, 2021
Other payables and accrued expenses:
Associate compensation and benefits (1)	$39,466	$51,081
Advertising	3,219	2,173
Self-insurance liabilities	9,519	8,650
Reserves for customer returns and remakes	7,274	8,084
Capital expenditures	10,455	8,455
Legacy management & services agreement	5,649	5,386
Fair value of derivative liabilities	4,023	5,116
Supplies and other store support expenses	2,353	3,461
Litigation settlements	637	1,107
Lease concessions	491	3,142
Other	15,663	13,654
	$98,749	$110,309
 (1) Includes the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act deferred employer payroll taxes in the amount of $0.0 million and $12.8 million as of October 2, 2021 and January 2, 2021, respectively.

In thousands	As of October 2, 2021	As of January 2, 2021
Other non-current liabilities:
Fair value of derivative liabilities	$3,385	$7,663
Self-insurance liabilities	7,761	7,046
Other	2,440	2,706
	$13,586	$17,415

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
Nonrecurring fair value measurements
Tangible Long-lived and Right of Use (“ROU”) Store Assets
We recognized no impairments during the three months ended October 2, 2021, and $1.5 million during the nine months ended October 2, 2021, respectively, related to our long-lived tangible store assets and ROU assets. The impairments were primarily driven by lower than projected customer sales volume in certain stores. The cash flows used in estimating fair value were discounted using a market rate of 7.5%. We consider market-based indications of prevailing rental rates for retail space, market participant discount rates, and lease incentives when estimating the fair values of ROU assets. A decrease in the estimated cash flows would lead to a lower fair value measurement, as would an increase in the discount rate. These non-recurring fair value measurements are classified as Level 3 measurements in the fair value hierarchy. The estimated remaining fair value of the assets impaired during the nine months ended October 2, 2021 was $2.9 million; this value includes fair value estimates related to impairments recorded in the first and second quarters of 2021. Substantially all of the remaining fair value of the impaired store assets in fiscal year 2021 represents the fair value of ROU assets.
Additional fair value information
Long-term Debt - 2025 Notes
The Company has $402.5 million in aggregate principal amount of 2.50% convertible senior notes due on May 15, 2025 (the “2025 Notes”) issued and outstanding as of October 2, 2021. Refer to Note 4. “Long-term Debt” for more information on the 2025 Notes. The estimated fair value of the 2025 Notes was approximately $757.7 million and $655.3 million as of October 2, 2021 and January 2, 2021, respectively. The estimated fair value of the 2025 Notes is based on the prices the 2025 Notes have traded in the market as of October 2, 2021, as well as overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity date, and represents a Level 2 measurement in the fair value hierarchy.

4. Long-term Debt

Long-term debt consists of the following:

In thousands	As of October 2, 2021	As of January 2, 2021
2025 Notes, due May 15, 2025	$402,500	$402,500
Term loan, due July 18, 2024	200,000	317,375
Long-term debt before debt discount	602,500	719,875
Unamortized discount and issuance costs - 2025 Notes	(8,572)	(93,123)
Unamortized discount and issuance costs - term loan	(1,402)	(2,141)
Long-term debt less debt discount	592,526	624,611
Less current maturities	—	—
Long-term debt - non-current portion	592,526	624,611
Finance lease obligations	27,512	30,750
Less current maturities	(4,418)	(3,598)
Long-term debt and finance lease obligations, less current portion and debt discount	$615,620	$651,763

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
As a result of the principal prepayments made by the Company, we have no additional mandatory principal payments on the remaining term loan balance until maturity on July 18, 2024.
Capitalized terms used but not defined herein shall have the meanings assigned to such terms in our credit agreement. Pursuant to our credit agreement, the Company will not permit (i) the Consolidated Total Debt to Consolidated EBITDA Ratio to be negative or greater than (x) 4.50 to 1.00 with respect to the last day of the Company’s second and third fiscal quarters of 2021 and (y) 4.25 to 1.00 from and after the last day of the Company’s fourth fiscal quarter of 2021, subject to certain step-ups after the consummation of a Material Acquisition, or (ii) the Consolidated Interest Coverage Ratio of the Company as of the last day of any fiscal quarter of the Company to be less than 3.00 to 1.00. We were in compliance with all covenants related to our long-term debt as of October 2, 2021. See Note 14. “Subsequent Events” for developments on our term loan occurring after the date of the financial statements.
2025 Notes
The Company adopted ASU 2020-06 as of January 3, 2021. ASU 2020-06 eliminates the cash conversion and the beneficial conversion feature models. Under the new convertible debt framework, the Company eliminated the equity components and increased the debt balance. Refer to Note 1. “Description of Business and Basis of Presentation” for further discussion of the adoption of ASU 2020-06. As a result of adopting ASU 2020-06, our effective interest rate decreased from 9.1% as of January 2, 2021 to 3.2% starting in the first quarter of 2021. We recognized $2.5 million and $0.6 million in interest expense for the interest coupon and amortization of issuance costs, respectively, during the three months ended October 2, 2021 and $7.5 million and $1.6 million, respectively during the nine months ended October 2, 2021. As of October 2, 2021, the remaining period for the unamortized debt issuance costs balance was approximately four years.
As of October 2, 2021, the 2025 Notes can be converted by holders. The conversion rate will be subject to adjustment upon the occurrence of certain specified events including, but not limited to: issuance of stock dividends, splits and combinations; distribution of rights, options and warrants; spin-offs and other distributed property; cash dividends or distributions; tender offers or exchange offers; and certain other corporate transactions. The holders of our term loan would have preference over the holders of the 2025 Notes in the event of a liquidation.

5. Interest Rate Derivatives
We are party to an interest rate collar to offset the variability of cash flows in LIBOR-indexed debt interest payments. The aggregate notional amount of the interest rate collar was $375.0 million as of October 2, 2021. The fair value of our interest rate collar instrument was $7.4 million as of October 2, 2021 and is not designated as a cash flow hedge. The interest rate swaps we held at the end of fiscal year 2020 matured in the first quarter of 2021. The fair value of our interest rate derivative instruments was $12.8 million as of January 2, 2021, $1.5 million of which was designated as a cash flow hedge. See Note 3. “Fair Value Measurement” for further details.
Gains (losses) on the change in fair value of the interest rate collar of approximately $(0.2) million and $1.3 million were recorded in interest expense, net during the three and nine months ended October 2, 2021, respectively. Interest expense, net related to our interest rate derivatives considered to be highly effective hedges for the nine months ended October 2, 2021 was $1.5 million.
Cash flows related to derivatives qualifying as hedges are included in the same section of the Condensed Consolidated Statements of Cash Flows as the underlying assets and liabilities being hedged. Cash flows during the nine months ended October 2, 2021 and September 26, 2020 related to derivatives not qualifying as hedges were included in the operating section of the Condensed Consolidated Statements of Cash Flows and were immaterial.

During the second quarter of 2021, as a result of the partial repayment of the Company’s LIBOR based term-loan debt balances, certain forecasted hedged transactions were deemed not probable of occurring. The Company subsequently reclassified unrealized losses of $2.5 million from AOCL to interest expense on $115.0 million of interest rate collar notional, during the nine months ended October 2, 2021. As of October 2, 2021, the Company expects to reclassify approximately $0.9 million of unrealized losses on derivative instruments, net of tax, from Accumulated other comprehensive loss (“AOCL”) into earnings in the next 12 months as the derivative instruments mature. See Note 13. “Accumulated Other Comprehensive Loss” for further details.
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

6. Stock Incentive Plans
During the nine months ended October 2, 2021, the Company granted 110,531 stock options, 111,601 performance-based restricted stock units (“PSUs”) and 132,327 time-based restricted stock units (“RSUs”) to eligible employees under the National Vision Holdings, Inc. 2017 Omnibus Incentive Plan (the “2017 Omnibus Incentive Plan”). The time-based options granted in fiscal 2021 vest in three equal annual installments, with one-third of the total options vesting on each of the first, second, and third anniversaries of the grant date, subject to continued employment through the applicable vesting date. The PSUs granted in fiscal 2021 are settled after the end of the performance period (i.e., cliff vesting), which begins on the first day of our 2021 fiscal year and ends on the last day of our 2023 fiscal year, and are based on the Company’s achievement of certain performance targets. The RSUs granted in fiscal 2021 vest primarily in three equal installments.
During the nine months ended October 2, 2021, the Company granted 16,539 restricted stock awards (“RSAs”) to eligible members of the Company’s Board of Directors under the 2017 Omnibus Incentive Plan. The awards vest one year from the grant date.

7. Revenue From Contracts With Customers
The majority of our revenues are recognized either at the point of sale or upon delivery and customer acceptance, paid for at the time of sale in cash, credit card, or on account with managed care payors having terms generally between 14 and 120 days, with most paying within 90 days. For sales of in-store non-prescription eyewear and related accessories, and paid eye exams, we recognize revenue at the point of sale. Our point in time revenues include 1) retail sales of prescription and non-prescription eyewear, contact lenses and related accessories to retail customers (including those covered by managed care), 2) eye exams and 3) wholesale sales of inventory in which our customer is another retail entity. Revenues recognized over time primarily include product protection plans (i.e. warranties), eye care club memberships and management fees earned from our legacy partner.
The following disaggregation of revenues depicts our revenue based on the timing of revenue recognition:

	Three Months Ended		Nine Months Ended
In thousands	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Revenues recognized at a point in time	$473,449	$447,403	$1,471,856	$1,111,118
Revenues recognized over time	44,556	37,950	129,818	103,946
Total net revenue	$518,005	$485,353	$1,601,674	$1,215,064

Refer to Note 10. “Segment Reporting” for the Company’s disaggregation of net revenue by reportable segment. As the reportable segments are aligned by similar economic factors, trends and customers, the reportable segment disaggregation view best depicts how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors.
We record reductions in revenue for estimated price concessions granted to managed care providers. The Company considers its revenue from managed care customers to include variable consideration and estimates such amounts associated with managed care customer revenues using the history of concessions provided and cash receipts from managed care providers; we reduced our net revenue for variable considerations of $2.4 million and $1.8 million during the three months ended October 2, 2021 and September 26, 2020, respectively, and $7.0 million and $5.9 million during the nine months ended October 2, 2021 and September 26, 2020, respectively.
Contract Assets and Liabilities
The Company’s contract assets and contract liabilities primarily result from timing differences between the performance of our obligations and the customer’s payment.
Accounts Receivable
Credit loss expense recognized on our receivables, which is presented in SG&A expenses in the Company’s condensed consolidated statements of operations, was $0.3 million for the three months ended October 2, 2021 and $0.6 million for the nine months ended October 2, 2021 as compared to $0.1 million and $0.5 million for the three and nine months ended September 26, 2020, respectively.
Unsatisfied Performance Obligations (Contract Liabilities)
We recognized $24.6 million and $50.4 million of deferred revenues outstanding at the beginning of each respective period during the three and nine months ended October 2, 2021, respectively, and $9.2 million and $46.5 million of revenues from sale of club memberships and product protection plans during the three and nine months ended October 2, 2021, respectively. We recognized $18.6 million and $48.1 million of deferred revenues outstanding at the beginning of each respective period during the three and nine months ended September 26, 2020, respectively, and $9.3 million and $31.9 million of revenues from sale of club memberships and product protection plans during the three and nine months ended September 26, 2020, respectively.
Our deferred revenue balance as of October 2, 2021 was $92.8 million. We expect future revenue recognition of this balance of $25.2 million, $49.1 million, $14.7 million, $3.5 million and $0.3 million in fiscal years 2021, 2022, 2023, 2024 and thereafter, respectively.

8. Leases

Our lease costs for the three months ended October 2, 2021 and September 26, 2020 were as follows:

	Three Months Ended		Nine Months Ended
In thousands	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Operating lease cost
Fixed lease cost (a)	$21,035	$19,473	$62,589	$57,885
Variable lease cost (b)	7,976	7,203	22,894	20,369
Sublease income (c)	(866)	(896)	(2,695)	(1,778)

Finance lease cost
Amortization of finance lease assets	1,113	1,143	3,349	3,424

Interest expense, net:
Interest on finance lease liabilities	716	826	2,239	2,550

Net lease cost	$29,974	$27,749	$88,376	$82,450

(a) Includes short-term leases, which are immaterial.
(b) Includes costs for insurance, real estate taxes and common area maintenance expenses, which are variable, as are lease costs above minimum thresholds for Fred Meyer stores and lease costs for Military stores.

(c) Income from sub-leasing of stores includes rental income from leasing space to ophthalmologists and optometrists who are independent contractors.

Lease Term and Discount Rate	As of October 2, 2021	As of January 2, 2021
Weighted average remaining lease term (months)
Operating leases	77	77
Finance leases	74	79
Weighted average discount rate (a)
Operating leases	4.7%	4.7%
Finance leases (b)	11.9%	12.3%

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

In thousands	Nine Months Ended
Other Information	October 2, 2021	September 26, 2020
Operating cash outflows - operating leases	$66,358	$53,816
Right of use assets acquired under finance leases	$—	$1,257
Right of use assets acquired under operating leases	$64,260	$45,154

The following table summarizes the maturity of our lease liabilities as of October 2, 2021:

In thousands	Operating Leases (a)	Finance Leases (b)
Fiscal Year
2021	$16,190	$1,820
2022	80,102	6,635
2023	79,713	6,252
2024	68,844	4,753
2025	63,581	4,913
Thereafter	146,019	11,399
Total lease liabilities	454,449	35,772
Less: Interest	63,209	8,260
Present value of lease liabilities (c)	$391,240	$27,512

(a) Operating lease payments include $50.1 million related to options to extend lease terms that are reasonably certain of being exercised.
(b) Finance lease payments include $1.7 million related to options to extend lease terms that are reasonably certain of being exercised.
(c) The present value of lease liabilities excludes $30.2 million of legally binding minimum lease payments for leases signed but not yet commenced.

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
Our subsidiary, FirstSight Vision Services, Inc. (“FirstSight”), is a defendant in a purported class action in the U.S. District Court for the Southern District of California that alleges that FirstSight participated in arrangements that caused the illegal delivery of eye examinations and that FirstSight thereby violated, among other laws, the corporate practice of optometry and the unfair competition and false advertising laws of California. The lawsuit was filed in 2013 and FirstSight was added as a defendant in 2016. In March 2017, the court granted the motion to dismiss previously filed by FirstSight and dismissed the complaint with prejudice. The plaintiffs filed an appeal with the U.S. Court of Appeals for the Ninth Circuit in April 2017. In July 2018, the U.S. Court of Appeals for the Ninth Circuit vacated in part, and reversed in part, the district court’s dismissal and remanded for further proceedings. In October 2018, the plaintiffs filed a second amended complaint with the district court, and, in November 2018, FirstSight filed a motion to dismiss. On March 23, 2020, the district court granted FirstSight’s motion to dismiss the second amended complaint. On April 24, 2020, the plaintiffs filed a third amended complaint. FirstSight filed a motion to dismiss the third amended complaint on May 8, 2020. On February 4, 2021, the district court granted FirstSight’s motion in part and denied it in part. FirstSight’s answer to the remaining claims was filed February 18, 2021. The parties participated in mediation on July 6, 2021 and, in order to avoid the burden and expense of litigation, agreed to a settlement of all claims alleged by the named plaintiffs for an immaterial amount. On September 3, 2021, FirstSight paid the settlement amount and on September 8, 2021, the court entered an order dismissing the action with prejudice as to the named plaintiffs and without prejudice as to the putative class.

In November 2019, the Company agreed to enter into a pre-litigation settlement with six former associates who asserted, on behalf of themselves and a proposed class, violations of the Fair Labor Standards Act and of California wage and hour laws. In order to avoid the burden and expense of litigation, and without admitting liability, the Company agreed to a settlement with the named claimants and all participating class members for a maximum settlement amount of $895,000. This settlement was submitted by the parties for approval through arbitration and an order granting final approval of the settlement and dismissing the action was issued by the arbitrator on July 13, 2021. The Company paid the settlement amount on August 12, 2021.
Eyeglass World, LLC, which was acquired by the Company in 2009, is a defendant in a state court action filed on July 24, 2017 by a former sublease holder in Albuquerque, New Mexico. The lawsuit seeks monetary damages for claims of conversion, misappropriation of trade secrets, misrepresentation, and tortious interference with existing and prospective contractual relationships arising from the Company’s alleged unauthorized use of confidential information. The parties have engaged in extensive discovery and pre-trial dispositive motions are currently pending on several material issues of liability and damages. We believe the claims are without merit and intend to continue to defend the litigation vigorously. The Company does not believe a reasonable estimate of the range of possible losses is currently possible in view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter.

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
Asset information is not included in the following summary since the CODM does not regularly review such information for the reportable segments.

	Three Months Ended October 2, 2021
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Net product services	$338,931	$24,934	$58,063	$3,666	$425,594
Net sales of services and plans	77,171	15,908	—	(668)	92,411
Total net revenue	416,102	40,842	58,063	2,998	518,005
Cost of products	95,004	12,012	50,477	878	158,371
Cost of services and plans	61,695	6,392	—	—	68,087
Total costs applicable to revenue	156,699	18,404	50,477	878	226,458
SG&A	156,814	14,363	47,037	—	218,214
Other expense (income), net	—	—	(2,437)	—	(2,437)
EBITDA	$102,589	$8,075	$(37,014)	$2,120
Depreciation and amortization					25,059
Interest expense, net					5,743
Earnings before income taxes					$44,968

	Three Months Ended September 26, 2020
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Net product sales	$323,159	$24,900	$57,906	$(2,629)	$403,336
Net sales of services and plans	73,241	15,332	—	(6,556)	82,017
Total net revenue	396,400	40,232	57,906	(9,185)	485,353
Cost of products	86,945	11,676	50,154	(501)	148,274
Cost of services and plans	55,680	6,108	747	—	62,535
Total costs applicable to revenue	142,625	17,784	50,901	(501)	210,809
SG&A	128,206	13,068	49,244	—	190,518
Asset impairment	—	—	7,150	—	7,150
Other expense (income), net	—	—	(154)	—	(154)
EBITDA	$125,569	$9,380	$(49,235)	$(8,684)
Depreciation and amortization					22,236
Interest expense, net					12,475
Earnings before income taxes					$42,319

	Nine Months Ended October 2, 2021
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Net product sales	$1,069,678	$79,209	$180,801	$(2,821)	$1,326,867
Net sales of services and plans	239,028	48,815	—	(13,036)	274,807
Total net revenue	1,308,706	128,024	180,801	(15,857)	1,601,674
Costs of products	290,647	37,781	157,186	(524)	485,090
Costs of services and plans	182,947	19,057	—	—	202,004
Total costs applicable to revenue	473,594	56,838	157,186	(524)	687,094
SG&A	465,690	43,458	166,894	—	676,042
Asset impairment	—	—	1,478	—	1,478
Other expense (income), net	—	—	(2,567)	—	(2,567)
Debt issuance costs	—	—	92	—	92
EBITDA	$369,422	$27,728	$(142,282)	$(15,333)
Depreciation and amortization					72,639
Interest expense, net					22,169
Earnings before income taxes					$144,727

	Nine Months Ended September 26, 2020
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Net product sales	$782,502	$65,572	$174,950	$(17,140)	$1,005,884
Net sales of services and plans	172,829	36,530	—	(179)	209,180
Total net revenue	955,331	102,102	174,950	(17,319)	1,215,064
Costs of products	223,759	32,173	150,198	(3,851)	402,279
Costs of services and plans	149,847	17,270	747	—	167,864
Total costs applicable to revenue	373,606	49,443	150,945	(3,851)	570,143
SG&A	349,624	37,260	133,957	—	520,841
Asset impairment	—	—	20,916	—	20,916
Litigation settlement	—	—	4,395	—	4,395
Other expense (income), net	—	—	(312)	—	(312)
Debt issuance costs	—	—	136	—	136
EBITDA	$232,101	$15,399	$(135,087)	$(13,468)
Depreciation and amortization					68,970
Interest expense, net					35,432
Earnings (loss) before income taxes					$(5,457)

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

	Three Months Ended		Nine Months Ended
In thousands, except EPS	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income	$40,992	$35,289	$122,025	$1,198
After-tax interest expense for 2025 Notes	2,393	—	7,087	—
Numerator for diluted EPS	$43,385	$35,289	$129,112	$1,198
Weighted average shares outstanding for basic EPS	82,290	80,676	81,729	80,376
Effect of dilutive securities:
Stock options	709	1,694	1,107	1,818
Restricted stock	597	195	445	114
2025 Notes	12,912	1,230	12,912	410
Weighted average shares outstanding for diluted EPS	96,508	83,795	96,193	82,718
Basic EPS	$0.50	$0.44	$1.49	$0.01
Diluted EPS	$0.45	$0.42	$1.34	$0.01
Anti-dilutive options and RSUs outstanding excluded from EPS	111	426	87	516

12. Restricted Cash

The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated balance sheets to the total of cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows:

	Nine Months Ended
In thousands	October 2, 2021	September 26, 2020
Cash and cash equivalents	$439,117	$377,007
Restricted cash included in other assets	1,339	1,408
Total cash, cash equivalents and restricted cash	$440,456	$378,415

13. Accumulated Other Comprehensive Loss

Changes in the fair value of the Company’s cash flow hedge derivative instruments from their inception are recorded in AOCL if the instruments are deemed to be highly effective as cash flow hedges. The following table presents the changes in AOCL, net of tax during the three and nine months ended October 2, 2021 and September 26, 2020, respectively:

	Three Months Ended		Nine Months Ended
In thousands	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Cash flow hedging activity:
Balance at beginning of period	$(3,093)	$(7,355)	$(4,400)	$(3,814)
Other comprehensive income (loss) before reclassification	—	(47)	(10)	(11,088)
Tax effect of other comprehensive income (loss) before reclassification	—	12	3	2,825
Amount reclassified from AOCL into interest expense	340	1,941	4,959	8,235
Tax effect of amount reclassified from AOCL into interest expense	(87)	(495)	(1,267)	(2,102)
Stranded tax effect of matured interest rate swaps	—	—	(2,125)	—
Net current period other comprehensive income (loss), net of tax	253	1,411	1,560	(2,130)
Balance at end of period	$(2,840)	$(5,944)	$(2,840)	$(5,944)
See Note 5. “Interest Rate Derivatives” for a description of the Company’s use of cash flow hedging derivatives.

14. Subsequent Events

On November 9, 2021, subsequent to the date of the financial statements, the Company voluntarily prepaid $50 million in existing Term A loans under its credit agreement; as a result, the remaining principal balance of the Company’s term loan is now $150 million.

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
Overview
We are one of the largest and fastest growing optical retailers in the United States and a leader in the attractive value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best, regardless of their budget. Our mission is to make quality eye care and eyewear affordable and accessible to all Americans. We achieve this by providing eye exams, eyeglasses and contact lenses to value seeking and lower income consumers. We deliver exceptional value and convenience to our customers, with an opening price point that strives to be among the lowest in the industry, enabled by our low-cost operating platform. We reach our customers through a diverse portfolio of 1,262 retail stores across five brands and 19 consumer websites as of October 2, 2021.
COVID-19
The COVID-19 pandemic and its macroeconomic effects continue to present ongoing and evolving challenges to our business. We remain focused on our strategy to provide our customers and patients reliable and quality low cost eye care and eyewear by prioritizing the health and safety of our associates, customers and patients. For a discussion of measures we have previously taken in response to the pandemic, and the impact of the COVID-19 pandemic on our operations and performance, please see Part I. Item 1A. “Risk Factors” and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2020 Annual Report on Form 10-K. We continue to monitor and, where applicable, respond to the several macroeconomic effects resulting from, the pandemic, including materials and labor shortages and supply chain constraints. In particular, we are monitoring these effects in light of variant outbreaks and governmental vaccination and testing requirements.
On September 9, 2021, President Biden announced the Path Out of the Pandemic: COVID-19 Action Plan. As part of the COVID-19 Action Plan, President Biden directed the Occupational Safety and Health Administration (“OSHA”) to develop an Emergency Temporary Standard (“ETS”) mandating either the full vaccination or weekly testing of employees for employers with 100 or more employees. On November 4, 2021, the OSHA ETS was released. Following the issuance of the ETS, litigation was filed challenging the ETS, and on November 6, 2021, the U.S. Court of Appeals for the Fifth Circuit issued an order temporarily staying the effect of the ETS until a decision is reached. In addition, on September 9, 2021, President Biden issued an executive order on ensuring adequate COVID-19 safety protocols for U.S. federal contractors as part of his COVID-19 Action Plan. On September 24, 2021, in furtherance of the executive order, the U.S. Safer Federal Workforce Task Force (“Task Force”) issued guidance requiring federal contractors and subcontractors to comply with certain COVID-19 safety protocols, including requiring certain employees to be fully vaccinated against COVID-19 by January 4, 2022, except in limited circumstances. The vaccination requirements will be incorporated in new government contracts, renewals, extensions and other modifications signed on and after October 15, 2021.
We are evaluating the applicability, scope and potential impacts of the COVID-19 Action Plan, the OSHA ETS and the related executive orders on our business and workforce. It is uncertain to what extent compliance with the applicable orders, regulations and guidance may result in workforce attrition. If attrition is significant, our operations and results could be adversely affected. See Item 1A. Risk Factors in this Form 10-Q, for discussion of risks associated with the potential adverse effects on our workforce of vaccine requirements.
In addition, we could experience potential disruptions of product deliveries as a result of supply chain issues caused by the COVID-19 pandemic, including as a result of temporary shutdowns in countries which support our supply chain. Prolonged periods of shutdown in these countries or a deterioration of conditions in other countries that are part of our supply chain as well as increasing strains on international and domestic supply chain infrastructure could result in product availability delays, as well as potential increased costs to obtain and ship these products to meet customer demand. We have made, and may continue to make, inventory forward buys to help manage potential supply chain disruptions. We will continue to evaluate additional measures that we may elect to take as a response to the COVID-19 pandemic, including, where appropriate, future action to reduce store hours and patient appointments, temporarily close stores or make additional forward buys. There can be no assurance whether or when any such measures will be adopted.
Our net revenue in the nine months ended October 2, 2021 increased compared to the nine months ended September 26, 2020 due in part to the effects of our stores being temporarily closed to the public in fiscal year 2020 and government stimulus as a result of COVID-19. As a result, comparability of our financial performance between these periods may be impacted and our rate of growth should not be viewed as indicative of our potential results in future periods.
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
Brand and Segment Information
Our operations consist of two reportable segments:
•Owned & Host - As of October 2, 2021, our owned brands consisted of 826 America’s Best Contacts and Eyeglasses retail stores and 123 Eyeglass World retail stores. In America’s Best stores, vision care services are provided by optometrists employed by us or by independent professional corporations or similar entities. America’s Best stores are primarily located in high-traffic strip centers next to value-focused retailers. Eyeglass World locations primarily feature eye care services provided by independent optometrists and optometrists employed by independent professional corporations or similar entities and on-site optical laboratories that enable stores to quickly fulfill many customer orders and make repairs on site. Eyeglass World stores are primarily located in freestanding or in-line locations near high-foot-traffic shopping centers. Our host brands consisted of 54 Vista Optical locations on select military bases and 29 Vista Optical locations within select Fred Meyer stores as of October 2, 2021. We have strong, long-standing relationships with our host partners and have maintained each partnership for over 21 years. These brands provide eye exams primarily by independent optometrists. All brands utilize our centralized laboratories. This segment also includes sales from our America’s Best, Eyeglass World, and Military omni-channel websites.
•Legacy - We manage the operations of, and supply inventory and laboratory processing services to, 230 Vision Centers in Walmart retail locations as of October 2, 2021. This strategic relationship with Walmart is in its 31st year. Pursuant to a January 2020 amendment to our management & services agreement with Walmart, we added five additional Vision Centers in Walmart stores in fiscal year 2020. On July 17, 2020, NVI and Walmart extended the current term and economics of the management & services agreement by three years to February 23, 2024. Under the management & services agreement, our responsibilities include ordering and maintaining merchandise inventory; arranging the provision of optometry services; providing managers and staff at each location; training personnel; providing sales receipts to customers; maintaining necessary insurance; obtaining and holding required licenses, permits and accreditations; owning and maintaining store furniture, fixtures and equipment; and developing annual operating budgets and reporting. We earn management fees as a result of providing such services and therefore we record revenue related to sales of products and product protection plans to our legacy partner’s customers on a net basis. Our management & services agreement also allows our legacy partner to collect penalties if the Vision Centers do not generate a requisite amount of revenues. No such penalties have been assessed under our current arrangement, which began in 2012. We also sell to our legacy partner merchandise that is stocked in retail locations we manage pursuant to a separate supplier agreement, and provide centralized laboratory services for the finished eyeglasses for our legacy partner’s customers in stores that we manage. We lease space from Walmart within or adjacent to each of the locations we manage and use this space for vision care services provided by independent optometrists or optometrists employed by us or by independent professional corporations or similar entities. During the nine months ended October 2, 2021, sales associated with this arrangement represented 8.0% of consolidated net revenue. This exposes us to concentration of customer risk.

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
•AC Lens also distributes contact lenses wholesale to Walmart and Sam’s Club. We incur costs at a higher percentage of sales than other product categories. AC Lens sales associated with Walmart and Sam’s Club contact lenses distribution arrangements represented 6.4% of consolidated net revenue.
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
Trends and Other Factors Affecting Our Business
Various trends and other factors will affect or have affected our operating results, including:
Impact of COVID-19
The COVID-19 pandemic has had far-reaching impacts, directly and indirectly, on our operations. We continue to monitor the evolving situation as there remain many uncertainties regarding the pandemic and more recent outbreaks of variants, including anticipated duration, related healthcare authority guidelines and efficacy of vaccination initiatives, including the impact of, and associated risks regarding, federal, state and local vaccination and testing programs. We also continue to monitor potential impacts on our lab network and potential disruptions of product deliveries. To date, we have been able to meet customer demand with operations at our laboratories and our supply chain partners. However, prolonged shutdowns in countries which support our supply chain or a deterioration of conditions in such countries and others or increasing strains on international and domestic supply chain infrastructure could result in product availability delays in the future. We could experience further material impacts as a result of COVID-19, including, but not limited to, charges from additional asset impairments and deferred tax valuation allowances. We will continue to evaluate additional measures that we may elect to take as a response to the pandemic, including, where appropriate, future action to reduce store hours and patient appointments, temporarily close stores or make additional forward buys. There can be no assurance whether or when any such measures will be adopted. For a discussion of significant risks that have the potential to cause our actual results to differ materially from our expectations, refer to Part II. Item 1A. “Risk Factors” in this Form 10-Q and Part I. Item 1A. “Risk Factors,” included in our 2020 Annual Report on Form 10-K.

Comparable store sales growth
Comparable store sales growth is a key driver of our business. The comparable store sales growth and Adjusted Comparable Store Sales Growth for the nine months ended October 2, 2021 were impacted by our stores being temporarily closed to the public in the prior year due to the COVID-19 pandemic, and also include the effect of pent-up demand for our products and services after our stores reopened. The impact of the COVID-19 pandemic on our comparable store sales growth remains uncertain, and effects and relevant risk exposures may be exacerbated by the immediate and ongoing threat of the COVID-19 pandemic.
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
•Overall economic trends;
•Consumer preferences and demand;
•Infrastructure and investment;
•Pricing strategy;
•Our ability to source and distribute products effectively;
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

	Three Months Ended		Nine Months Ended
In thousands, except earnings per share, percentage and store data	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Revenue:
Net product sales	$425,594	$403,336	$1,326,867	$1,005,884
Net sales of services and plans	92,411	82,017	274,807	209,180
Total net revenue	518,005	485,353	1,601,674	1,215,064
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	158,371	148,274	485,090	402,279
Services and plans	68,087	62,535	202,004	167,864
Total costs applicable to revenue	226,458	210,809	687,094	570,143
Operating expenses:
Selling, general and administrative expenses	218,214	190,518	676,042	520,841
Depreciation and amortization	25,059	22,236	72,639	68,970
Asset impairment	—	7,150	1,478	20,916
Litigation settlement	—	—	—	4,395
Other expense (income), net	(2,437)	(154)	(2,567)	(312)
Total operating expenses	240,836	219,750	747,592	614,810
Income from operations	50,711	54,794	166,988	30,111
Interest expense, net	5,743	12,475	22,169	35,432
Debt issuance costs	—	—	92	136
Earnings (loss) before income taxes	44,968	42,319	144,727	(5,457)
Income tax provision (benefit)	3,976	7,030	22,702	(6,655)
Net income	$40,992	$35,289	$122,025	$1,198

Operating data:
Number of stores open at end of period	1,262	1,201	1,262	1,201
New stores opened during the period	14	18	59	57
Adjusted Operating Income	$54,736	$67,742	$187,985	$71,381
Diluted EPS	$0.45	$0.42	$1.34	$0.01
Adjusted Diluted EPS	$0.38	$0.54	$1.35	$0.42
Adjusted EBITDA	$77,923	$88,127	$255,008	$134,797

Percentage of net revenue:
Total costs applicable to revenue	43.7%	43.4%	42.9%	46.9%
Selling, general and administrative	42.1%	39.3%	42.2%	42.9%
Total operating expenses	46.5%	45.3%	46.7%	50.6%
Income from operations	9.8%	11.3%	10.4%	2.5%
Net income	7.9%	7.3%	7.6%	0.1%
Adjusted Operating Income	10.6%	14.0%	11.7%	5.9%
Adjusted EBITDA	15.0%	18.2%	15.9%	11.1%

Three Months Ended October 2, 2021 compared to Three Months Ended September 26, 2020
As a result of the COVID-19 pandemic, our retail stores were temporarily closed to the public beginning on March 19, 2020. We began reopening our stores to the public on April 27, 2020, and on June 8, 2020, we announced the successful completion of the reopening process. Comparisons of current year results to prior year results reflect the material and unprecedented impact of these temporary store closures.
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for the three months ended October 2, 2021 compared to the three months ended September 26, 2020.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Three Months Ended October 2, 2021	Three Months Ended September 26, 2020	October 2, 2021	September 26, 2020	Three Months Ended October 2, 2021		Three Months Ended September 26, 2020
Owned & Host segment
America’s Best	0.0%	13.6%	826	769	$351,706	67.9%	$334,716	69.0%
Eyeglass World	1.7%	18.4%	123	119	55,520	10.7%	52,837	10.9%
Military	(0.6)%	(4.6)%	54	54	5,865	1.1%	5,820	1.2%
Fred Meyer	(1.6)%	(7.8)%	29	29	3,011	0.6%	3,027	0.6%
Owned & Host segment total			1,032	971	$416,102	80.3%	$396,400	81.7%
Legacy segment	0.0%	3.3%	230	230	40,842	7.9%	40,232	8.3%
Corporate/Other	—%	—%	—	—	58,063	11.2%	57,906	11.9%
Reconciliations	—%	—%	—	—	2,998	0.6%	(9,185)	(1.9)%
Total	3.4%	11.6%	1,262	1,201	$518,005	100.0%	$485,353	100.0%
Adjusted Comparable Store Sales Growth(3)	0.2%	12.4%
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
(3)There are two differences between total comparable store sales growth based on consolidated net revenue and Adjusted Comparable Store Sales Growth: (i) Adjusted Comparable Store Sales Growth includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in a decrease of 3.0% and an increase of 0.9% from total comparable store sales growth based on consolidated net revenue for the three months ended October 2, 2021 and September 26, 2020, respectively, and (ii) Adjusted Comparable Store Sales Growth includes retail sales to the legacy partner’s customers (rather than the revenues recognized consistent with the management & services agreement with the legacy partner), resulting in a decrease of 0.2% and a decrease of 0.1% from total comparable store sales growth based on consolidated net revenue for the three months ended October 2, 2021 and September 26, 2020, respectively.
Total net revenue of $518.0 million for the three months ended October 2, 2021 increased $32.7 million, or 6.7%, from $485.4 million for the three months ended September 26, 2020. Of the increase, approximately 50% was driven by new stores, approximately 40% was driven by changes in unearned revenue and recognition of deferred revenue, and approximately 10% was driven by comparable store sales and wholesale fulfillment.
In the three months ended October 2, 2021, we opened 14 America’s Best stores and closed one America’s Best store. Overall, store count grew 5.1% from September 26, 2020 to October 2, 2021 (57 and four net new America’s Best and Eyeglass World were added, respectively).

Comparable store sales growth and Adjusted Comparable Store Sales Growth for the three months ended October 2, 2021 were 3.4% and 0.2%, respectively and were driven by an increase in customer transactions, partially offset by lower average ticket.
Net product sales comprised 82.2% and 83.1% of total net revenue for the three months ended October 2, 2021 and September 26, 2020, respectively. Net product sales increased $22.3 million, or 5.5%, in the three months ended October 2, 2021 compared to the three months ended September 26, 2020, driven primarily by eyeglass sales and to a lesser extent, contact lens sales. Net sales of services and plans increased $10.4 million, or 12.7%, driven primarily by higher product protection plan revenue and eye exam revenue.
Owned & Host segment net revenue. Net revenue increased $19.7 million, or 5.0%, driven primarily by new store openings.
Legacy segment net revenue. Net revenue increased $0.6 million, or 1.5%, driven by higher management fees from our Legacy partner.
Corporate/Other segment net revenue. Net revenue increased $0.2 million, or 0.3%, driven primarily by increases in wholesale fulfillment, partially offset by lower online retail business.
Net revenue reconciliations. Net revenue was positively impacted by $12.2 million due to the timing of unearned revenue and recognition of deferred revenue for the three months ended October 2, 2021 compared to the three months ended September 26, 2020. Net revenue was positively impacted by $6.3 million as the Company experienced a decrease in unearned revenue during the three months ended October 2, 2021, compared to an increase in unearned revenue during the three months ended September 26, 2020. The decrease in unearned revenue primarily resulted from higher sales at the end of the third quarter of 2020, compared to sales at the end of the current fiscal period. Additionally, net revenue was positively impacted by $5.9 million due to higher recognition of deferred revenue related to our product protection plans in the current period, compared to prior period; the higher deferred revenue recognition is a result of increased sales of product protection plans in periods after our stores reopened to the public in the second quarter of 2020.

Costs applicable to revenue
Costs applicable to revenue of $226.5 million for the three months ended October 2, 2021 increased $15.6 million, or 7.4%, from $210.8 million for the three months ended September 26, 2020. As a percentage of net revenue, costs applicable to revenue increased from 43.4% for the three months ended September 26, 2020 to 43.7% for the three months ended October 2, 2021. This increase as a percentage of net revenue was primarily driven by higher optometrist-related costs and, to a lesser extent, freight costs partially offset by higher deferred revenue.
Costs of products as a percentage of net product sales increased from 36.8% for the three months ended September 26, 2020 to 37.2% for the three months ended October 2, 2021, primarily driven by higher freight costs partially offset by higher contact lens margin.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales increased from 26.9% for the three months ended September 26, 2020 to 28.0% for the three months ended October 2, 2021. The increase was primarily driven by increased contact lens mix, lower eyeglass and contact lens margin, and higher freight costs.
Legacy segment costs of products. Costs of products as a percentage of net product sales increased from 46.9% for the three months ended September 26, 2020 to 48.2% for the three months ended October 2, 2021. The increase was primarily driven by lower contact lens margin and a lower mix of managed care customer transactions versus non-managed care customer transactions. Legacy segment managed care net product revenue is recorded in net product sales while revenue associated with servicing non-managed care customers is recorded in net sales of services and plans. Eyeglass and contact lens product costs for both managed care and non-managed care net revenue are recorded in costs of products. Increases in managed care mix decrease costs of products as a percentage of net product sales and have a corresponding negative impact on costs of services as a percentage of net sales of services and plans in our Legacy segment.
Costs of services and plans as a percentage of net sales of services and plans decreased from 76.2% for the three months ended September 26, 2020 to 73.7% for the three months ended October 2, 2021. The decrease was primarily driven by higher deferred revenue, partially offset by higher optometrist-related costs.

Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans in the Owned & Host segment increased from 76.0% for the three months ended September 26, 2020 to 79.9% for the three months ended October 2, 2021. The increase was primarily driven by higher optometrist-related costs.
Legacy segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans in the Legacy segment increased $0.3 million from 39.8% for the three months ended September 26, 2020 to 40.2% for the three months ended October 2, 2021.
Selling, general and administrative
SG&A of $218.2 million for the three months ended October 2, 2021 increased $27.7 million, or 14.5%, from the three months ended September 26, 2020. As a percentage of net revenue, SG&A increased from 39.3% for the three months ended September 26, 2020 to 42.1% for the three months ended October 2, 2021. The increase in SG&A as a percentage of net revenue was primarily driven by higher advertising expenses, partially offset by recognition of performance-based incentive compensation and corporate payroll leverage. SG&A for the three months ended October 2, 2021 and September 26, 2020 includes $0.7 million and $4.7 million, respectively, of incremental costs directly related to adapting the Company’s operations during the COVID-19 pandemic; these costs were not reflected as adjustments for the Company’s presentation of non-GAAP measures below.
Owned & Host SG&A. SG&A as a percentage of net revenue increased from 32.3% for the three months ended September 26, 2020 to 37.7% for the three months ended October 2, 2021, driven primarily by increases in advertising, payroll and occupancy expenses.
Legacy segment SG&A. SG&A as a percentage of net revenue increased from 32.5% for the three months ended September 26, 2020 to 35.2% for the three months ended October 2, 2021, driven primarily by higher payroll expenses.
Depreciation and amortization
Depreciation and amortization expense of $25.1 million for the three months ended October 2, 2021 increased $2.8 million, or 12.7%, from $22.2 million for the three months ended September 26, 2020 primarily driven by new store openings.
Asset Impairment
We recognized no impairment of tangible long-lived assets and ROU assets associated with our retail stores during the three months ended October 2, 2021, compared to $7.2 million recognized during the three months ended September 26, 2020. The store asset impairment charge is primarily related to our Owned & Host segment and is driven by lower than projected customer sales volume in certain stores, and other entity-specific assumptions. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and the likelihood that these scenarios would be ultimately realized; and the remaining useful lives of the assets. Asset impairment expenses were recognized in Corporate/Other.
Other expense (income), net
The Company recorded a gain of $2.4 million in Other expense (income), net for the three months ended October 2, 2021 in connection with the acquisition of its equity method investee by a third party. See Note 1. “Business and Basis of Presentation” for further details.
Interest expense, net
Interest expense, net, of $5.7 million for the three months ended October 2, 2021 decreased $6.7 million, or 54.0%, from $12.5 million for the three months ended September 26, 2020. The decrease was primarily driven by lower interest expense on the 2025 Notes of $3.7 million as a result of the adoption of ASU 2020-06, lower term loan outstanding balance as a result of voluntary prepayment and lower derivative costs.
Income tax provision (benefit)
Our income tax provision for the three months ended October 2, 2021 reflected our statutory federal and state rate of 25.5%, offset by a discrete benefit of $9.1 million associated primarily with the exercise of stock options. In comparison, the income tax provision associated with the three months ended September 26, 2020 reflected income tax expense at our statutory federal and state rate of 25.5% offset by a discrete benefit of $3.0 million resulting from stock option exercises.

Nine Months Ended October 2, 2021 compared to Nine Months Ended September 26, 2020
As a result of the COVID-19 pandemic, our retail stores were temporarily closed to the public beginning on March 19, 2020. We began reopening our stores to the public on April 27, 2020, and on June 8, 2020, we announced the successful completion of the reopening process. Comparisons of current year results to prior year results reflect the material and unprecedented impact of these temporary store closures.
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for the nine months ended October 2, 2021 compared to the nine months ended September 26, 2020.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Nine Months Ended October 2, 2021	Nine Months Ended September 26, 2020	October 2, 2021	September 26, 2020	Nine Months Ended October 2, 2021		Nine Months Ended September 26, 2020
Owned & Host segment
America’s Best	31.8%	(10.4)%	826	769	$1,106,907	69.1%	$805,081	66.3%
Eyeglass World	33.9%	(8.6)%	123	119	174,356	10.9%	127,680	10.5%
Military	22.6%	(20.2)%	54	54	18,112	1.1%	14,790	1.2%
Fred Meyer	21.2%	(24.6)%	29	29	9,331	0.6%	7,780	0.6%
Owned & Host segment total			1,032	971	$1,308,706	81.7%	$955,331	78.6%
Legacy segment	25.5%	(15.4)%	230	230	128,024	8.0%	102,102	8.4%
Corporate/Other	—	—	—	—	180,801	11.3%	174,950	14.4%
Reconciliations	—	—	—	—	(15,857)	(1.0)%	(17,319)	(1.4)%
Total	30.3%	(11.7)%	1,262	1,201	$1,601,674	100.0%	$1,215,064	100.0%
Adjusted Comparable Store Sales Growth(3)	31.1%	(11.1)%
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
(3)There are two differences between total comparable store sales growth based on consolidated net revenue and Adjusted Comparable Store Sales Growth: (i) Adjusted Comparable Store Sales Growth includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in an increase of 0.9% and an increase of 0.5% from total comparable store sales growth based on consolidated net revenue for the nine months ended October 2, 2021 and September 26, 2020, respectively, and (ii) Adjusted Comparable Store Sales Growth includes retail sales to the legacy partner’s customers (rather than the revenues recognized consistent with the management & services agreement with the legacy partner), resulting in a decrease of 0.1% and an increase of 0.1% from total comparable store sales growth based on consolidated net revenue for the nine months ended October 2, 2021 and September 26, 2020, respectively.
Total net revenue of $1,601.7 million for the nine months ended October 2, 2021 increased $386.6 million, or 31.8%, from $1,215.1 million for the nine months ended September 26, 2020. This increase was primarily driven by comparable store sales growth driven by strong customer demand, including the effect of our stores being temporarily closed to the public for a portion of the nine months ended September 26, 2020, government stimulus, and new store growth and maturation. Total net revenue was also positively impacted by changes in unearned revenue.
In the nine months ended October 2, 2021, we opened 55 new America’s Best stores and four Eyeglass World stores and closed two America’s Best stores; Overall, store count grew 5.1% from September 26, 2020 to October 2, 2021 (57, and four net new America’s Best and Eyeglass World stores were added, respectively).
Comparable store sales growth and Adjusted Comparable Store Sales Growth for the nine months ended October 2, 2021 were 30.3% and 31.1%, respectively. The increases in comparable store sales growth and Adjusted Comparable Store Sales Growth were primarily driven by strong customer demand, including the effect of our stores being temporarily closed for a portion of the nine months ended September 26, 2020 and government stimulus.

Net product sales comprised 82.8% and 82.8% of total net revenue for the nine months ended October 2, 2021 and September 26, 2020, respectively. Net product sales increased $321.0 million, or 31.9%, in the nine months ended October 2, 2021 compared to the nine months ended September 26, 2020, primarily due to increased eyeglass sales and to a lesser extent increased contact lens sales. Net sales of services and plans increased $65.6 million, or 31.4%, primarily driven by eye exam revenue.
Owned & Host segment net revenue. Net revenue increased $353.4 million, or 37.0%, driven primarily by comparable store sales growth and new store openings.
Legacy segment net revenue. Net revenue increased $25.9 million, or 25.4%, driven by comparable store sales growth and higher management fees from our Legacy partner.
Corporate/Other segment net revenue. Net revenue increased $5.9 million, or 3.3%, due to increases in wholesale fulfillment.
Net revenue reconciliations. The impact of reconciliations positively impacted net revenue by $1.5 million in the nine months ended October 2, 2021 compared to the nine months ended September 26, 2020. Net revenue was positively impacted by $14.4 million due to the timing of unearned revenue. The balance of unearned revenue as of September 26, 2020 reflected pent-up demand following the temporary closure of our stores to the public. Net revenue was negatively impacted by $12.9 million due to higher product protection plan and club membership deferred revenue balances in current period compared to the prior year period. Product protection plan and club membership deferred revenue balances were lower in the prior year period due to store closures.
Costs applicable to revenue
Costs applicable to revenue of $687.1 million for the nine months ended October 2, 2021 increased $117.0 million, or 20.5%, from $570.1 million for the nine months ended September 26, 2020. As a percentage of net revenue, costs applicable to revenue decreased from 46.9% for the nine months ended September 26, 2020 to 42.9% for the nine months ended October 2, 2021. This decrease as a percentage of net revenue was primarily driven by negative margin impacts from the temporary closure of our stores in the prior year that were not experienced in the 2021 period, lower growth in optometrist-related costs, increased eyeglass mix and higher eyeglass margin.
Costs of products as a percentage of net product sales decreased from 40.0% for the nine months ended September 26, 2020 to 36.6% for the nine months ended October 2, 2021, primarily driven by the impact of the temporary store closures in fiscal year 2020, increased eyeglass mix and higher eyeglass margin.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales decreased from 28.6% for the nine months ended September 26, 2020 to 27.2% for the nine months ended October 2, 2021 driven by the impact of the temporary store closures in fiscal year 2020, increased eyeglass mix and higher eyeglass margin.
Legacy segment costs of products. Costs of products as a percentage of net product sales decreased from 49.1% for the nine months ended September 26, 2020 to 47.7% for the nine months ended October 2, 2021. The decrease was primarily driven by impact of the temporary store closures in fiscal year 2020 and a higher mix of managed care customer transactions versus non-managed care customer transactions. Legacy segment managed care net product revenue is recorded in net product sales while revenue associated with servicing non-managed care customers is recorded in net sales of services and plans. Eyeglass and contact lens product costs for both managed care and non-managed care net revenue are recorded in costs of products. Increases in managed care mix decrease costs of products as a percentage of net product sales and have a corresponding negative impact on costs of services as a percentage of net sales of services and plans in our Legacy segment.
Costs of services and plans as a percentage of net sales of services and plans decreased from 80.2% for the nine months ended September 26, 2020 to 73.5% for the nine months ended October 2, 2021. The decrease was primarily driven by the impact of the temporary store closures in fiscal year 2020, lower growth in optometrist-related costs and higher eye exam revenue.
Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans decreased from 86.7% for the nine months ended September 26, 2020 to 76.5% for the nine months ended October 2, 2021. The decrease was primarily driven by the impact of the temporary store closures in fiscal year 2020, lower growth in optometrist-related costs and higher eye exam revenue.

Legacy segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans decreased from 47.3% for the nine months ended September 26, 2020 to 39.0% for the nine months ended October 2, 2021. The decrease was primarily driven by the impact of the temporary store closures in fiscal year 2020, higher management fees from our Legacy partner and lower growth in optometrist-related costs.
Selling, general and administrative
SG&A of $676.0 million for the nine months ended October 2, 2021 increased $155.2 million, or 29.8%, from the nine months ended September 26, 2020. As a percentage of net revenue, SG&A decreased from 42.9% for the nine months ended September 26, 2020 to 42.2% for the nine months ended October 2, 2021. The decrease in SG&A as a percentage of net revenue was primarily driven by negative impacts from the temporary closure of our stores in the prior year that were not experienced in the 2021 period and leverage of store payroll and occupancy expenses, partially offset by higher advertising expenses and higher performance-based incentive compensation. SG&A for the nine months ended October 2, 2021 and September 26, 2020 includes $1.4 million and $7.8 million, respectively, of incremental costs directly related to adapting the Company’s operations during the COVID-19 pandemic; of these costs, $0.6 million were reflected as adjustments for the Company’s presentation of non-GAAP measures below for the nine months ended September 26, 2020.
Owned & Host SG&A. SG&A as a percentage of net revenue decreased from 36.6% for the nine months ended September 26, 2020 to 35.6% for the nine months ended October 2, 2021, driven primarily by the impact of the temporary store closures in fiscal year 2020 and payroll and occupancy leverage, partially offset by higher advertising expense.
Legacy segment SG&A. SG&A as a percentage of net revenue decreased from 36.5% for the nine months ended September 26, 2020 to 33.9% for the nine months ended October 2, 2021 primarily driven by the impact of the temporary store closures in fiscal year 2020 and payroll and occupancy leverage.
Depreciation and amortization
Depreciation and amortization expense of $72.6 million for the nine months ended October 2, 2021 increased $3.7 million, or 5.3%, from $69.0 million for the nine months ended September 26, 2020 primarily driven by new store openings.
Asset impairment
We recognized $1.5 million for impairment of tangible long-lived assets and ROU assets associated with our retail stores during the nine months ended October 2, 2021 compared to $20.9 million recognized during the nine months ended September 26, 2020. The store asset impairment charge is primarily related to our Owned & Host segment and is driven by lower than projected customer sales volume in certain stores, and other entity-specific assumptions. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and the likelihood that these scenarios would be ultimately realized; and the remaining useful lives of the assets. Asset impairment expenses were recognized in Corporate/Other.
Other expense (income), net
The Company recorded a gain of $2.4 million in Other expense (income), net for the nine months ended October 2, 2021 in connection with the acquisition of its equity method investee by a third party. See Note 1. “Business and Basis of Presentation” for further details.
Interest expense, net
Interest expense, net, of $22.2 million for the nine months ended October 2, 2021 decreased $13.3 million, or 37.4%, from $35.4 million for the nine months ended September 26, 2020. The decrease was primarily driven by lower derivative costs of $7.2 million, reduced term loan outstanding balance and credit facility utilization, and lower interest expense on the 2025 Notes as a result of the adoption of ASU 2020-06.
Income tax provision (benefit)
Our income tax provision for the nine months ended October 2, 2021 reflected our statutory federal and state rate of 25.5%, combined with a benefit of $15.7 million primarily from the exercise of stock options and for the stranded tax effect associated with our interest rate swaps that matured in the first quarter of 2021. In comparison, the income tax benefit for the nine months ended September 26, 2020 reflected our statutory federal and state rate of 25.5% combined with a benefit of $6.0 million resulting from stock option exercises.

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
The following table reconciles our Adjusted Operating Income, Adjusted Operating Margin, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin to net income; and Adjusted Diluted EPS for the periods presented:

	Three Months Ended				Nine Months Ended
In thousands	October 2, 2021		September 26, 2020		October 2, 2021		September 26, 2020
Net income	$40,992	7.9%	$35,289	7.3%	$122,025	7.6%	$1,198	0.1%
Interest expense	5,743	1.1%	12,475	2.6%	22,169	1.4%	35,432	2.9%
Income tax provision (benefit)	3,976	0.8%	7,030	1.4%	22,702	1.4%	(6,655)	(0.5)%
Stock compensation expense (a)	3,665	0.7%	2,890	0.6%	13,866	0.9%	8,335	0.7%
Asset impairment (b)	—	—%	7,150	1.5%	1,478	0.1%	20,916	1.7%
Litigation settlement (c)	—	—%	—	—%	—	—%	4,395	0.4%
Amortization of acquisition intangibles (d)	1,872	0.4%	1,851	0.4%	5,616	0.4%	5,554	0.5%
Other (g)	(1,512)	(0.3)%	1,057	0.2%	129	—%	2,206	0.2%
Adjusted Operating Income / Adjusted Operating Margin	$54,736	10.6%	$67,742	14.0%	$187,985	11.7%	$71,381	5.9%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding Some of the percentage totals in the table above do not foot due to rounding differences

	Three Months Ended				Nine Months Ended
In thousands	October 2, 2021		September 26, 2020		October 2, 2021		September 26, 2020
Net income	$40,992	7.9%	$35,289	7.3%	$122,025	7.6%	$1,198	0.1%
Interest expense	5,743	1.1%	12,475	2.6%	22,169	1.4%	35,432	2.9%
Income tax provision (benefit)	3,976	0.8%	7,030	1.4%	22,702	1.4%	(6,655)	(0.5)%
Depreciation and amortization	25,059	4.8%	22,236	4.6%	72,639	4.5%	68,970	5.7%
EBITDA	75,770	14.6%	77,030	15.9%	239,535	15.0%	98,945	8.1%

Stock compensation expense (a)	3,665	0.7%	2,890	0.6%	13,866	0.9%	8,335	0.7%
Asset impairment (b)	—	—%	7,150	1.5%	1,478	0.1%	20,916	1.7%
Litigation settlement (c)	—	—%	—	—%	—	—%	4,395	0.4%
Other (g)	(1,512)	(0.3)%	1,057	0.2%	129	—%	2,206	0.2%
Adjusted EBITDA / Adjusted EBITDA Margin	$77,923	15.0%	$88,127	18.2%	$255,008	15.9%	$134,797	11.1%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding Some of the percentage totals in the table above do not foot due to rounding differences

	Three Months Ended		Nine Months Ended
In thousands, except per share amounts	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Diluted EPS	$0.45	$0.42	$1.34	$0.01
Stock compensation expense (a)	0.04	0.03	0.14	0.10
Asset impairment (b)	—	0.09	0.02	0.25
Litigation settlement (c)	—	—	—	0.05
Amortization of acquisition intangibles (d)	0.02	0.02	0.06	0.07
Amortization of debt discount and deferred financing costs (e)	0.00	0.05	0.02	0.09
Losses (gains) on change in fair value of derivatives (f)	(0.01)	0.00	0.00	0.06
Other (j)	(0.02)	0.01	(0.02)	0.03
Tax benefit of stock option exercises (h)	(0.09)	(0.04)	(0.14)	(0.07)
Tax effect of total adjustments (i)	(0.01)	(0.05)	(0.06)	(0.16)
Adjusted Diluted EPS	$0.38	$0.54	$1.35	$0.42

Weighted average diluted shares outstanding	96,508	83,795	96,193	82,718
Note: Some of the totals in the table above do not foot due to rounding differences
(a)Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and performance vesting conditions.
(b)Reflects write-off of property, equipment and lease related assets on closed or underperforming stores.
(c)Expenses associated with settlement of significant litigation.
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
(f)Reflects losses (gains) recognized in interest expense on change in fair value of de-designated hedges.
(g)Other adjustments include amounts that management believes are not representative of our operating performance (amounts in brackets represent reductions in Adjusted Operating Income, Adjusted Diluted EPS and Adjusted EBITDA), including our share of (gains) losses on equity method investments of $(2.4) million for each of the three and nine months ended October 2, 2021 and other expenses and adjustments which are primarily related to excess payroll taxes on stock option exercises, executive severance and relocation.
(h)Tax benefit associated with accounting guidance requiring excess tax benefits related to stock option exercises to be recorded in earnings as discrete items in the reporting period in which they occur.
(i)Represents the income tax effect of the total adjustments at our combined statutory federal and state income tax rates.
(j)Reflects other expenses in (g) above, including the impact of stranded tax effect of $(2.1) million for the nine months ended October 2, 2021 associated with our interest rate swaps that matured in 2021.

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
As of October 2, 2021, we had $439.1 million in cash and cash equivalents and $293.6 million of availability under our revolving credit facility, which includes $6.4 million in outstanding letters of credit.
As of October 2, 2021, we have outstanding $402.5 million aggregate principal of the 2025 Notes. The 2025 Notes are senior unsecured obligations, and interest on the 2025 Notes is paid semi-annually. As of October 2, 2021, the 2025 Notes can be converted by holders. Upon conversion of the 2025 Notes we can choose to settle in cash, shares or a combination. Based on the initial conversion rate, the 2025 Notes are convertible into 12.9 million shares of our common stock; however we reserved for the possible issuance of 16.5 million shares, which is the maximum amount that could be issued upon conversion. See Note 11. “Earnings Per Share” for the treatment of earnings per share in relation to the 2025 Notes.
As of October 2, 2021, we had $200.0 million of term loan outstanding under our credit agreement. We were in compliance with all covenants related to our long-term debt as of October 2, 2021.
The following table summarizes cash flows provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended
In thousands	October 2, 2021	September 26, 2020
Cash flows provided by (used for):
Operating activities	$233,807	$203,716
Investing activities	(56,445)	(40,514)
Financing activities	(112,065)	174,906
Net increase in cash, cash equivalents and restricted cash	$65,297	$338,108
Net Cash Provided by Operating Activities
Cash flows provided by operating activities increased $30.1 million from $203.7 million during the nine months ended September 26, 2020 to $233.8 million for the nine months ended October 2, 2021. The increase in net cash provided by operating activities consisted of an increase in net income of $120.8 million, due primarily to growth in sales during the nine months ended October 2, 2021, and an increase of non-cash expense items of $4.5 million including an increase in deferred income taxes of $30.3 million partially offset by a decrease in asset impairment charges of $19.4 million.
Changes in net working capital and other assets and liabilities used $95.3 million in cash compared to the nine months ended September 26, 2020. Working capital was most significantly impacted by changes in other liabilities, inventories, accounts payable, and other assets. Decreases in other liabilities during the nine months ended October 2, 2021 used $51.5 million in year-over-year cash primarily due to decreases in compensation related accruals of $31.9 million including payment of CARES Act deferred employer payroll taxes, timing of litigation settlements, and decreases in lease concessions and deferrals of $9.0 million. Increases in inventories used $27.3 million in year-over-year cash, primarily due to increased purchases including forward buys. Decreases in accounts payable during the nine months ended October 2, 2021 used $16.6 million in year-over-year cash, primarily due to timing of payments. Increases in other assets used $7.9 million in year-over-year cash consisting of $9.7 million of prepaid tax-related items offset by smaller decreases in other prepaid and non-current asset balances during the nine months ended October 2, 2021 when compared with the nine months ended September 26, 2020.
Offsetting these items were decreases in accounts receivable, which contributed $8.4 million in year-over-year cash, primarily reflective of year-over-year decreases in credit card receivables during the nine months ended October 2, 2021 compared to the same period of 2020.
Net Cash Used for Investing Activities
Net cash used for investing activities increased by $15.9 million, to $56.4 million, during the nine months ended October 2, 2021 from $40.5 million during the nine months ended September 26, 2020. The increase was primarily due to increased new store openings, offset partially by proceeds of $2.4 million in connection with the sale of the Company’s equity method investee. Refer to Note 1. “Description of Business and Basis of Presentation” for more information on the sale. Approximately 80% of our capital spend is related to our expected growth (i.e., new stores, optometric equipment, additional capacity in our optical laboratories and distribution centers, and our IT infrastructure, including omni-channel platform related investments).
Net Cash Provided By (Used For) Financing Activities
Net cash provided by (used for) financing activities decreased $287.0 million, from $174.9 million provision of cash during the nine months ended September 26, 2020 to $112.1 million use of cash during the nine months ended October 2, 2021. The decrease in cash provided by financing activities was primarily due to the prepayment of our term loan long-term debt in the current fiscal year compared to borrowings of long-term debt partially offset by principal payments in the prior year. The Company made voluntary term loan prepayments of $117.4 million during the nine months ended October 2, 2021 compared to proceeds of $548.8 million from the issuance of the 2025 Notes and borrowings on our revolving credit facility partially offset by principal payments on long-term debt of $369.3 million during the nine months ended September 26, 2020.
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
Capitalized terms used but not defined herein shall have the meanings assigned to such terms in our credit agreement. Pursuant to our credit agreement, the Company will not permit (i) the Consolidated Total Debt to Consolidated EBITDA Ratio to be negative or greater than (x) 4.50 to 1.00 with respect to the last day of the Company’s second and third fiscal quarters of 2021 and (y) 4.25 to 1.00 from and after the last day of the Company’s fourth fiscal quarter of 2021, subject to certain step-ups after the consummation of a Material Acquisition, or (ii) the Consolidated Interest Coverage Ratio of the Company as of the last day of any fiscal quarter of the Company to be less than 3.00 to 1.00. We were in compliance with all covenants related to our long-term debt as of October 2, 2021. Refer to Notes 4. “Long-term Debt” and 14. “Subsequent Events” for more information on our credit agreement and debt balance.
Share Repurchase Authority
Effective November 8, 2021, the Company's board of directors authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company’s common stock. Repurchases may be made from time to time in the Company’s discretion through one or more open market or privately negotiated transactions, and pursuant to pre-set trading plans meeting the requirements of all applicable securities laws and regulations. Shares may be repurchased under the program through December 30, 2023. The timing and amounts of any such repurchases will depend on a variety of factors, including the market price of the Company’s shares and general market and economic conditions.

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
As of October 2, 2021, $200.0 million of term loan borrowings were subject to variable interest rates, with a weighted average borrowing rate of 2.5%. An increase to market rates of 1.0% as of October 2, 2021 would not result in a material increase to interest expense. Assuming a decrease to market rates of 1.0% as of October 2, 2021, the resulting increase to interest expense related to the interest rate derivative would be approximately $9 million. For more information about quantitative and qualitative disclosures about market risk, please see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in Part II. of the 2020 Annual Report on Form 10-K.

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
In accordance with Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 2, 2021. Based on that evaluation, the CEO and the CFO have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic filings with the SEC is made known to them in a timely manner.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the third quarter of fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most corporate employees of the Company began working remotely due to the COVID-19 pandemic, though we will continue to assess the impact on the design and operating effectiveness of our internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
See Note 9. “Commitments and Contingencies” in our condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q for information regarding certain legal proceedings in which we are involved, which discussion is incorporated herein by reference.
Item 1A. Risk Factors
For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed in Part I. Item 1A. “Risk Factors” in our 2020 Annual Report on Form 10-K. Except as described below, there have been no material changes to the risk factors described in our 2020 Annual Report on Form 10-K.
The proposed new government regulations concerning mandatory COVID-19 vaccination or testing of employees could result in workforce attrition or other labor difficulties, which could have a material adverse impact on our business and results of operations.
As described above in “Management’s Discussion and Analysis,” on September 9, 2021, President Biden announced the Path Out of the Pandemic: COVID-19 Action Plan. As part of the COVID-19 Action Plan, President Biden directed OSHA to develop an ETS mandating either the full vaccination or weekly testing of employees for employers with 100 or more employees. On November 4, 2021, the OSHA ETS was released. Following the issuance of the ETS, litigation was filed challenging the ETS, and on November 6, 2021, the U.S. Court of Appeals for the Fifth Circuit issued an order temporarily staying the effect of the ETS until a decision is reached. In addition, on September 9, 2021, President Biden issued an executive order on ensuring adequate COVID-19 safety protocols for U.S. federal contractors as part of his COVID-19 Action Plan. On September 24, 2021, in furtherance of the executive order, the U.S. Safer Federal Workforce Task Force issued guidance requiring federal contractors and subcontractors to comply with certain COVID-19 safety protocols, including requiring certain employees to be fully vaccinated against COVID-19 by January 4, 2022, except in limited circumstances.
We are evaluating the applicability, scope and potential impacts of the COVID-19 Action Plan, the OSHA ETS and the related executive orders on our business and workforce. It is also possible that additional vaccine mandates may be announced in jurisdictions in which our businesses operate. It is currently not possible to predict with certainty the impact these new regulations and orders will have on our workforce. Our implementation of applicable requirements may result in workforce attrition or difficulty securing future labor needs, which could have a material adverse effect on our business, financial condition, and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
Exhibit Index

Exhibit No.	Exhibit Description
3.1	Third Amended and Restated Certificate of Incorporation of National Vision Holdings, Inc. -incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 10, 2021.
3.2	Third Amended and Restated Bylaws of National Vision Holdings, Inc. -incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 10, 2021.
10.1	Separation Agreement and General Release, dated as of September 30, 2021, between National Vision, Inc. and Joan Blackwood (filed herewith).
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the Company’s Quarterly report on Form 10-Q for the quarter ended October 2, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Vision Holdings, Inc.

Dated: November 10, 2021	By:	/s/ L. Reade Fahs
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 10, 2021	By:	/s/ Patrick R. Moore
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)