Form 10-K
period 2022-01-01
National Vision Holdings, Inc.
filed 2022-02-28
CIK 1710155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2022
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
If emerging growth company, indicate by check mark if the registrant has elected not to use the excluded transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 3, 2021, the last day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4.1 billion (based upon the closing sale price of the common stock on last trading date of the quarter on the NASDAQ).
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date

Class	Outstanding at February 18, 2022
Common Stock, $0.01 par value per share	81,407,944
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 1, 2022.

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
•An overall decline in the health of the economy and other factors impacting consumer spending, including inflation, recessionary conditions, the timing and issuance of tax refunds, governmental instability and natural disasters, may affect consumer purchases, which could reduce demand for our products and materially harm our sales, profitability and financial condition.
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
•If the performance of our Host and Legacy brands declines or we are unable to maintain or extend our operating relationships with our Host and Legacy partners, our business, profitability and cash flows may be adversely affected and we may be required to incur impairment charges.
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
•Our success depends upon our marketing, advertising and promotional efforts. If we are unable to implement them successfully or efficiently, or if our competitors are more effective than we are, it could have a material adverse effect on our business, financial condition and results of operations.
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
•Environmental, social and governance (ESG) issues, including those related to climate change, could have a material adverse effect on our business, financial condition and results of operations.
•Changing climate and weather patterns leading to severe weather and disasters may cause significant business interruptions and expenditures.
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
General
We are one of the largest and fastest growing optical retailers in the United States and a leader in the attractive value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best, regardless of their budget. Our mission is to make quality eye care and eyewear affordable and accessible to all Americans. We achieve this by providing eye exams, eyeglasses and contact lenses to value seeking and lower income consumers. We deliver exceptional value and convenience to our customers, with an opening price point that strives to be among the lowest in the industry, enabled by our low-cost operating platform. We reach our customers through a diverse portfolio of 1,278 retail stores across five brands and 18 consumer websites as of January 1, 2022, our 2021 fiscal year end.
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
The fundamentals of our model are described below:
•Differentiated and Defensible Value Proposition. We believe our success is driven by our low prices, convenient locations, broad assortment of branded and private label merchandise and the high levels of in-store service provided by our well-trained and passionate store associates and vision care professionals. We believe our bundled offers, including two-pairs of eyeglasses plus an eye exam for $69.95 at America’s Best and two-pairs of eyeglasses for $78 at Eyeglass World, are among the lowest price offerings of any national chain. Our ability to utilize national advertising for America’s Best allows us to communicate this value proposition to a meaningfully greater number of current and potential customers. We believe that our value proposition will continue to drive comparable store sales growth as we attract new customers and increase loyalty with existing customers.
•Recurring Revenue Characteristics. Eye care purchases are predominantly a medical necessity and are therefore considered non-discretionary in nature. We estimate that optical consumers typically replace their eyeglasses every two to three years, while contact lens customers typically order new lenses every six to twelve months, reflecting the predictability of these recurring purchase behaviors. This is further demonstrated by the customer mix of our mature stores, with existing customers representing 64% of total customers in 2021 and new customers representing the remaining 36% of total customers in 2021.
•Attractive Store Economics. Since 2006, we have opened 850 stores in the aggregate, including 820 stores under our America’s Best and Eyeglass World retail brands. Our store economics are based on low capital investment, steady ramping of sales in new locations, low operating costs and consistent sales volume and earnings growth in mature stores, which result in attractive returns on capital. By consistently replicating the key characteristics of our store model, we execute a formula-based approach to opening new stores and managing existing stores, which has delivered predictable store performance across vintages, diverse geographies and new and existing markets. Our new store model targets a store size between 3,500 to 4,500 square feet and an average new store cash investment of approximately $0.4 million to $0.5 million, in furniture, fixtures, leaseholds and equipment for new stores, net of tenant incentives. Our new store model targets sales in the fifth year of operation in the range of $1.4 million to $1.6 million, with at least 60% of year five sales targeted in the first full year of operation. Our new store model targets vary for America’s Best and Eyeglass World stores to reflect differences by brand, markets and geography. The majority of our owned stores have achieved profitability during the second year of operation and have paid back invested capital in three to five years.

•Grow Our Store Base. We believe that we continue to have significant expansion opportunities in the United States. We have adopted a disciplined expansion strategy designed to leverage the strengths of our compelling and distinct value proposition and recognized America’s Best and Eyeglass World brand names to develop new stores successfully in an array of markets that are primed for growth, including new, existing, small and large markets. We have an established partnership with a third party real estate data analytics firm to evaluate potential new America’s Best and Eyeglass World stores and most recently updated our analysis during 2020. The analysis suggests that we can grow America’s Best to at least 1,300 stores and Eyeglass World to at least 850 stores, inclusive of those already open. We believe that these two brands can accordingly grow from 965 stores as of January 1, 2022 to a total of at least 2,150 stores, with similar economics to the existing store base. From time to time we work with the data analytics firm to update the analysis of our expansion opportunities. We believe that our consistent track record of successfully opening stores across vintages, geographies and markets demonstrates our ability to further increase our store count and, as a result, we believe that our current level of new store growth of at least 75 stores per annum is sustainable for the foreseeable future.
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
The following table provides an overview of our portfolio of brands:
Overview of Our Brands and Omni-channel & E-commerce Platform

Owned & Host Brands				Legacy

Lowest Price	Eyewear Value Superstore	Shop-Within-A-Shop	Commissary Store	Shop-Within-A-Shop
		“Great Deals Everywhere You Look”	“Fantastic Military Pricing”	“Everyday Low Price”
Employed ODs	Mostly Independent ODs	Mostly Independent ODs	Mostly Independent ODs	Mostly Independent ODs
840 Stores	125 Stores	29 Stores	54 Stores	230 Stores
~3,500 sq. ft.	~4,500 sq. ft.	~800 sq. ft.	~1,000 sq. ft.	~1,800 sq. ft.
~1,300 SKUs	~1,900 SKUs	~600 SKUs	~700 SKUs	~800 SKUs
Centralized Lab	Lab in Store / Centralized Lab	Centralized Lab	Centralized Lab	Centralized Lab

OMNI-CHANNEL & E-COMMERCE
Sister Sites (4)		Proprietary Sites (5)	Partner Sites (9)

Note: Store count as of January 1, 2022. SKU figures refer to eyeglass frame SKUs. ODs are Doctors of Optometry.

All of our brands leverage our highly-efficient centralized laboratory network and distribution system, which helps us minimize production and distribution costs. As one of the largest purchasers of eyeglass frames, spectacle lenses and contact lenses in the United States, we also benefit from centralized procurement efforts and purchasing economies of scale.
Our America’s Best Brand. America’s Best strives to be the value leader in virtually every market in which it operates. Its signature offer of “two pairs of eyeglasses for $69.95, including a free eye exam”, is typically priced significantly lower than the competition and provides customers with a wide selection of frame choices at this entry point. In America’s Best stores, vision care services are provided by optometrists employed either by us or by independent professional corporations or similar entities. This model facilitates the brand’s bundled offer and its Eyecare Club programs, which offer two free eye exams per year for the duration of the membership plus a discount on contact lenses and eyeglasses. By leveraging our efficient centralized laboratory network, America’s Best stores are able to minimize processing costs and drive significant economies of scale. These stores typically stock approximately 1,300 eyeglass frame SKUs, including imports from low-cost overseas manufacturers, higher-margin private label brands and discounted well-known frame brands. America’s Best stores, which average approximately 3,500 square feet, are primarily located in high-traffic strip centers next to other value-focused retailers.
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
Our Partner Brands. We have three partner brands consisting of 230 Vision Centers in Walmart stores across the country, 54 Vista Optical locations on military bases and 29 Vista Optical locations within Fred Meyer stores as of January 1, 2022. Pursuant to a January 2020 amendment to our management & services agreement with Walmart, we added five additional Vision Centers in Walmart stores in fiscal year 2020. The current term of the management & services agreement between NVI and Walmart ends on February 23, 2024. We have strong, long-standing relationships with these partners. Our strategic relationship with Walmart is in its 32nd year and our partnerships with Fred Meyer and the U.S. military have been maintained for over 20 years. Our partner brands all compete within the value segment of the U.S. optical retail industry. These brands combine a broad selection of products and attentive customer service with the convenience of one-stop shopping. These brands also utilize our centralized laboratories and provide eye exams principally by independent optometrists in nearly all locations.
Our Omni-Channel and E-Commerce Platforms. We offer our customers an engaging digital shopping experience through an established platform of four omni-channel store websites, and 14 dedicated e-commerce consumer websites. Our omni-channel store websites augment our America’s Best, Eyeglass World, Vision Center and Vista Optical in military brands and provide a customer experience that extends across our in-store, mobile and e-commerce channels. We offer a range of services to customers, including eyeglass purchasing, online scheduling and appointment reminders, contact lens purchasing, “buy-in-store and ship-to-home” capabilities and online frame browsing, among others. Our omni-channel offerings work in concert with these brands to enhance the overall quality of the customer experience.
Our dedicated e-commerce websites are managed by our subsidiary, AC Lens. AC Lens operates five proprietary branded websites including, among others, aclens.com and discountcontacts.com. In addition, AC Lens operates and provides support services for nine third-party websites owned by other companies, including Walmart, Sam’s Club and Giant Eagle. AC Lens handles site management, customer relationship management and order fulfillment and also sells a wide variety of contact lenses, eyeglasses and eye care accessories. In the aggregate, sales from our omni-channel and e-commerce platforms, which includes “buy-in-store and ship-to-home” transactions, represented approximately 10.5% and 12.0% of our 2021 and 2020 fiscal year net revenue, respectively.

Our Industry1
The U.S. optical retail industry, defined by Vision Monday to include optical retailers’ revenues from the sales of products (including managed vision care benefit revenues and omni-channel and e-commerce sales) and eye care services provided by vision care professionals, including eye exams, is a $31 billion industry that has exhibited consistent, stable growth across economic cycles. According to Vision Monday, over the period from 2007 to 2019, the industry grew from $26 billion to $37 billion in annual sales, representing a compound annual growth rate (“CAGR”) of 3.2%. Due to the impact of the COVID-19 pandemic, industry sales in 2020 declined 16.2% from 2019. Over the period from 2007 to 2020, industry sales grew at a CAGR of 1.5%. The industry experienced only a modest decline during the 2008 to 2009 recession and rebounded with robust post-recession sales growth of 2.0% CAGR from 2009 to 2020, according to Vision Monday. The steady growth of the industry and its resilience to economic cycles is due in large part to the medical, non-discretionary and recurring nature of eye care purchases.

Source: Vision Monday
The majority of eyewear purchases are driven by need, with two primary drivers of demand: (i) diminishing eyesight with increasing age, causing new customers to buy corrective eyewear and (ii) a steady and consistent replacement cycle, as customers replace or purchase new eyewear for a variety of reasons, including changes in prescriptions, fashion trends and necessity (e.g., lost or broken eyewear).
The need for eyesight correction is diagnosed through eye tests and eye exams.
We anticipate that there are four key secular growth trends that will continue to contribute to the stability and growth of the U.S. optical retail industry:
•Aging Population. According to The Vision Council, 76% of adults in the United States used some form of vision correction as of September 2021. According to The Vision Council, at age 45, the need for vision correction begins to increase significantly, with approximately 86% of adults in the United States between the ages of 45 and 54 and approximately 89% of adults in the United States aged 55 and older using vision correction. As the U.S. population ages and life expectancy increases, the pool of potential customers and opportunities for repeat purchases in the optical retail industry are anticipated to rise. Given that eyesight deteriorates progressively with age, aging of the U.S. population should result in incremental sales of eyewear and related accessories.
•Consistent Replacement Cycle. The repetitive and predictable nature of customer behavior results in a significant volume of recurring revenue for the optical retail industry. The purchasing cycle of vision correction devices is closely tied to the frequency with which consumers obtain eye exams. Most optometrists recommend annual eye exams as a preventive measure against serious eye conditions and to help patients identify changes in their vision correction needs. According to The Vision Council, an estimated 197 million people in the United States using vision correction devices received over 121 million eye exams that year, implying an average interval between exams of 19 months. The interval between exams contributes to the industry’s stability and shortening this interval represents an opportunity to increase the frequency of customer purchases.
1 This section includes the most recently available industry information, primarily as of 2020. We expect industry data for 2021, that would include the impacts of COVID-19, to be available later in 2022.

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

Our Products and Services
Within our two reportable segments, we primarily offer two products and one service: eyeglasses, contact lenses and eye exams. Nonetheless, our diverse product portfolio encompasses many brand names and thousands of SKUs. Depending on the brand, our stores display approximately 600 to 1,900 eyeglass frame SKUs, covering all age groups. Offerings include both brand name designers, like Ray-Ban, Guess and Calvin Klein, as well as private label options at attractive prices. Our brand-name frame offerings are manufactured by market leaders and we partner with several overseas factories to direct source our private label products. We also offer a broad portfolio of lenses, including single vision and bifocal lenses, with a variety of treatments to enhance vision. Through one-on-one consultative-selling, our sales associates have a number of opportunities to share information about value-added lenses, including thinner, higher-quality lenses and photochromatic options, which carry higher margins. As a result, a significant number of America’s Best customers and Eyeglass World customers who purchase eyeglasses choose upgraded lenses and/or frames instead of each brand’s base offer. We also offer contact lenses and accessories from all major contact lens manufacturers, including our own private label brands (Sofmed and Natural Eyes HydraWear, made by CooperVision) that are offered in our America’s Best and Eyeglass World stores. Collectively, our broad product offerings deliver consistent financial results and reduce our reliance on any individual product, style or trend.
In both of our reportable segments, eye exam services are provided by optometrists employed by us or by professional corporations or similar entities owned by eye care practitioners with whom we have contractual arrangements or by independent optometrists with whom we have contracted. In addition, in certain locations, eye exam services may be provided utilizing a remote medicine platform.
Within our Owned & Host segment, America’s Best offers its Eyecare Club programs primarily to its contact lens customers. As of January 1, 2022, the Eyecare Club had approximately 1.6 million active members. Benefits of the Eyecare Club include two free eye exams per year for the duration of the multi-year membership, 10% off all contact lenses and eyeglasses and other periodic benefits and discounts. Memberships can be purchased in stores or on our America’s Best website. There is a high adoption rate of Eyecare Club membership by America’s Best customers who are not part of a managed care program and who visited an America’s Best store for a contact lens examination. The disposable nature of contact lenses means that customers must replenish their contacts frequently, and in order to refill their prescriptions, contact lens users must have a current prescription. For a prescription to be current, customers generally need to have an eye exam every one or two years, depending on the state in which they reside. The multiyear nature of these memberships, which customers pay in full at the time they join, facilitates repeat traffic to America’s Best stores for exams and contact lens purchases and builds customer loyalty.
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
Our Sourcing and Supplier Relationships
We purchase our merchandise from a wide variety of vendors, with a limited number of vendors supplying the majority of our eyeglass lenses and contact lenses. We are a large customer for all of our suppliers and we strive to form meaningful, long-lasting and mutually beneficial relationships with our vendors. We have long-term contracts with certain of our suppliers, including Essilor and CooperVision. Under our agreement with Essilor, Essilor has the sole and exclusive right to supply certain lenses for eyeglasses to us. The current term of our agreement with Essilor runs through May 2023. Thereafter, the agreement will automatically renew on a month-to-month basis unless either party gives 30 days’ prior written notice of termination, and we also have the ability to unilaterally extend the agreement an additional calendar quarter after the proposed termination date. We are collaborative in our vendor negotiations so as to develop a partnership with our vendors and, in time, a sense of loyalty to National Vision. Each of our top 10 vendors has been with us for approximately 10 years, and several of these vendors have been with us since our inception in 1990. We focus on sourcing low-cost products, including discounted well-known frame brands, secondary frame brands, direct import frames and private label contact lenses. By investing in our sourcing operations, we have increased our direct importation of eyeglass frames, which has enabled us to offer high quality frames at low prices while also generating strong gross margins.

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
We have a 118,000 square foot distribution center in Lawrenceville, Georgia and a 52,000 square foot distribution center in Columbus, Ohio. We utilize third-party carriers to transport products from these centers to customers and store locations.
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
Our financial success has helped fuel our ever-growing philanthropic engine. In the U.S., through our partnership with charitable organizations, we provide free vision screenings, eye exams and eyeglasses to young Americans and other underserved communities. In addition, through multiple charitable partnerships with organizations such as VisionSpring, RestoringVision, the International Agency for the Prevention of Blindness and VOSH International, we both directly assist and indirectly help improve the vision of millions of individuals globally. We also work collaboratively with others in the industry to help a portion of the world’s population who live with uncorrected vision problems.
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
As of January 1, 2022, we had 13,735 full-time and part-time associates. In addition, the professional corporations or similar entities with which we contract employed 1,256 optometrists as of January 1, 2022. We are not a party to any collective bargaining agreements. We have never experienced a strike or work stoppage, and we believe that our relations with our associates and optometrists are good.

Talent Acquisition
At National Vision, we are committed to attracting talent aligned with our Vision, Mission and Values. We have invested in key leadership roles within the talent organization to refine our approach and have incorporated new technology to improve both the candidate and hiring manager experience. In addition, we have partnered with schools and other organizations to promote the profession of optometry, including continuing our multi-year sponsorship of the Association of Schools and Colleges of Optometry campaign “Optometry Gives Me Life” targeted at high school and college students, and ensuring that graduating optometrists are educated on the variety of career options available to them. Additionally, we increased accessibility to our own internal National Vision Doctor of Optometry Tuition Reimbursement program, which provides for the reimbursement of education expenses to associates attending optometry school. To mitigate the impact the COVID-19 pandemic and temporary closure of our stores had on our traditional recruiting efforts and hiring cycles in 2020, we transitioned to online platforms for job fairs and on-campus events, selectively offered key incentives, such as a student loan repayment program, and educated applicants on the health and safety protocols implemented in our stores. We have continued with both online platform recruitment as well as in person events as part of our recruitment and hiring efforts in 2021.
Talent Development
We have a proven record of opening new stores with high-quality training support. As a result of the COVID-19 pandemic, we adapted our new store training approach by introducing and enhancing virtual instructor-led training classes, allowing for a continuation of high touch training to prepare stores to open safely and effectively. We also increased ongoing training, especially in the areas of safety protocol procedures and customer interactions. We provide associates and optometrists with several opportunities and mechanisms through which they can provide feedback and allow us to continue developing programs for training and growth.
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
Shortly after our IPO, we established the National Vision Crisis Relief Fund to help support associates who are facing financial hardship as a result of a natural disaster, family emergency or other unexpected events. Donations made to the Crisis Relief Fund are matched by the Company. Since its creation, over $1.1 million have been provided to associates for assistance, with over 95% provided since the beginning of the COVID-19 pandemic.
Diversity, Equity and Inclusion
We are committed to a diverse and inclusive culture and in 2020, we formed a new Diversity, Equity and Inclusion (“DEI”) department within the Company. As we move forward in our DEI journey, we are focused on advancing diversity in our recruitment, training, career mentorship and development, employment, branding and community service. In 2021, we continued our focus on reviewing best practices and initiatives and conducted listen and learn sessions with associates and optometrists to solicit feedback and identify opportunity areas. As a part of these efforts, we collaborated with non-profit and educational institutions with the goal of increasing the percentage of Black doctors in the industry, including sponsoring and participating in the “Impact HBCU” event sponsored by Black Eyecare Perspectives with the goal of increasing awareness in the field among historically black college and university (“HBCU”) students. In 2021, our Chief Executive Officer became a signatory to the CEO Action for Diversity and Inclusion pledge, committing to a series of actions related to diversity, equity and inclusion across the Company, industry and communities. We were named one of Forbes’ Best Employers for Women and one of Forbes’ Best Employers for Veterans in 2021 and received the highest ranking given by 50/50 Women on Boards for balanced gender representation among the independent members of the Company’s Board of Directors. We were also recognized as one of Forbes’ Best Employers for Diversity in 2021 for, among other things, our proactive diversity and inclusion initiatives.
COVID-19
The COVID-19 pandemic has presented unique challenges for our associates, doctors, customers and patients. We prioritized the safety of our associates, optometrists, customers and patients by voluntarily closing our stores to the public for a temporary period of time in 2020 to implement enhanced safety and cleaning protocols in order to serve our customers and patients with everyone’s health and safety in mind. Health and safety remain at the forefront for us as the pandemic and variants continue to evolve and present challenges for us.
Beginning in 2020, we created multiple resources for associates, including frequent and transparent communication tools, additional leave of absence and paid leave options, and centralized support to address COVID-19 questions and concerns, including regarding the availability of vaccines. We paid one-time appreciation bonuses to customer-facing associates, granted additional company holidays in the fourth quarter of fiscal year 2020 and paid benefits for associates furloughed in response to the COVID-19 pandemic. In addition, contributions to our Crisis Relief Fund more than tripled, reflecting the empathetic nature of our community.
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
The COVID-19 pandemic has caused changes to the seasonality we have historically experienced, including the resulting temporary closure of our stores for a portion of the first half of 2020 and impacts from the emergence of variants or delays in the issuance of tax refunds, and may continue to cause changes for the foreseeable future.
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
Corporate Practice of Medicine/Optometry and Similar Laws
Many states prohibit the corporate practice of medicine/optometry where an unlicensed entity practices medicine or employs a physician or optometrist to provide professional medical services. Many states interpret the corporate practice of medicine/optometry rules broadly to prohibit employment of eye care practitioners by corporations like us and to prohibit various financial arrangements, such as fee-splitting, between eye care practitioners and other entities. Many states also regulate certain business practices as well as landlord-tenant arrangements between optical companies and optometrists. For example, some states prohibit a common entrance to a retail optical location and an optometric office. These laws and regulations can vary significantly by state, requiring us to tailor our operations in each state to the particular laws of such state. Many of these laws and regulations are vague and are subject to the interpretation of regulators and enforcement authorities, which may change over time. States periodically revisit these laws and regulations and we are subject to the ongoing risk that the regulatory scheme in any state can change in ways adverse to us. Our America’s Best operations, which feature a bundled offer of eyeglasses and an eye examination, are particularly implicated by these laws.

Professional Licensure and Regulation
Our operations are subject to state licensing laws. All states license the practice of ophthalmology and optometry and many states license opticians. The dispensing of prescription eyewear is also regulated in most states in which we do business. In some states, we are required to register our stores as optical dispensaries.
Fairness to Contact Lens Consumers Act (“FCLCA”) and E-commerce Laws
In connection with our sales of contact lenses, we must comply with the FCLCA, and its implementing regulations, including the Contact Lens Rule, promulgated by the Federal Trade Commission (“FTC”), which establish a national uniform standard in the United States with regard to releasing and verifying contact lens prescriptions. This law and rule require that we verify the prescriptions we receive from our customers prior to selling contact lenses online. A violation of the Contact Lens Rule constitutes an unfair or deceptive act or practice under the FTC Act. In 2020, the FTC adopted changes to the Contact Lens Rule under the FCLCA, that include, among other topics, updates to the “passive verification” requirement, updates to certain other prescription requirements and new requirements regarding automated telephone verification messages.
Our e-commerce business must comply with various federal and state laws, most notably the FCLCA. Our online business must also be registered in various states as a non-resident contact lens seller.
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
Privacy and Security
We directly collect, use, access, disclose, transmit and/or store protected health information (“PHI”) and personally identifiable information (“PII”) in connection with the sales of our products and services, customer service, billing and employment practices. As a health care provider and as a business associate to health care providers, we are subject to federal and comparable state laws governing privacy and security, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and its implementing regulations, such as the Privacy Rule, the Security Rule and the Breach Notification Rule. The Health Information Technology for Economic and Clinical Health Act of 2009 (the “HITECH Act”) extends the Privacy Rule and the Security Rule directly to business associates. We are also subject to comparable state health privacy laws to the extent they are more protective of individual privacy than the Privacy Rule. Nearly all states have adopted their own data breach laws with comparable (and sometimes conflicting) standards and requirements. These state laws apply to breaches of specified elements of PII. In addition, states may amend or adopt new laws or regulations regarding data privacy that may be applicable to us, such as the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect January 2020, and the amendments to the CCPA made by the California Privacy Rights Act of 2020, which will go into effect in January 2023.

Laws Related to Reimbursement by Government Programs
Our participation in federal reimbursement programs, such as Medicare and Medicaid, subjects us to state and federal anti-kickback, false claims, physician self-referral and similar laws. The federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, to induce, or in exchange for, the referral of an individual or purchasing, furnishing, recommending or arranging for a good or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, certain discounts, the furnishing of free supplies, equipment, office space or services, credit arrangements, payment of cash and waivers of payments. Healthcare providers that have financial relationships may structure their arrangements to meet certain voluntary safe harbors under the federal Anti-Kickback Statute so that such financial relationships and business practices are not treated as offenses under the statute. Several courts have found a violation of the statute’s intent requirement if a single purpose of an arrangement involving remuneration is to induce referrals of patients or consumers purchasing healthcare goods or services paid for, in whole or in part, by federal government programs. There are also a number of healthcare fraud statutes that impose criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. A person or entity does not need to have actual knowledge of the Anti-Kickback Statute or healthcare fraud statutes, or specific intent to violate them in order to have committed a violation. Many states have adopted similar laws that apply to any third-party payors including commercial plans.
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
The U.S. Physician Self-Referral Law, or the Stark Law, generally prohibits physicians (which the Stark Law defines to also include optometrists) from referring, for “designated health services” (as defined by the Centers for Medicare & Medicaid Services), Medicare or Medicaid beneficiaries to any entity with which the physician or an immediate family member of the physician has a financial relationship. Designated health services do not include optometric services for physician referrals. This law further prohibits the entity receiving a prohibited referral from presenting a claim for reimbursement by Medicare or Medicaid for services furnished pursuant to the prohibited referral. The Stark Law has a number of specific mandatory exceptions for financial hardships between regulated healthcare providers that do not pose a risk of abuse to Medicare programs or patient abuse. Many states have adopted similar self-referral laws which are not limited to Medicare or Medicaid reimbursed services. In some cases, the rental of space constitutes a financial relationship under this law. The Stark Law is a strict liability law, meaning that intent is not required; the mere presence of a prohibited relationship may constitute a Stark Law violation if certain mandatory exceptions are not met.
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

Consumer Protection Laws
Federal and state consumer protection laws and regulations can apply to our operations and retail offers. Some of our promotions, such as our America’s Best offer of a “free” eye exam, are subject to compliance with laws and regulations governing use of this term. The FTC has authority under Section 5 of the Federal Trade Commission Act (the “FTC Act”) to investigate and prosecute practices that are “unfair trade practices,” “deceptive trade practices,” or “unfair methods of competition.” State attorneys general typically have comparable authority and many states permit private plaintiffs to bring actions on the basis of these laws. In addition, state regulators or boards of optometry may challenge our promotional practices, including America’s Best’s bundled offers, as, among other things, violating applicable state laws regarding unfair competition, false advertising to consumers, or corporate practice of optometry prohibitions.
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
Service Contract Regulations
We offer product protection plans for our eyeglasses. In certain states, service contract and similar laws regulate these plans. These laws, which vary by state, mandate that sellers of such contracts comply with various registration, disclosure and financial requirements. It is possible that regulators in certain states could determine that our extended warranty plans should be subject to these laws.
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
We are also subject to the requirements of the Occupational Safety and Health Administration (OSHA) and other federal and state agencies that address employee health, including from infectious diseases such as COVID-19, and safety. While we are not currently subject to any vaccine mandate, it continues to be our policy to encourage each of our employees to be fully vaccinated against COVID-19. To the extent we become subject to a vaccine mandate in the future, our implementation of the mandate could result in employee attrition, including attrition of critical skilled labor, and difficulty meeting future labor requirements.
We believe we are meeting state and federal rules and regulations protecting the health and safety of our employees. Based on new or revised regulatory developments, we may be required to take additional actions or increase expenditures in the future to comply with higher industry and regulatory safety standards.

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
The COVID-19 pandemic and the travel restrictions, quarantines, and other related public health measures and actions taken by governments and the private sector have adversely affected global economies, financial markets and the overall environment for our business, and the extent to which it may continue to impact our future results of operations and overall financial performance remains uncertain. The global macroeconomic effects of the pandemic may persist for an indefinite period of time, even after the pandemic has subsided.
As a result of the pandemic and the recommendations of U.S. government and health authorities, our retail stores closed to the public beginning on March 19, 2020, which had a material adverse impact on our sales and profitability. We began reopening our stores to the public on April 27, 2020 and on June 8, 2020, we announced the successful completion of the reopening process. While we expect to be able to continue operations for the duration of the pandemic, our store operations are subject to change based on market conditions and the continued evolution of the pandemic.
The COVID-19 pandemic and its continued evolution has impacted and may continue to impact us in the following ways:
•a disruption to our growth strategy, supply chain, delivery of merchandise, professional recruitment, ability to staff stores, typical seasonality and customer demand;
•newly enacted state, local and federal healthcare laws in response to COVID-19, including any vaccine mandate, and exposure to potential lawsuits, workforce attrition and difficulty in maintaining professional recruitment; and
•an inability to maintain sufficient levels of cash flow from our operations to fund our business and growth strategy and difficulty in obtaining additional financing on terms that are favorable to us.
The scope and duration of the pandemic, including the current wave of outbreaks from the emergence and spread of variants of COVID-19 throughout the United States and globally and other future resurgences, the pace at which government restrictions are lifted or re-instated to contain the virus, the impact on our ability to maintain sufficient personnel and recruit employees, the impact on our customers and suppliers, the speed and extent to which markets fully recover from the disruptions caused by the pandemic, and the impact of these factors on our business, will depend on future developments that are highly uncertain and cannot be predicted with confidence. It is possible that changes in economic conditions and steps taken by the federal government and the Federal Reserve in response to the COVID-19 pandemic could lead to higher inflation than we had anticipated, which could in turn lead to an increase in our costs of products and services and other operating expenses. In addition, to the extent COVID-19 adversely affects our operations and global economic conditions more generally, it may also have the effect of heightening many of the other risks described herein.
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

An overall decline in the health of the economy and other factors impacting consumer spending, including inflation, recessionary conditions, the timing and issuance of tax refunds, governmental instability and natural disasters, may affect consumer purchases, which could reduce demand for our products and materially harm our sales, profitability and financial condition.
Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer confidence and spending, such as general economic conditions, consumer disposable income, energy and fuel prices, recession and fears of recession, unemployment, minimum wages, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, tax rates and policies, inflation, consumer confidence in future economic conditions and political conditions, war and fears of war (including the recent Russian invasion of Ukraine), inclement weather, natural disasters, terrorism, outbreak of viruses or widespread illness and consumer perceptions of personal well-being and security. Over the past few years, global markets and economic conditions have been challenging, particularly in light of the COVID-19 pandemic and resulting temporary retail store closures that we instated in the first half of 2020. More recently, in January 2022 the consumer price index rose 7.5% on an annual basis, the highest reading since 1982. In addition, from time to time we have temporarily closed certain stores due to hurricanes, natural disasters or civil unrest. Such store closures due to factors that are outside of our control could materially adversely affect our sales and profitability.
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
Our ability to attract and retain vision care professionals depends on several factors. We compete with other optical retail companies, health systems and group practices for vision care professionals. We, as well as the professional corporations or similar entities that employ optometrists in certain of our retail locations, could face difficulties attracting and retaining qualified professionals if we or such corporations fail to offer competitive compensation and benefits. Increased compensation for vision care professionals could raise our costs and put pressure on our margins. We believe that the demand for optometrists in particular may continue to exceed supply in certain areas for a period of time and that the costs to employ or retain optometrists may increase, potentially materially, from current levels, which we have experienced to date due in part to hiring and labor market constraints.
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
An increasing percentage of our customers receive vision insurance coverage through managed care payors. These payors represent an increasingly significant portion of our overall revenues and our revenue growth and represented approximately one third of our overall revenues in fiscal year 2021. While we have relationships with almost all vision care insurers in the United States and with all of the major carriers, currently, a relatively small number of payors comprise the majority of our managed care revenues, subjecting us to concentration risk. Our future operational success could depend on our ability to negotiate contracts with managed vision care companies, vision insurance providers and other third-party payors, several of whom have significant market share. As our managed care business continues to expand, we have incurred and expect to incur additional costs related to this area of our business. In addition, as our managed care business continues to grow closer to overall industry penetration levels, we expect our associated revenue growth rate to slow over time.

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

If the performance of our Host and Legacy brands declines or we are unable to maintain or extend our operating relationships with our Host and Legacy partners, our business, profitability and cash flows may be adversely affected and we may be required to incur impairment charges.
We derive significant revenues and operating cash flows from our relationships with our Legacy and Host partners through our operations of 230 Vision Centers in select Walmart stores, 29 Vista Optical locations within select Fred Meyer stores and 54 Vista Optical locations on select military bases.
Termination or expiration of our Host and Legacy agreements would result in a reduction of our revenues and operating cash flows, which could be material and which could adversely affect our business, financial condition and results of operations including an impairment of the intangible assets. The loss of our Vision Centers or Vista Optical locations could impair our ability to attract and retain management and retail associates, compete for managed vision care contracts, obtain favorable terms, such as discounts and rebates, from optical vendors and generate cash to fund our business and service our debt obligations. We may seek to replace any lost Host or Legacy locations with new America’s Best or Eyeglass World stores but we may not be able to support the carrying value of the intangible assets at these brands or replace the lost revenues and cash flows.
For example, our current management & services agreement with Walmart presents a variety of risks. The current term of the management & services agreement ends on February 23, 2024. Sales associated with this arrangement with Walmart represented 8.0% of consolidated net revenue in fiscal year 2021, which exposes us to concentration of customer risk. In addition, the agreement permits Walmart to control many aspects of the retail operations at the Vision Centers we manage on behalf of Walmart, including pricing, merchandising and similar matters. If Walmart exercises its rights under this agreement in a way that adversely affects us, our sole remedy would be to terminate the agreement after participating in an informal resolution and, if necessary, a mediation process. There are no assurances that Walmart will not seek to exercise these rights in a manner that is materially adverse to our interests. In addition, under our current management & services agreement, we earn fees based on a percentage of the revenues from the Vision Centers we manage. The agreement also allows Walmart to collect penalties from us if the Vision Centers do not generate a requisite amount of revenues, which penalties equal a percentage of the shortfall. We may not be able to maintain the performance levels required and, as a result, may be forced to pay penalties to Walmart or default under this agreement at a point in time when our fees from the arrangement will already be lower than anticipated. Further, a breach by us of the terms and conditions of this agreement could cause us to lose all management fees derived under this agreement, which could adversely affect our financial position and results of operations.
At January 1, 2022, the carrying value of goodwill and intangible assets at our Host and Legacy brands was $23.1 million and $79.0 million, respectively. We review the carrying value of our goodwill and intangibles for impairment annually, or more frequently when impairment indicators exist. The impairment test requires us to analyze a number of factors, including evaluating the useful life of intangible assets, and make estimates that require judgment. Future changes in the business profitability, expected cash flows, changes in our business strategy and external market conditions, among other factors, could require us to record impairment charges for goodwill or intangible assets, which could lead to decreased assets and reduced net income. If a significant write down were required, the charge could have a material adverse effect on our operating results and stockholders’ equity, and could impact the trading price of our common stock.

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
For example, the arrangements we have implemented with optometrists and professional corporations or similar entities owned by eye care practitioners could subject us to scrutiny by federal and state regulatory bodies regarding federal and state anti-kickback, fraud and abuse, or other laws. In addition, our failure, or the failure of vision care professionals who are our associates or with whom we have contractual arrangements, to obtain and maintain appropriate licenses could result in the unavailability of vision care professionals in or near our stores, loss of sales and/or the closure of our stores without licensed professionals, as well as fines and penalties for dispensing prescription eyewear without such licensed professionals.
We must comply with the FCLCA and its implementing regulations with respect to verifying contact lens prescriptions in connection with our online sales of contact lenses. Our extended warranty plans may subject us to state laws, which vary by state, that regulate the sale of product service contracts or insurance-like arrangements. It is possible that regulators in certain states could determine that our warranty plans should be subject to these laws and mandate that we comply with various registration, disclosure and financial requirements. In such event, we could be required to incur enhanced compliance costs, as well as the risk of cease and desist orders and monetary penalties.
We are subject to HIPAA, the HITECH Act and the health data privacy, security and breach notification regulations issued pursuant to these statutes, which govern our collection, use, access, disclosure, transmission and/or storage of PHI, in connection with the sales of our products and services, customer service, billing and employment practices, as well as our operations as a business associate to multiple healthcare providers. In addition, there are existing state privacy, security and breach notification laws and regulations that apply to both PHI and PII collected by us. These existing laws and regulations may be amended and states may adopt new laws or regulations regarding consumer data privacy (such as the California Consumer Privacy Act of 2018, which became effective in January 2020). Our failure to effectively implement the required or addressable data privacy and security safeguards and breach notification procedures, or our failure to accurately anticipate the application or interpretation of these statutes, regulations and standards, could lead to invalidation or modification of our agreements with optometrists or professional corporations or similar entities owned by eye care practitioners, create material civil and/or criminal liability for us or require us to change our business practices, which could result in adverse publicity and loss of consumer trust, and have a material adverse effect on our business, financial condition and results of operations.
Our participation in federal healthcare programs, such as Medicare and Medicaid, requires us to comply with laws regarding the way in which we conduct business and submit claims. These laws include the federal Anti-Kickback Statute, which attaches criminal liability to unlawful inducements for the referral of business reimbursable under federally-funded healthcare programs; the federal physician self-referral laws, which attach repayment and monetary damages where a healthcare service provider seeks reimbursement for providing certain services to a patient who was referred by a physician that has certain types of direct or indirect financial relationships with such service provider; and the FCA, which attaches per-claim liability and potentially treble damages to the filing of false claims for payment under federally funded programs. Many states have also adopted similar laws that apply to any third-party payor including commercial plans. Our operating results could be negatively impacted by developments in these areas due to the costs of compliance in addition to possible civil and criminal penalties, litigation and exclusion from government healthcare programs in the event of deemed noncompliance.

In addition, a person who offers or transfers to a federal healthcare program beneficiary any remuneration, including the transfer of items or services for free or other than fair market value, that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services, may be liable for significant civil monetary penalties. Although this prohibition applies only to federal healthcare program beneficiaries; the provision of free items and services to patients covered by commercial payors may implicate applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud. In addition, state regulators or boards of optometry may also challenge our promotional practices, including America’s Best’s bundled offers, as, among other things, violating applicable state laws regarding unfair competition, false advertising to consumers, or corporation practice of optometry prohibitions. To the extent our promotional programs are found to be inconsistent with applicable laws, we may be required to restructure or discontinue such programs, or be subject to other significant penalties.
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
We are engaged in managed vision care, both as a managed care entity through our subsidiary, FirstSight, and as a provider to managed care payors and insurers, and are subject to additional regulations as a result. FirstSight is licensed as a single-service HMO and is subject to the managed care laws of the State of California and is comprehensively regulated by the DMHC. FirstSight’s failure to comply with the regulations and requirements under such managed care laws may result in the imposition of various sanctions, including the suspension or revocation of FirstSight’s license, civil penalties and appointment of a receiver, among others. Material changes to the operations of FirstSight, including the opening of America’s Best locations outside of defined service areas, must be approved by the DMHC. This approval process can be complex and can cause delays in the projected opening of our stores. The sale of managed care products by FirstSight is essential to our expansion of America’s Best in California, and the suspension or loss of our license or our failure to otherwise comply with applicable regulatory requirements could have a material adverse impact on our expansion plans in California.
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
We source merchandise from suppliers located in China, a significant amount of domestically-purchased merchandise is manufactured in China, and one of our outsourced third-party laboratories is located in China. Historically, tariffs have not materially affected our financial results, and we believe that less than 15% of costs applicable to revenue are subject to tariffs on Chinese imports. Effective September 1, 2019, the U.S. government implemented a 15% tariff on specified products imported into the U.S. from China and effective February 14, 2020, the 15% tariff was reduced to 7.5%. In June 2020, the U.S. government granted a temporary exclusion for plastic and metal frames with a retroactive effective date of September 1, 2019, and such exclusion expired in September 2020. Given the current U.S. presidential administration, there is uncertainty whether there will be, and the resulting impacts of, any changes to U.S. government trade policy. While we have implemented mitigation plans and continue to focus on additional mitigation strategies to offset the impact of tariffs, costs with respect to products subject to these tariffs have increased. If we are unable to mitigate the full impact of the enacted tariffs or if there is a further escalation of tariffs, costs on a significant portion of our products may increase further and our financial results may be negatively affected.
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

We also source merchandise directly from suppliers outside of the United States. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control including increased shipping costs, the imposition of additional import or trade restrictions, including legal or economic restrictions on overseas suppliers’ ability to produce and deliver products, increased custom duties and tariffs, unforeseen delays in customs clearance of goods, more restrictive quotas, loss of a most favored nation trading status, currency exchange rates, transportation delays, port of entry issues and foreign government regulations, political instability and economic uncertainties in the countries from which we or our vendors source our products. Our product sourcing could be impacted by current and future travel restrictions and/or the shut-down of certain businesses in China or elsewhere due to the COVID-19 pandemic and the resurgence of variants. Supply chain disruptions arising from COVID-19 may impact our ability to make products, the cost for such products and the ability to deliver products to customers in a timely fashion. Our sourcing operations may also be hurt by health concerns regarding infectious diseases in countries in which our merchandise is produced. Moreover, negative press or reports about internationally manufactured products may sway public opinion, and thus customer confidence, away from the products sold in our stores. These and other issues affecting our international vendors or internationally manufactured merchandise could have a material adverse effect on our business, financial condition and results of operations.
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
We rely on a limited number of vendors to supply the majority of our eyeglass lenses and contact lenses and are thus exposed to concentration of supplier risk. In particular, we have agreed to exclusively purchase almost all of our spectacle lenses from one supplier. During fiscal year 2021, 90% of lens expenditures were from this vendor and 92% of contact lens expenditures were with three vendors. We are less exposed to a supplier risk for our eyeglass frames as only 57% of frame expenditures were with two vendors. If we were to lose any significant supplier, we may be unable to establish additional or replacement sources for our products that meet our quality controls and standards in a timely manner or on commercially reasonable terms, if at all. As a few major suppliers dominate the optical retail industry, the risks associated with finding alternative sources may be exacerbated. For example, effective October 1, 2018, Essilor and Luxottica completed their merger to become EssilorLuxottica, which exacerbates our concentration of supplier risk.

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
Our systems may be subject to damage or interruption from power outages or damages, telecommunications problems, data corruption, software errors, network failures, acts of war or terrorist attacks, fire, flood, ransomware and natural disasters. Our existing safety systems, data backup, access protection, user management and information technology emergency planning may not be sufficient to prevent data loss or long-term network outages. In addition, we may have to upgrade our existing information technology systems or choose to incorporate new technology systems from time to time in order for such systems to support the increasing needs of our expanding business. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations.

Our systems and those of our third-party service providers and business partners may be vulnerable to security breaches, attacks by hackers, acts of vandalism, computer viruses, misplaced or lost data, human errors or other similar events. Security breaches, computer malware and computer hacking have become more prevalent across industries and are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated organized groups and individuals. As a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our reliance on internet technology and the increased number of employees working remotely. If unauthorized parties gain access to our networks or databases, or those of our third-party service providers or business partners, they may be able to steal, publish, delete, use inappropriately or modify our private and sensitive third-party information including protected health information, payment card information and personal identification information. In addition, associates may intentionally or inadvertently cause data or security breaches that result in unauthorized release of sensitive or confidential information. Because the techniques used to circumvent security systems can be highly sophisticated, change frequently, are often not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address all possible techniques or implement adequate preventive measures for all situations. Like most corporations, the Company’s systems are a target of attacks. Although the incidents that we have experienced to date have not had a material effect on our business, there can be no assurance that such incidents will not have a material adverse effect on us in the future. Any such breach, attack, virus or other event could result in costly investigations and litigation exceeding applicable insurance coverage or contractual rights available to us, civil or criminal penalties, operational changes or other response measures, loss of consumer confidence in our security measures, and negative publicity that could adversely affect our financial condition, results of operations and reputation.
The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and changing requirements across our business. For instance, as an entity that collects and maintains personally identifiable information and protected health information, we could be forced, in the event of a data breach, to report the breach not only to affected customers, but also to various public agencies and media outlets, potentially harming our reputation and our business Our business partners may have contractual rights of indemnification against us or seek to terminate our contracts with them in the event that their customer or proprietary business information is released as a result of a breach of our information technology. Additionally, business partners may also face a data breach, allowing for our customer or proprietary business information to be released, could result in a loss of consumer confidence in our security measures, harm our business and also lead to costly investigations and litigation. Such a data breach of a business partner also may not be adequately covered under contractual rights of indemnification or cyber insurance. Further, if we are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions and expulsion from card acceptance programs, which could adversely affect our retail operations. As privacy and information security laws and regulations change, we may incur additional compliance costs.
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
Our planned expansion has and continues to place increased demands on our existing operational, managerial, supply-chain and administrative resources. These increased demands could strain our resources and cause us to operate our business less effectively, which in turn could cause the performance of our new and existing stores to suffer.

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

Our success depends upon our marketing, advertising and promotional efforts. If we are unable to implement them successfully or efficiently, or if our competitors are more effective than we are, it could have a material adverse effect on our business, financial condition and results of operations.
We use marketing and promotional programs to attract customers to our stores and to encourage purchases by our customers. If we fail to successfully or efficiently develop and implement marketing, advertising and promotional strategies, we may be unable to achieve and maintain brand awareness, and customer traffic to our stores and/or websites may be reduced. We may not be able to advertise cost-effectively in new or smaller markets in which we have lower store density, which could slow growth at such stores. Changes in the amount and degree of promotional intensity or merchandising strategy by our competitors could cause us to have difficulties in retaining existing customers and attracting new customers. If the efficacy of our marketing or promotional activities declines or if such activities of our competitors are more effective than ours, or if for any other reason we lose the loyalty of our customers, it could have a material adverse effect on our business, financial condition and results of operations. Further, since our expansion in California, we have a national advertising campaign for America’s Best as opposed to only utilizing local advertising campaigns. We cannot provide assurances that a national advertising campaign will be cost-effective or successful or that we will continue such campaigns.

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
Most leases for our stores provide for a minimum rent and typically include escalating rent increases over time. In certain circumstances we pay a percentage rent based upon sales after certain minimum thresholds are achieved. Our failure to achieve these thresholds could cause our occupancy costs for these locations to increase materially on a percentage of sales basis. The leases generally require us to pay insurance, utilities, real estate taxes and common area maintenance expenses, which are highly variable over time. Our substantial lease obligations could have significant negative consequences, including:
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
Further, the substantial majority of our leased sites are both currently and in the future expected to be subject to long-term noncancelable leases. If an existing or future store is not profitable and we decide to close it, we may nonetheless be obligated to perform our obligations under the applicable lease including, among other things, paying the base rent and other charges for the balance of the lease term. Even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under that lease and/or be required to pay substantial termination fees.
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
Technological advances in vision care, including the development of telemedicine and other new or improved products, as well as future drug development for the correction of vision-related problems, could significantly change how eye exams may be conducted and make our existing products less attractive or even obsolete. Several companies have developed technologies for and some companies are incorporating the remote delivery of eye examinations and eye refractions. We have begun to pilot remote medicine technologies in a limited number of locations to enable the provision of remote eye examinations. If consumers accept the use of these technologies, consumers could become less likely to obtain an in-person eye examination and therefore less likely to shop at our retail locations. We also may not be able to successfully incorporate remote medicine technologies into our business which could make our exam process less attractive to customers. Additionally, the greater availability and acceptance, or reductions in the cost, of vision correction alternatives to prescription eyeglasses and contact lenses, such as corneal refractive surgery procedures, photo-refractive keratotomy, or PRK and LASIK, may reduce the demand for our products, lower our sales and thereby adversely impact our business and profitability.

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
•reliance on third parties for computer hardware and software, web-hosting, as well as delivery of merchandise to our customers;
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

Environmental, social and governance (ESG) issues, including those related to climate change, could have a material adverse effect on our business, financial condition and results of operations.
Investors, customers, employees and other stakeholders have increasingly focused on the ESG practices of companies in recent years. As we published our first Corporate Responsibility Report in 2021 and continue to develop our corporate responsibility strategy, our ESG practices will be evaluated against stakeholders’ evolving expectations and standards for responsible corporate citizenship. If our practices in the areas of social impact, employee empowerment, environmental stewardship and corporate governance fail to meet such expectations and standards, our reputation and employee and customer retention may be negatively impacted. Additionally, increased regulatory requirements in environmental stewardship could also lead to increased operational costs. If we do not adapt to new regulations or meet evolving stakeholder expectations on ESG issues, investors may reconsider their investment in the company and customers may choose to find alternative providers, which could have a material adverse effect on our business, financial condition and results of operations.

Changing climate and weather patterns leading to severe weather and disasters may cause significant business interruptions and expenditures.
Severe weather conditions and other natural phenomena resulting from changing weather patterns and rising sea levels or other causes, including hurricanes, floods, fires, landslides, extreme temperatures, significant precipitation, and earthquakes, may result in damage to our stores or other facilities and unavailability of our workforce. Additionally, shifts in weather patterns caused by climate change are expected to increase the frequency, severity or duration of certain adverse weather conditions, which could cause more significant business interruptions that result in increased costs, increased liabilities, and decreased revenues. Such losses could materially and adversely effect our business, financial condition and results of operations. Climate change may also have indirect effects on our business, including for example, leading to increased costs (or unavailability) of property or other insurance policies. Additionally, changes in federal or state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing stores and other facilities and could also require us to spend more on new stores or facilities without a corresponding increase in revenue.

Risks Related to Our Indebtedness and Ownership of Common Stock
We have a significant amount of indebtedness which could adversely affect our business and financial position, including limiting our business flexibility and preventing us from meeting our debt obligations.
We have a significant amount of indebtedness. As of January 1, 2022, we had approximately $552.5 million of aggregate principal amount of indebtedness associated with our first lien term loan in the aggregate principal amount of $420.0 million (the “term loan”) and 2025 Notes outstanding (excluding finance lease obligations). Our leverage could have important consequences for us, including:
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
As of January 1, 2022, $150.0 million of term loan borrowings were subject to variable interest rates, with a weighted average borrowing rate of 2.5%. In fiscal year 2021, following the maturity of the interest rate swaps, the interest rate collar hedged some of the variability in Company’s interest rates. A decrease in LIBOR, or any alternative rate, below a certain threshold could require payments to the counterparty of our interest rate collar derivative and could materially reduce our profitability and cash flows. An increase in interest rates, whether because of an increase in market interest rates or a decrease in our creditworthiness, could also increase the cost of servicing our debt and could materially reduce our profitability and cash flows.
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. Further, on November 30, 2020 the ICE Benchmark Administration Limited announced its plan to extend the date that most USD-LIBOR values would cease being computed to June 30, 2023. The Alternative Reference Rates Committee and the International Swaps and Derivatives Association have identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for USD-LIBOR in debt, derivatives, and other financial contracts. Even if financial instruments are transitioned to alternative benchmarks, such as SOFR, successfully, the new benchmarks are likely to differ from LIBOR, and our interest expense associated with our outstanding indebtedness or any future indebtedness we incur may increase. Further, transitioning to an alternative benchmark rate, such as SOFR, may result in us incurring significant expense and legal risks. In 2021, we amended our credit agreement to, among other things, add customary LIBOR replacement provisions. Any alternative benchmark rate may be calculated differently than LIBOR and may increase the interest expense associated with our existing or future indebtedness.

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
On May 12, 2020, we completed the issuance of 2.50% convertible senior notes due on May 15, 2025 (the “2025 Notes”). The 2025 Notes are convertible into cash, shares of common stock or a combination of cash and shares of common stock at our election, based on the applicable conversion rate at such time. Prior to February 15, 2025, the 2025 Notes are convertible at the option of the holders of such notes under certain circumstances as provided in the governing indenture and, as of January 1, 2022, those circumstances were in effect. Based on the initial conversion rate of the 2025 Notes, which is subject to adjustment, the 2025 Notes are convertible into 12.9 million shares of our common stock with a maximum possible issuance of 16.5 million shares. The conversion of some or all of the 2025 Notes could dilute the ownership interests of existing stockholders to the extent we elect to deliver shares of our common stock upon conversion of any of the 2025 Notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.

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
•advance notice requirements for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings; and
•certain limitations on convening special stockholder meetings.

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
A summary of our stores by location as of January 1, 2022 is as follows:

State	America’s Best	Eyeglass World	Legacy	Other	State	America’s Best	Eyeglass World	Legacy	Other
AK	—	—	1	7	MT	—	—	1	—
AL	17	1	3	3	NC	19	—	36	2
AR	—	—	—	1	ND	—	—	—	—
AZ	25	10	9	2	NE	4	1	—	1
CA	70	20	43	4	NH	—	—	2	—
CO	24	1	7	3	NJ	34	—	3	1
CT	10	—	7	—	NM	—	2	6	3
DE	—	—	—	—	NV	—	3	2	1
FL	80	36	2	2	NY	35	—	13	1
GA	40	3	30	5	OH	32	1	—	1
HI	—	—	3	—	OK	—	—	—	—
IA	8	1	—	—	OR	11	—	3	9
ID	6	—	—	—	PA	37	4	13	—
IL	51	2	—	—	RI	—	—	—	—
IN	15	10	—	—	SC	15	3	6	1
KS	—	1	8	2	SD	—	—	1	—
KY	5	1	—	2	TN	22	2	—	—
LA	15	—	1	1	TX	111	5	3	5
MA	—	—	2	—	UT	13	5	—	1
MD	22	—	1	1	VA	28	—	16	1
ME	—	—	—	—	VT	—	—	—	—
MI	30	11	—	—	WA	14	1	1	19
MN	15	—	—	—	WI	11	—	—	—
MO	20	1	—	1	WV	—	—	6	—
MS	—	—	—	2	WY	1	—	1	—
___________
Note: ‘Other’ includes Vista Optical in Fred Meyer stores and on military bases. There is one Vista Optical location in Puerto Rico.
We lease laboratories in Georgia, Texas and Utah and distribution centers in Georgia and Ohio, and we own our laboratory in Minnesota.
Our corporate offices are located in leased space in Duluth, Georgia. In addition, we lease office space for our AC Lens corporate office in Columbus, Ohio and office space for our FirstSight corporate office in Upland, California.

Item 3. Legal Proceedings
See Note 11. “Commitments and Contingencies” in our consolidated financial statements included in Part II. Item 8. of this Form 10-K for information regarding certain legal proceedings in which we are involved, which discussion is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NASDAQ Global Select Market under the symbol “EYE”.
Holders
As of February 18, 2022, there were approximately 20 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not represent the actual number of beneficial owners of our common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners.
Issuer Purchases of Equity Securities
The following table summarizes the repurchases of the Company’s common stock during the three months ended January 1, 2022:

In thousands, except per share amounts
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 3, 2021 - October 30, 2021	—	—	—	—
October 31, 2021 - December 4, 2021	1,425	$49.04	1,425	$30,060
December 5, 2021 - January 1, 2022	—	—	—	—
Total	1,425	$49.04	1,425	$30,060
(1) See above for information about the Company’s share repurchases, as well as Note 1.“Business and Significant Accounting Policies”, in the consolidated financial statements included in Part II. Item 8. of this Form 10-K.

Effective November 8, 2021, the Company's Board of Directors authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company's common stock. On November 29, 2021, the Company’s Board of Directors authorized a share repurchase program up to $100 million in aggregate amount of shares of the Company’s common stock that may be repurchased under the Company’s current share repurchase program. Shares may be repurchased under the program through December 30, 2023. On February 23, 2022, our Board of Directors authorized a $100 million increase to the share repurchase authorization, for a total authorization of $200 million. Following repurchases in fiscal year 2021, $130 million remains available under the share repurchase authorization. The timing and amounts of any such repurchases will depend on a variety of factors, including the market price of the Company’s shares and general market and economic conditions.

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
The graph below presents the Company’s cumulative total stockholder returns relative to the performance of the NASDAQ Global Composite Index and the NASDAQ US Benchmark Retail Index commencing October 26, 2017 (the Company’s initial day of trading) through January 1, 2022. All values assume a $100 initial investment at the opening price of the Company’s common stock on NASDAQ and data for the NASDAQ Global Composite Index and the NASDAQ US Benchmark Retail Index assumes all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end values based on the last trading day of each fiscal year. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
10/26/2017
12/29/2017
12/28/2018
12/27/2019
12/31/2020
12/31/2021
National Vision Holdings, Inc.
NASDAQ Global Composite Index
NASDAQ US Benchmark Retail Index

Unregistered Sales of Equity Securities
None.

Item 6. Reserved

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
We conduct substantially all of our activities through our indirect wholly-owned subsidiary, NVI, and its subsidiaries. We operate on a retail fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to December 31. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References herein to “fiscal year 2021” relate to the 52 weeks ended January 1, 2022, references herein to “fiscal year 2020” relate to the 53 weeks ended January 2, 2021 and references herein to “fiscal year 2019” relate to the 52 weeks ended December 28, 2019.
The disclosures contained in this Form 10-K are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law. For further information, please see “Risk Factors” and “Forward-Looking Statements.”
Overview
We are one of the largest and fastest growing optical retailers in the United States and a leader in the attractive value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best, regardless of their budget. Our mission is to make quality eye care and eyewear affordable and accessible to all Americans. We achieve this by providing eye exams, eyeglasses and contact lenses to value seeking and lower income consumers. We deliver exceptional value and convenience to our customers, with an opening price point that strives to be among the lowest in the industry, enabled by our low-cost operating platform. We reach our customers through a diverse portfolio of 1,278 retail stores across five brands and 18 consumer websites as of fiscal year end 2021.
Brand and Segment Information
Our operations consist of two reportable segments:
•Owned & Host – As of fiscal year end 2021, our owned brands consisted of 840 America’s Best Contacts and Eyeglasses (“America’s Best”) retail stores and 125 Eyeglass World retail stores. In America’s Best stores, vision care services are provided by optometrists employed by us or by independent professional corporations or similar entities. America’s Best stores are primarily located in high-traffic strip centers next to value-focused retailers. Eyeglass World locations primarily feature eye care services provided by independent optometrists and optometrists employed by independent professional corporations or similar entities and on-site optical laboratories that enable stores to quickly fulfill many customer orders and make repairs on site. Eyeglass World stores are primarily located in freestanding or in-line locations near high-foot-traffic shopping centers. Our Host brands consisted of 54 Vista Optical locations on select military bases and 29 Vista Optical locations within select Fred Meyer stores as of fiscal year end 2021. We have strong, long-standing relationships with our Host partners and have maintained each partnership for over 20 years. These brands provide eye exams primarily by independent optometrists. All brands utilize our centralized laboratories. This segment also includes sales from our America’s Best, Eyeglass World, and Military omni-channel websites.

•Legacy – We manage the operations of, and supply inventory and laboratory processing services to, 230 Vision Centers in Walmart retail locations as of fiscal year end 2021. This strategic relationship with Walmart is in its 32nd year. Pursuant to a January 2020 amendment to our management & services agreement with Walmart, we added five additional Vision Centers in Walmart stores in fiscal year 2020. On July 17, 2020, NVI and Walmart extended the current term and economics of the management & services agreement by three years to February 23, 2024; refer to Note 14. “Segment Reporting” included in Part II. Item 8. of this Form 10-K for further information. Under the management & services agreement, our responsibilities include ordering and maintaining merchandise inventory; arranging the provision of optometry services; providing managers and staff at each location; training personnel; providing sales receipts to customers; maintaining necessary insurance; obtaining and holding required licenses, permits and accreditations; owning and maintaining store furniture, fixtures and equipment; and developing annual operating budgets and reporting. We earn management fees as a result of providing such services and therefore we record revenue related to sales of products and product protection plans to our Legacy partner’s customers on a net basis. Our management & services agreement also allows our Legacy partner to collect penalties if the Vision Centers do not generate a requisite amount of revenues. No such penalties have been assessed under our current arrangement, which began in 2012. We also sell to our Legacy partner merchandise that is stocked in retail locations we manage pursuant to a separate supplier agreement, and provide centralized laboratory services for the finished eyeglasses for our Legacy partner’s customers in stores that we manage. We lease space from Walmart within or adjacent to each of the locations we manage and use this space for vision care services provided by independent optometrists or optometrists employed by us or by independent professional corporations or similar entities. During the fiscal year 2021, sales associated with this arrangement represented 8.0% of consolidated net revenue. This exposes us to concentration of customer risk.
Our consolidated results also include the following activity recorded in our Corporate/Other category:
•Our e-commerce platform of 14 dedicated websites managed by AC Lens. Our e-commerce business consists of five proprietary branded websites, including aclens.com, discountglasses.com and discountcontactlenses.com, and nine third-party websites with established retailers, such as Walmart, Sam’s Club and Giant Eagle as well as mid-sized vision insurance providers. AC Lens handles site management, customer relationship management and order fulfillment and also sells a wide variety of contact lenses, eyeglasses and eye care accessories.
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
Reportable segment information is presented on the same basis as our consolidated financial statements, except reportable segment sales which are presented on a cash basis, including point of sales for managed care payors and excluding the effects of unearned and deferred revenue, consistent with what our chief operating decision maker (“CODM”) regularly reviews. Reconciliations of segment results to consolidated results include financial information necessary to adjust reportable segment revenues to a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), specifically the change in unearned and deferred revenues during the period. There are no revenue transactions between reportable segments, and there are no other items in the reconciliations other than the effects of unearned and deferred revenue. See Note 14. “Segment Reporting” in our consolidated financial statements included in Part II. Item 8. of this Form 10-K.
Deferred revenue represents the timing difference of when we collect the cash from the customer and when services related to product protection plans and eye care club memberships are performed. Increases or decreases in deferred revenue during the reporting period represent cash collections in excess of, or below the recognition of, previous deferrals.
Unearned revenue represents the timing difference of when we collect cash from the customer and delivery/customer acceptance, and includes sales of prescription eyewear during approximately the last seven to 10 days of the reporting period.

Trends and Other Factors Affecting Our Business
Various trends and other factors will affect or have affected our operating results, including:
Impact of COVID-19
The COVID-19 pandemic and related federal, state and local governmental and healthcare authority guidelines materially impacted our business and results of operations in 2020 and continue to impact our business results. In 2020, the COVID-19 pandemic directly and indirectly impacted our operations, consumer behavior, comparable store sales, our associates and optometrists and the overall market. In the early stages of the pandemic, we temporarily closed all of our stores to the public across the U.S. on March 19, 2020 and announced the successful completion of the reopening process with enhanced safety and cleaning protocols on June 8, 2020. The decrease in revenue from our temporary store closures was not offset by proportional decreases in expense, as we continued to incur store occupancy costs even while stores were temporarily closed, costs directly related to adapting the Company’s operations to the COVID-19 pandemic such as personal protective equipment and other supplies needed to operate our stores safely and certain other costs such as compensation, a tangible appreciation bonus paid to our customer-facing doctors and associates, and other administrative expenses, resulting in a negative effect on profitability. We also implemented capital spending and expense reduction initiatives, including a temporary pause in new store openings between March and June 2020, reduced near term marketing, a temporary reduction in compensation across the organization until the second quarter of 2020, a suspension of non-essential travel, implementation of a remote work policy for certain corporate associates, and we worked with a base of vendors and landlords to extend payment terms and modify existing contracts. While we experienced stronger comparable store sales growth in the third and fourth quarters of 2020, the comparable store sales growth figure of (5.6)% for fiscal year 2020 reflected the effects of store closures and the pandemic.
During fiscal year 2021, our business continued to be impacted by the pandemic, including continued volatility in the overall market, targeted and temporary reductions in certain store hours and temporary store closures, and changes in consumer purchasing patterns. Despite the continued COVID-19 disruption and volatility, our net revenue in fiscal year 2021 increased compared to fiscal year 2020 due in part to the effects of our stores being temporarily closed to the public in fiscal year 2020 and government stimulus as a result of COVID-19. Our net revenue in 2020 was essentially flat in comparison to fiscal year 2019. As a result, comparability of our financial performance between these periods may be impacted and our rate of growth should not be viewed as indicative of our potential results in future periods.
The COVID-19 pandemic has resulted in, and may continue to result in, state, city or local quarantines, labor stoppages and shortages, changes in consumer purchasing patterns, mandatory or voluntary shut-downs of retail locations, supply chain issues, severe market volatility, liquidity disruptions, and overall economic instability, which, in many cases, have had, and could continue to have, adverse impacts on our business, financial condition and results of operations. The scope and nature of these impacts continue to evolve on a daily basis. Although the global distribution of vaccines continues to progress, the future impact of the COVID-19 pandemic remains highly uncertain. Resurgences of COVID-19 cases and the emergence of new variants have led to reduced consumer confidence and changes in shopping patterns, which may adversely impact store traffic.
We continue to monitor the evolving situation as there remain many uncertainties regarding the pandemic, its resurgence through new variants, its anticipated duration, related healthcare authority guidelines, efficacy of vaccination initiatives, and potential federal and state level vaccine and testing mandates. We could experience further material impacts as a result of COVID-19.
We also continue to monitor any potential COVID-19 related impacts on our domestic labs and our outsourced third party optical laboratories in China and Mexico, and potential disruptions of product deliveries. To date, we have been able to meet customer demand with operations at our laboratories. We source merchandise from suppliers located in China and a significant amount of domestically-purchased merchandise is manufactured in China. We have partnered with our suppliers and third party laboratories to mitigate any potential significant delays in delivery of merchandise. We have made, and may continue to make, inventory forward buys to help manage potential supply chain disruptions.
It is possible that our preparations for the events listed above are not adequate to mitigate their impact, and that these events could further adversely affect our business and results of operations. For a discussion of significant risks that have the potential to cause our actual results to differ materially from our expectations, refer to “Item 1A. Risk Factors.”
New Store Openings
We expect that new stores will be a key driver of growth in our net revenue and operating profit in the future. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings. As stores mature, profitability typically increases significantly. The performance of new stores is dependent upon factors such as the time of year of a particular opening, the amount of store pre-opening costs, labor and occupancy costs in the specified market, level of participation in managed care plans, and location, including whether they are in new or existing markets. The impact of the COVID-19 pandemic on our ability to open new stores, the multi-year maturation process of our stores and customer purchasing behaviors and patterns remain uncertain and effects and relevant risk exposures may be exacerbated by the ongoing COVID-19 pandemic.
Comparable Store Sales Growth
Comparable store sales growth is a key driver of our business. Many factors affect comparable store sales, including:
•consumer confidence, preferences and buying trends and overall economic trends including inflation and the amount and timing of tax refunds;
•the availability of optometrists and other vision care professionals;
•advertising strategies;
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
•impact of competition and consolidation in the U.S. optical retail industry;
•impact and timing of weather related store closures; and
•effects and relevant risk exposures may be exacerbated by the ongoing threat of the COVID-19 pandemic
A new store is included in the comparable store sales calculation during the 13th full fiscal month following the store’s opening. Closed stores are removed from the calculation for time periods that are not comparable. In the past, we have closed stores as a result of poor store performance, lease expiration or non-renewal and/or the terms of our arrangements with our Host and Legacy partners.
Managed Care and Insurance
Managed care has become increasingly important to the optical retail industry. An increasing percentage of our customers receive vision care insurance coverage through managed care payors. Our participation in these programs represent an increasingly significant portion of our overall revenues and represented approximately one third of our overall revenues in fiscal year 2021. While we have relationships with almost all vision care insurers in the United States and with all of the major carriers, currently, a relatively small number of payors comprise the majority of our managed care revenues, subjecting us to concentration risk. As our participation in managed care programs continues to expand, we have incurred and expect to incur additional costs related to this area of our business. Our comparable store sales growth as noted above as well as overall future operational success could depend on our ability to negotiate, maintain and extend contracts with managed vision care companies, vision insurance providers and other third-party payors, several of whom have significant market share. Coverage and payment levels are determined at each third-party payor’s discretion, and we have limited control over a third-party payor’s decision-making with respect to coverage and payment levels. Coverage restrictions and reductions in reimbursement levels or payment methodologies may negatively impact our sales and profits. In addition, as our participation in managed care programs continues to approach overall industry penetration levels, we expect our associated managed care revenue growth rate to slow over time.
Vision Care Professional Recruitment, Coverage and Expanded Offerings
Our ability to continue to attract and retain qualified vision care professionals is key to store operations, as well as maintaining our relationships with independent optometrists and professional corporations owned by eye care practitioners that provide vision care services in our stores. We have also begun to pilot remote medicine technologies in a limited number of locations to enable the provision of remote eye examinations, which have expanded our offerings. The effects and relevant risk exposures of labor shortages, increased wage rates to attract and retain vision care professionals or other increases in labor costs may be exacerbated by the ongoing threat of the COVID-19 pandemic and resulting macroeconomic factors.

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
Inflation
Substantial increases in product costs due to increases in materials cost or general inflation could lead to greater profitability pressure as we may not be able to pass costs on to consumers. To date, changes in materials prices and general inflation have not materially impacted our business. Wage investments, along with increased raw material costs as a result of inflation or supply issues, may have an impact on our profitability that may not be offset by leverage from revenue growth, productivity efficiency and, as appropriate, various pricing actions.
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
Infrastructure Investment
Our historical results of operations reflect the impact of our ongoing investments in infrastructure to support our growth, including additional investments in remote medicine. We have made significant investments in information technology systems, supply chain systems, marketing, and personnel, including experienced industry executives, and management and merchandising teams to support our long-term growth objectives. We intend to continue to make targeted investments in our infrastructure to support our growth.
Pricing Strategy
We are committed to providing our products to our customers at low prices. We generally employ a simple low price/high value strategy that consistently delivers savings to our customers without the need for extensive promotions. Inflationary pressures, including wage investments, consumer confidence and preferences and increased raw material costs, could impact our profitability and lead us to attempt to offset such increases through various pricing actions.
Our Ability to Source and Distribute Products Effectively
Our revenue and operating income are affected by our ability to purchase our products in sufficient quantities at competitive prices. We have made, and may continue to make, inventory forward buys to help manage supply chain disruptions. While we believe our vendors have adequate capacity to meet our current and anticipated demand, our level of revenue could be adversely affected in the event we face a worsening of constraints in our supply chain, including the inability of our vendors to produce sufficient quantities of merchandise in a manner that is able to match market demand from our customers due to a worsening COVID-19 pandemic or other factors. We rely on a small number of vendors to supply the majority of our eyeglass lenses and contact lenses, and are thus exposed to supplier concentration risk. In particular, we have agreed to exclusively purchase almost all of our spectacle lenses from one supplier. During fiscal year 2021, 90% of spectacle lens expenditures were from this vendor and 92% of contact lens expenditures were with three vendors. We are less exposed to a supplier risk for our eyeglass frames as only 57% of frame expenditures were with two vendors.
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
For fiscal year 2021, approximately 23% of our revenue was recorded in the fourth quarter, but approximately 25% of annual SG&A costs were recorded in the fourth quarter. Compared to prior fiscal years, in fiscal year 2020, we experienced stronger comparable store sales growth in the fourth quarter from strong customer demand, including the effect of our stores being temporarily closed to the public earlier in the year. Additionally, SG&A costs, primarily advertising expense, during the second and third quarters of fiscal year 2020 were lower than in the corresponding quarters of prior fiscal years due to impacts of the COVID-19 pandemic.
Industry Competition and Consolidation
The U.S. optical retail industry is highly competitive and fragmented with competition generally based upon brand name recognition, price, convenience, selection, service and product quality. We operate within the value segment, which emphasizes price and value, and compete with mass merchants, specialty retail chains, online retailers and independent eye practitioners and opticians. We also compete with large national retailers such as, in alphabetical order, LensCrafters, Pearle Vision and Visionworks. Ongoing consolidation activity has created, and further consolidation activity may create, organizations that are involved in virtually every sector of the optical industry, from retail and wholesale to frames, spectacle lenses, and managed vision care. This increased consolidation activity may enable these companies to benefit from purchasing advantages and the ability to leverage management capabilities across a larger business base. The COVID-19 pandemic may lead to changes in both the number and positioning of our competitors.
How We Assess the Performance of Our Business
We consider a variety of financial and operating measures in assessing the performance of our business. The key measures we use to determine how our consolidated business and operating segments are performing are net revenue, costs applicable to revenue, and selling, general, and administrative expenses, which are described further in Note 1. “Business and Significant Accounting Policies,” to our consolidated financial statements included in Part II. Item 8. of this Form 10-K. In addition, we also review store growth, Adjusted Comparable Store Sales Growth, Adjusted Operating Income, Adjusted Operating Margin, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Diluted EPS.
Net Revenue
We report as net revenue amounts generated in transactions with retail customers who are the end users of our products, services, and plans. Comparable store sales growth and new store openings are key drivers of net revenue and are discussed below. Also, the timing of unearned revenue can affect revenue recognized in a particular period.
Costs Applicable to Revenue
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

New Store Openings
The total number of new stores per year and the timing of store openings has, and will continue to have, an impact on our results. In an effort to conserve cash early in the COVID-19 pandemic, we temporarily paused new store openings during a portion of fiscal year 2020. We opened 75 stores during fiscal year 2021. We will continue to monitor and determine our plans for future new store openings based on health, safety and economic conditions.

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
Adjusted Operating Income, Adjusted Operating Margin, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted Diluted EPS (collectively, the “Company Non-GAAP Measures”)
The Company Non-GAAP Measures are key measures used by management to assess our financial performance. The Company Non-GAAP Measures are also frequently used by analysts, investors and other interested parties. We use the Company Non-GAAP Measures to supplement U.S. GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation and to compare our performance against that of other peer companies using similar measures. See “Non-GAAP Financial Measures” for definitions of the Company Non-GAAP Measures and for additional information.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net revenue.

In thousands, except earnings per share, percentage and store data	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019
Revenue:
Net product sales	$1,718,344	$1,418,283	$1,426,136
Net sales of services and plans	361,181	293,477	298,195
Total net revenue	2,079,525	1,711,760	1,724,331
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	633,116	551,783	574,351
Services and plans	271,663	234,841	232,168
Total costs applicable to revenue	904,779	786,624	806,519
Operating expenses:
Selling, general and administrative expenses	900,798	724,985	744,488
Depreciation and amortization	97,089	91,585	87,244
Asset impairment	4,427	22,004	8,894
Other expense (income), net	(2,505)	(445)	3,611
Total operating expenses	999,809	838,129	844,237
Income from operations	174,937	87,007	73,575
Interest expense, net	25,612	48,327	33,300
Loss on extinguishment of debt	—	—	9,786
Earnings before income taxes	149,325	38,680	30,489
Income tax provision (benefit)	21,081	2,403	(2,309)
Net income	$128,244	$36,277	$32,798

Operating data:
Number of stores open at end of period	1,278	1,205	1,151
New stores opened during the period	75	62	75
Adjusted Operating Income	$204,749	$134,148	$114,300
Diluted EPS	$1.43	$0.44	$0.40
Adjusted Diluted EPS	$1.48	$0.91	$0.75
Adjusted EBITDA [1]	$294,350	$218,307	$194,139
Note: Fiscal years 2021 and 2019 include 52 weeks. Fiscal year 2020 includes 53 weeks.
[1] Adjusted EBITDA no longer excludes new store pre-opening expenses and non-cash rent. Refer to Non-GAAP Financial Measures section below for our presentation of Adjusted EBITDA.

	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019
Percentage of net revenue:
Total costs applicable to revenue	43.5%	46.0%	46.8%
Selling, general and administrative	43.3%	42.4%	43.2%
Total operating expenses	48.1%	49.0%	49.0%
Income from operations	8.4%	5.1%	4.3%
Net income	6.2%	2.1%	1.9%
Adjusted Operating Income	9.8%	7.8%	6.6%
Adjusted EBITDA	14.2%	12.8%	11.3%

Fiscal Year 2021 compared to Fiscal Year 2020
As a result of the COVID-19 pandemic, our retail stores closed to the public beginning on March 19, 2020. We began reopening our stores to the public on April 27, 2020 and on June 8, 2020, we announced the successful completion of the reopening process. Comparisons of current year results to prior year results reflect the material and unprecedented impact of these temporary store closures. Fiscal year 2021 consists of 52 weeks compared to 53 weeks in fiscal year 2020.
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for fiscal year 2021 compared to fiscal year 2020.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2021		Fiscal Year 2020
Owned & Host segment
America’s Best	23.5%	(5.2)%	840	773	$1,423,386	68.4%	$1,131,016	66.1%
Eyeglass World	25.2%	(2.7)%	125	119	225,096	10.8%	179,934	10.5%
Military	15.8%	(15.5)%	54	54	23,103	1.1%	20,428	1.2%
Fred Meyer	13.4%	(21.6)%	29	29	12,130	0.6%	11,021	0.6%
Owned & Host segment total			1,048	975	$1,683,715	80.9%	$1,342,399	78.4%
Legacy segment	19.3%	(12.3)%	230	230	165,477	8.0%	142,017	8.3%
Corporate/Other	—	—	—	—	236,299	11.4%	234,403	13.7%
Reconciliations	—	—	—	—	(5,966)	(0.3)%	(7,059)	(0.4)%
Total	22.4%	(5.6)%	1,278	1,205	$2,079,525	100.0%	$1,711,760	100.0%
Adjusted Comparable Store Sales Growth(3)	23.0%	(6.1)%
_________
Note: Fiscal year 2021 includes 52 weeks. Fiscal year 2020 includes 53 weeks.
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
(3)There are two differences between total comparable store sales growth based on consolidated net revenue and Adjusted Comparable Store Sales Growth: (i) Adjusted Comparable Store Sales Growth includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in an increase of 0.7% and a decrease of 0.4% from total comparable store sales growth based on consolidated net revenue for fiscal year 2021 and fiscal year 2020, respectively, and (ii) Adjusted Comparable Store Sales Growth includes retail sales to the Legacy partner’s customers (rather than the revenues recognized consistent with the management & services agreement with the Legacy partner), resulting in a decrease of 0.1% and a decrease of 0.1% from total comparable store sales growth based on consolidated net revenue for the fiscal years 2021 and 2020, respectively.
Total net revenue of $2,079.5 million for fiscal year 2021 increased $367.7 million, or 21.5%, from $1,711.8 million for fiscal year 2020. Of the increase approximately 90% was driven by comparable store sales growth driven by customer demand, primarily the effect of our stores being temporarily closed to the public for a portion of fiscal year 2020 and government stimulus, approximately 20% was driven by new store growth and maturation and was partially offset by $32.2 million (or approximately 10%) of net revenue attributable to the 53rd week in fiscal year 2020.
During fiscal year 2021, we opened 69 new America’s Best stores and six new Eyeglass World stores and closed two America’s Best stores. The total net new locations in fiscal year 2021 for America’s Best and Eyeglass World are 67 and six, respectively. Overall, store count grew 6.1% from the end of fiscal year 2020 to the end of fiscal year 2021.
Comparable store sales growth and Adjusted Comparable Store Sales Growth for fiscal year 2021 were 22.4% and 23.0%, respectively. The increases in comparable store sales growth and Adjusted Comparable Store Sales Growth were primarily driven by an increase in customer transactions and, to a lesser extent, higher average ticket as a result of customer demand, primarily the effect of our stores being temporarily closed for a portion of fiscal year 2020 and government stimulus.
Net product sales comprised 82.6% and 82.9% of total net revenue for fiscal years 2021 and 2020, respectively. Net product sales increased $300.1 million, or 21.2% during fiscal year 2021 compared to fiscal year 2020, primarily due to a $255.3 million, or 27.0% increase in eyeglass sales and to a lesser extent, a $35.0 million, or 10.3% increase in contact lens sales.

Net sales of services and plans increased $67.7 million, or 23.1%, primarily driven by a $38.4 million, or 25.4% increase in eye exam revenue and a $15.9 million, or 26.4% increase in product protection plan revenue, primarily the effect of our stores being temporarily closed for a portion of fiscal year 2020.

Owned & Host segment net revenue. Net revenue increased $341.3 million, or 25.4%, driven primarily by comparable store sales growth and new store openings.
Legacy segment net revenue. Net revenue grew $23.5 million, or 16.5%, driven by comparable store sales growth.
Corporate/Other segment net revenue. Net revenue increased $1.9 million, or 0.8%, due to increases in wholesale fulfillment.
Net revenue reconciliations. The impact of reconciliations positively impacted net revenue by $1.1 million during fiscal year 2021 compared to fiscal year 2020. Net revenue was positively impacted by $7.6 million due to the timing of unearned revenue. The balance of unearned revenue as of fiscal year 2020 reflected pent-up demand following the temporary closure of our stores to the public. Net revenue was negatively impacted by $6.5 million due to higher product protection plan and club membership deferred revenue balances in current period compared to the prior year period. Product protection plan and club membership deferred revenue balances were lower in the prior year, primarily due to the effect of our stores being temporarily closed for a portion of fiscal year 2020.
Costs applicable to revenue
Costs applicable to revenue of $904.8 million for fiscal year 2021 increased $118.2 million, or 15.0%, from $786.6 million for fiscal year 2020. As a percentage of net revenue, costs applicable to revenue decreased from 46.0% for fiscal year 2020 to 43.5% for fiscal year 2021. This decrease as a percentage of net revenue was primarily driven by increased eyeglass mix and lower growth in optometrist-related costs, primarily due to the effect of our stores being temporarily closed for a portion of fiscal year 2020 not experienced in fiscal year 2021.
Costs of products as a percentage of net product sales decreased from 38.9% for fiscal year 2020 to 36.8% for fiscal year 2021 primarily driven by increased eyeglass mix and higher eyeglass and contact lens margin, primarily the effect of our stores being temporarily closed for a portion of fiscal year 2020 not experienced in fiscal year 2021.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales decreased from 28.0% for fiscal year 2020 to 27.4% for fiscal year 2021 driven by increased eyeglass mix and higher eyeglass margin, primarily the effect of the temporary store closures in fiscal year 2020.
Legacy segment costs of products. Costs of products as a percentage of net product sales decreased slightly from 47.8% for fiscal year 2020 to 47.7% for fiscal year 2021. The decrease was primarily driven by the effect of the temporary store closures in fiscal year 2020, which was partially offset by a lower mix of managed care customer transactions versus non-managed care customer transactions. Legacy segment managed care net product revenue is recorded in net product sales while revenue associated with servicing non-managed care customers is recorded in net sales of services and plans. Eyeglass and contact lens product costs for both managed care and non-managed care net revenue are recorded in costs of products. Increases in managed care mix decrease costs of products as a percentage of net product sales and have a corresponding negative impact on costs of services as a percentage of net sales of services and plans in our Legacy segment.
Costs of services and plans as a percentage of net sales of services and plans decreased from 80.0% for fiscal year 2020 to 75.2% for fiscal year 2021. The decrease was driven by lower growth in optometrist-related costs and higher eye exam revenue, primarily due to the impact of the temporary store closures to the public in fiscal year 2020 not experienced in fiscal year 2021. These improvements were partially offset by the deferred revenue effects mentioned above.
Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans decreased from 86.0% for fiscal year 2020 to 80.1% for fiscal year 2021. The decrease was driven by lower growth in optometrist-related costs and higher eye exam revenue, primarily the impact of the temporary store closures to the public in fiscal year 2020.

Legacy segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans decreased from 46.5% for fiscal year 2020 to 40.7% for fiscal year 2021. The decrease was primarily driven by higher management fees from our Legacy partner and lower growth in optometrist-related costs, the effect of the temporary store closures to the public in fiscal year 2020.
Selling, general and administrative
SG&A of $900.8 million for fiscal year 2021 increased $175.8 million, or 24.3%, from fiscal year 2020. As a percentage of net revenue, SG&A increased from 42.4% for fiscal year 2020 to 43.3% for fiscal year 2021. This increase as a percentage of net revenue was primarily driven by increases in advertising and performance-based incentive compensation partially offset by decreases in store payroll and occupancy expenses, which were primarily due to the effect of temporary store closures to the public in fiscal year 2020 not experienced in fiscal year 2021, and an individual one-time cash bonus paid in fiscal year 2020 to our front-line associates and doctors.
SG&A for fiscal year 2021 and fiscal year 2020 includes $1.5 million and $8.6 million, respectively, of incremental costs directly related to adapting the Company’s operations during the COVID-19 pandemic; of these costs, $0.6 million were reflected as adjustments for the Company’s presentation of non-GAAP measures below for fiscal year 2020.
Owned & Host segment SG&A. SG&A as a percentage of net revenue increased from 36.5% for fiscal year 2020 to 36.7% for fiscal year 2021. This increase as a percentage of net revenue was primarily driven by higher advertising expense partially offset by payroll and occupancy leverage, the effect of the temporary store closures to the public in fiscal year 2020.
Legacy segment SG&A. SG&A as a percentage of net revenue decreased from 36.5% for fiscal year 2020 to 35.0% for fiscal year 2021 primarily driven by payroll and occupancy leverage, the effect of the temporary store closures to the public in fiscal year 2020.
Depreciation and amortization
Depreciation and amortization expense of $97.1 million for fiscal year 2021 increased $5.5 million, or 6.0%, from $91.6 million for fiscal year 2020 primarily driven by new store openings.
Asset impairment
We recognized $4.4 million for impairment primarily of tangible long-lived assets and ROU assets associated with our retail stores in fiscal year 2021 compared to $22.0 million recognized in fiscal year 2020. The store asset impairment charge is primarily related to our Owned & Host segment and is driven by lower than projected customer sales volume in certain stores and other entity-specific assumptions. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and the likelihood that these scenarios would be ultimately realized; and the remaining useful lives of the assets. The asset impairment expense for fiscal years 2021 and 2020 also includes $0.8 million and $1.1 million, respectively, related to a write-off of certain software assets that were deemed to be obsolete. Asset impairment expenses were recognized in Corporate/Other.
Other expense (income), net
We recognized a gain of $2.4 million in Other expense (income), net in fiscal year 2021 in connection with the acquisition of our equity method investee by a third party. See Note 1. “Business and Significant Accounting Policies” for further details.
Interest expense, net
Interest expense, net, of $25.6 million for fiscal year 2021 decreased $22.7 million, or 47.0%, from $48.3 million for fiscal year 2020. The decrease was primarily driven by lower derivative costs of $10.9 million, reduced term loan outstanding balance and credit facility utilization, and lower interest expense on the 2025 Notes as a result of the adoption of ASU 2020-06.
Income tax provision
Our income tax provision for fiscal year 2021 reflected our statutory federal and state rate of 25.5%, offset by a benefit of $16.5 million primarily from the exercise of stock options and stranded tax effect associated with our interest rate swaps that matured in the first quarter of 2021. In comparison, the income tax provision associated with fiscal year 2020 reflected our statutory federal and state rate of 25.5% combined with a benefit of $8.0 million associated primarily with the stock option exercises.

Fiscal Year 2020 compared to Fiscal Year 2019
Net revenue
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
Selling, general and administrative
SG&A of $725.0 million for fiscal year 2020 decreased $19.5 million, or 2.6%, from fiscal year 2019. As a percentage of net revenue, SG&A decreased from 43.2% for fiscal year 2019 to 42.4% for fiscal year 2020. This decrease as a percentage of net revenue was primarily driven by lower advertising investment partially offset by store and corporate payroll and occupancy costs incurred during the temporary closure of our stores to the public. SG&A for fiscal year 2020 includes $8.6 million of incremental costs directly related to adapting the Company’s operations during the COVID-19 pandemic; of these costs, $0.6 million were reflected as adjustments for the Company’s presentation of non-GAAP measures below.
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
Interest expense, net
Interest expense, net, of $48.3 million for fiscal year 2020 increased $15.0 million, or 45.1%, from $33.3 million for fiscal year 2019. The increase was primarily driven by losses related to immediate recognition of changes in fair value of ineffective hedges of $4.0 million and charges related to interest payments and amortization of debt discounts related to the 2025 Notes of $17.3 million that were partially offset by a reduction in our term loan and Revolving Credit Facility utilization.
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

Non-GAAP Financial Measures
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
Further, consistent with our presentation of Adjusted Operating Income, we no longer exclude new store pre-opening expenses and non-cash rent from our presentation of Adjusted EBITDA and Adjusted Diluted EPS. New store pre-opening expenses totaled $3.4 million, $2.6 million and $3.3 million for the fiscal years 2021, 2020 and 2019, respectively; and non-cash rent totaled $1.3 million, $2.6 million and $3.2 million for fiscal years 2021, 2020 and 2019, respectively. The presentation of Adjusted EBITDA and Adjusted Diluted EPS for the fiscal year end 2019 has been recast to reflect these changes. See our Form 8-K filed with the SEC on February 26, 2020 for more information.
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
The following table reconciles our Adjusted Operating Income, Adjusted Operating Margin, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin to net income; and Adjusted Diluted EPS for the periods presented:

In thousands	Fiscal Year 2021		Fiscal Year 2020		Fiscal Year 2019
Net income	$128,244	6.2%	$36,277	2.1%	$32,798	1.9%
Interest expense	25,612	1.2%	48,327	2.8%	33,300	1.9%
Income tax provision (benefit)	21,081	1.0%	2,403	0.1%	(2,309)	(0.1)%
Stock compensation expense (a)	14,886	0.7%	10,740	0.6%	12,670	0.7%
Loss on extinguishment of debt (b)	—	—%	—	—%	9,786	0.6%
Asset impairment (c)	4,427	0.2%	22,004	1.3%	8,894	0.5%
Litigation settlement (d)	1,500	0.1%	4,395	0.3%	—	—%
Secondary offering expenses (e)	—	—%	—	—%	401	—%
Management realignment expenses (f)	—	—%	—	—%	2,155	0.1%
Long-term incentive plan (g)	—	—%	—	—%	2,830	0.2%
Amortization of acquisition intangibles (h)	7,488	0.4%	7,426	0.4%	7,405	0.4%
Other (k)	1,511	0.1%	2,576	0.2%	6,370	0.4%
Adjusted Operating Income / Adjusted Operating Margin	$204,749	9.8%	$134,148	7.8%	$114,300	6.6%
Note: Fiscal years 2021 and 2019 include 52 weeks. Fiscal year 2020 includes 53 weeks.
Percentages reflect line item as a percentage of net revenue, adjusted for rounding.
Some of the percentage totals in the table above do not foot due to rounding differences.

In thousands	Fiscal Year 2021		Fiscal Year 2020		Fiscal Year 2019
Net income	$128,244	6.2%	$36,277	2.1%	$32,798	1.9%
Interest expense	25,612	1.2%	48,327	2.8%	33,300	1.9%
Income tax provision (benefit)	21,081	1.0%	2,403	0.1%	(2,309)	(0.1)%
Depreciation and amortization	97,089	4.7%	91,585	5.4%	87,244	5.1%
EBITDA	272,026	13.1%	178,592	10.4%	151,033	8.8%

Stock compensation expense (a)	14,886	0.7%	10,740	0.6%	12,670	0.7%
Loss on extinguishment of debt (b)	—	—%	—	—%	9,786	0.6%
Asset impairment (c)	4,427	0.2%	22,004	1.3%	8,894	0.5%
Litigation settlement (d)	1,500	0.1%	4,395	0.3%	—	—%
Secondary offering expenses (e)	—	—%	—	—%	401	—%
Management realignment expenses (f)	—	—%	—	—%	2,155	0.1%
Long-term incentive plan (g)	—	—%	—	—%	2,830	0.2%
Other (k)	1,511	0.1%	2,576	0.2%	6,370	0.4%
Adjusted EBITDA / Adjusted EBITDA Margin	$294,350	14.2%	$218,307	12.8%	$194,139	11.3%
Note: Fiscal years 2021 and 2019 include 52 weeks. Fiscal year 2020 includes 53 weeks.
Percentages reflect line item as a percentage of net revenue, adjusted for rounding.
Some of the percentage totals in the table above do not foot due to rounding differences.

In thousands, except per share amounts	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019
Diluted EPS	$1.43	$0.44	$0.40
Stock compensation expense (a)	0.15	0.13	0.16
Loss on extinguishment of debt (b)	—	—	0.12
Asset impairment (c)	0.05	0.27	0.11
Litigation settlement (d)	0.02	0.05	—
Secondary offering expenses (e)	—	—	0.00
Management realignment expenses (f)	—	—	0.03
Long-term incentive plan expense (g)	—	—	0.03
Amortization of acquisition intangibles (h)	0.08	0.09	0.09
Amortization of debt discounts and deferred financing costs (i)	0.02	0.14	0.02
Losses (gains) on change in fair value of derivatives (j)	(0.03)	0.05	—
Other (n)	(0.01)	0.03	0.08
Tax benefit of stock option exercises (l)	(0.15)	(0.10)	(0.12)
Tax effect of total adjustments (m)	(0.08)	(0.19)	(0.16)
Adjusted Diluted EPS	$1.48	$0.91	$0.75

Weighted average diluted shares outstanding	96,134	82,793	81,683
Note: Fiscal years 2021 and 2019 include 52 weeks. Fiscal year 2020 includes 53 weeks. Some of the totals in the table above do not foot due to rounding differences.
____________
(a)Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and performance vesting conditions.
(b)Reflects write-off of deferred financing fees related to the extinguishment of debt.
(c)Reflects write-off of primarily property, equipment and lease related assets on closed or underperforming stores.
(d)Expenses associated with settlement of certain litigation.
(e)Expenses related to our secondary public offerings.
(f)Expenses related to a non-recurring management realignment described on Form 8-K filed with the SEC on January 10, 2019.
(g)Expenses pursuant to a long-term incentive plan for non-executive associates who were not participants in the management equity plan. This plan was effective in 2014 following the acquisition of the Company by affiliates of KKR & Co. Inc. (the “KKR Acquisition”).

(h)Amortization of the increase in carrying values of finite-lived intangible assets resulting from the application of purchase accounting to the KKR Acquisition.
(i)Amortization of deferred financing costs and other non-cash charges related to our long-term debt, including amortization of the conversion feature related to the 2025 Notes of $10.0 million for fiscal year 2020. We adjust for amortization of deferred financing costs related to the 2025 Notes only when adjusting these costs is not required in the calculation of diluted earnings per share in accordance with the if-converted method under U.S. GAAP. Amortization of debt discount and deferred financing costs total $2.1 million, $11.9 million and $1.3 million for the fiscal years 2021, 2020 and 2019, respectively.
(j)Reflects losses (gains) recognized in interest expense on change in fair value of de-designated hedges of $(3.3) million and $4.0 million for fiscal years 2021 and 2020.
(k)Other adjustments include amounts that management believes are not representative of our operating performance (amounts in brackets represent reductions in Adjusted Operating Income, Adjusted Diluted EPS and Adjusted EBITDA) including our share of (gains) losses on equity method investments of $(2.4) million and $1.8 million for fiscal years 2021 and 2019, respectively; and other expenses and adjustments which are primarily related to excess payroll taxes on stock option exercises, executive severance and relocation.
(l)Tax benefit associated with accounting guidance requiring excess tax benefits related to stock option exercises to be recorded in earnings as discrete items in the reporting period in which they occur.
(m)Represents the income tax effect of the total adjustments at our combined statutory federal and state income tax rates.
(n)Reflects other expenses in (k) above, including the impact of stranded tax effect of $(2.1) million for fiscal year 2021 associated with our interest rate swaps that matured in 2021.
Liquidity and Capital Resources
Our primary cash needs are for inventory, payroll, store rent, advertising, capital expenditures associated with new stores and updating existing stores, as well as information technology and infrastructure, including our corporate office, distribution centers and laboratories. When appropriate, the Company may utilize excess liquidity towards debt service requirements, including voluntary debt prepayments, or required interest and principal payments, if any, as well as repurchases of common stock, based on excess cash flows. We continue to prioritize cash conservation and prudent use of cash, while safely conducting normal operations. The most significant components of our operating assets and liabilities are inventories, accounts receivable, prepaid expenses and other assets, accounts payable, deferred and unearned revenue and other payables and accrued expenses. While we have historically exercised prudence in our use of cash, the COVID-19 pandemic has required us to closely monitor various items related to cash flow including, but not limited to, cash receipts, cash disbursements, payment terms and alternative sources of funding. We continue to be focused on these items in addition to other key measures we use to determine how our consolidated business and operating segments are performing. We believe that cash on hand, cash expected to be generated from operations and the availability of borrowings under our revolving credit facility will be sufficient to fund our working capital requirements, liquidity obligations, anticipated capital expenditures and payments due under our existing debt for the next 12 months and thereafter for the foreseeable future. Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the refinancing or issuance of debt, issuance of equity or other securities, the proceeds of which could provide additional liquidity for our operations, as well as modifications to our term loan where possible. However, our ability to maintain sufficient liquidity may be affected by numerous factors, many of which are outside of our control. We primarily fund our working capital needs using cash provided by operations. Our working capital requirements for inventory will increase as we continue to open additional stores.
As of fiscal year end 2021, we had $305.8 million in cash and cash equivalents and $293.6 million of availability under our revolving credit facility, which includes $6.4 million in outstanding letters of credit.
The following table summarizes cash flows provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

In thousands	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019
Cash flows provided by (used for):
Operating activities	$258,938	$234,981	$165,081
Investing activities	(92,897)	(76,410)	(100,631)
Financing activities	(234,324)	176,281	(42,141)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(68,283)	$334,852	$22,309
Note: Fiscal years 2021 and 2019 include 52 weeks. Fiscal year 2020 includes 53 weeks.

Net Cash Provided by Operating Activities
Cash flows provided by operating activities increased by $24.0 million to $258.9 million, or 10.2%, during fiscal year 2021 from $235.0 million during fiscal year 2020 as a result of net income of $92.0 million, offset by a decrease in non-cash expense items of $13.2 million, and changes in net working capital and other assets and liabilities, which used an additional $54.8 million in cash compared to fiscal year 2020.
Working capital was most significantly impacted by changes in inventories, accounts payable, other liabilities, and accounts receivable. Increases in inventory and decreases in accounts payable, which used $26.3 million and $24.6 million in year-over-year cash, respectively, were primarily due to increased purchases including inventory forward buys and other payments during 2021. Decreases in other liabilities used $17.8 million in year-over-year cash primarily due to decreases in compensation related accruals of $17.1 million including payment of CARES Act deferred employer payroll taxes and lease concessions and deferrals of $5.9 million, partially offset by lower payments of litigation settlements and increases in advertising and promotional efforts during the year. Offsetting these items were decreases in accounts receivable balances, which contributed $14.9 million in year-over-year cash, primarily due to year-over-year decreases in outstanding credit card receivables as a result of lower sales in the last week of fiscal year 2021 when compared to the same period of 2020.
Cash flows provided by operating activities increased by $69.9 million to $235.0 million, or 42.3%, during fiscal year 2020 from $165.1 million during fiscal year 2019. The increase in net cash provided by operating activities consisted of an increase in net income of $3.5 million, and an increase in non-cash expense items of $12.0 million including asset impairment charges of $13.1 million, amortization of debt discount and deferred financing costs of $10.6 million, depreciation and amortization of $4.3 million, deferred income tax expense of $2.1 million and losses recognized for the changes in fair value of derivatives of $4.0 million partially offset by a decrease in loss on extinguishment of debt of $9.8 million, decrease of stock compensation expense of $1.9 million, and decrease of $11.0 million in other non-cash expenses.
Changes in net working capital and other assets and liabilities contributed an additional $54.5 million in cash compared to fiscal year 2019. Increases in other liabilities contributed $17.6 million in year-over-year cash primarily due to an increase in deferral of employer payroll taxes of $12.8 million as a result of the CARES Act, increases in compensation related accruals of $2.2 million due primarily to timing, increases of $3.1 million due to lease concessions and deferrals and other increases in miscellaneous accruals due to timing, partially offset by decreases in accrued advertising and payments of litigation settlements during the year. Increases in accounts payable contributed $26.9 million in year-over-year cash, primarily as a result of increased purchases and replenishing activity due to both store growth and increased sales in December of 2020 as compared to the same period of 2019 and increases in advertising. Decreases in inventory contributed $27.3 million in year-over-year cash, primarily due to no forward buys occurring after the first quarter of 2020.
Offsetting these items were increases in other assets which used $14.0 million in year-over-year cash, consisting of $8.9 million of cloud hosted software asset development costs, $6.2 million in rent-related items and other prepaid balances. Additionally, accounts receivable balances used $6.8 million in year-over-year cash, primarily reflective of year-over-year increases in outstanding credit card receivables due to higher sales in the last week of 2020 as compared to the same period of 2019 and timing of credit card processing. Changes in deferred revenue contributed $2.8 million less cash when compared to 2019 driven by decreased sales of our eye care club membership and product protection plans. This was more than offset by a $3.9 million increase in year-over-year cash due to timing of unearned revenue.
Net Cash Used for Investing Activities
Net cash used for investing activities increased by $16.5 million, to $92.9 million, during fiscal year 2021 from $76.4 million during fiscal year 2020. The increase was primarily due to new store openings, offset partially by proceeds of $2.4 million in connection with the sale of the Company’s equity method investee. Refer to Note 1. “Business and Significant Accounting Policies” for more information on the sale. We purchased $95.5 million in capital items during fiscal year 2021. Approximately 80% of our capital spend is related to our expected growth (i.e., new stores, optometric equipment, additional capacity in our optical laboratories and distribution centers, and our IT infrastructure, including omni-channel platform related investments).
Net cash used for investing activities decreased by $24.2 million, to $76.4 million, during fiscal year 2020 from $100.6 million during fiscal year 2019. The decrease was primarily due to cash conservation measures during the temporary store closure period, which resulted in reduced store openings and lower IT investment for the full year.

Net Cash Provided by (Used for) Financing Activities
Net cash provided by (used for) financing activities decreased $410.6 million, from $176.3 million provision of cash to $234.3 million use of cash during fiscal year 2021. The decrease in cash provided by financing activities was primarily due to the prepayment of our term loan of $167.4 million and increases in purchases of treasury stock of $72.6 million in the current fiscal year compared to proceeds of $548.8 million from the issuance of the 2025 Notes and borrowings on our revolving credit facility partially offset by principal payments on long-term debt of $369.3 million during fiscal year 2020.
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
Long-term Debt
The following table sets forth the amounts owed under our term loan and the 2025 Notes and the interest rate on such outstanding amounts, and the amount available for additional borrowing thereunder, as of the end of fiscal year 2021:

In thousands	Interest Rate (2)	Amount Outstanding	Amount Available for Additional Borrowing
2025 Notes, due May 15, 2025	Fixed	$402,500	$—
Term loan, due July 18, 2024	Variable	150,000	—
Revolving credit facility, due July 18, 2024(1)	Variable	—	293,619
Total		$552,500	$293,619
____________
(1)At January 1, 2022, the amount available under our revolving credit facility reflected a reduction of $6.4 million of letters of credit outstanding.
(2)The interest rate on the term loan and revolving credit facility pursuant to the Credit Agreement is at an Applicable Margin of 1.25% for LIBOR Loans with LIBOR to not be lower than 0.00% in any period, and an Applicable Margin of 0.25% for ABR Loans, as of fiscal year end 2021. The 2025 Notes pay interest semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2020, at an annual rate of 2.50%.
Share Repurchase Authority
Effective November 8, 2021, the Company's Board of Directors authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company's common stock. On November 29, 2021, the Company’s Board of Directors authorized an increase from $50 million to $100 million in aggregate amount of shares of the Company’s common stock that may be repurchased under the Company’s current share repurchase program. On February 23, 2022, our Board of Directors authorized a $100 million increase to the share repurchase authorization, for a total authorization of $200 million. Repurchases may be made from time to time in the Company’s discretion through one or more open market or privately negotiated transactions, and pursuant to pre-set trading plans meeting the requirements of all applicable securities laws and regulations. Shares may be repurchased under the program through December 30, 2023. The timing and amounts of any such repurchases will depend on a variety of factors, including the market price of the Company’s shares and general market and economic conditions. The Company expects to fund the share repurchases using cash on hand. During fiscal year 2021, the Company repurchased 1.4 million shares of its common stock for $69.9 million under the share repurchase program. After these repurchases, $130 million remains available under the share repurchase authorization.
Capital Expenditures

In thousands	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019
New stores (owned brands)	$40,058	$27,865	$37,734
Laboratories, distribution centers and optometric equipment	20,900	19,882	19,690
Information technology and other	34,557	29,076	43,901
Total	$95,515	$76,823	$101,325
Note: Fiscal years 2021 and 2019 include 52 weeks. Fiscal year 2020 includes 53 weeks.

We expect capital expenditures in fiscal year 2022 to be approximately between $110 million and $115 million and to be used primarily in supporting the Company’s growth through investments in new stores and information technology improvements. We expect to fund capital expenditures with cash flows from operations, but may also use existing cash balances or funds available through our revolving credit facility.
Material Cash Requirements
As of fiscal year end 2021, our current and long-term material cash requirements include the following commitments and contractual obligations:

In thousands	2022	2023	2024	2025	2026	Thereafter	Total
Term loan(a)	$—	$—	$150,000	$—	$—	$—	$150,000
2025 Notes(b)	—	—	—	402,500	—	—	402,500
Revolving credit facility(c)	—	—	—	—	—	—	—
Estimated interest(d)	12,808	12,808	11,189	3,773	—	—	40,578
Noncancelable operating leases(e)	77,373	84,471	73,461	68,409	51,160	111,468	466,342
Finance leases(f)	6,752	6,252	4,753	4,913	4,519	6,917	34,106
Other commitments(g)	48,035	28,589	21,623	19,244	524	84	118,099
Total	$144,968	$132,120	$261,026	$498,839	$56,203	$118,469	$1,211,625
____________
(a)Refer to Note 4. “Long-term Debt” to our consolidated financial statements included in Part II. Item 8 of this Form 10-K for more information on our term loan long-term debt.
(b)Refer to Note 4. “Long-term Debt” for more information on the 2025 Notes and Note 13. “Earnings Per Share” for the treatment of earnings per share in relation to the 2025 Notes.
(c)Refer to Note 4. “Long-term Debt” for more information on our revolving credit facility.
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
(e)We lease our retail stores, optometric examination offices, distribution centers, office space and all of our optical laboratories with the exception of our St. Cloud, Minnesota lab, which we own. The vast majority of our leases are classified as operating leases under current accounting guidance. Although rent expense on operating leases is recorded in SG&A on a straight-line basis over the term of the lease, contractual obligations above represent required cash payments. Our lease arrangements require us to pay executory costs such as insurance, real estate taxes and common area maintenance and some of our leases are based on a percentage of sales. These expenses are generally variable, not included above, and were approximately $30.6 million during fiscal year ended 2021. Refer to Note 8. “Leases” for our current and long-term lease payment obligations.
(f)For leases classified as finance leases, the finance lease asset is recorded as property and equipment and a corresponding amount is recorded as a long-term debt obligation in the Consolidated Balance Sheets at the net present value of the minimum lease payments to be made over the lease term for new finance leases. We allocate each lease payment between a reduction of the lease obligation and interest expense using the effective interest method. Finance lease amounts above represent required contractual cash payments in the periods presented. Refer to Note 8. “Leases” for our current and long-term lease payment obligations.
(g)Other commitments include minimum purchase commitments with certain trade vendors and contractual agreements to purchase goods or services in the ordinary course of business.
In addition to lease commitments and contractual obligations, our material cash requirements also include operating expenses such as payroll, store rent, and advertising expenses, which we expect to fund primarily with cash on hand and cash expected to be generated from operations.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions about future events that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. Management evaluates the accounting policies, estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

We have evaluated the accounting policies used in the preparation of the Company’s consolidated financial statements and related notes and believe those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. More information on all of our significant accounting policies can be found in Note 1. “Business and Significant Accounting Policies,” to our consolidated financial statements included in Part II. Item 8. of this Form 10-K, as well as in certain other notes to the consolidated financial statements as indicated below.
Revenue Recognition
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
We recognize revenue across our product protection plan and club membership contract portfolio based on the value delivered to the customers relative to the remaining services promised under the programs. We determine the value delivered based on the expected timing and amount of customer usage of benefits over the terms of the contracts. A 100 basis point change in our estimate of value delivered to customers compared to expected customer usage of benefits would have affected revenues in fiscal year 2021 by approximately $2 million; this amount would have been recognized at different times over the contract period.
Unearned revenue at the end of a reporting period is estimated based on processing and delivery times throughout the current month and generally ranges from approximately seven to 10 days. All unearned revenue at the end of a reporting period is recognized in the next fiscal period. A one day increase in our estimate of the average days needed to process delivery would have affected revenues in fiscal year 2021 by approximately $4 million, which would ultimately have been recorded in the next fiscal year.
The Company considers its revenue from managed care customers to include variable consideration and estimates such amounts associated with managed care customer revenues using the history of concessions provided and cash receipts from managed care providers; a 100 basis point change in our rate of concessions granted would have reduced our revenues in fiscal year 2021 by approximately $2 million.
See Note 7. “Revenue from Contracts With Customers” in our audited consolidated financial statements included in Part II. Item 8. of this Form 10-K for additional information.
Impairment of P&E and ROU assets
In evaluating store-level property and equipment and ROU assets for recoverability and impairment, we may consider multiple factors including financial performance of the stores, regional and local business climates, future plans for the store operations and other qualitative factors. We estimate the fair value of the asset group using an income approach based on discounted cash flows, which requires estimates and assumptions of forecasted store revenue growth rates and store profitability. We consider market-based indications of prevailing rental rates, lease incentives and discount rates for retail space when estimating the fair value of ROU assets. Developing the estimates and assumptions used in our recovery and impairment evaluations require significant judgment. The cash flows used in estimating fair value were discounted using a rate of 7.5% in fiscal year 2021.
We had $346.4 million of property and equipment, net, and ROU assets of $354.9 million as of January 1, 2022. Changes in estimates and assumptions used in our impairment testing of property and equipment could result in future impairment losses, which could be material.

Impairment of Goodwill and Intangible Assets
We calculate the fair value of our reporting units using the income approach based on discounted cash flows analysis whereby estimated after-tax cash flows are discounted using a weighted average cost of capital. The cash flows used in the analysis are based on financial forecasts developed internally by management and require significant judgment. Significant unobservable inputs used in the fair value measurement of the reporting units include revenue growth rates, payroll and other expense growth rates, capital expenditures and discount rates. These assumptions are sensitive to future changes in the business profitability, changes in our business strategy, customer concentration risk and external market conditions, among other factors. See Note 3. “Goodwill and Intangible Assets” to our consolidated financial statements included in Part II. Item 8. of this Form 10-K for further detail on goodwill impairment.
As of January 1, 2022, we had $777.6 million of goodwill, $240.5 million of non-amortizing intangible assets, and $42.0 million of other intangible assets, net of accumulated amortization. Changes in estimates and assumptions used in our impairment testing could result in future impairment losses, which could be material. Significant judgments and assumptions are required in our impairment evaluations.
In the impairment analysis for goodwill, fair value exceeded carrying value by at least 30% for all of our reporting units. Future changes in reporting unit’s business profitability, expected cash flows, changes in business strategy and external market conditions, among other factors, could require us to record an impairment charge for goodwill. A 100 basis point increase in discount rates used to estimate the fair value of the Company’s reporting units would not result in an impairment of the Company’s goodwill balance at fiscal year-end.
When evaluating indefinite-lived, non-amortizing trademarks and trade names for impairment, we use the relief-from-royalty method to estimate fair value, whereby an estimated royalty rate is determined based on comparable licensing arrangements, which is then applied to the revenue projections for the subject asset. The estimated fair value is calculated using a discounted cash flow analysis. We record an impairment charge as the excess of carrying value over estimated fair value. A 100 basis point increase in discount rates used to estimate the fair value of the Company’s trademarks and trade names would not result in an impairment at fiscal year-end.
If impairment indicators related to finite-lived, amortizing intangible assets are present, we estimate cash flows expected to be generated over the remaining useful lives of the related assets based on current projections. If the projected net undiscounted cash flows are less than the carrying value of the related assets, we then measure impairment based on a discounted cash flow model and record an impairment charge as the excess of carrying value over the estimated fair value. We did not test any finite-lived intangible assets for impairment in fiscal year 2021.
Income Taxes
Calculations and assessments of uncertain tax positions involve estimates and complex judgments because the ultimate tax outcomes are uncertain and future events are unpredictable. Our net deferred liability balance as of January 1, 2022 was $82.8 million. Changes in assumptions in our estimates could result in material changes to these balances. See Note 6. “Income Taxes” to our consolidated financial statements included in Part II. Item 8 of this Form 10-K.
Inventories
Inventory shrinkage is estimated and recorded throughout the period in cost of sales based on historical results and current inventory levels. Inventory values are adjusted for estimated obsolescence and written down to net realizable value (“NRV”) based on estimates of current and anticipated demand, customer preference, merchandise age, planned promotional activities, compliance with contact lens vendor return policies, and estimates of future retail sales prices. Actual shrinkage is recorded throughout the year based upon periodic physical counts. As of January 1, 2022, our total inventory balance was $123.7 million. A 10% increase in the obsolescence and shrinkage reserves will not have a material impact on our financial position. See Note 2. “Business and Significant Accounting Policies” to our consolidated financial statements included in Part II. Item 8 of this Form 10-K.
Recently Issued Accounting Pronouncements
For information on recently issued accounting pronouncements, see Note 1. “Business and Significant Accounting Policies” to our consolidated financial statements included in Part II. Item 8 of this Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have market risk exposure from changes in interest rates. When appropriate, we use derivative financial instruments to mitigate the risk from such exposure. A discussion of our accounting policies for derivative financial instruments is included in Note 9. “Fair Value Measurement” and Note 12. “Interest Rate Derivatives” to our consolidated financial statements included in Part II. Item 8 of this Form 10-K.

A portion of our debt bears interest at variable rates. If market interest rates increase, the interest rate on our variable rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. Our interest rate collar is intended to mitigate some of the effects of increases in interest rates.
As of fiscal year 2021, $150.0 million of term loan borrowings were subject to variable interest rates, with a weighted average borrowing rate of 2.5%. An increase to market rates of 1.0% as of January 1, 2022 would not result in a material increase to interest expense. Assuming a decrease to market rates of 1.0%, the resulting impact to interest expense related to the interest rate derivative would be approximately $8 million.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of National Vision Holdings, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of National Vision Holdings, Inc. and subsidiaries (the “Company”) as of January 1, 2022 and January 2, 2021, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended January 1, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for debt with conversion options for the year ended January 1, 2022 due to the adoption of Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.

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
Goodwill — Legacy Segment Reporting Unit — Refer to Notes 1 and 3 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company used the income approach, which is based on a discounted cash flow analysis and calculated the fair value of reporting units by estimating after-tax cash flows discounted using a weighted average cost of capital discount rate. The determination of fair value using the discounted cash flow method requires management to make significant estimates and assumptions related to the discount rate. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $777.6 million as of January 1, 2022, of which $60.1 million was allocated to the Legacy Segment Reporting Unit. The fair value of the Legacy Segment Reporting Unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized. The Legacy Segment Reporting Unit’s operations are sensitive to customer concentration.
We identified goodwill for the Legacy Segment Reporting Unit as a critical audit matter because of the significant judgments made by management to estimate the fair value of the reporting unit and the difference between its fair value and carrying value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate, specifically due to the customer concentration within the reporting unit.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the discount rate used by management to estimate the fair value of the Legacy Segment Reporting Unit included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value and related to management’s selection of the discount rate.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) the selected discount rate by:
–Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
–Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 27, 2022

We have served as the Company’s auditor since 2002.

National Vision Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
As of January 1, 2022 and January 2, 2021
In Thousands, Except Par Value

ASSETS	As of January 1, 2022	As of January 2, 2021
Current assets:
Cash and cash equivalents	$305,800	$373,903
Accounts receivable, net	55,697	57,989
Inventories	123,669	111,274
Prepaid expenses and other current assets	29,410	23,484
Total current assets	514,576	566,650

Property and equipment, net	346,436	341,293
Other assets:
Goodwill	777,613	777,613
Trademarks and trade names	240,547	240,547
Other intangible assets, net	42,020	49,511
Right of use assets	354,900	340,141
Other assets	16,999	17,743
Total non-current assets	1,778,515	1,766,848
Total assets	$2,293,091	$2,333,498
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,331	$64,861
Other payables and accrued expenses	119,323	110,309
Unearned revenue	29,895	32,657
Deferred revenue	65,325	58,899
Current maturities of long-term debt and finance lease obligations	3,999	3,598
Current operating lease obligations	60,930	58,356
Total current liabilities	343,803	328,680

Long-term debt and finance lease obligations, less current portion and debt discount	566,081	651,763
Non-current operating lease obligations	342,241	327,371
Other non-current liabilities:
Deferred revenue	23,166	20,828
Other liabilities	8,974	17,415
Deferred income taxes, net	82,846	80,939
Total other non-current liabilities	114,986	119,182
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 83,840 and 82,183 shares issued as of January 1, 2022 and January 2, 2021, respectively; 81,405 and 81,239 shares outstanding as of January 1, 2022 and January 2, 2021, respectively	838	821
Additional paid-in capital	750,478	795,697
Accumulated other comprehensive loss	(1,940)	(4,400)
Retained earnings	278,395	142,880
Treasury stock, at cost; 2,435 and 944 shares as of January 1, 2022 and January 2, 2021, respectively	(101,791)	(28,496)
Total stockholders’ equity	925,980	906,502
Total liabilities and stockholders’ equity	$2,293,091	$2,333,498
Note: Fiscal year 2021 includes 52 weeks. Fiscal year 2020 includes 53 weeks.
The accompanying notes are an integral part of these consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended January 1, 2022, January 2, 2021 and December 28, 2019
In Thousands, Except Earnings Per Share

	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019
Revenue:
Net product sales	$1,718,344	$1,418,283	$1,426,136
Net sales of services and plans	361,181	293,477	298,195
Total net revenue	2,079,525	1,711,760	1,724,331
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	633,116	551,783	574,351
Services and plans	271,663	234,841	232,168
Total costs applicable to revenue	904,779	786,624	806,519
Operating expenses:
Selling, general and administrative expenses	900,798	724,985	744,488
Depreciation and amortization	97,089	91,585	87,244
Asset impairment	4,427	22,004	8,894
Other expense (income), net	(2,505)	(445)	3,611
Total operating expenses	999,809	838,129	844,237
Income from operations	174,937	87,007	73,575
Interest expense, net	25,612	48,327	33,300
Loss on extinguishment of debt	—	—	9,786
Earnings before income taxes	149,325	38,680	30,489
Income tax provision (benefit)	21,081	2,403	(2,309)
Net income	$128,244	$36,277	$32,798

Earnings per share:
Basic	$1.57	$0.45	$0.42
Diluted	$1.43	$0.44	$0.40
Weighted average shares outstanding:
Basic	81,820	80,565	78,608
Diluted	96,134	82,793	81,683

Comprehensive income:
Net income	$128,244	$36,277	$32,798
Unrealized gain (loss) on hedge instruments	6,158	(780)	(1,350)
Tax provision (benefit) of unrealized gain (loss) on hedge instruments	3,698	(194)	(346)
Comprehensive income	$130,704	$35,691	$31,794

Note: Fiscal years 2021 and 2019 include 52 weeks. Fiscal year 2020 includes 53 weeks.
The accompanying notes are an integral part of these consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Years Ended January 1, 2022, January 2, 2021 and December 28, 2019
In Thousands

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances at December 29, 2018	78,167	$782	$672,503	$(2,810)	$74,840	$(2,161)	$743,154
Cumulative effect of change in accounting principle	—	—	—	—	(506)	—	(506)
Balances at December 30, 2018 - as adjusted	78,167	782	672,503	(2,810)	74,334	(2,161)	742,648
Issuance of common stock	2,357	23	15,067	—	—	—	15,090
Stock based compensation	—	—	12,551	—	—	—	12,551
Purchase of treasury stock	(846)	—	—	—	—	(25,646)	(25,646)
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	(1,004)	—	—	(1,004)
Net income	—	—	—	—	32,798	—	32,798
Balances at December 28, 2019	79,678	805	700,121	(3,814)	107,132	(27,807)	776,437
Cumulative effect of change in accounting principle	—	—	—	—	(529)	—	(529)
Balances at December 29, 2019 - as adjusted	79,678	805	700,121	(3,814)	106,603	(27,807)	775,908
Issuance of common stock	1,580	16	13,575	—	—	—	13,591
Stock based compensation	—	—	10,616	—	—	—	10,616
Purchase of treasury stock	(19)	—	—	—	—	(689)	(689)
Conversion option related to convertible senior notes, net of allocated costs and tax	—	—	71,385	—	—	—	71,385
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	(586)	—	—	(586)
Net income	—	—	—	—	36,277	—	36,277
Balances at January 2, 2021	81,239	821	795,697	(4,400)	142,880	(28,496)	906,502
Cumulative effect of change in accounting principle	—	—	(71,385)	—	7,271	—	(64,114)
Balances at January 3, 2021 - as adjusted	81,239	821	724,312	(4,400)	150,151	(28,496)	842,388
Issuance of common stock	1,657	17	11,465	—	—	—	11,482
Stock based compensation	—	—	14,701	—	—	—	14,701
Purchase of treasury stock	(1,491)	—	—	—	—	(73,295)	(73,295)
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	2,460	—	—	2,460
Net income	—	—	—	—	128,244	—	128,244
Balances at January 1, 2022	81,405	$838	$750,478	$(1,940)	$278,395	$(101,791)	$925,980

Note: Fiscal years 2021 and 2019 include 52 weeks. Fiscal year 2020 includes 53 weeks.
The accompanying notes are an integral part of these consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended January 1, 2022, January 2, 2021 and December 28, 2019
In Thousands

	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019
Cash flows from operating activities:
Net income	$128,244	$36,277	$32,798
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	97,089	91,585	87,244
Amortization of debt discount and deferred financing costs	4,321	11,895	1,289
Asset impairment	4,427	22,004	8,894
Deferred income tax expense (benefit)	16,701	(233)	(2,378)
Stock based compensation expense	14,886	10,740	12,670
Losses (gains) on change in fair value of derivatives	(3,286)	4,014	—
Inventory adjustments	2,481	4,852	4,352
Loss on extinguishment of debt	—	—	9,786
Other	94	5,092	16,078
Changes in operating assets and liabilities:
Accounts receivable, net	1,182	(13,697)	(6,925)
Inventories	(14,876)	11,430	(15,886)
Operating lease right of use assets and liabilities	(41)	1,518	(716)
Other assets	(6,456)	(8,096)	5,939
Accounts payable	(530)	24,079	(2,860)
Deferred and unearned revenue	6,002	6,982	5,829
Other liabilities	8,700	26,539	8,967
Net cash provided by operating activities	258,938	234,981	165,081
Cash flows from investing activities:
Purchase of property and equipment	(95,515)	(76,823)	(101,325)
Other	2,618	413	694
Net cash used for investing activities	(92,897)	(76,410)	(100,631)
Cash flows from financing activities:
Borrowings on long-term debt, net of discounts	—	548,769	566,550
Repayments on long-term debt	(167,375)	(369,269)	(591,925)
Proceeds from issuance of common stock	11,838	13,105	14,767
Purchase of treasury stock	(73,295)	(689)	(25,646)
Payments of debt issuance costs	(900)	(12,439)	(2,930)
Payments on finance lease obligations	(4,592)	(3,196)	(2,957)
Net cash provided by (used for) financing activities	(234,324)	176,281	(42,141)
Net change in cash, cash equivalents and restricted cash	(68,283)	334,852	22,309
Cash, cash equivalents and restricted cash, beginning of year	375,159	40,307	17,998
Cash, cash equivalents and restricted cash, end of year	$306,876	$375,159	$40,307

Supplemental cash flow information:
Cash paid for interest	$24,897	$30,786	$33,935
Cash paid for taxes	$10,428	$894	$684
Capital expenditures accrued at the end of the period	$10,571	$8,455	$9,059

Note: Fiscal years 2021 and 2019 include 52 weeks. Fiscal year 2020 includes 53 weeks.
The accompanying notes are an integral part of these consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Business and Significant Accounting Policies
Nature of Operations
National Vision Holdings, Inc. (“NVHI,” the “Company,” “we,” “our,” or “us”) is a holding company whose operating subsidiaries include its indirect wholly owned subsidiary, National Vision, Inc. (“NVI”) and NVI’s direct wholly owned subsidiaries. We are a leading value retailer of eyeglasses and contact lenses in the United States. We operated 1,278 and 1,205 retail optical locations in the United States and its territories as of the fiscal years ended January 1, 2022 and January 2, 2021, respectively, through our five store brands, including America’s Best Contacts and Eyeglasses (“America’s Best”), Eyeglass World, Vista Optical locations on select U.S. Army/Air Force military bases (“Military”) and within select Fred Meyer stores, and our management & services arrangement with Walmart (“Legacy”).
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
References herein to “fiscal year 2021,” and “fiscal year 2019,” relate to the 52 weeks ended January 1, 2022 and December 28, 2019, respectively, and references to “fiscal year 2020,” relate to the 53 weeks ended January 2, 2021. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.
Basis of Presentation and Principles of Consolidation
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include our accounts and those of our subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation. Certain fiscal year 2020 and fiscal year 2019 amounts within the Consolidated Statements of Cash Flows, Consolidated Statements of Operations and footnotes to the financial statements have been reclassified to conform to the fiscal year 2021 presentation.
The Company has consolidated certain entities meeting the definition of a variable interest entity (“VIE”) as the Company concluded that it is the primary beneficiary of the entities under the provisions of Accounting Standards Codification 810, Consolidation. At January 1, 2022, the variable interest entities include 30 professional corporations. The total assets of the consolidated VIEs included in the accompanying Consolidated Balance Sheets as of year-end 2021 and 2020, were $6.0 million and $5.9 million, respectively, and the total liabilities of the consolidated VIEs were $6.8 million and $11.4 million, respectively.
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

Secondary Public Offerings and Share Repurchases
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
The secondary offering constituted a vesting event whereby a final portion of the performance-based options vested and the remaining portion of unvested performance options awarded under the 2014 Stock Incentive Plan was forfeited. As a result of the offering, we incurred $4.2 million of non-cash stock-based compensation expense and additionally recorded $2.8 million in long-term cash incentive compensation expense and $0.4 million in offering related SG&A expenses for fiscal year 2019.
Effective November 8, 2021, the Company's Board of Directors authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company's common stock. On November 29, 2021, the Company’s Board of Directors authorized an increase from $50 million to $100 million in aggregate amount of shares of the Company’s common stock that may be repurchased under the Company’s current share repurchase program. On February 23, 2022, our Board of Directors authorized a $100 million increase to the share repurchase authorization, for a total authorization of $200 million. Repurchases may be made from time to time in the Company’s discretion through one or more open market or privately negotiated transactions, and pursuant to pre-set trading plans meeting the requirements of all applicable securities laws and regulations. Shares may be repurchased under the program through December 30, 2023. The timing and amounts of any such repurchases will depend on a variety of factors, including the market price of the Company’s shares and general market and economic conditions. The Company expects to fund the share repurchases using cash on hand. During fiscal year 2021, the Company repurchased 1.4 million shares of its common stock for $69.9 million under the share repurchase program. After these repurchases, $130 million remains available under the share repurchase authorization. Repurchased shares are reflected in Treasury stock on the Consolidated Balance Sheets.

Related Party Transactions
During fiscal year 2019, KKR Capital Markets LLC acted as a lead arranger with respect to debt issuance and refinancing transactions, and received $1.0 million in fees, in connection therewith.
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
Accounts Receivable, Net
Accounts receivable associated with revenues consist primarily of trade receivables and credit card receivables. Trade receivables consist primarily of receivables from managed care payors and receivables from major retailers. While we have relationships with almost all vision care insurers in the United States and with all of the major carriers, currently, a relatively small number of payors comprise the majority of our managed care revenues, subjecting us to concentration risk. Accounts receivable are reduced by allowances for credit losses. Estimates of our allowance for credit losses are based on our historical and current operating, billing, and collection trends, as well as current conditions and reasonable and supportable forecasts about the future. Accounts receivable are written off after all collection attempts have been exhausted. Credit loss expense recognized on our receivables, which is presented in SG&A expenses in the Company’s Consolidated Statements of Operations, was approximately $0.8 million, $0.7 million and $8.2 million for the fiscal years 2021, 2020 and 2019, respectively.
Inventories
The cost of inventory is determined using the weighted average cost method. Inventories at retail stores consist of finished goods and are valued at the lower of cost or estimated net realizable value (“NRV”). Manufactured inventories are valued using absorption accounting which includes material, labor, other variable costs and other applicable manufacturing overhead. Inventory values are adjusted for estimated obsolescence and written down to NRV based on estimates of current and anticipated demand, customer preference, merchandise age, planned promotional activities, contact lens vendor return acceptance activity, and estimates of future retail sales prices. Shrinkage is estimated and recorded throughout the period in cost of sales based on historical results and current inventory levels. Actual shrinkage is recorded throughout the year based upon periodic physical counts. See Note 2. “Details of Certain Balance Sheet Accounts” for further details.
The Company’s inventory consists primarily of contact lenses, eyeglass frames and unprocessed eyeglass lenses. A significant portion of our inventory is supplied by a small number of key vendors. During fiscal year 2021, 92% of contact lens expenditures were with three vendors and 90% of lens expenditures were with one vendor. This exposes us to vendor concentration risk. We are less exposed to a supplier risk for our eyeglass frames as only 57% of frame expenditures were with two vendors.
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
We depreciate P&E for financial accounting purposes using the straight-line method over the following estimated useful lives:

Buildings	34 years
Equipment	3 - 7 years
Information technology hardware and software (a)	2 - 5 years
Furniture and fixtures	6 years
Leasehold improvements(b)	5 - 10 years
P&E under finance leases (b)	10 years
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

Goodwill and Intangible Assets
Indefinite-lived intangible assets include goodwill and our trademarks and tradenames; we evaluate these assets annually for impairment, or more frequently if events and circumstances indicate that it is more likely than not that goodwill is impaired. Our annual testing date for impairment of goodwill and indefinite-lived intangible assets is the first day of the fourth fiscal quarter, which for fiscal years 2021 and 2020 was October 3, 2021, and September 27, 2020, respectively. Costs to renew intangible assets are expensed as incurred.
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
Goodwill is impaired if a reporting unit’s carrying value exceeds its fair value, and impairment is calculated as the excess between carrying value over fair value. We consider each of our operating segments to be reporting units. We estimate the fair value of our reporting units using the income approach, which is based on a discounted cash flow analysis and calculate the fair value of reporting units by estimating after-tax cash flows discounted using a weighted average cost of capital. The cash flows used in the analysis are based on financial forecasts developed internally by management and require significant judgment. The significant unobservable inputs used in the fair value measurement of the reporting units are revenue growth rate, cost of sales, payroll expense growth rate and other store expenses growth rate. These assumptions are sensitive to future changes in the business profitability, changes in our business strategy and external market conditions, among other factors. A decrease to the long term revenue growth rate assumption or an increase to the expense growth rate assumptions could require us to record goodwill impairment charges.
If impairment indicators related to amortizing intangible assets are present, we estimate cash flows expected to be generated over the remaining useful lives of the related assets based on current projections. If the projected net undiscounted cash flows are less than the carrying value of the related assets, we then measure impairment based on a discounted cash flow model and record an impairment charge as the excess of carrying value over estimated fair value.
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
Equity Method Investment
The Company previously had an investment in a private start-up company whose principal business is licensing software to eyeglass retailers. During fiscal year 2021, the Company’s equity method investee was acquired by a third party and in connection therewith the Company sold all of its ownership interests and received $2.4 million upon the consummation of the sale. These proceeds were included in Other in the investing section of the Consolidated Statements of Cash Flows for fiscal year 2021. As a result of this transaction, and as the carrying value of the investment was zero, the Company recorded a gain on sale of equity method investment of $2.4 million in Other expense (income), net on the Consolidated Statements of Operations for fiscal year 2021. In connection with the transaction, the Company is a party to an earnout agreement whereby we may be entitled to variable earnout payments based upon the achievement by the investee of certain performance metrics over a one year period. The Company will recognize income for payments received under the earnout once they are realized or realizable.
Fair Value Measurement of Assets and Liabilities
The Company accounts for certain assets and liabilities at fair value. The Company generally uses a market approach, when practicable, in valuing financial instruments. For certain assets the Company may also use a valuation technique consistent with the income approach whereby future cash flows are converted to a single discounted amount. The carrying value of the Company’s cash equivalents and restricted cash, accounts receivables, accounts payable and other payables and accrued expenses, approximate fair value due to their short-term nature.
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
Refer to “Long-lived Asset Impairment” section below and Note 9. “Fair Value Measurement” for the Company’s recurring and non-recurring fair value measurements.

Deferred Financing Costs and Loan Discounts
Costs incurred in connection with long-term debt which are paid directly to the Company’s lenders and to third parties are presented as reductions to our long-term debt balance, except for the costs related to our revolving credit facility which are presented as assets. These costs are amortized over the term of the related financing agreement and included in Interest expense, net in the accompanying Consolidated Statements of Operations.
Self-Insurance Liabilities
We are primarily self-insured for workers’ compensation, associate health benefits and general liability claims. We record self-insurance liabilities based on claims filed, including the development of those claims and an estimate of claims incurred but not yet reported. Should a different amount of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, liabilities may need to be adjusted accordingly. We periodically update our estimates and record such adjustments in the period in which such determination is made. Self-insurance liabilities are recorded on an undiscounted basis in the accompanying Consolidated Balance Sheets. Refer to the following table and Note 2. “Details of Certain Balance Sheet Accounts” for further details.
We reinsure worker’s compensation and medical claims above our retention levels with a highly rated financial institution that can be expected to fully perform under the terms of the arrangement. Estimated recoveries from reinsurance as of fiscal year end 2021 and 2020 are shown in the following table.

In thousands	Balance Sheet Classification	As of January 1, 2022	As of January 2, 2021
Current portion	Prepaid Expenses and Other Current Assets	$964	$1,139
Non-current portion	Other Assets	1,956	2,313
Total estimated recoveries from reinsurance		$2,920	$3,452
Derivative Financial Instruments
The Company uses interest rate derivatives to manage the exposure of its LIBOR-based debt to fluctuations in interest rates. If our derivatives are designated as cash flow hedges, we formally document our hedge relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transactions. We record all interest rate derivatives in our Consolidated Balance Sheets on a gross basis at fair value. Fair value represents estimated amounts we would receive or pay upon a termination of interest rate derivatives prior to their scheduled expiration dates. The fair value was based on information that is model-driven and whose inputs were observable (Level 2 inputs) such as LIBOR forward rates. We do not hold or enter into financial instruments for trading or speculative purposes.
The gain or loss resulting from fair value adjustments for highly effective cash flow hedges is recorded in Accumulated other comprehensive loss (“AOCL”) in the accompanying Consolidated Balance Sheets until the hedged item is recognized as interest expense in the Consolidated Statements of Operations. The gain or loss resulting from fair value adjustments of derivatives not deemed to be highly effective cash flow hedges is recognized in interest expense immediately. We perform periodic assessments of the effectiveness of our derivative contracts designated as hedges.
To manage credit risk associated with our interest rate hedging program, we select as counterparties major financial institutions with investment grade credit ratings. The impact of credit risk, as well as the ability of each party to fulfill its obligations under our derivative financial instruments, is considered in determining the fair value of the contracts. We do not have any credit risk-related contingent features or collateral requirements associated with our derivative contracts. See Note 12. “Interest Rate Derivatives” for further details.
Accumulated Other Comprehensive Loss
AOCL is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive loss, net of income tax, is entirely composed of the cumulative unrealized loss on our previously effective hedging instruments. See Note 15. “Accumulated Other Comprehensive Loss” for details of reclassifications out of AOCL.

Revenue Recognition
Net product sales include sales of prescription and non-prescription eyewear, contact lenses and related accessories to retail customers (including those covered by managed care) and sales of inventory in which our customer is another retail entity. Net sales of services and plans include sales of eye exams, eye care club membership fees, product protection plans (i.e. warranties) and HMO vision plan fees. Net sales of services and plans also include fees we earn for managing certain Vision Centers located in Walmart stores and performing laboratory processing services for our Legacy partner.
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
We record reductions in revenue for estimated price concessions granted to managed care providers. The Company considers its revenue from managed care customers to include variable consideration and estimates such amounts associated with managed care customer revenues using the history of concessions provided and cash receipts from managed care providers. We reduced our net revenue for variable considerations of $10.2 million and $7.5 million during the fiscal years 2021 and 2020, respectively.
Refer to Note 7. “Revenue from Contracts With Customers” for further details of our revenues.
Costs Applicable To Revenue
Costs applicable to revenue consist primarily of cost of products sold and costs of administering services and plans. Costs of products sold include (i) costs to procure non-prescription eyewear, contacts and accessories which we purchase and sell in their finished form, (ii) costs to manufacture finished prescription eyeglasses, including direct materials, labor and overhead and (iii) remake costs, warehousing and distribution expenses and internal transfer costs. Costs of services and plans include costs associated with warranty programs, eye care club memberships, HMO vision plan fees, eye care practitioner and eye exam technician payroll, taxes and benefits and optometric and other service costs. Depreciation and amortization are excluded from costs applicable to revenue and are presented separately on the accompanying Consolidated Statements of Operations.
As a component of the Company’s procurement program, the Company frequently enters into contracts with its vendors that provide for payments of rebates or other allowances. These vendor payments are reflected when earned or as progress is made toward earning the rebate or allowance and, depending on the terms of the agreement with the vendor, are treated either as a reduction of the carrying value of the inventory and a resultant reduction of cost of products. Rebates that have been earned but not yet received are recognized as an increase to Accounts receivable, net or a reduction to Accounts payable, depending on the nature of the agreement with the vendor, until the payment has been received.
Selling, General and Administrative
SG&A includes store associate (including optician) payroll, taxes and benefits, occupancy and other store expenses, advertising and promotion, field services, and corporate support. Advertising and promotion costs, including online marketing arrangements, newspaper, direct mail, television and radio, are recorded in SG&A and expensed at the time the advertising first occurs. Production costs of future media advertising and related promotional campaigns are deferred until the advertising events occur. Non-capital expenditures associated with opening new stores, including rent, marketing expenses, travel and relocation costs, and training costs, are recorded in SG&A as incurred. Certain vendor contracts provide for marketing co-op allowances, such allowances are reflected when earned or as progress is made toward earning the allowance and are treated as a reduction of SG&A.

Advertising expenses were $149.6 million, $86.5 million and $113.3 million for fiscal years 2021, 2020 and 2019, respectively.
Leases
We lease our stores, distribution centers, corporate offices, and most of our laboratories. These leases generally have noncancelable lease terms of between five and 10 years, with an option to renew for additional terms of one to 10 years or more. The lease term includes renewal option periods when the renewal is deemed reasonably certain after considering the value of the leasehold improvements at the end of the noncancelable lease period. Most leases for our stores provide for a minimum rent and typically include escalating rent over time with the exception of Military for which lease payments are variable and based on a percentage of sales. For Vista Optical locations in Fred Meyer stores, we pay the greater of fixed rent or a percentage of sales after certain minimum thresholds are achieved. The Company’s leases generally require us to pay insurance, real estate taxes and common area maintenance expenses, substantially all of which are variable and not included in the measurement of the lease liability. Our lease arrangements frequently include tenant improvement allowances (TIAs), which are contractual amounts received or receivable from a lessor for improvements made to leased properties by the Company. For operating leases, TIAs are treated as a reduction of the lease payments used to measure the ROU assets in the accompanying Consolidated Balance Sheet as of fiscal year 2021 and are amortized as a reduction in rental expense over the life of the respective leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. With respect to lease accounting guidance, the Company’s management & services agreement with its Legacy partner does not contain a lease arrangement.
The lease liability is measured at the present value of future lease payments over the lease term less TIAs receivable, and the ROU asset is measured at the lease liability amount, adjusted for prepaid lease payments, TIAs received and the lessee’s initial direct costs. As the rate implicit in the Company’s leases is not easily determinable, the Company’s incremental borrowing rate is used in calculating the present value of the sum of the lease payments. Factors incorporated into the calculation of the lease incremental borrowing rate include lease term, borrowing rates on the Company’s long-term debt, fixed rates on interest rate swaps, LIBOR margins for issuers of similar credit rating to NVI and effect of collateralization.
For finance leases, a lease ROU asset is recorded as property and equipment and corresponding amounts are recorded as finance lease debt obligations at the net present value of the minimum lease payments to be made over the lease term for new finance leases.
Stock-Based Compensation
We measure stock-based compensation cost, which consists of grants of stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”), and restricted stock awards (“RSAs”) to associates and non-associate directors, based on the estimated grant date fair value of the awards. We recognize compensation expense for all awards containing only a service requirement over the requisite service period using a straight-line recognition method. Our PSUs contain both a service requirement and a performance requirement. We recognize expense for the proportionate share of the total fair value of PSUs related to the vesting period that has already lapsed for the shares expected to vest, which expectation is based on an evaluation of expected performance against predefined performance criteria and may also result in reversals of expense. The remaining fair value of the shares expected to vest is expensed on a straight-line basis over the balance of the vesting period. We account for forfeitures as they occur. See Note 5. “Stock Incentive Plan” for further details related to our stock-based compensation plans.
Long-lived Asset Impairment
Non-financial assets such as P&E, right of use (“ROU”) assets and intangible assets are subject to nonrecurring fair value measurements if impairment indicators are present. We evaluate impairment of long-lived tangible and ROU store assets at the store level, which is the lowest level at which independent cash flows can be identified, when events or conditions indicate the carrying values of such assets may not be recoverable. In making this evaluation, we may consider multiple factors including financial performance of the stores, regional and local business climates, industry or economic trends, future plans for the store operations and other qualitative factors. If the store’s projected undiscounted net cash flows expected to be generated by the related assets over the life of the primary asset within the asset group are less than the carrying value of the subject assets, we determine an estimate of the fair value of the asset group using an income approach based on discounted cash flows, which require estimates and assumptions related to forecasted store revenue growth rates and store profitability. If the fair value of the asset group is less than its carrying value, the loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long lived asset of the group shall not reduce the carrying amount of that asset below its fair value. We consider market-based indications of prevailing rental rates for retail space, market participant discount rates, and lease incentives when estimating the fair values of ROU assets.

We assess non-store long-lived assets, including capitalized software costs in use or under development, for impairment if events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. The asset impairments recognized in fiscal years 2021 and 2020 include $0.8 million and $1.1 million, respectively, related to a write-off of certain capitalized software costs that were deemed to be obsolete due to a decision to cease further development. During fiscal year 2019 there was no impairment of non-store long-lived assets or capitalized software costs.
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
We adopted ASU No. 2016-13 as of December 29, 2019 (the first day of fiscal year 2020), using the modified retrospective approach without adjusting the comparative periods presented. Upon adoption, the Company recorded a $0.7 million increase to the allowance for credit losses related to a note receivable from our former equity method investee. After adjusting for deferred taxes, we recorded a $0.5 million decrease in Retained earnings through a cumulative-effect adjustment. Adoption of this new guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows.
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

The following table summarizes the impact of adoption on the Company’s Consolidated Statement of Operations for fiscal year 2021:

	Fiscal Year 2021
In thousands (except earnings per share)	With ASU 2020-06 Adoption	Without ASU 2020-06 Adoption (1)	Impact of Adoption (2)

Income from operations	$174,937	$174,937	$—
Interest expense, net	25,612	41,635	(16,023)
Earnings before income taxes	149,325	133,302	16,023
Income tax provision	21,081	17,482	3,599
Net income	$128,244	$115,820	$12,424

Weighted average shares outstanding for basic EPS	81,820	81,820	—
Weighted average shares outstanding for diluted EPS	96,134	83,222	12,912
Earnings per share:
Basic	$1.57	$1.42	$0.15
Diluted	$1.43	$1.39	$0.04
(1)Antidilutive shares are excluded from the computation of weighted average shares outstanding for diluted EPS. The 2025 Notes would have been antidilutive for the fiscal year ended 2021 without the adoption of ASU 2020-06 and are, therefore, excluded from the computation of diluted EPS.
(2) Impact of adoption on basic earnings per share is calculated using impact on net income divided by basic weighted average shares outstanding during the period.

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

2. Details of Certain Balance Sheet Accounts
The following table provides a reconciliation of Cash and cash equivalents reported within the Consolidated Balance Sheets to the total of Cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows:

In thousands	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$305,800	$373,903	$39,342
Restricted cash included in other assets	1,076	1,256	965
	$306,876	$375,159	$40,307

In thousands	As of January 1, 2022	As of January 2, 2021
Accounts receivable, net:
Trade receivables	$32,504	$28,405
Credit card receivables	17,010	21,557
Other receivables	6,685	8,460
Allowance for credit losses	(502)	(433)
	$55,697	$57,989

In thousands	As of January 1, 2022	As of January 2, 2021
Inventories:
Raw materials and work in process (1)	$65,262	$55,473
Finished goods	58,407	55,801
	$123,669	$111,274
(1) Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not separately present raw materials and work in process.

In thousands	As of January 1, 2022	As of January 2, 2021
Property and equipment, net:
Land and building	$3,625	$3,624
Equipment	225,726	207,265
Information technology hardware and software	137,261	129,008
Furniture and fixtures	63,582	56,277
Leasehold improvements	251,023	220,720
Construction in progress	35,106	23,859
Right of use assets under finance leases	36,235	36,757
	752,558	677,510
Less: Accumulated depreciation	(406,122)	(336,217)
	$346,436	$341,293

In thousands	As of January 1, 2022	As of January 2, 2021
Other payables and accrued expenses:
Associate compensation and benefits (1)	$55,670	$51,081
Self-insurance liabilities	9,034	8,650
Capital expenditures	10,571	8,455
Advertising	6,962	2,173
Reserves for customer returns and remakes	7,556	8,084
Legacy management & services agreement	5,518	5,386
Fair value of derivative liabilities	2,846	5,116
Supplies and other store support expenses	5,511	3,461
Litigation settlements	2,100	1,107
Lease concessions	357	3,142
Other	13,198	13,654
	$119,323	$110,309
(1) Includes CARES Act deferred employer payroll taxes in the amount of $0.0 million and $12.8 million as of January 1, 2022 and January 2, 2021, respectively.

In thousands	As of January 1, 2022	As of January 2, 2021
Other non-current liabilities:
Fair value of derivative liabilities	$488	$7,663
Self-insurance liabilities	6,170	7,046
Other	2,316	2,706
	$8,974	$17,415

3. Goodwill and Intangible Assets
The gross carrying amount and accumulated impairment of the Company’s goodwill balances for 2021 and 2020 are as follows:

	As of January 1, 2022		As of January 2, 2021
In thousands	Gross Carrying Amount	Accumulated Impairment	Gross Carrying Amount	Accumulated Impairment
Owned & Host Segment	$736,901	$(19,357)	$736,901	$(19,357)
Legacy Segment	60,069	—	60,069	—
Corporate/Other	8,107	(8,107)	8,107	(8,107)
	$805,077	$(27,464)	$805,077	$(27,464)
Accumulated goodwill impairment relates to our Fred Meyer, Military and AC Lens reporting units.
Indefinite-lived intangible assets by major asset class are as follows:

In thousands	As of January 1, 2022	As of January 2, 2021
Trademarks and trade names:
America’s Best	$200,547	$200,547
Eyeglass World	40,000	40,000
	$240,547	$240,547

We intend to maintain our trademarks; renewals will take place as needed.
Finite-lived, amortizing intangible assets by major asset class are as follows:

	As of January 1, 2022			As of January 2, 2021
In thousands	Gross Carrying Amount	Accumulated Amortization	Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Remaining Life (Years)
Contracts and relationships:
Legacy	$65,000	$46,117	3	$65,000	$40,154	4
Fred Meyer	35,000	11,864	15	35,000	10,339	16
Customer database	4,400	4,400	—	4,400	4,400	—
Other	746	745	—	746	742	—
	$105,146	$63,126		$105,146	$55,635
We extended our relationship with Walmart in fiscal year 2020. Refer to Note 14. “Segment Reporting” for more information. We are in the process of renewing our agreement with Fred Meyer and intend to maintain our intangible assets.
Aggregate amortization expense is included in Depreciation and amortization in the accompanying Consolidated Statements of Operations. Aggregate future estimated amortization expense is shown in the following table:

Fiscal Year	In thousands
2022	$7,490
2023	7,488
2024	7,488
2025	2,519
2026	1,525
Thereafter	15,510
$42,020

4. Long-term Debt
Long-term debt consists of the following:

In thousands	As of January 1, 2022	As of January 2, 2021
2025 Notes, due May 15, 2025	$402,500	$402,500
Term loan, due July 18, 2024	150,000	317,375
Revolving credit facility, due July 18, 2024	—	—
Long-term debt before debt discount	552,500	719,875
Unamortized discount and issuance costs - 2025 Notes	(7,986)	(93,123)
Unamortized discount and issuance costs - term loan	(948)	(2,141)
Long-term debt less debt discount	543,566	624,611
Less current maturities	—	—
Long-term debt - non-current portion	543,566	624,611
Finance lease obligations	26,514	30,750
Less current maturities	(3,999)	(3,598)
Long-term debt and finance lease obligations, less current portion and debt discount	$566,081	$651,763
2025 Notes
In May 2020, we completed the issuance of the 2025 Notes, pursuant to an indenture between the Company and U.S. Bank, dated as of May 12, 2020 (the “Indenture”). The 2025 Notes were sold only to persons reasonably believed to be qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2025 Notes pay interest semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2020, at an annual rate of 2.50%.
We received proceeds from the offering of $390.9 million, net of $11.6 million in underwriter fees and other issuance costs. We used $294.3 million of the net proceeds from the offering to repay all outstanding amounts under the revolving credit facility and $75.0 million to partially repay the first lien term loan in an aggregate principal amount of $420.0 million (the “term loan”). The remainder of the net proceeds are being used for general corporate purposes.
Prior to February 15, 2025, the 2025 Notes are convertible at the option of the holder only under the following circumstances:
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
The 2025 Notes are initially convertible at a conversion rate of 32.0783 shares of common stock per $1,000 principal amount of 2025 Notes, which is equivalent to an initial conversion price of approximately $31.17 per share of common stock. The conversion rate will be subject to adjustment upon the occurrence of certain specified events including, but not limited to: issuance of stock dividends, splits and combinations; distribution of rights, options and warrants; spin-offs and other distributed property; cash dividends or distributions; tender offers or exchange offers; and certain other corporate transactions. The Company can choose to settle upon conversion in cash, shares or a combination. Based on the initial conversion rate, the 2025 Notes are convertible into 12.9 million shares of our common stock and we reserved for the possible issuance of 16.5 million shares, which is the maximum amount that could be issued upon conversion. As of January 1, 2022, the 2025 Notes can be converted by holders based on condition (i) above. See Note 13. “Earnings Per Share” for the treatment of earnings per share in relation to the 2025 Notes. The holders of our term loan would have preference over the holders of the 2025 Notes in the event of a liquidation.
The Company adopted ASU 2020-06 as of January 3, 2021. ASU 2020-06 eliminates the cash conversion and the beneficial conversion feature models. Under the new convertible debt framework, the Company eliminated the equity components and increased the debt balance. Refer to Note 1. “Description of Business and Basis of Presentation” for further discussion of the adoption of ASU 2020-06. As a result of adopting ASU 2020-06, our effective interest rate decreased from 9.1% as of January 2, 2021 to 3.2% starting in the first quarter of 2021. We recognized interest expense for the interest coupon and amortization of issuance costs of $10.1 million and $2.2 million during fiscal 2021, respectively, and $6.4 million and $10.9 million during fiscal 2020, respectively. As of January 1, 2022, the remaining period for the unamortized debt issuance costs balance was approximately three years.
Credit Agreement
On July 18, 2019, our credit agreement, dated as of October 9, 2018 was amended and restated to establish a new first lien term loan of $420.0 million to repay all principal, interest fees and other amounts outstanding before the amendment and establish a new revolving credit facility in an aggregate principal amount of $300.0 million, including a $20.0 million letter of credit sublimit. In connection with the principal repayments of our existing debt, the Company wrote off associated deferred debt issuance costs of $6.0 million and associated unamortized debt discount of $3.8 million, in the third quarter of 2019.
On March 17, 2020, as a precautionary measure to preserve financial flexibility during the COVID-19 pandemic, we borrowed the remaining $146.3 million in available funds under our revolving credit facility. On May 5, 2020, we entered into an agreement with the lenders to amend certain provisions of our credit agreement. This amendment was intended to prevent the effects of the COVID-19 pandemic, including the temporary closure of our stores, from creating uncertainty relative to our ability to comply with certain financial covenants and allow the Company to focus on prudent management of the business over the quarters ahead. The amendment suspended certain financial maintenance covenants contained in our credit agreement until testing at the end of the second fiscal quarter of 2021.
Capitalized terms used but not defined herein shall have the meanings assigned to such terms in our credit agreement. During the second quarter of 2021, the Company amended its credit agreement to, among other things, add customary LIBOR replacement provisions, modify the applicable margins used to calculate the rate of interest payable on the first lien term loans thereunder to a range of 1.25% to 2.00% for LIBOR Loans and a range of 0.25% to 1.00% for ABR Loans, modify certain financial covenants related to maximum leverage and minimum interest coverage and remove the LIBOR floor, such that LIBOR shall be deemed to be no less than 0.00% per annum (instead of 1.00% per annum previously in effect).
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
The amendment also contains covenants that, among other things, limit NVI’s ability to incur additional debt, create liens against assets, make acquisitions, pay dividends or distributions on its stock, merge or consolidate with another entity and transfer or sell assets. We were in compliance with all covenants related to our long-term debt as of January 1, 2022.

During the third quarter of 2019, we partially prepaid $25.0 million on the term loan. On May 12, 2020, we fully prepaid the $294.3 million outstanding under our revolving credit facility and partially prepaid $75.0 million on the term loan. During the second quarter of 2021, the Company partially prepaid $117.4 million of term loan principal and wrote off associated deferred debt issuance costs of $0.7 million. During the fourth quarter of 2021, the Company partially prepaid $50.0 million of term loan principal and wrote off associated deferred debt issuance costs of $0.3 million. As a result of the prepayments made in fiscal years 2019, 2020, and 2021, the Company has no additional mandatory principal payments on the term loan until maturity on July 18, 2024 and no amounts outstanding under the revolving credit facility. The borrowing capacity remaining as of January 1, 2022 was $293.6 million due to a reduction of $6.4 million for letters of credit outstanding. As a result of the repayment of the outstanding balance on our revolving credit facility, the Company reclassified a proportionate share of unamortized debt issuance costs to Other assets.
Scheduled annual maturities of debt are as follows:

Fiscal Year	In thousands
2022	$—
2023	—
2024	150,000
2025	402,500
2026	—
Thereafter	—
$552,500

5. Stock Incentive Plans
The Company has provided equity-based compensation awards to its associates under three plans. In connection with the initial public offering of our common stock (the “IPO”), on October 23, 2017, the Company’s Board of Directors adopted, and its stockholders approved, the National Vision Holdings, Inc. 2017 Omnibus Incentive Plan (the “2017 Omnibus Incentive Plan”). The total number of shares of common stock that may be issued under the plan is 4,000,000. The plan authorizes the grant of stock options, stock appreciation rights, RSAs, RSUs, PSUs, other equity-based awards and other cash-based awards to our associates, directors, officers, consultants and advisers. The Vision Holding Corp. 2013 Amended and Restated Stock Incentive Plans provided for the issuance of stock options to directors, certain associates and consultants of Vision Holding Corp., its subsidiaries and affiliates. In 2014, our Board of Directors and stockholders of the Company approved the 2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its subsidiaries (the “2014 Stock Incentive Plan”). There were 10,988,827 stock options authorized for issuance pursuant to the 2014 Stock Incentive Plan. All stock awards under these plans vest through continued service. All options under these plans have a contractual life of 10 years.
The Company also provides associates the opportunity to purchase Company common shares through the Associate Stock Purchase Plan (the “ASPP”), which the Company’s Board of Directors adopted and its stockholders approved on June 6, 2018. The ASPP provides that up to 850,000 shares of common stock, at par value of $0.01 per share, may be offered and issued under the ASPP.

The following table summarizes stock compensation expense under the Company’s plans, which is included in SG&A in the accompanying Consolidated Statements of Operations:

In thousands	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019
Stock options	$2,632	$2,827	$8,562
RSUs and PSUs	11,217	7,201	3,655
RSAs	852	588	334
Associate stock purchase plan	185	124	119
Pre-tax stock based compensation expense	$14,886	$10,740	$12,670
Income tax benefit	(3,788)	(2,743)	(3,237)
After-tax stock based compensation expense	$11,098	$7,997	$9,433

	Stock options	RSUs and PSUs	RSAs
Unrecognized compensation cost (in thousands)	$2,871	$14,928	$314
Expected remaining weighted-average period of expense recognition (in years)	1.74	1.83	0.42
Service-based options
The following tables summarize service-based stock option activity, including service-based options under the Vision Holding Corp. Amended and Restated 2013 Equity Incentive Plan, the 2014 Stock Incentive Plan, and the 2017 Omnibus Incentive Plan.

	Number of Options Outstanding (In thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands) ($)
Outstanding options at January 2, 2021	1,194	$18.92	6.19	$31,490
Granted	111	46.19
Exercised	(550)	11.04
Forfeited	(29)	22.04
Outstanding options at January 1, 2022	726	$28.91	6.83	$13,891
Vested and exercisable at January 1, 2022	376	$23.85	6.17	$9,067

In thousands except per share values	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019
Weighted average grant date fair value per share of options granted	$23.39	$13.71	$13.67
Fair value of options vested	$3,138	$3,313	$5,676
Aggregate intrinsic value of options exercised	$23,091	$22,549	$21,350

The fair value of service-based options was estimated using the Black-Scholes-Merton option pricing model. The following is a summary of the assumptions used in this model for service-based options:

	2021	2020	2019
Expected volatility	52.49% to 54.03%	39.54% to 55.81%	34.50% to 37.10%
Expected term range (in years)	6.00	6.00	5.75 to 6.50
Expected risk-free interest rate	0.97% to 1.07%	0.47% to 1.13%	1.68% to 2.94%
The expected term was based on the mid-point between the weighted average time to vesting and the contractual time to maturity. Most service-based options vest in three equal installments on the first, second and third anniversaries of the grant date. The risk free interest rate was based on the U.S. Treasury yield curve. The dividend yield was based on our expectation of not paying dividends on our common stock for the foreseeable future.

Performance-based options
The following table summarizes performance-based stock option activity:

	Number of Options Outstanding (In thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands) ($)
Outstanding options at January 2, 2021	855	$5.50	3.42	$34,018
Exercised	(805)	4.87
Forfeited	—	—
Outstanding options at January 1, 2022	50	$15.70	5.56	$1,604
Vested and exercisable at January 1, 2022	50	$15.70	5.56	$1,604
There were no grants of performance-based options during fiscal years 2021, 2020, and 2019. There were no vests of performance-based options during fiscal year 2021. The fair value of performance-based options vested during fiscal years 2020 and 2019 was $1.4 million and $4.4 million, respectively. The aggregate intrinsic value of performance-based options exercised during fiscal years 2021, 2020, and 2019 was $37.3 million, $20.0 million, and $29.9 million, respectively.
The following tables summarize RSU, PSU and RSA awards activity:

	RSUs (In thousands)	Weighted average grant date fair value ($)	PSUs (In thousands)	Weighted average grant date fair value ($)	RSAs (In thousands)	Weighted average grant date fair value ($)
Outstanding at January 2, 2021	454	$30.85	220	$34.36	22	$31.85
Granted	139	46.52	112	46.17	17	48.39
Vested	(203)	30.37	—	—	(22)	31.85
Forfeited	(26)	36.78	(15)	38.26	—	—
Outstanding at January 1, 2022	364	$36.67	317	$38.34	17	$48.39

	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019
RSUs
Weighted average grant date fair value of RSUs granted	$46.52	$34.73	$29.56
Total fair value of RSUs vested (In thousands)	$6,154	$1,346	$2,178
PSUs
Weighted average grant date fair value of PSUs granted	$46.17	$34.34	$34.50
Total fair value of PSUs vested (In thousands)	$—	$—	$—
RSAs
Weighted average grant date fair value of RSAs granted	$48.39	$30.65	$29.18
Total fair value of RSAs vested (In thousands)	$700	$534	$133
Restricted stock units (RSUs)
Most RSUs vest in three equal installments on the first, second and third anniversaries of the grant date. The RSUs outstanding as of January 1, 2022 have $17.5 million intrinsic value.
Performance stock units (PSUs)

PSUs are settled after the end of a three year performance period (i.e., cliff vesting), which begins on the first day of the grant year and are based on the Company’s achievement of certain performance targets. The performance stock units outstanding as of January 1, 2022 have $15.2 million intrinsic value. While the PSU amounts shown in the table above reflect achievement at target, the number of PSUs ultimately vested will be based on a comparison of certified performance results to predefined performance criteria that include threshold, target and maximum attainment levels.
Restricted stock awards (RSAs)
Most RSAs outstanding vest one year from grant date. As of fiscal year end 2021, the intrinsic value of the awards was $0.8 million.
Associate Stock Purchase Plan (ASPP)
Under the ASPP, eligible associates receive a 10% discount from the market trading value of common stock of the Company at the time of purchase. Participants may contribute to the ASPP, not to exceed $25,000 under the ASPP in any calendar year. As of January 1, 2022, the amount of shares issued to eligible participants through the ASPP was not material.
6. Income taxes
The income tax provision (benefit) consists of:

In thousands	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019
Current income tax:
Federal	$138	$86	$443
State	4,242	2,550	864
Deferred income tax:
Federal	15,015	(219)	(2,972)
State	1,686	(14)	(644)
Income tax provision (benefit)	$21,081	$2,403	$(2,309)
Our income tax provision (benefit) differs from the amounts computed by multiplying earnings before income taxes by the statutory federal income tax rate as shown in the following table:

In thousands	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019
Federal income tax provision at statutory rate	$31,358	$8,123	$6,403
State income tax provision, net of federal income tax	7,130	1,755	1,387
Increase (decrease) in deferred tax asset valuation allowance	(441)	(216)	(386)
Stranded tax effect of matured interest rate swaps	(2,125)	—	—
Tax benefit of equity-based compensation deductions	(14,408)	(7,996)	(10,089)
Other, net	(433)	737	376
Net income tax provision (benefit)	$21,081	$2,403	$(2,309)
Effective income tax rate	14.1%	6.2%	(7.6)%
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

The sources of the differences between the financial accounting and tax bases of our assets and liabilities that give rise to the deferred tax assets and deferred tax liabilities and the tax effects of each are as follows:

In thousands	As of January 1, 2022	As of January 2, 2021
Deferred tax assets:
NOL carry-forwards	$4,068	$10,841
Deferred interest expense carry-forwards	—	180
AMT payment and employment credits	2,290	3,541
Deferred revenue	5,700	5,498
Accrued expenses and reserves	10,020	9,361
Loss on equity and other investments	1,521	2,135
Stock-based compensation	5,167	5,135
Unrealized losses on hedging instruments	849	2,237
Operating lease liabilities	105,728	100,759
Other	—	1,349
Subtotal	135,343	141,036
Valuation allowances	(3,045)	(3,486)
Total net deferred tax assets	132,298	137,550
Deferred tax liabilities:
Depreciation of property and equipment	(50,019)	(37,592)
Amortization of intangible assets	(72,111)	(73,590)
Convertible debt discount	—	(18,819)
Right of use asset	(90,751)	(86,266)
Other	(2,263)	(2,222)
Total deferred tax liabilities	(215,144)	(218,489)
Net deferred tax liabilities	$(82,846)	$(80,939)
As of fiscal year end 2021, we had available U.S. federal NOL carry-forwards aggregating to $7.8 million that can be utilized to reduce future federal income taxes. The Company has $7.5 million of carry-forward losses that do not expire and $0.3 million of carry-forward losses expiring at the end of fiscal year 2037, respectively. In addition, we have NOL carry-forwards in varying amounts and with varying expiration dates in various states in which we operate. We believe it is more likely than not that we will realize a tax benefit for these NOL’s in the future except for $4.3 million of NOL carry-forwards ($0.9 million tax effected) on certain professional corporations where we recognized a full valuation allowance as of fiscal year end 2021.
Non-expiring federal and state employment credits totaling $2.3 million are available to offset certain future taxes.
We have a $1.5 million deferred income tax asset for capital losses associated with the losses realized on the sale of our equity method non-consolidated investee and other investments. We do not expect to generate significant capital gains in the near future. Therefore, we believe it is more likely than not that we will not realize a tax benefit for the majority of these deferred income tax assets, and accordingly we have established a full valuation allowance for the amount deemed unrealizable.
As a result of our utilization of NOL carry-forwards to reduce or eliminate subsequent years’ tax obligations, our federal and a substantial number of our state income tax returns for fiscal years 2001 through 2021 remain open for examination by the tax authorities.
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

Revenues Recognized Over Time
Owned & Host
Within our Owned & Host segment, services and plans revenues include revenues from product protection plans (i.e. warranties), eye care club memberships and HMO vision plan fees. We offer extended warranty plans in our Owned & Host segment that generally provide for repair and replacement of eyeglasses for primarily a one-year term after purchase. We recognize service revenue under these programs on a straight-line basis over the warranty or service period which is consistent with our efforts expended to satisfy the obligation. We offer three- or five-year eyecare club memberships in our Owned & Host segment to our contact lens customers. For these programs we apply the portfolio approach of recognizing revenues of contracts with similar characteristics and use estimates and assumptions that reflect the size and composition of the portfolio of contracts. We selected the portfolio approach because our historical club membership data demonstrate that our club customers behave similarly, such that the difference between the portfolio approach and calculating revenue of each individual contract is not material. We recognize revenue across the contract portfolio based on the value delivered to the customers relative to the remaining services promised under the programs. We determine the value delivered based on the expected timing and amount of customer usage of benefits over the terms of the contracts. The unamortized portion of amounts we collect in advance for these services and plans are reported as Deferred revenue (current and non-current portions) in the accompanying Consolidated Balance Sheets.
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
The following disaggregation of revenues depicts our revenues based on the timing of revenue recognition:

In thousands	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019
Revenues recognized at a point in time	$1,908,221	$1,569,757	$1,578,379
Revenues recognized over time	171,304	142,003	145,952
Total net revenue	$2,079,525	$1,711,760	$1,724,331
Refer to Note 14. “Segment Reporting” for the Company’s disaggregation of net revenue by reportable segment and product type. As the reportable segments are aligned by similar economic factors, trends and customers, the reportable segment disaggregation view best depicts how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors.
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
During the second quarter of 2020, we reached rent concession agreements where certain of these concession arrangements included lease payment and term extensions between three and 12 months. The Company has elected to account for lease concessions and deferrals resulting directly from the COVID-19 pandemic as though the enforceable rights and obligations to the deferrals existed in the respective contracts at lease inception and will not account for the concessions as lease modifications, unless the concession results in a substantial increase in the Company’s obligations. The majority of leases where we received a concession did not result in a substantial increase in our obligations. Lease concessions of $0.4 million and $3.1 million were recorded in Other payables and accrued expenses as of January 1, 2022 and January 2, 2021, respectively. See Note 2. “Details of Certain Balance Sheet Accounts” for further details.

In thousands		As of January 1, 2022	As of January 2, 2021
Type	Classification
	ASSETS
Finance	Property and equipment, net (a)	$19,390	$24,373
Operating	Right of use assets (b)	354,900	340,141
	Total leased assets	$374,290	$364,514
	LIABILITIES
	Current Liabilities:
Finance	Current maturities of long-term debt and finance lease obligations	$3,999	$3,598
Operating	Current operating lease obligations (c)	60,930	58,356
	Other non-current liabilities:
Finance	Long-term debt and finance lease obligations, less current portion and debt discount	22,515	27,152
Operating	Non-current operating lease obligations	342,241	327,371
	Total lease liabilities	$429,685	$416,477
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the net present value of minimum lease payments. We used the incremental borrowing rate on December 30, 2018 for operating leases that commenced prior to that date.

_________
(a) Finance lease assets are recorded net of accumulated amortization of $16.8 million and $12.4 million as of January 1, 2022 and January 2, 2021, respectively.
(b) TIA and deferred rent are treated as reductions of lease payments used to measure ROU assets in the accompanying Consolidated Balance Sheets as of January 1, 2022 and January 2, 2021.
(c) Current operating lease liabilities are measured net of TIA receivables of $6.6 million and $3.8 million as of January 1, 2022 and January 2, 2021, respectively.

In thousands	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019
Operating lease cost
Fixed lease cost (a)	$84,019	$79,387	$73,971
Variable lease cost (b)	30,643	28,158	26,466
Sublease income(c)	(3,557)	(2,700)	(2,930)
Finance lease cost
Amortization of finance lease assets	4,461	4,561	4,418
Interest on finance lease liabilities	2,923	3,656	3,573
Net lease cost	$118,489	$113,062	$105,498
(a)Includes short-term leases, which are immaterial.
(b)Includes costs for insurance, real estate taxes and common area maintenance expenses, which are variable as well as lease costs above minimum thresholds for Fred Meyer stores and lease costs for Military stores.
(c)Income from sub-leasing of stores includes rental income from operating lease properties to independent optometrists.

Lease Term and Discount Rate	As of January 1, 2022	As of January 2, 2021
Weighted average remaining lease term (months)
Operating leases	76	77
Finance leases	72	79
Weighted average discount rate (a)
Operating leases	4.5%	4.7%
Finance leases (b)	11.7%	12.3%
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

In thousands	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019
Other Information
Operating cash outflows - operating leases	$89,324	$84,913	$75,330
Right of use assets acquired under finance leases	$—	$1,257	$9,713
Right of use assets acquired under operating leases	$91,451	$68,081	$108,712
The following table summarizes the maturity of our lease liabilities as of January 1, 2022:

In thousands	Operating Leases (a)	Finance Leases (b)
Fiscal Year
2022	$77,373	$6,752
2023	84,471	6,252
2024	73,461	4,753
2025	68,409	4,913
2026	51,160	4,519
Thereafter	111,468	6,917
Total lease liabilities	466,342	34,106
Less: Interest	63,171	7,592
Present value of lease liabilities(c)	$403,171	$26,514
_________
(a) Operating lease payments include $44.3 million related to options to extend lease terms that are reasonably certain of being exercised.
(b) Finance lease payments include $1.7 million related to options to extend lease terms that are reasonably certain of being exercised.
(c) The present value of lease liabilities excludes $24.5 million of legally binding minimum lease payments for leases signed but not yet commenced.

9. Fair Value Measurement
General
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
We recognize as assets or liabilities at fair value the estimated amounts we would receive or pay upon a termination of interest rate derivatives prior to their scheduled expiration dates. The fair value is based on information that is model-driven and whose inputs were observable (Level 2 inputs) such as LIBOR forward rates. See Note 12. “Interest Rate Derivatives” for further details.
Non-recurring fair value measurements
Tangible Long-lived and Right of Use (“ROU”) Store Assets
We recognized impairments of $4.4 million, $22.0 million and $8.9 million in fiscal years 2021, 2020 and 2019, respectively, related to our long-lived tangible store assets and ROU assets. The impairments were primarily driven by lower than projected customer sales volume in certain stores. The cash flows used in estimating fair value were discounted using a market rate of 7.5%. A decrease in the estimated cash flows would lead to a lower fair value measurement, as would an increase in the discount rate. These non-recurring fair value measurements are classified as Level 3 measurements in the fair value hierarchy. The estimated remaining fair value of the assets impaired during fiscal years 2021 and 2020 was $6.8 million and $30.6 million, respectively; the estimated remaining fair values include amounts estimated at various dates during the related fiscal years. Substantially all of the remaining fair value of the impaired store assets in fiscal years 2021 and 2020 represents the fair value of ROU assets. Refer to Note 1. “Business and Significant Accounting Policies.”
Additional fair value information
Cash Equivalents and Restricted Cash
The carrying amount of cash equivalents and restricted cash approximates fair value due to the short term maturity of the instruments. All cash and cash equivalents are denominated in U.S. currency.
Accounts Receivable, Net
The carrying amount of accounts receivable approximates fair value due to the short-term nature of those items and the effect of credit losses.
Accounts Payable and Other Payables and Accrued Expenses
The carrying amounts of accounts payable and other payables and accrued expenses approximate fair value due to the short-term nature of those items.
Long-term Debt - Term Loan and Revolving Credit Facility
Since the borrowings under the term loan and revolving credit facility utilize variable interest rate setting mechanisms such as LIBOR, the fair values of these borrowings are deemed to approximate the carrying values. We also considered the effect of our own credit risk on the fair values of our term loan and revolving credit facility. Refer to Note 4. “Long-term Debt.”
Long-term Debt - 2025 Notes
The Company has $402.5 million in aggregate principal amount of 2.50% convertible senior notes due on May 15, 2025 issued and outstanding as of January 1, 2022. The estimated fair value of the 2025 Notes was approximately $674.9 million as of January 1, 2022. The estimated fair value of the 2025 Notes is based on the prices the 2025 Notes have traded in the market as of January 1, 2022, as well as overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates, and represents a Level 2 measurement. Refer to Note 4. “Long-term Debt” for more information on the 2025 Notes.

10. Deferred Revenue
The following depicts a roll-forward of deferred revenue:

	Fiscal Year 2021
In thousands	Product Protection Plans	Eye Care Clubs	Total
Beginning of the year	$34,147	$45,580	$79,727
Sold	80,690	57,639	138,329
Revenue recognized	(76,198)	(53,367)	(129,565)
End of year	$38,639	$49,852	$88,491

Current	$38,335	$26,990	$65,325
Non-current	304	22,862	23,166
	$38,639	$49,852	$88,491

	Fiscal Year 2020
In thousands	Product Protection Plans	Eye Care Clubs	HMO Memberships	Total
Beginning of the year	$30,911	$46,486	$3	$77,400
Sold	63,535	47,445	—	110,980
Revenue recognized	(60,299)	(48,351)	(3)	(108,653)
End of year	$34,147	$45,580	$—	$79,727

Current	$33,810	$25,089	$—	$58,899
Non-current	337	20,491	—	20,828
	$34,147	$45,580	$—	$79,727
Unsatisfied Performance Obligations (Contract Liabilities)

We recognized $58.9 million of deferred revenues outstanding at the beginning of the period during the fiscal year ended 2021, and $70.7 million of revenues from sale of club memberships and product protection plans during the fiscal year ended 2021. We recognized $55.9 million of deferred revenues outstanding at the beginning of the period during the fiscal year ended 2020, and $52.8 million of revenues from sale of club memberships and product protection plans during the fiscal year ended 2020.

Deferred revenue recorded as of fiscal year end 2021 is expected to be reflected in future operating results as follows:

Fiscal Year	In thousands
2022	$65,325
2023	17,424
2024	5,510
2025	175
2026	57
$88,491

11. Commitments and Contingencies
Contractual Commitments
As of January 1, 2022, the Company had contractual commitments of approximately $118.1 million consisting of agreements for merchandise purchases, technology and advertising.
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

In thousands	Fiscal Year 2021	Fiscal Year 2020
Beginning of year balance	$2,229	$1,881
Accrued obligation	33,906	28,415
Claims paid	(34,072)	(28,067)
End of year balance	$2,063	$2,229
401(k) Plan
The Company sponsors a 401(k) plan into which associates may defer a portion of their wages. We match a portion of such deferred wages. The expense for the plan was $8.7 million, $5.3 million and $5.3 million in the fiscal years ended 2021, 2020 and 2019, respectively. Expense associated with our 401(k) plan is presented in SG&A in the Consolidated Statements of Operations.
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
Eyeglass World, LLC, which was acquired by the Company in 2009, is a defendant in a state court action filed on July 24, 2017 by a former sublease holder in Albuquerque, New Mexico. The lawsuit seeks compensatory and punitive damages for claims of conversion, misappropriation of trade secrets, negligent misrepresentation, and tortious interference with existing and prospective contractual relationships arising from the Company’s alleged unauthorized use of confidential information. On January 31, 2022, in order to avoid the burden and expense of further litigation, the parties agreed to a settlement of all claims alleged by the plaintiff. On February 9, 2022, the Company paid the settlement amount and on February 11, 2022, a notice of stipulated dismissal with prejudice was filed by the parties with the court to dismiss the action.
12. Interest Rate Derivatives
We are party to an interest rate collar to offset the variability of cash flows in LIBOR-indexed debt interest payments. The aggregate notional amount of the interest rate collar was $375.0 million as of January 1, 2022. The fair value of our interest rate collar instrument was $3.3 million as of January 1, 2022 and is not designated as a cash flow hedge. The interest rate swaps we held at the end of fiscal year 2020 matured in the first quarter of 2021. The fair value of our interest rate derivative instruments was $12.8 million as of January 2, 2021, $1.5 million of which was designated as a cash flow hedge. See Note 2. “Details of Certain Balance Sheet Accounts” and Note 9. “Fair Value Measurement” for further details.

Due to changes in the interest rates applicable to the Company’s term loan and revolving credit facility during fiscal year 2020, the interest rate collar ceased to be a highly effective hedge.
Gains (losses) on the change in fair value of the interest rate collar of approximately $4.2 million and $(2.6) million were recorded in interest expense, net during fiscal years 2021 and 2020, respectively. Interest expense, net related to our interest rate derivatives considered to be highly effective hedges for fiscal years 2021 and 2020 was $1.5 million and $7.7 million, respectively.
Cash flows related to derivatives qualifying as hedges are included in the same section of the Consolidated Statements of Cash Flows as the underlying assets and liabilities being hedged. Cash flows during fiscal years 2021 and 2020 related to derivatives not qualifying as hedges were included in the operating section of the Consolidated Statements of Cash Flows and were immaterial.
Certain forecasted hedged transactions were deemed not probable of occurring as a result of the Company’s repayments of debt balances. During the second quarter of 2020, as a result of the partial repayment of the Company’s LIBOR based debt balances, the Company subsequently reclassified net unrealized losses of approximately $2.5 million from AOCL to interest expense, net during fiscal year 2020. During the second and fourth quarters of 2021, as a result of the partial repayments of the Company’s LIBOR based term-loan debt balances, the Company subsequently reclassified unrealized losses of $3.4 million from AOCL to interest expense, net during fiscal year 2021. As of January 1, 2022, the Company expects to reclassify approximately $0.8 million of unrealized losses on derivative instruments, net of tax, from AOCL into earnings in the next 12 months as the derivative instruments mature. See Note 15. “Accumulated Other Comprehensive Loss” for further details.
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

In thousands, except EPS	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019
Net income	$128,244	$36,277	$32,798
After-tax interest expense for 2025 Notes	9,483	—	—
Numerator for diluted EPS	$137,727	$36,277	$32,798
Weighted average shares outstanding for basic EPS	81,820	80,565	78,608
Effect of dilutive securities:
Stock options	919	1,737	3,019
Restricted Stock	483	183	56
2025 Notes	12,912	308	—
Weighted average shares outstanding for diluted EPS	96,134	82,793	81,683
Basic EPS	$1.57	$0.45	$0.42
Diluted EPS	$1.43	$0.44	$0.40
Anti-dilutive options, RSUs outstanding, and 2025 Notes excluded from EPS	94	13,325	294

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
•Legacy - The Company manages the operations of, and supplies inventory and lab processing services to, 230 Legacy retail Vision Centers. We earn management fees as a result of providing such services and therefore we record revenue related to sales of products and product protection plans to our Legacy partner’s customers on a net basis. We also sell to our Legacy partner wholesale merchandise that is stocked in retail locations, and provide central lab processing for the finished eyeglasses and frames expected to be sold to our Legacy partner’s customers. We lease space from our Legacy partner within or adjacent to each of the locations we manage and use this space for providing optometric examination services. Sales of services and plans in our Legacy segment consist of fees earned for managing the operations of our Legacy partner and revenues associated with the provision of eye exams for our managed care customers. Revenues associated with managing operations of our Legacy partner were $41.7 million, $33.4 million and $35.5 million for fiscal years ended 2021, 2020 and 2019, respectively. Our management & services agreement also allows our Legacy partner to collect penalties if the Vision Centers do not generate a requisite amount of revenues. No such penalties have been assessed under our current arrangement.
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

Our reportable segment profit measure is earnings before interest, tax, depreciation and amortization (“EBITDA”), or net revenue, less costs applicable to revenue, less SG&A expenses. Depreciation and amortization, asset impairment and other corporate costs that are not allocated to the reportable segments (including interest expense) are excluded from segment EBITDA. There are no revenue transactions between our reportable segments. There are no differences between the measurement of our reportable segments’ assets and consolidated assets. There have been no changes from prior periods in the measurement methods used to determine reportable segment profit or loss, and there have been no asymmetrical allocations to segments.
We incurred $1.5 million and $8.6 million of costs during fiscal years 2021 and 2020, respectively, directly related to adapting the Company’s operations to the COVID-19 pandemic such as personal protective equipment and other supplies needed to operate our stores safely and certain other costs such as compensation, a tangible appreciation bonus paid to our customer-facing doctors and associates in fiscal year 2020, and other administrative expenses. Incremental expenses related to the COVID-19 pandemic were allocated to the reportable segments in fiscal year 2021 but were included in the Corporate/Other category in fiscal year 2020.
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

	Fiscal Year 2021
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Net product sales	$1,375,983	$103,249	$236,299	$2,813	$1,718,344
Net sales of services and plans	307,732	62,228	—	(8,779)	361,181
Total net revenue	1,683,715	165,477	236,299	(5,966)	2,079,525
Cost of products	377,489	49,258	205,670	699	633,116
Cost of services and plans	246,342	25,321	—	—	271,663
Total costs applicable to revenue	623,831	74,579	205,670	699	904,779
SG&A	618,413	57,838	224,547	—	900,798
Asset impairment	—	—	4,427	—	4,427
Other expense (income), net	—	—	(2,505)	—	(2,505)
EBITDA	$441,471	$33,060	$(195,840)	$(6,665)
Depreciation and amortization					97,089
Interest expense, net					25,612
Income before income taxes					$149,325

	Fiscal Year 2020
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Net product sales	$1,097,749	$90,909	$234,403	$(4,778)	$1,418,283
Net sales of services and plans	244,650	51,108	—	(2,281)	293,477
Total net revenue	1,342,399	142,017	234,403	(7,059)	1,711,760
Cost of products	307,813	43,452	201,880	(1,362)	551,783
Cost of services and plans	210,313	23,777	751	—	234,841
Total costs applicable to revenue	518,126	67,229	202,631	(1,362)	786,624
SG&A	489,449	51,809	183,727	—	724,985
Asset impairment	—	—	22,004	—	22,004
Other expense (income), net	—	—	(445)	—	(445)
EBITDA	$334,824	$22,979	$(173,514)	$(5,697)
Depreciation and amortization					91,585
Interest expense, net					48,327
Income before income taxes					$38,680

	Fiscal Year 2019
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Net product sales	$1,076,315	$105,450	$245,206	$(835)	$1,426,136
Net sales of services and plans	248,685	54,599	12	(5,101)	298,195
Total net revenue	1,325,000	160,049	245,218	(5,936)	1,724,331
Cost of products	310,790	48,712	215,052	(203)	574,351
Cost of services and plans	206,878	25,289	1	—	232,168
Total costs applicable to revenue	517,668	74,001	215,053	(203)	806,519
SG&A	508,239	56,235	180,014	—	744,488
Asset impairment	—	—	8,894	—	8,894
Other expense (income), net	—	—	3,611	—	3,611
Loss on extinguishment of debt	—	—	9,786	—	9,786
EBITDA	$299,093	$29,813	$(172,140)	$(5,733)
Depreciation and amortization					87,244
Interest expense, net					33,300
Income before income taxes					$30,489
Entity-wide Information
The following table presents our consolidated net product revenue information:

In thousands	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019
Net Product Sales
Eyeglasses and sunglasses	$1,201,386	$946,025	$947,729
Contact lenses	509,992	466,262	471,042
Accessories and other	6,966	5,996	7,365
Total net product revenues	$1,718,344	$1,418,283	$1,426,136
In fiscal years 2021 and 2020, respectively, revenues from Walmart, recognized in our Legacy segment and Corporate/Other category, represented $300.8 million and $268.6 million of our total net revenue, subjecting us to customer concentration risk.

15. Accumulated Other Comprehensive Loss
Changes in the fair value of the Company’s cash flow hedge derivative instruments from their inception are recorded in AOCL if the instruments are deemed to be highly effective as cash flow hedges. The following table presents the changes in AOCL, net of tax during the fiscal years 2021, 2020 and 2019, respectively:

In thousands	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019
Cash flow hedging activity
Balance at beginning of fiscal year	$(4,400)	$(3,814)	$(2,810)
Other comprehensive income (loss) before reclassification	(10)	(11,108)	(5,814)
Tax effect of other comprehensive income (loss) before reclassification	3	2,830	1,489
Amount reclassified from AOCL	6,168	10,328	4,464
Tax effect of amount reclassified from AOCL	(1,576)	(2,636)	(1,143)
Stranded tax effect of matured interest rate swaps	(2,125)	—	—
Net current period other comprehensive income (loss), net of tax	2,460	(586)	(1,004)
Balance at end of fiscal year	$(1,940)	$(4,400)	$(3,814)
See Note 12. “Interest Rate Derivatives” for a description of the Company’s use of cash flow hedging derivatives.

Schedule I - Condensed Financial Information of Registrant
National Vision Holdings, Inc. and Subsidiaries (Parent Company Only)
Condensed Balance Sheets
In Thousands, Except Par Value

	As of January 1, 2022	As of January 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,683	$10
Accounts receivable, net	—	1,409
Prepaid expenses and other current assets	734	5
Total current assets	2,417	1,424

Deferred income taxes	4,975	—
Investment in subsidiary	1,388,583	1,268,846
Total non-current assets	1,393,558	1,268,846
Total assets	$1,395,975	$1,270,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other payables and accrued expenses	$1,342	$1,341

Long-term debt, less current portion and debt discount	394,514	309,377
Non-current liabilities:
Other liabilities	74,139	36,308
Deferred income taxes	—	16,742
Total other non-current liabilities	74,139	53,050

Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 83,840 and 82,183 shares issued as of January 1, 2022 and January 2, 2021, respectively; 81,405 and 81,239 shares outstanding as of January 1, 2022 and January 2, 2021, respectively	838	821
Additional paid-in capital	750,478	795,697
Accumulated other comprehensive loss	(1,940)	(4,400)
Retained earnings	278,395	142,880
Treasury stock, at cost; 2,435 and 944 shares as of January 1, 2022 and January 2, 2021, respectively	(101,791)	(28,496)
Total stockholders’ equity	925,980	906,502
Total liabilities and stockholders’ equity	$1,395,975	$1,270,270

Note: Fiscal year 2021 includes 52 weeks. Fiscal year 2020 includes 53 weeks.
The accompanying notes are an integral part of these condensed financial statements.

Schedule I - Condensed Financial Information of Registrant
National Vision Holdings, Inc. And Subsidiaries (Parent Company Only)
Condensed Statements of Operations and Comprehensive Income
In Thousands

	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019
Total net revenue	$—	$—	$—
Total costs applicable to revenue	—	—	—
Total operating expenses	256	264	256
Interest expense, net	12,275	17,296	—
Earnings (loss) before income taxes	(12,531)	(17,560)	(256)
Income tax provision (benefit)	(2,898)	(3,959)	71
Earnings (loss) before equity in net income of subsidiaries	(9,633)	(13,601)	(327)
Net income of subsidiaries	137,877	49,878	33,125
Net income	$128,244	$36,277	$32,798

Comprehensive income:
Net income	$128,244	$36,277	$32,798
Unrealized gain (loss) on hedge instruments	6,158	(780)	(1,350)
Tax provision (benefit) of unrealized gain (loss) on hedge instruments	3,698	(194)	(346)
Comprehensive income	$130,704	$35,691	$31,794

Note: Fiscal years 2021 and 2019 include 52 weeks. Fiscal year 2020 includes 53 weeks.
The accompanying notes are an integral part of these condensed financial statements.

Schedule I - Condensed Financial Information of Registrant
National Vision Holdings, Inc. and Subsidiaries (Parent Company Only)
Condensed Statements of Cash Flows
In Thousands

	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019
Cash flows from operating activities
Net cash provided by operating activities	$16,530	$1,189	$25,455
Cash flows from investing activities
Investment in subsidiary	46,600	(404,537)	(15,090)
Net cash provided by (used for) investing activities	46,600	(404,537)	(15,090)
Cash flows from financing activities
Borrowings on long-term debt, net of discounts	—	402,500	—
Proceeds from issuance of common stock	11,838	13,105	15,090
Purchase of treasury stock	(73,295)	(689)	(25,646)
Payments of debt issuance costs	—	(11,613)	—
Net cash provided by (used for) financing activities	(61,457)	403,303	(10,556)
Net change in cash and cash equivalents	1,673	(45)	(191)
Cash and cash equivalents, beginning of year	10	55	246
Cash and cash equivalents, end of year	$1,683	$10	$55

Note: Fiscal years 2021 and 2019 include 52 weeks. Fiscal year 2020 includes 53 weeks.
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
In May 2020, the Company issued $402.5 million principal amount of 2.50% convertible senior notes due 2025. The 2025 Notes pay interest semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2020, at an annual rate of 2.50% and are convertible into cash, shares of common stock or a combination of cash and shares of common stock, at our election, based on the applicable conversion rate at such time. NVHI contributed the proceeds from of the 2025 Notes to NVI as additional investments during the fiscal year 2020. See Note 4. “Long-term Debt” to the NVHI consolidated financial statements for details of the 2025 Notes.
2. Guarantees and Restrictions
As described in Note 4. “Long-term Debt” to the NVHI consolidated financial statements, NVI used proceeds from the 2025 Notes to fully repay the outstanding amount on its revolving credit facility of $294.3 million and partially repaid $75 million on the term loan. As of January 1, 2022, NVI had $150.0 million of principal amount of long-term debt outstanding under its term loan and no outstanding balance under its $300.0 million revolving credit facility, which includes $6.4 million in outstanding letters of credit.
Under the terms of NVI’s amended credit agreement, provided no event of default has occurred and is continuing, NVI is permitted to pay dividends to NVHI with certain restrictions.

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
In accordance with Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 1, 2022. Based on that evaluation, the CEO and the CFO have concluded that, as of January 1, 2022, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic filings with the U.S. Securities and Exchange Commission (“SEC”) is made known to them in a timely manner.
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
Management, with the participation of our CEO and CFO, has assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2022 in accordance with the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of January 1, 2022. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, as auditors of our consolidated financial statements as of and for the year ended January 1, 2022, has issued their attestation report on management’s internal control over financial reporting which is set forth below.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of National Vision Holdings, Inc. and Subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of National Vision Holdings, Inc. and subsidiaries (the “Company”) as of January 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 1, 2022, of the Company and our report dated February 27, 2022, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.
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

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 27, 2022

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The following table sets forth the names, ages and positions of our executive officers as of February 28, 2022.

Name	Age	Position
L. Reade Fahs	61	Chief Executive Officer and Director
Patrick R. Moore	58	Senior Vice President, Chief Financial Officer
Roger Francis	44	Senior Vice President, Chief Stores Officer
Ravi Acharya	47	Senior Vice President, Chief Technology Officer
Jared Brandman	45	Senior Vice President, General Counsel and Secretary
Bill Clark	47	Senior Vice President, Chief People Officer
Melissa Rasmussen	45	Senior Vice President, Chief Accounting Officer
L. Reade Fahs has served as the Chief Executive Officer of NVI since January 2003, having joined NVI in April 2002 as the President and Chief Operating Officer, and was appointed the Chief Executive Officer of National Vision Holdings, Inc. in March 2014. Mr. Fahs has also served as our director since March 2014. Prior to joining NVI, Mr. Fahs served as the Chief Executive Officer of First Tuesday and was Managing Director of Vision Express U.K. Previously, Mr. Fahs worked at LensCrafters, which he joined in 1986 for a decade of their most rapid growth. Mr. Fahs is the chairman of the board of directors of VisionSpring and co-founder of Frames for the World. Mr. Fahs also serves on the boards of Pennsylvania College of Optometry at Salus University, RestoringVision, Ditto Technologies, Inc., Affordable Care, Inc. and Atlanta’s Alliance Theatre. Mr. Fahs holds a B.A. degree in English Literature from Harvard College.
Patrick Moore has served as the Senior Vice President, Chief Financial Officer of NVI since September 2014, and was appointed the Senior Vice President, Chief Financial Officer of National Vision Holdings, Inc. in February 2015. Prior to joining NVI, Mr. Moore served in both divisional and group chief financial officer roles for Fiserv, Inc. (where he served as Senior Vice President, Finance and Chief Financial Officer of the Digital Solutions Group from March 2014 until September 2014), First Data Corporation (where he served as Senior Vice President, Business Transformation from August 2013 until February 2014 and Division Chief Financial Officer/Senior Vice President of First Data North America from October 2009 until July 2013), Fluor Corporation and BellSouth Corporation (now AT&T). Mr. Moore began his career with BellSouth Corporation, serving in roles involving engineering, operations, finance, strategy, investor relations and merger integration. Mr. Moore holds a B.A. degree in Mechanical Engineering, as well as an MBA degree from the University of Alabama. Mr. Moore also attended the Stanford Executive program in 2002.
Roger Francis has served as the Chief Stores Officer of NVI since May 2021 and oversees operations for more than 1,200 stores across all NVI brands. Prior to joining NVI, Mr. Francis served as Senior Vice President, Health Hub Operations at CVS Health from July 2019 until April 2021. Prior to that, he served as Divisional Vice President for CVS Health from March 2017 until July 2019 and as an Area Vice President from February 2015 until March 2017. From May 2006 until February 2015, Mr. Francis served in various operations management roles for CVS Health. Mr. Francis holds B.S. degrees in pharmacy and health sciences from Wayne State University.
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
Other
The additional information required by this item will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as a part of this report:

(1) Consolidated financial statements

For the following consolidated financial information included herein, see Part II. Item 8.on Page 71

Page
Consolidated Balance Sheets as of January 1, 2022 and January 2, 2021	74
Consolidated Statements of Operations and Comprehensive income for the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019	75
Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019	76
Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019	77
Notes to Consolidated Financial Statements	78
Schedule I – Condensed Financial Information of Registrant	110

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
(3) Exhibits:

The exhibits listed in the accompanying Exhibit Index attached hereto are filed or incorporated by reference into this Form 10-K.

Exhibit Index

Exhibit No.	Exhibit Description
3.1	Third Amended and Restated Certificate of Incorporation of National Vision Holdings, Inc. - incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 10, 2021
3.2	Third Amended and Restated Bylaws of National Vision Holdings, Inc. - incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 10, 2021
4.1	Description of Securities of the Registrant
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
10.2
Amendment No. 1, dated as of May 5, 2020, to the Amended and Restated Credit Agreement, dated as of July 18, 2019 by and among Nautilus Acquisition Holdings, Inc., National Vision, Inc., certain subsidiaries of National Vision, Inc., as guarantors, Bank of America, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto - incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2020

10.3
Amendment No. 2, dated June 2, 2021, the Amended and Restated Credit Agreement, dated as of July, 18, 2019, by and among Nautilus Acquisition Holdings, Inc., National Vision, Inc., certain subsidiaries of National Vision, Inc., as guarantors, Bank of America, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto -incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2021

10.4	First Lien Guarantee, dated as of March 13, 2014, by the guarantors party thereto - incorporated herein by reference to Exhibit 10.6 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.5	First Lien Security Agreement, dated as of March 13, 2014, among Nautilus Acquisition Holdings, Inc., Nautilus Merger Sub, Inc., Vision Holdings Corp., National Vision, Inc., subsidiary grantors party thereto, Goldman Sachs Bank USA, as collateral agent - incorporated herein by reference to Exhibit 10.7 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.6	First Lien Pledge Agreement, dated as of March 13, 2014, among Nautilus Acquisition Holdings, Inc., Nautilus Merger Sub, Inc., Vision Holdings Corp., National Vision, Inc. subsidiary pledgors party thereto, Goldman Sachs Bank USA, as collateral agent - incorporated herein by reference to Exhibit 10.8 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.7†	National Vision Holdings, Inc. 2017 Omnibus Incentive Plan - incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 31, 2017
10.8†	Form of Restricted Stock Agreement for Non-Employee Directors under the 2017 Omnibus Incentive Plan - incorporated herein by reference to Exhibit 10.15 to the Company’s Amendment No. 2 to Form S-1 Registration Statement filed on October 16, 2017
10.9†	Form of Stock Option Agreement under the 2017 Omnibus Incentive Plan, as adopted February 2019 - incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2019
10.10†	Form of Restricted Stock Unit Agreement under the 2017 Omnibus Incentive Plan, as adopted February 2019 - incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2019
10.11†
Form of Performance Stock Unit Agreement under the 2017 Omnibus Incentive Plan, as adopted February 2021 – incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2021

10.12†
Form of Performance Stock Unit Agreement under the 2017 Omnibus Incentive Plan, as adopted February 2020 – incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2020

10.13†	Form of Restricted Stock Agreement for Non-Employee Directors under the 2017 Omnibus Incentive Plan, as adopted February 2019 - incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2019
10.14†	2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its Subsidiaries - incorporated herein by reference to Exhibit 10.16 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.15†	Amendment No. 1 to the 2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its Subsidiaries - incorporated herein by reference to Exhibit 10.17 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.16†	Amendment No. 2 to the 2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its Subsidiaries - incorporated herein by reference to Exhibit 10.18 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.17†	Form of Stock Option Agreement under the 2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its Subsidiaries - incorporated herein by reference to Exhibit 10.19 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.18†	Form of Management Stockholder’s Agreement - incorporated herein by reference to Exhibit 10.20 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.19†	National Vision, Inc. Severance Plan, as amended and restated as of March 15, 2017 - incorporated herein by reference to Exhibit 10.24 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.20†	National Vision, Inc. Severance Plan Summary Plan Description (Executives), effective as of July 21, 2011 - incorporated herein by reference to Exhibit 10.25 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.21†	National Vision Holdings, Inc. Executive Severance Plan - incorporated by reference to Exhibit 10.1 filed to the Company’s Current Report on Form 8-K filed on December 18, 2018
10.22‡	Letter Agreement between National Vision, Inc. and Essilor of America, Inc., dated as of May 25, 2011 - incorporated herein by reference to Exhibit 10.29 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.23‡	Letter of Amendment between National Vision, Inc. and Essilor of America, Inc., dated as of December 2, 2014 - incorporated herein by reference to Exhibit 10.30 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.24‡	Letter Agreement between National Vision, Inc. and Essilor of America, Inc. dated as of March 9, 2018 - incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 15, 2018
10.25‡
Letter Agreement between National Vision, Inc. and Essilor of America, Inc., dated as of November 12, 2018 - incorporated herein by reference to Exhibit 10.36 to the Company’s Form 10-K filed on February 27, 2019

10.26	Letter Agreement by and between National Vision, Inc. and Wal-Mart Stores, Inc. re: Management & Services Agreement, dated as of January 11, 2017 - incorporated herein by reference to Exhibit 10.32 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.27‡	Management & Services Agreement by and between National Vision, Inc. and Wal-Mart Stores, Inc., dated as of May 1, 2012 - incorporated herein by reference to Exhibit 10.31 to the Company’s Form S-1 Registration Statement filed on October 16, 2017
10.28‡
Amendment 3 to the Management and Services Agreement between Walmart, Inc. and National Vision, Inc. effective as of January 23, 2020 -incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2020.

10.29‡
Amendment 4 to the Management & Services Agreement between Walmart Inc. and National Vision, Inc., effective as of July 17, 2020 - incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2020.

10.30‡	Amended and Restated Supplier Agreement between National Vision, Inc. and Walmart, dated as of January 17, 2017 - incorporated herein by reference to Exhibit 10.33 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.31†	Option Agreement for Patrick R. Moore under the 2017 Omnibus Incentive Plan - incorporated herein by reference to Exhibit 10.34 to the Company’s Amendment No. 2 to Form S-1 Registration Statement filed on October 16, 2017

10.32†	Restricted Stock Award Agreement for David M. Tehle under the 2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its Subsidiaries - incorporated herein by reference to Exhibit 10.35 to the Company’s Amendment No. 2 to Form S-1 Registration Statement filed on October 16, 2017
10.33†	Form of Director Indemnification Agreement - incorporated herein by reference to Exhibit 10.36 to the Company’s Amendment No. 2 to Form S-1 Registration Statement filed on October 16, 2017
10.34†	Form of Director Stockholder’s Agreement - incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2018
10.35†	Vision Holding Corp. Amended and Restated 2013 Equity Incentive Plan - incorporated herein by reference to Exhibit 4.4 to the Company’s Form S-8 Registration Statement filed on October 26, 2017
10.36†
Separation Agreement and General Release, dated as of September 30, 2021, between National Vision, Inc. and Joan Blackwood – incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2021.

21.1	Subsidiaries of National Vision Holdings, Inc.
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page of the Company’s Annual Report on Form 10-K for the year ended January 1, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments)
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

National Vision Holdings, Inc.
(Registrant)

By:	/s/ L. Reade Fahs
L. Reade Fahs
Chief Executive Officer
(Principal Executive Officer)

Date:	February 28, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ L. Reade Fahs	Chief Executive Officer and Director	February 28, 2022
L. Reade Fahs	(Principal Executive Officer)

/s/ Patrick R. Moore	Senior Vice President, Chief Financial Officer	February 28, 2022
Patrick R. Moore	(Principal Financial Officer)

/s/ Melissa Rasmussen	Senior Vice President, Chief Accounting Officer	February 28, 2022
Melissa Rasmussen	(Principal Accounting Officer)

/s/ Jose Armario	Director	February 28, 2022
Jose Armario

/s/ Heather R. Cianfrocco	Director	February 28, 2022
Heather R. Cianfrocco

/s/ Virginia A. Hepner	Director	February 28, 2022
Virginia A. Hepner

/s/ Susan S. Johnson	Director	February 28, 2022
Susan S. Johnson

/s/ Naomi Kelman	Director	February 28, 2022
Naomi Kelman

/s/ D. Randolph Peeler	Chairman and Director	February 28, 2022
D. Randolph Peeler

/s/ Thomas V. Taylor, Jr.	Director	February 28, 2022
Thomas V. Taylor, Jr.

/s/ David M. Tehle	Director	February 28, 2022
David M. Tehle