Form 10-Q
period 2022-04-02
National Vision Holdings, Inc.
filed 2022-05-10
CIK 1710155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2022
Common stock, $0.01 par value	81,421,901

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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth in Part II, Item 1A - “Risk Factors” in this Form 10-Q and Part I, Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended January 1, 2022 (the “2021 Annual Report on Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”), as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov, and also include the following:
•the COVID-19 pandemic and its resurgence and variants, and the impact of evolving federal, state, and local governmental actions in response thereto, including risks stemming from vaccination and testing programs and mandates;
•customer behavior in response to the continuing pandemic and its more recent outbreaks of variants, including the impact of such behavior on in-store traffic and sales;
•overall decline in the health of the economy and other factors impacting consumer spending, including inflation and geopolitical instability;
•our ability to open and operate new stores in a timely and cost-effective manner, or keep stores safely open in light of the continuing COVID-19 pandemic, and to successfully enter new markets;
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
•our ability to successfully and efficiently implement our marketing, advertising and promotional efforts;
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
•risks associated with environmental, social and governance issues, including climate change;
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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of April 2, 2022 and January 1, 2022
In Thousands, Except Par Value
(Unaudited)

	As of April 2, 2022	As of January 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$314,642	$305,800
Accounts receivable, net	62,245	55,697
Inventories	127,401	123,669
Prepaid expenses and other current assets	28,306	29,410
Total current assets	532,594	514,576

Noncurrent assets:
Property and equipment, net	350,412	346,436
Goodwill	777,613	777,613
Trademarks and trade names	240,547	240,547
Other intangible assets, net	40,147	42,020
Right of use assets	361,908	354,900
Other assets	22,266	16,999
Total non-current assets	1,792,893	1,778,515
Total assets	$2,325,487	$2,293,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,414	$64,331
Other payables and accrued expenses	91,865	119,323
Unearned revenue	43,632	29,895
Deferred revenue	65,225	65,325
Current maturities of long-term debt and finance lease obligations	4,704	3,999
Current operating lease obligations	70,567	60,930
Total current liabilities	345,407	343,803

Noncurrent liabilities:
Long-term debt and finance lease obligations, less current portion and debt discount	564,655	566,081
Non-current operating lease obligations	340,902	342,241
Deferred revenue	23,343	23,166
Other liabilities	9,133	8,974
Deferred income taxes, net	91,321	82,846
Total non-current liabilities	1,029,354	1,023,308
Commitments and contingencies (See Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 84,129 and 83,840 shares issued as of April 2, 2022 and January 1, 2022, respectively; 81,422 and 81,405 shares outstanding as of April 2, 2022 and January 1, 2022, respectively	841	838
Additional paid-in capital	755,535	750,478
Accumulated other comprehensive loss	(1,752)	(1,940)
Retained earnings	308,542	278,395
Treasury stock, at cost; 2,707 and 2,435 shares as of April 2, 2022 and January 1, 2022, respectively	(112,440)	(101,791)
Total stockholders’ equity	950,726	925,980
Total liabilities and stockholders’ equity	$2,325,487	$2,293,091
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended April 2, 2022 and April 3, 2021
In Thousands, Except Earnings Per Share
(Unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021
Revenue:
Net product sales	$433,253	$443,067
Net sales of services and plans	94,458	91,113
Total net revenue	527,711	534,180
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	164,219	159,691
Services and plans	71,818	64,999
Total costs applicable to revenue	236,037	224,690
Operating expenses:
Selling, general and administrative expenses	228,554	223,593
Depreciation and amortization	25,151	23,555
Asset impairment	406	959
Other expense (income), net	231	(65)
Total operating expenses	254,342	248,042
Income from operations	37,332	61,448
Interest expense (income), net	(4,144)	6,330
Earnings before income taxes	41,476	55,118
Income tax provision	11,329	11,686
Net income	$30,147	$43,432

Earnings per share:
Basic	$0.37	$0.53
Diluted	$0.34	$0.48
Weighted average shares outstanding:
Basic	81,428	81,333
Diluted	94,904	96,025

Comprehensive income:
Net income	$30,147	$43,432
Unrealized gain on hedge instruments	252	1,650
Tax provision of unrealized gain on hedge instruments	64	2,546
Comprehensive income	$30,335	$42,536
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months Ended April 2, 2022 and April 3, 2021
In Thousands
(Unaudited)

	Three Months Ended April 2, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2022	81,405	$838	$750,478	$(1,940)	$278,395	$(101,791)	$925,980
Issuance of common stock	289	3	1,366	—	—	—	1,369
Stock based compensation	—	—	3,692	—	—	—	3,692
Purchase of treasury stock	(272)	—	—	—	—	(10,649)	(10,649)
Settlement of 2025 Notes	—	—	(1)	—	—	—	(1)
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	188	—	—	188
Net income	—	—	—	—	30,147	—	30,147
Balances at April 2, 2022	81,422	$841	$755,535	$(1,752)	$308,542	$(112,440)	$950,726

	Three Months Ended April 3, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances at January 2, 2021	81,239	$821	$795,697	$(4,400)	$142,880	$(28,496)	$906,502
Cumulative effect of change in accounting principle	—	—	(71,385)	—	7,271	—	(64,114)
Balances at January 3, 2021 - as adjusted	81,239	821	724,312	(4,400)	150,151	(28,496)	842,388
Issuance of common stock	174	2	1,056	—	—	—	1,058
Stock based compensation	—	—	2,971	—	—	—	2,971
Purchase of treasury stock	(28)	—	—	—	—	(1,421)	(1,421)
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	(896)	—	—	(896)
Net income	—	—	—	—	43,432	—	43,432
Balances at April 3, 2021	81,385	$823	$728,339	$(5,296)	$193,583	$(29,917)	$887,532
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended April 2, 2022 and April 3, 2021
In Thousands
(Unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021
Cash flows from operating activities:
Net income	$30,147	$43,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,151	23,555
Amortization of debt discount and deferred financing costs	770	762
Asset impairment	406	959
Deferred income tax expense	8,410	11,686
Stock based compensation expense	3,734	2,988
Losses (gains) on change in fair value of derivatives	(9,727)	(2,252)
Inventory adjustments	838	177
Other	1,227	594
Changes in operating assets and liabilities:
Accounts receivable	(6,620)	(2,698)
Inventories	(4,570)	(8,428)
Operating lease right of use assets and lease liabilities	365	(484)
Other assets	1,875	(235)
Accounts payable	5,083	14,946
Deferred and unearned revenue	13,814	22,973
Other liabilities	(23,786)	(10,323)
Net cash provided by operating activities	47,117	97,652
Cash flows from investing activities:
Purchase of property and equipment	(28,097)	(16,382)
Other	20	8
Net cash used for investing activities	(28,077)	(16,374)
Cash flows from financing activities:
Repayments on long-term debt	(3)	—
Proceeds from issuance of common stock	1,820	1,868
Purchase of treasury stock	(10,649)	(1,421)
Payments on finance lease obligations	(1,109)	(1,536)
Net cash used for financing activities	(9,941)	(1,089)
Net change in cash, cash equivalents and restricted cash	9,099	80,189
Cash, cash equivalents and restricted cash, beginning of year	306,876	375,159
Cash, cash equivalents and restricted cash, end of period	$315,975	$455,348

Supplemental cash flow disclosure information:
Cash paid for interest	$2,322	$5,706
Cash paid (received) for taxes	$(127)	$365
Capital expenditures accrued at the end of the period	$10,129	$9,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Basis of Presentation
Nature of Operations
National Vision Holdings, Inc. (“NVHI,” the “Company,” “we,” “our,” or “us”) is a holding company whose operating subsidiaries include its indirect wholly-owned subsidiary, National Vision, Inc. (“NVI”) and NVI’s wholly-owned subsidiaries. We are a leading value retailer of eyeglasses and contact lenses in the United States. We operated 1,292 and 1,278 retail optical locations in the United States and its territories as of April 2, 2022 and January 1, 2022, respectively, through our five store brands, including America’s Best Contacts and Eyeglasses (“America’s Best”), Eyeglass World, Vista Optical locations on select U.S. Army/Air Force military bases (“Military”) and within select Fred Meyer stores, and our management & services arrangement with Walmart (“Legacy”).
Basis of Presentation and Principles of Consolidation
We prepare our unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and, therefore, do not include all information and disclosures required by U.S. GAAP for complete consolidated financial statements. The condensed consolidated balance sheet as of January 1, 2022 has been derived from the audited consolidated balance sheet for the fiscal year then ended. These condensed consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated results of the interim period.
Certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted; however, we believe that the disclosures included herein are sufficient for a fair presentation of the information presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the fiscal year ended January 1, 2022 included in the 2021 Annual Report on Form 10-K. The Company’s significant accounting policies are set forth in Note 1 within those consolidated financial statements. We use the same accounting policies in preparing interim condensed consolidated financial information and annual consolidated financial statements. There were no changes to our significant accounting policies during the three months ended April 2, 2022.
The condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts within the Consolidated Statements of Operations and footnotes to the financial statements for fiscal year 2021 have been reclassified to conform to the fiscal year 2022 presentation.
The Company has consolidated certain entities meeting the definition of a variable interest entity (“VIE”) as the Company concluded that it is the primary beneficiary of the entities under the provisions of Accounting Standards Codification 810, Consolidation. At April 2, 2022, the variable interest entities include 31 professional corporations. The total assets of the consolidated VIEs included in the accompanying Consolidated Balance Sheets as of April 2, 2022 and January 1, 2022, were $3.0 million and $6.0 million, respectively, and the total liabilities of the consolidated VIEs were $3.5 million and $6.8 million, respectively.
Fiscal Year
Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31. Fiscal year 2022 contains 52 weeks and will end on December 31, 2022. All three month periods presented herein contain 13 weeks, respectively. All references to years and quarters relate to fiscal periods rather than calendar periods.

Seasonality
The consolidated results of operations for the three months ended April 2, 2022 and April 3, 2021, are not necessarily indicative of the results to be expected for the full fiscal year due to seasonality and uncertainty of general economic conditions that may impact our key end markets. Historically, our business has realized a higher portion of net revenue, income from operations, and cash flows from operations in the first half of the year, and a lower portion of net revenue, income from operations, and cash flows from operations in the fourth fiscal quarter. The first half seasonality is attributable primarily to the timing of our customers’ personal income tax refunds and annual health insurance program start/reset periods, although delays in tax refund timing occurred in 2020 and 2021, and may continue in future years. Seasonality related to fourth quarter holiday spending by retail customers generally does not impact our business. Our quarterly consolidated results generally may also be affected by the timing of new store openings, store closings, and certain holidays.
Since the start of the COVID-19 pandemic and the resulting temporary closure of our stores to the public for a portion of the first half of fiscal year 2020, there have been changes in our historic seasonality in fiscal year 2020 and 2021. We expect that COVID-19 will continue to cause changes to the seasonality we have historically experienced in fiscal year 2022 and beyond.
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
Income Taxes
Our effective tax rates for the three months ended April 2, 2022 and April 3, 2021 were 27.3% and 21.2%, respectively, reflecting our statutory federal and state rate of 25.5% and effects of other permanent items as well as a stranded tax effect of $2.1 million associated with our matured interest rate swaps during the three months ended April 3, 2021.
Share Repurchases
During the three months ended April 2, 2022, the Company repurchased 0.2 million shares of its common stock for $7.1 million under the share repurchase program. After these repurchases, $123.0 million remains available under the share repurchase authorization.
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

2. Details of Certain Balance Sheet Accounts
The following table provides a reconciliation of cash and cash equivalents reported within the Condensed Consolidated Balance sheets to the total of Cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statement of Cash Flows:

	Three Months Ended
In thousands	April 2, 2022	April 3, 2021
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$314,642	$453,792
Restricted cash included in other assets	1,333	1,556
	$315,975	$455,348

The following tables provide additional details of certain balance sheet accounts as of the dates shown below:

In thousands	As of April 2, 2022	As of January 1, 2022
Accounts receivable, net:
Trade receivables	$36,410	$32,504
Credit card receivables	20,608	17,010
Other receivables	5,658	6,685
Allowance for credit losses	(431)	(502)
	$62,245	$55,697

In thousands	As of April 2, 2022	As of January 1, 2022
Inventories:
Raw materials and work in process (1)	$62,620	$65,262
Finished goods	64,781	58,407
	$127,401	$123,669
(1)Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not separately present raw materials and work in process.

In thousands	As of April 2, 2022	As of January 1, 2022
Other payables and accrued expenses:
Associate compensation and benefits	$29,685	$55,670
Self-insurance liabilities	9,041	9,034
Capital expenditures	10,129	10,571
Advertising	6,947	6,962
Reserves for customer returns and remakes	9,320	7,556
Legacy management & services agreement	5,401	5,518
Fair value of derivative liabilities	—	2,846
Supplies and other store support expenses	3,918	5,511
Litigation settlements	572	2,100
Lease concessions	345	357
Other	16,507	13,198
	$91,865	$119,323

In thousands	As of April 2, 2022	As of January 1, 2022
Other non-current liabilities:
Fair value of derivative liabilities	$—	$488
Self-insurance liabilities	6,376	6,170
Other	2,757	2,316
	$9,133	$8,974

3. Fair Value Measurement

Recurring fair value measurements
Interest Rate Derivatives
We recognize as assets or liabilities at fair value the estimated amounts we would receive or pay upon a termination of interest rate derivatives prior to their scheduled expiration dates. The fair value is based on information that is model-driven and whose inputs were observable (Level 2 inputs) such as LIBOR forward rates. See Note 5. “Interest Rate Derivatives” for further details.
Non-recurring fair value measurements
Tangible Long-lived and Right of Use (“ROU”) Store Assets
We recognized impairments of $0.4 million and $1.0 million during the three months ended April 2, 2022 and April 3, 2021, respectively, related to our long-lived tangible store assets and ROU assets. The impairments were primarily driven by lower than projected customer sales volume in certain stores. The cash flows used in estimating fair value were discounted using a market rate of 7.5%. A decrease in the estimated cash flows would lead to a lower fair value measurement, as would an increase in the discount rate. These non-recurring fair value measurements are classified as Level 3 measurements in the fair value hierarchy. The estimated remaining fair value of the assets impaired during the three months ended April 2, 2022 and April 3, 2021 was $2.0 million and $2.0 million, respectively. Substantially all of the remaining fair value of the impaired store assets represents the fair value of ROU assets.
Additional fair value information
Long-term Debt - 2025 Notes
The Company has $402.5 million in aggregate principal amount of 2.50% convertible senior notes due on May 15, 2025 (the “2025 Notes”) issued and outstanding as of April 2, 2022. Refer to Note 4. “Long-term Debt” for more information on the 2025 Notes. The estimated fair value of the 2025 Notes was approximately $629.6 million and $674.9 million as of April 2, 2022 and January 1, 2022, respectively. The estimated fair value of the 2025 Notes is based on the prices the 2025 Notes have traded in the market, as well as overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates, and represents a Level 2 measurement in the fair value hierarchy. Refer to Note 4. “Long-term Debt” for more information on the 2025 Notes.

4. Long-term Debt

Long-term debt consists of the following:

In thousands	As of April 2, 2022	As of January 1, 2022
2025 Notes, due May 15, 2025	$402,498	$402,500
Term loan, due July 18, 2024	150,000	150,000
Revolving credit facility, due July 18, 2024	—	—
Long-term debt before debt discount	552,498	552,500
Unamortized discount and issuance costs - 2025 Notes	(7,465)	(7,986)
Unamortized discount and issuance costs - term loan	(855)	(948)
Long-term debt less debt discount	544,178	543,566
Less current maturities	—	—
Long-term debt - non-current portion	544,178	543,566
Finance lease obligations	25,181	26,514
Less current maturities	(4,704)	(3,999)
Long-term debt and finance lease obligations, less current portion and debt discount	$564,655	$566,081
Credit Agreement
We were in compliance with all covenants related to our long-term debt as of April 2, 2022.
2025 Notes
We recognized $2.5 million and $0.5 million in interest expense for the interest coupon and amortization of issuance costs, respectively, during the three months ended April 2, 2022 and $2.5 million and $0.5 million, respectively during the three months ended April 3, 2021. As of April 2, 2022, the remaining period for the unamortized debt issuance costs balance was approximately three years. An immaterial amount of the principal balance of the 2025 Notes was converted during the three months ended April 2, 2022.
As of April 2, 2022, the stock price conditions under which the 2025 Notes can be converted at the holders’ option were not met.

5. Interest Rate Derivatives
We are party to an interest rate collar to offset the variability of cash flows in LIBOR-indexed debt interest payments. To manage credit risk associated with our interest rate hedging program, we select as counterparties major financial institutions with investment grade credit ratings. The aggregate notional amount of the interest rate collar, which is not designated as a cash flow hedge, was $350.0 million as of April 2, 2022. The fair value of our interest rate collar instrument was an asset of $6.6 million ($1.0 million in Prepaid expenses and other current assets and $5.6 million in Other assets) as of April 2, 2022, and a liability of $3.3 million ($2.8 million in Other payables and accrued expenses and $0.5 million in Other non-current liabilities) as of January 1, 2022, respectively. See Note 3. “Fair Value Measurement” for further details.
Gains (losses) on the change in fair value of the interest rate collar of $9.0 million and $2.0 million were recorded in interest expense (income), net during the three months ended April 2, 2022 and April 3, 2021, respectively. We recognized $1.5 million in interest expense (income), net during the three months ended April 3, 2021 related to our interest rate swaps that were considered to be highly effective hedges and that matured during the three months ended April 3, 2021.
Cash flows related to derivatives qualifying as hedges are included in the same section of the Condensed Consolidated Statements of Cash Flows as the underlying assets and liabilities being hedged. Cash flows during the three months ended April 2, 2022 and April 3, 2021 related to derivatives not qualifying as hedges were included in the operating section of the Condensed Consolidated Statements of Cash Flows and were immaterial. As of April 2, 2022 we expect to reclassify approximately $0.8 million of unrealized losses on derivative instruments, net of tax, from Accumulated other comprehensive loss (“AOCL”) into earnings in the next 12 months as the derivative instruments mature. See Note 12. “Accumulated Other Comprehensive Loss” for further details.

6. Stock Incentive Plans
During the three months ended April 2, 2022, the Company granted 153,494 performance-based restricted stock units (“PSUs”) and 245,466 time-based restricted stock units (“RSUs”) to eligible employees under the National Vision Holdings, Inc. 2017 Omnibus Incentive Plan (the “2017 Omnibus Incentive Plan”). The PSUs granted in fiscal 2022 are settled after the end of the performance period (i.e., cliff vesting), which begins on the first day of our 2022 fiscal year and ends on the last day of our 2024 fiscal year, and are based on the Company’s achievement of certain performance targets. The RSUs granted in fiscal 2022 vest primarily in three equal installments.

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
The following disaggregation of revenues depicts our revenue based on the timing of revenue recognition:

	Three Months Ended
In thousands	April 2, 2022	April 3, 2021
Revenues recognized at a point in time	$485,085	$493,438
Revenues recognized over time	42,626	40,742
Total net revenue	$527,711	$534,180
Refer to Note 10. “Segment Reporting” for the Company’s disaggregation of net revenue by reportable segment. As the reportable segments are aligned by similar economic factors, trends and customers, the reportable segment disaggregation view best depicts how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors.
We record reductions in revenue for estimated price concessions granted to managed care providers. The Company considers its revenue from managed care customers to include variable consideration and estimates such amounts associated with managed care customer revenues using the history of concessions provided and cash receipts from managed care providers; we reduced our net revenue for variable consideration of $2.7 million and $3.5 million during the three months ended April 2, 2022 and April 3, 2021, respectively.
Contract Assets and Liabilities
The Company’s contract assets and contract liabilities primarily result from timing differences between the performance of our obligations and the customer’s payment.
Accounts Receivable
Credit loss expense recognized on our receivables, which is presented in SG&A expenses in the Company’s condensed consolidated statements of operations, was $0.1 million for the three months ended April 2, 2022 as compared to $0.1 million for the three months ended April 3, 2021.
Unsatisfied Performance Obligations (Contract Liabilities)
During the three months ended April 2, 2022 and April 3, 2021, we recognized $24.6 million and $20.2 million, respectively, of deferred revenues outstanding at the beginning of each respective period.
Our deferred revenue balance as of April 2, 2022 was $88.6 million. We expect future revenue recognition of this balance of $56.3 million, $23.4 million, $8.2 million, $0.6 million and $0.1 million in fiscal years 2022, 2023, 2024, 2025 and thereafter, respectively.

8. Leases

Our lease costs for the three months ended April 2, 2022 and April 3, 2021 were as follows:

	Three Months Ended
In thousands	April 2, 2022	April 3, 2021
Operating lease cost
Fixed lease cost (a)	$21,949	$20,651
Variable lease cost (b)	8,098	7,403
Sublease income (c)	(875)	(910)
Finance lease cost
Amortization of finance lease assets	1,081	1,123
Interest on finance lease liabilities	647	780
Net lease cost	$30,900	$29,047

(a) Includes short-term leases, which are immaterial.
(b) Includes costs for insurance, real estate taxes and common area maintenance expenses, which are variable, as are lease costs above minimum thresholds for Fred Meyer stores and lease costs for Military stores.

(c) Income from sub-leasing of stores includes rental income from leasing space to independent optometrists.

Lease Term and Discount Rate	As of April 2, 2022	As of January 1, 2022
Weighted average remaining lease term (months)
Operating leases	76	76
Finance leases	70	72
Weighted average discount rate (a)
Operating leases	4.5%	4.5%
Finance leases (b)	11.5%	11.7%

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

In thousands	Three Months Ended
Other Information	April 2, 2022	April 3, 2021
Operating cash outflows - operating leases	$23,409	$21,914
Right of use assets acquired under finance leases	$—	$—
Right of use assets acquired under operating leases	$27,461	$23,726

The following table summarizes the maturity of our lease liabilities as of April 2, 2022:

In thousands	Operating Leases (a)	Finance Leases (b)
Fiscal Year
2022	$56,666	$4,857
2023	88,456	6,263
2024	77,419	4,734
2025	72,655	4,888
2026	55,137	4,496
Thereafter	124,192	6,888
Total lease liabilities	474,525	32,126
Less: Interest	63,056	6,945
Present value of lease liabilities (c)	$411,469	$25,181

(a) Operating lease payments include $44.5 million related to options to extend lease terms that are reasonably certain of being exercised.
(b) Finance lease payments include $1.7 million related to options to extend lease terms that are reasonably certain of being exercised.
(c) The present value of lease liabilities excludes $19.9 million of legally binding minimum lease payments for leases signed but not yet commenced.

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

10. Segment Reporting

The Company provides its principal products and services through two reportable segments: Owned & Host and Legacy. The “Corporate/Other” category includes the results of operations of our other operating segments, AC Lens and FirstSight, as well as corporate overhead support. The “Reconciliations” category represents other adjustments to reportable segment results necessary for the presentation of consolidated financial results in accordance with U.S. GAAP for the two reportable segments. Incremental expenses related to the COVID-19 pandemic are allocated to the reportable segments.
Our reportable segment profit measure is earnings before interest, tax, depreciation and amortization (“EBITDA”) or net revenue, less costs applicable to revenue, less SG&A expenses. Depreciation and amortization, asset impairment, and other corporate costs that are not allocated to the reportable segments, including interest expense (income) are excluded from segment EBITDA. There are no revenue transactions between our reportable segments. There are no differences between the measurement of our reportable segments’ assets and consolidated assets. There have been no changes from prior periods in the measurement methods used to determine reportable segment profit or loss, and there have been no asymmetrical allocations to segments.
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

Asset information is not included in the following summary since the CODM does not regularly review such information for the reportable segments.

	Three Months Ended April 2, 2022
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Net product sales	$357,904	$27,630	$61,697	$(13,978)	$433,253
Net sales of services and plans	80,015	14,528	—	(85)	94,458
Total net revenue	437,919	42,158	61,697	(14,063)	527,711
Costs of products	101,040	12,907	53,465	(3,193)	164,219
Costs of services and plans	65,601	6,217	—	—	71,818
Total costs applicable to revenue	166,641	19,124	53,465	(3,193)	236,037
SG&A	157,461	15,106	55,987	—	228,554
Asset impairment	—	—	406	—	406
Other expense, net	—	—	231	—	231
EBITDA	$113,817	$7,928	$(48,392)	$(10,870)
Depreciation and amortization					25,151
Interest expense (income), net					(4,144)
Earnings before income taxes					$41,476

	Three Months Ended April 3, 2021
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Net product sales	$369,370	$27,420	$61,218	$(14,941)	$443,067
Net sales of services and plans	83,077	16,162	—	(8,126)	91,113
Total net revenue	452,447	43,582	61,218	(23,067)	534,180
Costs of products	97,104	12,859	53,026	(3,298)	159,691
Costs of services and plans	58,804	6,195	—	—	64,999
Total costs applicable to revenue	155,908	19,054	53,026	(3,298)	224,690
SG&A	149,963	14,293	59,337	—	223,593
Asset impairment	—	—	959	—	959
Other expense (income), net	—	—	(65)	—	(65)
EBITDA	$146,576	$10,235	$(52,039)	$(19,769)
Depreciation and amortization					23,555
Interest expense (income), net					6,330
Earnings before income taxes					$55,118

11. Earnings Per Share

Diluted EPS related to the 2025 Notes is calculated using the if-converted method; the number of dilutive shares is based on the initial conversion rate associated with the 2025 Notes. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations is as follows:

	Three Months Ended
In thousands, except EPS	April 2, 2022	April 3, 2021
Net income	$30,147	$43,432
After-tax interest expense for 2025 Notes	2,345	2,332
Numerator for diluted EPS	$32,492	$45,764
Weighted average shares outstanding for basic EPS	81,428	81,333
Effect of dilutive securities:
Stock options	229	1,397
Restricted stock	336	383
2025 Notes	12,911	12,912
Weighted average shares outstanding for diluted EPS	94,904	96,025
Basic EPS	$0.37	$0.53
Diluted EPS	$0.34	$0.48
Anti-dilutive options and RSUs outstanding excluded from EPS	214	38

12. Accumulated Other Comprehensive Loss

Changes in the fair value of the Company’s cash flow hedge derivative instruments from their inception are recorded in AOCL if the instruments are deemed to be highly effective as cash flow hedges. The following table presents the changes in AOCL, net of tax during the three months ended April 2, 2022 and April 3, 2021, respectively:

	Three Months Ended
In thousands	April 2, 2022	April 3, 2021
Cash flow hedging activity:
Balance at beginning of period	$(1,940)	$(4,400)
Other comprehensive income (loss) before reclassification	—	(10)
Tax effect of other comprehensive income (loss) before reclassification	—	3
Amount reclassified from AOCL into interest expense	252	1,660
Tax effect of amount reclassified from AOCL into interest expense	(64)	(424)
Stranded tax effect of matured interest rate swaps	—	(2,125)
Net current period other comprehensive income (loss), net of tax	188	(896)
Balance at end of period	$(1,752)	$(5,296)
See Note 5. “Interest Rate Derivatives” for a description of the Company’s use of cash flow hedging derivatives.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q (this “Form 10-Q”) and the audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on January 1, 2022 (the “2021 Annual Report on Form 10-K.”) This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of the 2021 Annual Report on Form 10-K and in the “Risk Factors” section of this Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Form 10-Q.
Overview
We are one of the largest and fastest growing optical retailers in the United States and a leader in the attractive value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best, regardless of their budget. Our mission is to make quality eye care and eyewear affordable and accessible to all Americans. We achieve this by providing eye exams, eyeglasses and contact lenses to value seeking and lower income consumers. We deliver exceptional value and convenience to our customers, with an opening price point that strives to be among the lowest in the industry, enabled by our low-cost operating platform. We reach our customers through a diverse portfolio of 1,292 retail stores across five brands and 18 consumer websites as of April 2, 2022.
COVID-19
The COVID-19 pandemic continued to cause business impacts in the first quarter of 2022 primarily driven by the emergence of the Omicron variant in late 2021, and its further spread in early 2022, which caused a surge in COVID-19 cases globally, and resulted in increased associate and vision care professional absences, adjusted work schedules and reduced consumer traffic for our operations.
The ultimate impact of COVID-19 on our operations and financial performance in future periods remains uncertain and will depend on future pandemic-related developments, including the duration of the pandemic, potential subsequent waves of COVID-19 infection or potential new variants, the effectiveness and adoption of COVID-19 vaccines and therapeutics, supplier impacts and related government actions to prevent and manage disease spread, including the implementation of any federal, state, local or foreign vaccine mandates, all of which are uncertain and cannot be predicted. In addition, we could experience disruptions of product deliveries as a result of supply chain issues caused by the COVID-19 pandemic, including as a result of the temporary shutdowns in countries which support our supply chain. Prolonged periods of shutdown in these countries or a deterioration of conditions in other countries that are part of our supply chain as well as increasing strains on international and domestic supply chain infrastructure could result in product and equipment availability delays, as well as increased costs to obtain and ship these items to meet customer demand. We have made, and may continue to make, inventory forward buys to help manage potential supply chain disruptions. We continue to monitor and evaluate additional measures that we may elect to take as a response to the COVID-19 pandemic and the several macroeconomic effects resulting from the pandemic. There can be no assurance whether or when any such measures will be adopted. For a discussion of measures we have previously taken in response to the pandemic, and the impact of the COVID-19 pandemic on our operations and performance, please see Part I. Item 1A. “Risk Factors” and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2021 Annual Report on Form 10-K.
Overall economic condition
Changes in economic conditions, supply chain constraints, logistics challenges, labor shortages, the conflict in Ukraine, and steps taken by governments and central banks in response to the pandemic as well as other stimulus and spending programs, have led to higher inflation than previously experienced or expected. Consumer preferences and demand, as well as spending habits, including for our goods and services, are impacted by the prevailing macroeconomic conditions, inflation, salaries and wages, consumer confidence and consumer perception.
Business Impact
The COVID-19 pandemic, increasing macroeconomic uncertainty of the U.S. economy and emerging constraints to exam capacity adversely affected our sales in the first quarter of 2022 and may continue to impact our performance going forward. Early in the first quarter of 2022, the Omicron variant led to reduced customer demand and constrained the exam capacity of vision care professionals due to labor shortages in an already competitive market for vision care professionals and preferences for adjusted work schedules. Exam capacity, which encompasses the overall availability of vision care professionals, is impacted by several factors including retention, hiring, remote medicine coverage and work schedules. During the quarter, adverse macroeconomic conditions such as inflation also impacted consumer demand and created a temporary challenging environment for our business. We remain focused on our strategy to provide our customers and patients reliable and quality low cost eye care and eyewear, and are taking certain actions to enhance our exam capacity through recruitment, retention and remote medicine initiatives.
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
Brand and Segment Information
Our operations consist of two reportable segments:
•Owned & Host - As of April 2, 2022, our owned brands consisted of 852 America’s Best Contacts and Eyeglasses retail stores and 127 Eyeglass World retail stores. In America’s Best stores, vision care services are provided by optometrists employed by us or by independent professional corporations or similar entities. America’s Best stores are primarily located in high-traffic strip centers next to value-focused retailers. Eyeglass World locations primarily feature eye care services provided by independent optometrists and optometrists employed by independent professional corporations or similar entities and on-site optical laboratories that enable stores to quickly fulfill many customer orders and make repairs on site. Eyeglass World stores are primarily located in freestanding or in-line locations near high-foot-traffic shopping centers. Our Host brands consisted of 54 Vista Optical locations on select military bases and 29 Vista Optical locations within select Fred Meyer stores as of April 2, 2022. We have strong, long-standing relationships with our Host partners and have maintained each partnership for over 22 years. These brands provide eye exams primarily by independent optometrists. All brands utilize our centralized laboratories. This segment also includes sales from our America’s Best, Eyeglass World, and Military omni-channel websites.
•Legacy - We manage the operations of, and supply inventory and laboratory processing services to, 230 Vision Centers in Walmart retail locations as of April 2, 2022. This strategic relationship with Walmart is in its 32nd year. Pursuant to a January 2020 amendment to our management & services agreement with Walmart, we added five additional Vision Centers in Walmart stores in fiscal year 2020. On July 17, 2020, NVI and Walmart extended the current term and economics of the management & services agreement by three years to February 23, 2024. Under the management & services agreement, our responsibilities include ordering and maintaining merchandise inventory; arranging the provision of optometry services; providing managers and staff at each location; training personnel; providing sales receipts to customers; maintaining necessary insurance; obtaining and holding required licenses, permits and accreditations; owning and maintaining store furniture, fixtures and equipment; and developing annual operating budgets and reporting. We earn management fees as a result of providing such services and therefore we record revenue related to sales of products and product protection plans to our Legacy partner’s customers on a net basis. Our management & services agreement also allows our Legacy partner to collect penalties if the Vision Centers do not generate a requisite amount of revenues. No such penalties have been assessed under our current arrangement, which began in 2012. We also sell to our Legacy partner merchandise that is stocked in retail locations we manage pursuant to a separate supplier agreement, and provide centralized laboratory services for the finished eyeglasses for our Legacy partner’s customers in stores that we manage. We lease space from Walmart within or adjacent to each of the locations we manage and use this space for vision care services provided by independent optometrists or optometrists employed by us or by independent professional corporations or similar entities. During the three months ended April 2, 2022, sales associated with this arrangement represented 8.0% of consolidated net revenue. This exposes us to concentration of customer risk.

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
•AC Lens also distributes contact lenses wholesale to Walmart and Sam’s Club. We incur costs at a higher percentage of sales than other product categories. AC Lens sales associated with Walmart and Sam’s Club contact lenses distribution arrangements represented 6.7% of consolidated net revenue.
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
Trends and Other Factors Affecting Our Business
Various trends and other factors will affect or have affected our operating results, including:
Impact of COVID-19
The COVID-19 pandemic has had far-reaching impacts, directly and indirectly, on our operations. We continue to monitor the evolving situation as there remain many uncertainties regarding the pandemic and more recent outbreaks of variants, including anticipated duration, vision care professional availability, related healthcare authority guidelines and efficacy of vaccination initiatives, including the impact of, and associated risks regarding, federal, state and local vaccination and testing programs. We continue to monitor potential impacts on our stores and exam capacity, lab network, and potential disruptions of product and equipment deliveries. To date, we have been able to meet customer demand with operations at our laboratories and our supply chain partners. However, prolonged shutdowns in countries which support our supply chain or a deterioration of conditions in such countries and others or increasing strains on international and domestic supply chain infrastructure could result in product and equipment availability delays in the future. We could experience further material impacts as a result of COVID-19, including, but not limited to, charges from additional asset impairments and deferred tax valuation allowances. We will continue to evaluate additional measures that we may elect to take as a response to the pandemic, including, where appropriate, future action to reduce store hours and patient appointments, temporarily close stores or make additional forward buys. There can be no assurance whether or when any such measures will be adopted. For a discussion of significant risks that have the potential to cause our actual results to differ materially from our expectations, refer to Part II. Item 1A. “Risk Factors” in this Form 10-Q and Part I. Item 1A. “Risk Factors,” included in our 2021 Annual Report on Form 10-K.

Overall economic trends, consumer preferences and demand
Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer confidence and spending, such as general economic conditions, consumer disposable income, energy and fuel prices, recession and fears of recession, unemployment, minimum wages, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, tax rates and policies, inflation, consumer confidence in future economic conditions and political conditions, war and fears of war (including the recent Russian invasion of Ukraine), inclement weather, natural disasters, terrorism, outbreak of viruses or widespread illness and consumer perceptions of personal well-being and security. Over the past few years, global markets and economic conditions have been challenging, particularly in light of the COVID-19 pandemic. During periods of economic downturn and uncertainty, our customers especially benefit from our low prices. The long-term effects of the COVID-19 pandemic and other macroeconomic and geopolitical events on consumer preferences and demand remain uncertain. We believe, but cannot be certain, our business model of providing exceptional value and convenience to customers, enabled by our low-cost operating platform will mitigate these impacts to a certain extent; however uncertainties and risk exposures may be exacerbated by the immediate and ongoing impacts of these factors.
Vision care professional recruitment, coverage, and expanded offerings
Our ability to continue to attract and retain qualified vision care professionals affect exam capacity and is critical to our operations. Our operations, like those of many of our competitors, depend on our ability to offer both eyewear and eye exams. We compete with other optical retail companies, health systems and group practices for vision care professionals. We, as well as the professional corporations or similar entities that employ optometrists in certain of our retail locations, could face difficulties attracting and retaining qualified professionals if we or such corporations fail to offer competitive compensation and benefits. Increased compensation for vision care professionals could raise our costs and negatively affect our margins. We believe the impacts of the COVID-19 pandemic on vision care professional availability, including a competitive recruiting market and preferences for adjusted work schedules, and the demand for optometrists exceeding supply in certain areas in the first quarter of 2022 have caused constraints in exam capacity. Due to these factors the costs to employ or retain optometrists may increase, potentially materially, from current levels. We are investing in recruitment and retention initiatives along with continuing our implementation of remote medicine technologies.
Pricing strategy
We are committed to providing our products to our customers at low prices. We generally employ a simple low price/high value strategy that consistently delivers savings to our customers without the need for extensive promotions. Inflationary pressures, including wage investments, consumer confidence and preferences and increased raw material costs, could impact our profitability and lead us to attempt to offset such increases through various pricing actions. Effective May 9, 2022 we changed the price of our America’s Best signature offer to “two pairs of eyeglasses for $79.95, including a free eye exam” from its original $69.95 price. Effective March 14, 2022, we changed the price of our Eyeglass World opening offer to “two pairs of eyeglasses for $89” from its original price of $78. We believe that this change will enable us to continue to offer the best possible value and service to our customers at prices that allow us to maintain our brands’ strong value propositions in the marketplace.
Comparable store sales growth
Comparable store sales growth is a key driver of our business and our value proposition will continue to drive comparable store sales growth as we attract new customers and increase loyalty with existing customers. During the three months ended April 2, 2022 comparable store sales growth was negatively impacted due to the Omicron COVID-19 variant, constraints on exam capacity and other overall economic trends impacting consumer preferences and demand. We believe our business model of providing exceptional value and convenience to customers, enabled by our low-cost operating platform will mitigate these impacts to a certain extent. Our strategies to mitigate these effects include, but are not limited to, investing in recruitment and retention initiatives along with continuing our implementation of remote medicine technologies and optimizing our marketing investments. The impact of the COVID-19 pandemic, constraints on exam capacity and macroeconomic factors on our comparable store sales growth remains uncertain, and effects and relevant risk exposures may be exacerbated in the future.
Interim results and seasonality
Historically, our business has realized a higher portion of net revenue, operating income, and cash flows from operations in the first half of the fiscal year, and a lower portion of net revenue, operating income, and cash flows from operations in the fourth fiscal quarter. Consumer behavior driven by the COVID-19 pandemic, impacts on overall economic trends, consumer preferences and demand has resulted in a departure from seasonal norms we have experienced in recent years and we expect it will continue to disrupt the historical quarterly cadence of our results of operations for an unknown period of time.
Other factors
We remain committed to our long-term vision and continue to position ourselves to make progress against our key initiatives while balancing the near-term challenges and uncertainty presented by the COVID-19 pandemic and other macroeconomic factors. We believe the following factors may continue to influence our short-term and long-term results:
•New store openings;
•Managed care and insurance;
•Inflation;
•Infrastructure investment;
•Our ability to source and distribute products effectively; and
•Industry competition and consolidation
How We Assess the Performance of Our Business
We consider a variety of financial and operating measures in assessing the performance of our business. The key measures we use to determine how our consolidated business and operating segments are performing are net revenue, costs applicable to revenue, and selling, general, and administrative expenses. In addition, we also review store growth, Adjusted Comparable Store Sales Growth, Adjusted Operating Income, Adjusted Operating Margin, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Diluted EPS.
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
New Store Openings
The total number of new stores per year and the timing of store openings has, and will continue to have, an impact on our results. We expect to open at least 80 stores in the current year. We will continue to monitor and determine our plans for future new store openings based on health, safety and economic conditions.

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

	Three Months Ended
In thousands, except earnings per share, percentage and store data	April 2, 2022	April 3, 2021
Revenue:
Net product sales	$433,253	$443,067
Net sales of services and plans	94,458	91,113
Total net revenue	527,711	534,180
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	164,219	159,691
Services and plans	71,818	64,999
Total costs applicable to revenue	236,037	224,690
Operating expenses:
Selling, general and administrative expenses	228,554	223,593
Depreciation and amortization	25,151	23,555
Asset impairment	406	959
Other expense (income), net	231	(65)
Total operating expenses	254,342	248,042
Income from operations	37,332	61,448
Interest expense (income), net	(4,144)	6,330
Earnings before income taxes	41,476	55,118
Income tax provision	11,329	11,686
Net income	$30,147	$43,432

Operating data:
Number of stores open at end of period	1,292	1,230
New stores opened during the period	17	25
Adjusted Operating Income	$45,304	$67,668
Diluted EPS	$0.34	$0.48
Adjusted Diluted EPS	$0.33	$0.48
Adjusted EBITDA	$68,583	$89,350

Percentage of net revenue:
Total costs applicable to revenue	44.7%	42.1%
Selling, general and administrative	43.3%	41.9%
Total operating expenses	48.2%	46.4%
Income from operations	7.1%	11.5%
Net income	5.7%	8.1%
Adjusted Operating Income	8.6%	12.7%
Adjusted EBITDA	13.0%	16.7%

Three Months Ended April 2, 2022 compared to Three Months Ended April 3, 2021
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for the three months ended April 2, 2022 compared to the three months ended April 3, 2021.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Three Months Ended April 2, 2022	Three Months Ended April 3, 2021	April 2, 2022	April 3, 2021	Three Months Ended April 2, 2022		Three Months Ended April 3, 2021
Owned & Host segment
America’s Best	(7.3)%	35.3%	852	796	$370,038	70.1%	$382,356	71.6%
Eyeglass World	(6.3)%	48.3%	127	121	58,774	11.1%	60,775	11.4%
Military	(4.1)%	19.4%	54	54	5,985	1.1%	6,239	1.2%
Fred Meyer	1.4%	17.0%	29	29	3,122	0.7%	3,077	0.5%
Owned & Host segment total			1,062	1,000	$437,919	83.0%	$452,447	84.7%
Legacy segment	(4.3)%	29.8%	230	230	42,158	8.0%	43,582	8.2%
Corporate/Other	—	—	—	—	61,697	11.7%	61,218	11.5%
Reconciliations	—	—	—	—	(14,063)	(2.7)%	(23,067)	(4.4)%
Total	(4.9)%	18.2%	1,292	1,230	$527,711	100.0%	$534,180	100.0%
Adjusted Comparable Store Sales Growth(3)	(6.8)%	35.8%
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
(3)There are two differences between total comparable store sales growth based on consolidated net revenue and Adjusted Comparable Store Sales Growth: (i) Adjusted Comparable Store Sales Growth includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in a decrease of 1.8% and an increase of 13.8% from total comparable store sales growth based on consolidated net revenue for the three months ended April 2, 2022 and April 3, 2021, respectively, and (ii) Adjusted Comparable Store Sales Growth includes retail sales to the Legacy partner’s customers (rather than the revenues recognized consistent with the management & services agreement with the Legacy partner), resulting in a decrease of 0.1% and an increase of 3.8% from total comparable store sales growth based on consolidated net revenue for the three months ended April 2, 2022 and April 3, 2021, respectively.
Total net revenue of $527.7 million for the three months ended April 2, 2022 decreased $6.5 million, or 1.2%, from $534.2 million for the three months ended April 3, 2021. The decrease was driven primarily by reduced comparable store sales growth, partially offset by growth from new store sales and recognition of deferred revenue.
In the three months ended April 2, 2022, we opened 15 new America’s Best stores and two Eyeglass World stores and closed three America’s Best stores; Overall, store count grew 5.0% from April 3, 2021 to April 2, 2022 (56, and six net new America’s Best and Eyeglass World stores were added, respectively).
Comparable store sales growth and Adjusted Comparable Store Sales Growth for the three months ended April 2, 2022 were (4.9)% and (6.8)%, respectively, primarily due to a decrease in customer transactions and, to a lesser extent, lower average ticket. Comparable store sales growth and Adjusted Comparable Store Sales Growth were negative during the three months ended April 2, 2022 due to the Omicron COVID-19 variant impacting customer transactions, emerging constraints affecting exam capacity and other overall economic trends impacting customer demand.
Net product sales comprised 82.1% and 82.9% of total net revenue for the three months ended April 2, 2022 and April 3, 2021, respectively. Net product sales decreased $9.8 million, or 2.2%, in the three months ended April 2, 2022 compared to the three months ended April 3, 2021, primarily due to a $12.8 million, or 4.1% decrease in eyeglass sales which was partially offset by a $2.2 million, or 2.3% increase in contact lens sales.
Net sales of services and plans increased $3.3 million, or 3.7%, driven by a $3.7 million, or 22.7% increase in product protection plan revenue and a $1.5 million, or 2.9% increase in eye exam revenue that were partially offset by lower management fees from our Legacy partner.

Owned & Host segment net revenue. Net revenue decreased $14.5 million, or 3.2%, driven primarily by negative comparable store sales growth partially offset by new store openings.
Legacy segment net revenue. Net revenue decreased $1.4 million, or 3.3%, driven by negative comparable store sales growth.
Corporate/Other segment net revenue. Net revenue increased $0.5 million, or 0.8%, due to increases in wholesale fulfillment.
Net revenue reconciliations. The impact of reconciliations positively impacted net revenue by $9.0 million in the three months ended April 2, 2022 compared to the three months ended April 3, 2021. Net revenue was positively impacted by $1.0 million due to the timing of unearned revenue. Net revenue was positively impacted by $8.0 million due to lower sales of product protection plan and club memberships in the three months ended April 2, 2022.
Costs applicable to revenue
Costs applicable to revenue of $236.0 million for the three months ended April 2, 2022 increased $11.3 million, or 5.1%, from $224.7 million for the three months ended April 3, 2021. As a percentage of net revenue, costs applicable to revenue increased from 42.1% for the three months ended April 3, 2021 to 44.7% for the three months ended April 2, 2022. This increase as a percentage of net revenue was primarily driven by higher optometrist-related costs, lower eyeglass margin and reduced eyeglass mix.
Costs of products as a percentage of net product sales increased from 36.0% for the three months ended April 3, 2021 to 37.9% for the three months ended April 2, 2022, primarily driven by lower eyeglass margin and reduced eyeglass mix.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales increased from 26.3% for the three months ended April 3, 2021 to 28.2% for the three months ended April 2, 2022 driven by lower eyeglass margin and reduced eyeglass mix.
Legacy segment costs of products. Costs of products as a percentage of net product sales decreased from 46.9% for the three months ended April 3, 2021 to 46.7% for the three months ended April 2, 2022. The decrease was primarily driven by a higher mix of managed care customer transactions versus non-managed care customer transactions. Legacy segment managed care net product revenue is recorded in net product sales while revenue associated with servicing non-managed care customers is recorded in net sales of services and plans. Eyeglass and contact lens product costs for both managed care and non-managed care net revenue are recorded in costs of products. Increases in managed care mix decrease costs of products as a percentage of net product sales and have a corresponding negative impact on costs of services as a percentage of net sales of services and plans in our Legacy segment.
Costs of services and plans as a percentage of net sales of services and plans increased from 71.3% for the three months ended April 3, 2021 to 76.0% for the three months ended April 2, 2022. The increase was primarily driven by higher growth in optometrist-related costs which were partially offset by higher eye exam revenue.
Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 70.8% for the three months ended April 3, 2021 to 82.0% for the three months ended April 2, 2022. The increase was primarily driven by higher optometrist-related costs which were partially offset by higher eye exam revenue.
Legacy segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 38.3% for the three months ended April 3, 2021 to 42.8% for the three months ended April 2, 2022. The increase was primarily driven by higher growth in optometrist-related costs.
Selling, general and administrative
SG&A of $228.6 million for the three months ended April 2, 2022 increased $5.0 million, or 2.2%, from the three months ended April 3, 2021. As a percentage of net revenue, SG&A increased from 41.9% for the three months ended April 3, 2021 to 43.3% for the three months ended April 2, 2022. The increase in SG&A as a percentage of net revenue was primarily driven by higher advertising, store payroll and occupancy expenses, partially offset by lower performance-based incentive compensation. SG&A for the three months ended April 2, 2022 and April 3, 2021 includes $0.2 million and $0.4 million, respectively, of incremental costs directly related to adapting the Company’s operations during the COVID-19 pandemic.
Owned & Host SG&A. SG&A as a percentage of net revenue increased from 33.1% for the three months ended April 3, 2021 to 36.0% for the three months ended April 2, 2022, driven primarily by higher advertising, occupancy and store payroll expenses.

Legacy segment SG&A. SG&A as a percentage of net revenue increased from 32.8% for the three months ended April 3, 2021 to 35.8% for the three months ended April 2, 2022 driven primarily by higher payroll expenses.
Depreciation and amortization
Depreciation and amortization expense of $25.2 million for the three months ended April 2, 2022 increased $1.6 million, or 6.8%, from $23.6 million for the three months ended April 3, 2021 primarily driven by new store openings.
Asset impairment
We recognized $0.4 million for impairment of tangible long-lived assets and ROU assets associated with our retail stores during the three months ended April 2, 2022 compared to $1.0 million recognized during the three months ended April 3, 2021. The store asset impairment charge is primarily related to our Owned & Host segment and is driven by lower than projected customer sales volume in certain stores, and other entity-specific assumptions. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and the likelihood that these scenarios would be ultimately realized; and the remaining useful lives of the assets. Asset impairment expenses were recognized in Corporate/Other.
Interest expense (income), net
Interest expense (income), net was $(4.1) million for the three months ended April 2, 2022, compared to $6.3 million for the three months ended April 3, 2021. The change was primarily driven by gains on our interest rate collar as a result of increasing interest rates.
Income tax provision
Our effective tax rates for the three months ended April 2, 2022 and April 3, 2021 were 27.3% and 21.2%, respectively, reflecting our statutory federal and state rate of 25.5% and effects of other permanent items as well as a stranded tax effect of $2.1 million associated with our matured interest rate swaps during the three months ended April 3, 2021.

Non-GAAP Financial Measures
Adjusted Operating Income, Adjusted Operating Margin, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Diluted EPS
We define Adjusted Operating Income as net income, plus interest expense (income), net and income tax provision (benefit), further adjusted to exclude stock compensation expense, loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, amortization of acquisition intangibles, and certain other expenses. We define Adjusted Operating Margin as Adjusted Operating Income as a percentage of net revenue. We define EBITDA as net income, plus interest expense (income), net, income tax provision (benefit) and depreciation and amortization. We define Adjusted EBITDA as net income, plus interest expense (income), net, income tax provision (benefit) and depreciation and amortization, further adjusted to exclude stock compensation expense, loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, and certain other expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of net revenue. We define Adjusted Diluted EPS as diluted earnings per share, adjusted for the per share impact of stock compensation expense, loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, amortization of acquisition intangibles, amortization of debt discounts and deferred financing costs of our term loan borrowings, amortization of the conversion feature and deferred financing costs related to our 2025 Notes when not required under U.S. GAAP to be added back for diluted earnings per share, losses (gains) on change in fair value of derivatives, certain other expenses, and tax benefit of stock option exercises, less the tax effect of these adjustments. We adjust for amortization of costs related to the 2025 Notes only when adjustment for these costs is not required in the calculation of diluted earnings per share according to U.S. GAAP.
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
•EBITDA, Adjusted EBITDA and Adjusted Operating Income do not reflect the interest expense (income), or the cash requirements necessary to service interest or principal payments, on our debt;
•EBITDA, Adjusted EBITDA and Adjusted Operating Income do not reflect period to period changes in taxes, income tax provision or the cash necessary to pay income taxes;
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
The following table reconciles our Adjusted Operating Income, Adjusted Operating Margin, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin to net income; and Adjusted Diluted EPS for the periods presented:

	Three Months Ended
In thousands	April 2, 2022		April 3, 2021
Net income	$30,147	5.7%	$43,432	8.1%
Interest expense (income)	(4,144)	(0.8)%	6,330	1.2%
Income tax provision	11,329	2.1%	11,686	2.2%
Stock compensation expense (a)	3,734	0.7%	2,988	0.6%
Asset impairment (b)	406	0.1%	959	0.2%
Amortization of acquisition intangibles (c)	1,872	0.4%	1,873	0.4%
Other (f)	1,960	0.4%	400	0.1%
Adjusted Operating Income / Adjusted Operating Margin	$45,304	8.6%	$67,668	12.7%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding Some of the percentage totals in the table above do not foot due to rounding differences

	Three Months Ended
In thousands	April 2, 2022		April 3, 2021
Net income	$30,147	5.7%	$43,432	8.1%
Interest expense (income)	(4,144)	(0.8)%	6,330	1.2%
Income tax provision	11,329	2.1%	11,686	2.2%
Depreciation and amortization	25,151	4.8%	23,555	4.4%
EBITDA	62,483	11.8%	85,003	15.9%

Stock compensation expense (a)	3,734	0.7%	2,988	0.6%
Asset impairment (b)	406	0.1%	959	0.2%
Other (f)	1,960	0.4%	400	0.1%
Adjusted EBITDA / Adjusted EBITDA Margin	$68,583	13.0%	$89,350	16.7%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding Some of the percentage totals in the table above do not foot due to rounding differences

	Three Months Ended
In thousands, except per share amounts	April 2, 2022	April 3, 2021
Diluted EPS	$0.34	$0.48
Stock compensation expense (a)	0.04	0.03
Asset impairment (b)	0.00	0.01
Amortization of acquisition intangibles (c)	0.02	0.02
Amortization of debt discount and deferred financing costs (d)	0.00	0.00
Losses (gains) on change in fair value of derivatives (e)	(0.10)	(0.02)
Other (i)	0.02	(0.02)
Tax benefit of stock option exercises (g)	0.00	0.00
Tax effect of total adjustments (h)	0.00	(0.01)
Adjusted Diluted EPS	$0.33	$0.48

Weighted average diluted shares outstanding	94,904	96,025
Note: Some of the totals in the table above do not foot due to rounding differences
(a)Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and performance vesting conditions.
(b)Reflects write-off of property, equipment and lease-related assets on closed or underperforming stores.
(c)Amortization of the increase in carrying values of finite-lived intangible assets resulting from the application of purchase accounting following the acquisition of the Company by affiliates of KKR & Co. Inc.
(d)Amortization of deferred financing costs and other non-cash charges related to our long-term debt. We adjust for amortization of deferred financing costs related to the 2025 Notes only when adjustment for these costs is not required in the calculation of diluted earnings per share under U.S. GAAP.
(e)Reflects losses (gains) recognized in interest expense (income), net on change in fair value of de-designated hedges.
(f)Other adjustments include amounts that management believes are not representative of our operating performance (amounts in brackets represent reductions in Adjusted Operating Income, Adjusted Diluted EPS and Adjusted EBITDA), which are primarily related to excess payroll taxes on stock option exercises, executive severance and relocation and other expenses and adjustments, including losses on other investments of $0.3 million for the three months ended April 2, 2022.
(g)Tax benefit associated with accounting guidance requiring excess tax benefits related to stock option exercises to be recorded in earnings as discrete items in the reporting period in which they occur.
(h)Represents the income tax effect of the total adjustments at our combined statutory federal and state income tax rates.
(i)Reflects other expenses in (f) above, including the impact of stranded tax effect of $2.1 million for the three months ended April 3, 2021 associated with our interest rate swaps that matured in 2021.

Liquidity and Capital Resources
Our primary cash needs are for inventory, payroll, store rent, advertising, capital expenditures associated with new stores and updating existing stores, as well as information technology and infrastructure, including our corporate office, distribution centers, and laboratories. When appropriate, the Company may utilize excess liquidity towards debt service requirements, including voluntary debt prepayments, or required interest and principal payments, if any, as well as repurchases of common stock, based on excess cash flows. We continue to prioritize cash conservation and prudent use of cash, while safely conducting normal operations. The most significant components of our operating assets and liabilities are inventories, accounts receivable, prepaid expenses and other assets, accounts payable, deferred and unearned revenue and other payables and accrued expenses. While we have historically exercised prudence in our use of cash, the COVID-19 pandemic has required us to closely monitor various items related to cash flow including, but not limited to, cash receipts, cash disbursements, payment terms and alternative sources of funding. We continue to be focused on these items in addition to other key measures we use to determine how our consolidated business and operating segments are performing. We believe that cash on hand, cash expected to be generated from operations and the availability of borrowings under our revolving credit facility will be sufficient to fund our working capital requirements, liquidity obligations, anticipated capital expenditures, and payments due under our existing debt for the next 12 months and thereafter for the foreseeable future. Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the refinancing or issuance of debt, issuance of equity or other securities, the proceeds of which could provide additional liquidity for our operations, as well as further modifications to our term loan where possible. However, our ability to maintain sufficient liquidity may be affected by numerous factors, many of which are outside our control. We primarily fund our working capital needs using cash provided by operations. Our working capital requirements for inventory will increase as we continue to open additional stores.
As of April 2, 2022, we had $314.6 million in cash and cash equivalents and $293.6 million of availability under our revolving credit facility, which includes $6.4 million in outstanding letters of credit.
As of April 2, 2022, we had $150.0 million of term loan outstanding under our credit agreement. We were in compliance with all covenants related to our long-term debt as of April 2, 2022.
The following table summarizes cash flows provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended
In thousands	April 2, 2022	April 3, 2021
Cash flows provided by (used for):
Operating activities	$47,117	$97,652
Investing activities	(28,077)	(16,374)
Financing activities	(9,941)	(1,089)
Net increase in cash, cash equivalents and restricted cash	$9,099	$80,189
Net Cash Provided by Operating Activities
Cash flows provided by operating activities decreased $50.5 million from $97.7 million during the three months ended April 3, 2021 to $47.1 million for the three months ended April 2, 2022 as a result of $13.3 million lower net income as compared to the three months ended April 3, 2021 and a decrease of non-cash expense adjustments of $7.7 million and changes in net working capital and other assets and liabilities, which used $29.6 million in cash compared to the three months ended April 3, 2021.
Working capital was most significantly impacted by changes in other liabilities, accounts payable, deferred and unearned revenue, accounts receivable, inventories, and other assets. Decreases in other liabilities during the three months ended April 2, 2022 used $13.5 million in year-over-year cash primarily due to timing of compensation related accruals and payroll taxes. Decreases in accounts payable during the three months ended April 2, 2022 used $9.9 million in year-over-year cash, primarily due to timing of payments. Decreases in deferred and unearned revenue used $9.2 million in year-over-year cash, primarily as a result of lower sales of product protection plans and club memberships in the current period. Increases in accounts receivable used $3.9 million in year-over-year cash primarily due to increases in managed care receivables. Offsetting these items were decreases in inventories which contributed $3.9 million in year-over-year cash, primarily due to timing of purchases. Decreases in other assets during the three months ended April 2, 2022 contributed $2.1 million in year-over-year cash consisting primarily of prepaid tax-related items.

Net Cash Used for Investing Activities
Net cash used for investing activities increased by $11.7 million, to $28.1 million, during the three months ended April 2, 2022 from $16.4 million during the three months ended April 3, 2021. The increase was primarily due to increased capital investments in doctor and remote medicine equipment. Approximately 80% of our capital spend is related to our expected growth (i.e., new stores, optometric equipment, additional capacity in our optical laboratories and distribution centers, and our IT infrastructure, including omni-channel platform related investments).
Net Cash Used For Financing Activities
Net cash used for financing activities was $9.9 million during the three months ended April 2, 2022 as compared to the use of cash of $1.1 million during the three months ended April 3, 2021. The increase in cash used for financing activities was primarily due to increases in purchases of treasury stock of $9.2 million during the three months ended April 3, 2021.
Share Repurchase Authority
During the three months ended April 2, 2022, the Company repurchased approximately 0.2 million shares of its common stock for $7.1 million under the share repurchase program. After these repurchases, $123.0 million remains available under the share repurchase authorization.
Material Cash Requirements
There were no material changes outside the ordinary course of business in our material cash requirements and commercial commitments from those reported in the 2021 Annual Report on Form 10-K.
We follow U.S. GAAP in making the determination as to whether or not to record an asset or liability related to our arrangements with third parties. Consistent with current accounting guidance, we do not record an asset or liability associated with long-term purchase, marketing and promotional commitments, or commitments to philanthropic endeavors. We have disclosed the amount of future commitments associated with these items in the 2021 Annual Report on form 10-K. We are not a party to any other material off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Management has evaluated the accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the 2021 Annual Report on Form 10-K, in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the 2021 Annual Report on Form 10-K.
Adoption of New Accounting Pronouncements
There have been no material changes due to recently issued or adopted accounting standards since those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022.
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
As of April 2, 2022, $150.0 million of term loan borrowings were subject to variable interest rates, with a weighted average borrowing rate of 2.5%. An increase to market rates of 1.0% as of April 2, 2022 would not result in a material increase to interest expense. Assuming a decrease to market rates of 1.0% as of April 2, 2022, the resulting increase to interest expense related to the interest rate derivative would be approximately $6.0 million. For more information about quantitative and qualitative disclosures about market risk, please see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in Part II. of the 2021 Annual Report on Form 10-K.

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
In accordance with Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 2, 2022. Based on that evaluation, the CEO and the CFO have concluded that the Company’s current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic filings with the SEC is made known to them in a timely manner.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the first quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most corporate employees of the Company began working remotely due to the COVID-19 pandemic, though we will continue to assess the impact on the design and operating effectiveness of our internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
See Note 9. “Commitments and Contingencies” in our condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q for information regarding certain legal proceedings in which we are involved, which discussion is incorporated herein by reference.
Item 1A. Risk Factors
For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed in Part I. Item 1A. “Risk Factors” in our 2021 Annual Report on Form 10-K. There have been no material changes to the risk factors described in our 2021 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchases of the Company’s common stock during the three months ended April 2, 2022.

In thousands, except per share amounts
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2, 2022 - January 29, 2022	—	—	—	—
January 30, 2022 - March 5, 2022	—	—	—	—
March 6,2022 - April 2, 2022	175	$40.30	175	$123,008
Total	175	$40.30	175	$123,008
(1) Information regarding the Company’s share repurchases can be found in Note 1, Description of Business and Basis of Presentation, in the condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q.

Effective November 8, 2021, the Company’s Board of Directors authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company’s common stock. On November 29, 2021 and February 23, 2022, the Board authorized increases of $50 million and $100 million, respectively, to the share repurchase program for a total authorization of $200 million. The share repurchase authorization expires on December 30, 2023. Following repurchases in the first quarter of fiscal year 2022, $123.0 million remains available under the share repurchase authorization. The timing and amounts of any such repurchases will depend on a variety of factors, including the market price of the Company’s shares and general market and economic conditions.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
Exhibit Index

Exhibit No.	Exhibit Description
3.1	Third Amended and Restated Certificate of Incorporation of National Vision Holdings, Inc. -incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 10, 2021.
3.2	Third Amended and Restated Bylaws of National Vision Holdings, Inc. -incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 10, 2021.
10.1	Form of Restricted Stock Unit Agreement under the 2017 Omnibus Incentive Plan, as adopted March 21, 2021.
10.2	Form of Restricted Stock Unit Agreement under the 2017 Omnibus Incentive Plan, as adopted February 24, 2022.
10.3	Form of Performance Stock Unit Agreement under the 2017 Omnibus Incentive Plan, as adopted February 24, 2022.
10.4	Form of Restricted Stock Unit Agreement under the 2017 Omnibus Incentive Plan, as adopted April 10, 2022.
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the Company’s Quarterly report on Form 10-Q for the quarter ended April 2, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Vision Holdings, Inc.

Dated: May 10, 2022	By:	/s/ L. Reade Fahs
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 10, 2022	By:	/s/ Patrick R. Moore
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)