Form 10-Q
period 2022-10-01
National Vision Holdings, Inc.
filed 2022-11-10
CIK 1710155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2022
Common stock, $0.01 par value	78,912,459

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
In Thousands, Except Par Value
(Unaudited)

	As of October 1, 2022	As of January 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$256,209	$305,800
Accounts receivable, net	63,823	55,697
Inventories	122,032	123,669
Prepaid expenses and other current assets	34,999	29,410
Total current assets	477,063	514,576

Noncurrent assets:
Property and equipment, net	358,599	346,436
Goodwill	777,613	777,613
Trademarks and trade names	240,547	240,547
Other intangible assets, net	36,402	42,020
Right of use assets	379,668	354,900
Other assets	21,844	16,999
Total non-current assets	1,814,673	1,778,515
Total assets	$2,291,736	$2,293,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,979	$64,331
Other payables and accrued expenses	100,878	119,323
Unearned revenue	32,691	29,895
Deferred revenue	63,875	65,325
Current maturities of long-term debt and finance lease obligations	3,975	3,999
Current operating lease obligations	66,227	60,930
Total current liabilities	336,625	343,803

Noncurrent liabilities:
Long-term debt and finance lease obligations, less current portion and debt discount	564,180	566,081
Non-current operating lease obligations	364,796	342,241
Deferred revenue	22,572	23,166
Other liabilities	8,945	8,974
Deferred income taxes, net	87,693	82,846
Total non-current liabilities	1,048,186	1,023,308
Commitments and contingencies (See Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 84,173 and 83,840 shares issued as of October 1, 2022 and January 1, 2022, respectively; 78,910 and 81,405 shares outstanding as of October 1, 2022 and January 1, 2022, respectively	841	838
Additional paid-in capital	763,166	750,478
Accumulated other comprehensive loss	(1,372)	(1,940)
Retained earnings	329,778	278,395
Treasury stock, at cost; 5,263 and 2,435 shares as of October 1, 2022 and January 1, 2022, respectively	(185,488)	(101,791)
Total stockholders’ equity	906,925	925,980
Total liabilities and stockholders’ equity	$2,291,736	$2,293,091
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
In Thousands, Except Earnings Per Share
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenue:
Net product sales	$410,701	$425,594	$1,265,554	$1,326,867
Net sales of services and plans	88,506	92,411	270,919	274,807
Total net revenue	499,207	518,005	1,536,473	1,601,674
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	160,645	158,371	488,225	485,090
Services and plans	72,155	68,087	215,179	202,004
Total costs applicable to revenue	232,800	226,458	703,404	687,094
Operating expenses:
Selling, general and administrative expenses	225,028	218,214	681,411	676,042
Depreciation and amortization	24,852	25,059	75,248	72,639
Asset impairment	1,263	—	5,178	1,478
Other expense (income), net	(95)	(2,437)	170	(2,567)
Total operating expenses	251,048	240,836	762,007	747,592
Income from operations	15,359	50,711	71,062	166,988
Interest expense (income), net	(1,977)	5,743	(2,158)	22,261
Earnings before income taxes	17,336	44,968	73,220	144,727
Income tax provision	5,834	3,976	21,837	22,702
Net income	$11,502	$40,992	$51,383	$122,025

Earnings per share:
Basic	$0.15	$0.50	$0.64	$1.49
Diluted	$0.15	$0.45	$0.63	$1.34
Weighted average shares outstanding:
Basic	78,910	82,290	80,133	81,729
Diluted	79,304	96,508	93,477	96,193

Comprehensive income:
Net income	$11,502	$40,992	$51,383	$122,025
Unrealized gain on hedge instruments	255	340	762	4,949
Tax provision of unrealized gain on hedge instruments	65	87	194	3,389
Comprehensive income	$11,692	$41,245	$51,951	$123,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
In Thousands
(Unaudited)

	Three and Nine Months Ended October 1, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2022	81,405	$838	$750,478	$(1,940)	$278,395	$(101,791)	$925,980
Issuance of common stock	289	3	1,366	—	—	—	1,369
Stock based compensation	—	—	3,692	—	—	—	3,692
Purchase of treasury stock	(272)	—	—	—	—	(10,649)	(10,649)
Settlement of 2025 Notes	—	—	(1)	—	—	—	(1)
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	188	—	—	188
Net income	—	—	—	—	30,147	—	30,147
Balances at April 2, 2022	81,422	$841	$755,535	$(1,752)	$308,542	$(112,440)	$950,726
Issuance of common stock	18	—	421	—	—	—	421
Stock based compensation	—	—	3,606	—	—	—	3,606
Purchase of treasury stock	(2,555)	—		—	—	(73,008)	(73,008)
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	190	—	—	190
Net income	—	—	—	—	9,734	—	9,734
Balances at July 2, 2022	78,885	$841	$759,562	$(1,562)	$318,276	$(185,448)	$891,669
Issuance of common stock	26	—	483	—	—	—	483
Stock based compensation	—	—	3,121	—	—	—	3,121
Purchase of treasury stock	(1)	—	—	—	—	(40)	(40)
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	190	—	—	190
Net income	—	—	—	—	11,502	—	11,502
Balances at October 1, 2022	78,910	$841	$763,166	$(1,372)	$329,778	$(185,488)	$906,925

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

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
In Thousands
(Unaudited)

	Nine Months Ended
	October 1, 2022	October 2, 2021
Cash flows from operating activities:
Net income	$51,383	$122,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,248	72,639
Amortization of debt discount and deferred financing costs	2,456	3,140
Asset impairment	5,178	1,478
Deferred income tax expense	4,652	23,585
Stock based compensation expense	10,540	13,866
Losses (gains) on change in fair value of derivatives	(16,724)	(421)
Inventory adjustments	2,218	1,546
Other	3,531	(242)
Changes in operating assets and liabilities:
Accounts receivable	(8,896)	2,746
Inventories	(582)	(14,909)
Operating lease right of use assets and lease liabilities	262	(456)
Other assets	3,070	(6,813)
Accounts payable	4,648	11,263
Deferred and unearned revenue	752	15,699
Other liabilities	(16,399)	(11,339)
Net cash provided by operating activities	121,337	233,807
Cash flows from investing activities:
Purchase of property and equipment	(86,120)	(58,920)
Other	53	2,475
Net cash used for investing activities	(86,067)	(56,445)
Cash flows from financing activities:
Repayments on long-term debt	(4)	(117,375)
Proceeds from issuance of common stock	2,515	11,170
Purchase of treasury stock	(83,676)	(1,414)
Payments of debt issuance costs	—	(900)
Payments on finance lease obligations	(3,459)	(3,546)
Net cash used for financing activities	(84,624)	(112,065)
Net change in cash, cash equivalents and restricted cash	(49,354)	65,297
Cash, cash equivalents and restricted cash, beginning of year	306,876	375,159
Cash, cash equivalents and restricted cash, end of period	$257,522	$440,456

Supplemental cash flow disclosure information:
Cash paid for interest	$11,000	$17,316
Cash paid for taxes	$6,617	$9,293
Capital expenditures accrued at the end of the period	$11,167	$10,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Basis of Presentation
Nature of Operations
National Vision Holdings, Inc. (“NVHI,” the “Company,” “we,” “our,” or “us”) is a holding company whose operating subsidiaries include its indirect wholly-owned subsidiary, National Vision, Inc. (“NVI”) and NVI’s wholly-owned subsidiaries. We are a leading value retailer of eyeglasses and contact lenses in the United States. We operated 1,332 and 1,278 retail optical locations in the United States and its territories as of October 1, 2022 and January 1, 2022, respectively, through our five store brands, including America’s Best Contacts and Eyeglasses (“America’s Best”), Eyeglass World, Vista Optical locations on select U.S. Army/Air Force military bases (“Military”) and within select Fred Meyer stores, and our management & services arrangement with Walmart (“Legacy”).
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
Certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted; however, we believe that the disclosures included herein are sufficient for a fair presentation of the information presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the fiscal year ended January 1, 2022 included in the 2021 Annual Report on Form 10-K. The Company’s significant accounting policies are set forth in Note 1 within those consolidated financial statements. We use the same accounting policies in preparing interim condensed consolidated financial information and annual consolidated financial statements. There were no changes to our significant accounting policies during the nine months ended October 1, 2022.
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
The Company has consolidated certain entities meeting the definition of a variable interest entity (“VIE”) as the Company concluded that it is the primary beneficiary of the entities under the provisions of Accounting Standards Codification 810, Consolidation. At October 1, 2022, the variable interest entities include 31 professional corporations. The total assets of the consolidated VIEs included in the accompanying Condensed Consolidated Balance Sheets as of October 1, 2022 and January 1, 2022, were $3.3 million and $6.0 million, respectively, and the total liabilities of the consolidated VIEs were $3.7 million and $6.8 million, respectively.
Fiscal Year
Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31. Fiscal year 2022 contains 52 weeks and will end on December 31, 2022. All three and nine month periods presented herein contain 13 and 39 weeks, respectively. All references to years and quarters relate to fiscal periods rather than calendar periods.

Seasonality
The consolidated results of operations for the three and nine months ended October 1, 2022 and October 2, 2021, are not necessarily indicative of the results to be expected for the full fiscal year due to seasonality and uncertainty of general economic conditions that may impact our key end markets. Historically, our business has realized a higher portion of net revenue, income from operations, and cash flows from operations in the first half of the year, and a lower portion of net revenue, income from operations, and cash flows from operations in the fourth fiscal quarter. The first half seasonality is attributable primarily to the timing of our customers’ personal income tax refunds and annual health insurance program start/reset periods, although delays in tax refund timing have occurred in 2020 and 2021, and may continue to occur in future years. Seasonality related to fourth quarter holiday spending by retail customers generally does not impact our business. Our quarterly consolidated results generally may also be affected by the timing of new store openings, store closings, and certain holidays.
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
Income Taxes
Our effective tax rates for the three months ended October 1, 2022 and October 2, 2021 were 33.7% and 8.8%, respectively, reflecting our statutory federal and state rate of 25.5% and effects of other permanent items as well as discrete benefits from stock option exercises of $9.1 million during the three months ended October 2, 2021. Our effective tax rates for the nine months ended October 1, 2022 and October 2, 2021 were 29.8% and 15.7%, respectively, reflecting our statutory federal and state rate of 25.5% and effects of other permanent items, discrete benefits from stock option exercises of $13.6 million, as well as a stranded tax effect of $2.1 million associated with our matured interest rate swaps during the nine months ended October 2, 2021.
Sale of Equity Method Investee
During the third quarter of fiscal year 2021, a former equity method investee was acquired by a third party and in connection therewith the Company sold all of its ownership interests and received $2.4 million upon the consummation of the sale.
Share Repurchases
During the nine months ended October 1, 2022, the Company repurchased 2.7 million shares of its common stock for $80.0 million under the share repurchase program. After these repurchases, $50.0 million remains available under the share repurchase authorization.
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
Inflation Reduction Act. In August 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”) which, among other things, provides for a 15% corporate alternative minimum tax based on a prescribed measure of income as well as a 1% excise tax on stock repurchases. We are continuing to evaluate the provisions of the IRA but currently do not anticipate either of these provisions will have a material effect on our financial statements or operations, or our current share repurchase program.
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

2. Details of Certain Balance Sheet Accounts
The following table provides a reconciliation of cash and cash equivalents reported within the Condensed Consolidated Balance sheets to the total of Cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statement of Cash Flows:

	Nine Months Ended
In thousands	October 1, 2022	October 2, 2021
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$256,209	$439,117
Restricted cash included in other assets	1,313	1,339
	$257,522	$440,456

The following tables provide additional details of certain balance sheet accounts as of the dates shown below:

In thousands	As of October 1, 2022	As of January 1, 2022
Accounts receivable, net:
Trade receivables	$34,213	$32,504
Credit card receivables	16,266	17,010
Other receivables (1)	13,988	6,685
Allowance for credit losses	(644)	(502)
	$63,823	$55,697
(1) Includes Coronavirus Aid, Relief, and Economic Security (“CARES”) Act receivable in the amount of $6.7 million as of October 1, 2022.

In thousands	As of October 1, 2022	As of January 1, 2022
Inventories:
Raw materials and work in process (1)	$65,834	$65,262
Finished goods	56,198	58,407
	$122,032	$123,669
(1)Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not separately present raw materials and work in process.

In thousands	As of October 1, 2022	As of January 1, 2022
Other payables and accrued expenses:
Associate compensation and benefits (1)	$36,761	$55,670
Self-insurance liabilities	9,108	9,034
Capital expenditures	11,167	10,571
Advertising	2,122	6,962
Reserves for customer returns and remakes	6,841	7,556
Legacy management & services agreement	4,966	5,518
Income taxes payable	7,427	310
Supplies and other store support expenses	3,679	5,511
Litigation settlements	309	2,100
Fair value of derivative liabilities	—	2,846
Other	18,498	13,245
	$100,878	$119,323
(1) Includes the CARES Act deferred employer payroll taxes in the amount of $6.7 million as of October 1, 2022.

In thousands	As of October 1, 2022	As of January 1, 2022
Other non-current liabilities:
Fair value of derivative liabilities	$—	$488
Self-insurance liabilities	6,390	6,170
Other	2,555	2,316
	$8,945	$8,974

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
Non-recurring fair value measurements
Tangible Long-lived and Right of Use (“ROU”) Store Assets
We recognized impairments of $1.3 million and $5.2 million during the three and nine months ended October 1, 2022, respectively, and no impairment and $1.5 million during the three and nine months ended October 2, 2021, respectively, related to our long-lived tangible store assets and ROU assets. The impairments were primarily driven by lower than projected customer sales volume in certain stores. The cash flows used in estimating fair value were discounted using market rates from 7.5% to 9.3%. A decrease in the estimated cash flows would lead to a lower fair value measurement, as would an increase in the discount rate. These non-recurring fair value measurements are classified as Level 3 measurements in the fair value hierarchy. The estimated remaining fair value of the assets impaired during the nine months ended October 1, 2022 and October 2, 2021 was $5.5 million and $2.9 million, respectively; the estimated remaining fair values include amounts estimated at various dates during the related fiscal years. Substantially all of the remaining fair value of the impaired store assets represents the fair value of ROU assets.
Additional fair value information
Long-term Debt - 2025 Notes
The Company has $402.5 million in aggregate principal amount of 2.50% convertible senior notes due on May 15, 2025 (the “2025 Notes”) issued and outstanding as of October 1, 2022. Refer to Note 4. “Long-term Debt” for more information on the 2025 Notes. The estimated fair value of the 2025 Notes was approximately $498.2 million and $674.9 million as of October 1, 2022 and January 1, 2022, respectively. The estimated fair value of the 2025 Notes is based on the prices the 2025 Notes have traded in the market, as well as overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates, and represents a Level 2 measurement in the fair value hierarchy. Refer to Note 4. “Long-term Debt” for more information on the 2025 Notes.

4. Long-term Debt

Long-term debt consists of the following:

In thousands	As of October 1, 2022	As of January 1, 2022
2025 Notes, due May 15, 2025	$402,497	$402,500
Term loan, due July 18, 2024	150,000	150,000
Revolving credit facility, due July 18, 2024	—	—
Long-term debt before debt discount	552,497	552,500
Unamortized discount and issuance costs - 2025 Notes	(6,314)	(7,986)
Unamortized discount and issuance costs - term loan	(663)	(948)
Long-term debt less debt discount	545,520	543,566
Less current maturities	—	—
Long-term debt - non-current portion	545,520	543,566
Finance lease obligations	22,635	26,514
Less current maturities	(3,975)	(3,999)
Long-term debt and finance lease obligations, less current portion and debt discount	$564,180	$566,081
Credit Agreement
We were in compliance with all covenants related to our long-term debt as of October 1, 2022.
2025 Notes
We recognized the following in interest expense (income), net related to the 2025 Notes:

	Three Months Ended		Nine Months Ended
In thousands	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Contractual interest expense	$2,516	$2,516	$7,547	$7,547
Amortization of issuance costs	$599	$581	$1,679	$1,627
As of October 1, 2022, the remaining period for the unamortized debt issuance costs balance was approximately three years. An immaterial amount of the principal balance of the 2025 Notes was converted during the nine months ended October 1, 2022.
As of October 1, 2022, the stock price conditions under which the 2025 Notes can be converted at the holders’ option were not met.

5. Interest Rate Derivatives
We are party to an interest rate collar to offset the variability of cash flows in LIBOR-indexed debt interest payments. To manage credit risk associated with our interest rate hedging program, we select as counterparties major financial institutions with investment grade credit ratings. The aggregate notional amount of the interest rate collar, which is not designated as a cash flow hedge, was $350.0 million as of October 1, 2022. The fair value of our interest rate collar instrument was an asset of $14.2 million ($8.2 million in Prepaid expenses and other current assets and $6.0 million in Other assets) as of October 1, 2022, and a liability of $3.3 million ($2.8 million in Other payables and accrued expenses and $0.5 million in Other non-current liabilities) as of January 1, 2022. See Note 3. “Fair Value Measurement” for further details.
We recognized (gains) losses on the change in fair value of the interest rate collar of $(6.7) million and $(16.5) million during the three and nine months ended October 1, 2022, respectively, and $0.2 million and $(1.3) million during the three and nine months ended October 2, 2021, respectively, in interest expense (income), net. We recognized $1.5 million in interest expense (income), net during the nine months ended October 2, 2021 related to our interest rate swaps that were considered to be highly effective hedges and that matured during the nine months ended October 2, 2021.

Cash flows related to derivatives qualifying as hedges are included in the same section of the Condensed Consolidated Statements of Cash Flows as the underlying assets and liabilities being hedged. Cash flows during the nine months ended October 1, 2022 and October 2, 2021 related to derivatives not qualifying as hedges were included in the operating section of the Condensed Consolidated Statements of Cash Flows and were immaterial.
As of October 1, 2022 we expect to reclassify approximately $0.8 million of unrealized losses on derivative instruments, net of tax, from Accumulated other comprehensive loss (“AOCL”) into earnings in the next 12 months as the derivative instruments mature. See Note 12. “Accumulated Other Comprehensive Loss” for more information about AOCL.

6. Stock Incentive Plans
During the nine months ended October 1, 2022, the Company granted 163,062 performance-based restricted stock units (“PSUs”) and 317,203 time-based restricted stock units (“RSUs”) to eligible employees and non-employee directors under the National Vision Holdings, Inc. 2017 Omnibus Incentive Plan (the “2017 Omnibus Incentive Plan”). The PSUs granted in fiscal 2022 are settled after the end of the performance period (i.e., cliff vesting), which begins on the first day of our 2022 fiscal year and ends on the last day of our 2024 fiscal year, and are based on the Company’s achievement of certain performance targets. The RSUs granted in fiscal 2022 vest primarily in three equal installments.

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
The following disaggregation of revenues depicts our revenue based on the timing of revenue recognition:

	Three Months Ended		Nine Months Ended
In thousands	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenues recognized at a point in time	$459,196	$473,449	$1,412,526	$1,471,856
Revenues recognized over time	40,011	44,556	123,947	129,818
Total net revenue	$499,207	$518,005	$1,536,473	$1,601,674
Refer to Note 10. “Segment Reporting” for the Company’s disaggregation of net revenue by reportable segment. As the reportable segments are aligned by similar economic factors, trends and customers, the reportable segment disaggregation view best depicts how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors.
We record reductions in revenue for estimated price concessions granted to managed care providers. The Company considers its revenue from managed care customers to include variable consideration and estimates such amounts associated with managed care customer revenues using the history of concessions provided and cash receipts from managed care providers; we reduced our net revenue for variable consideration of $4.3 million and $2.4 million during the three months ended October 1, 2022 and October 2, 2021, respectively, and $10.0 million and $7.0 million during the nine months ended October 1, 2022 and October 2, 2021, respectively.
Contract Assets and Liabilities
The Company’s contract assets and contract liabilities primarily result from timing differences between the performance of our obligations and the customer’s payment.

Accounts Receivable
Credit loss expense recognized on our receivables, which is presented in SG&A expenses in the Company’s condensed consolidated statements of operations, were $0.2 million and $0.3 million for the three months ended October 1, 2022 and October 2, 2021, respectively, as compared to $0.8 million and $0.6 million for the nine months ended October 1, 2022 and October 2, 2021, respectively.
Unsatisfied Performance Obligations (Contract Liabilities)
During the three months ended October 1, 2022 and October 2, 2021, we recognized $23.3 million and $24.6 million, respectively, of deferred revenues outstanding at the beginning of each respective period. During the nine months ended October 1, 2022 and October 2, 2021, we recognized $56.8 million and $50.4 million, respectively, of deferred revenues outstanding at the beginning of each respective period.
Our deferred revenue balance as of October 1, 2022 was $86.4 million. We expect future revenue recognition of this balance of $23.0 million, $46.5 million, $13.7 million, $3.1 million and $0.1 million in fiscal years 2022, 2023, 2024, 2025 and thereafter, respectively.

8. Leases

Our lease costs for the three and nine months ended October 1, 2022 and October 2, 2021 were as follows:

	Three Months Ended		Nine Months Ended
In thousands	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Operating lease cost
Fixed lease cost (a)	$22,985	$21,035	$67,422	$62,589
Variable lease cost (b)	8,215	7,976	24,568	22,894
Sublease income (c)	(930)	(866)	(2,750)	(2,695)
Finance lease cost
Amortization of finance lease assets	1,025	1,113	3,186	3,349
Interest on finance lease liabilities	572	716	1,830	2,239
Net lease cost	$31,867	$29,974	$94,256	$88,376

(a) Includes short-term leases, which are immaterial.
(b) Includes costs for insurance, real estate taxes and common area maintenance expenses, which are variable, as are lease costs above minimum thresholds for Fred Meyer stores and lease costs for Military stores.

(c) Income from sub-leasing of stores includes rental income from leasing space to independent optometrists.

Lease Term and Discount Rate	As of October 1, 2022	As of January 1, 2022
Weighted average remaining lease term (months)
Operating leases	76	76
Finance leases	67	72
Weighted average discount rate (a)
Operating leases	4.4%	4.5%
Finance leases (b)	11.0%	11.7%

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

In thousands	Nine Months Ended
Other Information	October 1, 2022	October 2, 2021
Operating cash outflows - operating leases	$71,859	$66,358
Right of use assets acquired under operating leases	$86,722	$64,260
The following table summarizes the maturity of our lease liabilities as of October 1, 2022:

In thousands	Operating Leases (a)	Finance Leases (b)
Fiscal Year
2022	$9,352	$1,196
2023	97,878	6,191
2024	87,344	4,734
2025	83,076	4,888
2026	64,409	4,496
Thereafter	153,798	6,887
Total lease liabilities	495,857	28,392
Less: Interest	64,834	5,757
Present value of lease liabilities (c)	$431,023	$22,635

(a) Operating lease payments include $41.6 million related to options to extend lease terms that are reasonably certain of being exercised.
(b) Finance lease payments include $1.7 million related to options to extend lease terms that are reasonably certain of being exercised.
(c) The present value of lease liabilities excludes $11.5 million of legally binding minimum lease payments for leases signed but not yet commenced.

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
On September 23, 2022, we were served with notice of a lawsuit filed by a former employee in California state court alleging, on behalf of a proposed class of employees, several violations of California wage and hour laws. We believe that the claims are without merit and intend to oppose the certification of a class and to defend the litigation vigorously.

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
Asset information is not included in the following summary since the CODM does not regularly review such information for the reportable segments.

	Three Months Ended October 1, 2022
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Net product services	$323,472	$23,728	$61,939	$1,562	$410,701
Net sales of services and plans	74,710	12,935	—	861	88,506
Total net revenue	398,182	36,663	61,939	2,423	499,207
Cost of products	94,653	11,374	54,129	489	160,645
Cost of services and plans	66,470	5,685	—	—	72,155
Total costs applicable to revenue	161,123	17,059	54,129	489	232,800
SG&A	156,430	14,221	54,377	—	225,028
Asset impairment	—	—	1,263	—	1,263
Other expense (income), net	—	—	(95)	—	(95)
EBITDA	$80,629	$5,383	$(47,735)	$1,934
Depreciation and amortization					24,852
Interest expense (income), net					(1,977)
Earnings before income taxes					$17,336

	Three Months Ended October 2, 2021
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Net product sales	$338,931	$24,934	$58,063	$3,666	$425,594
Net sales of services and plans	77,171	15,908	—	(668)	92,411
Total net revenue	416,102	40,842	58,063	2,998	518,005
Cost of products	95,004	12,012	50,477	878	158,371
Cost of services and plans	61,695	6,392	—	—	68,087
Total costs applicable to revenue	156,699	18,404	50,477	878	226,458
SG&A	156,814	14,363	47,037	—	218,214
Asset impairment	—	—	—	—	—
Other expense (income), net	—	—	(2,437)	—	(2,437)
EBITDA	$102,589	$8,075	$(37,014)	$2,120
Depreciation and amortization					25,059
Interest expense (income), net					5,743
Earnings before income taxes					$44,968

	Nine Months Ended October 1, 2022
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Net product sales	$1,007,376	$75,659	$185,521	$(3,002)	$1,265,554
Net sales of services and plans	227,883	40,999	—	2,037	270,919
Total net revenue	1,235,259	116,658	185,521	(965)	1,536,473
Costs of products	290,957	35,787	162,093	(612)	488,225
Costs of services and plans	197,385	17,794	—	—	215,179
Total costs applicable to revenue	488,342	53,581	162,093	(612)	703,404
SG&A	470,125	44,085	167,201	—	681,411
Asset impairment	—	—	5,178	—	5,178
Other expense, net	—	—	170	—	170
EBITDA	$276,792	$18,992	$(149,121)	$(353)
Depreciation and amortization					75,248
Interest expense (income), net					(2,158)
Earnings before income taxes					$73,220

	Nine Months Ended October 2, 2021
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Net product sales	$1,069,678	$79,209	$180,801	$(2,821)	$1,326,867
Net sales of services and plans	239,028	48,815	—	(13,036)	274,807
Total net revenue	1,308,706	128,024	180,801	(15,857)	1,601,674
Costs of products	290,647	37,781	157,186	(524)	485,090
Costs of services and plans	182,947	19,057	—	—	202,004
Total costs applicable to revenue	473,594	56,838	157,186	(524)	687,094
SG&A	465,690	43,458	166,894	—	676,042
Asset impairment	—	—	1,478	—	1,478
Other expense (income), net	—	—	(2,567)	—	(2,567)
EBITDA	$369,422	$27,728	$(142,190)	$(15,333)
Depreciation and amortization					72,639
Interest expense (income), net					22,261
Earnings before income taxes					$144,727

11. Earnings Per Share

Diluted EPS related to the 2025 Notes is calculated using the if-converted method; the number of dilutive shares is based on the initial conversion rate associated with the 2025 Notes. The 2025 Notes were antidilutive for the three months ended October 1, 2022. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations is as follows:

	Three Months Ended		Nine Months Ended
In thousands, except EPS	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income	$11,502	$40,992	$51,383	$122,025
After-tax interest expense for 2025 Notes	—	2,393	7,127	7,087
Numerator for diluted EPS	$11,502	$43,385	$58,510	$129,112
Weighted average shares outstanding for basic EPS	78,910	82,290	80,133	81,729
Effect of dilutive securities:
Stock options	168	709	189	1,107
Restricted stock	226	597	244	445
2025 Notes	—	12,912	12,911	12,912
Weighted average shares outstanding for diluted EPS	79,304	96,508	93,477	96,193
Basic EPS	$0.15	$0.50	$0.64	$1.49
Diluted EPS	$0.15	$0.45	$0.63	$1.34
Anti-dilutive securities excluded from diluted weighted average common shares	13,363	111	460	87

12. Accumulated Other Comprehensive Loss

Changes in the fair value of the Company’s cash flow hedge derivative instruments from their inception are recorded in AOCL if the instruments are deemed to be highly effective as cash flow hedges. The following table presents the changes in AOCL, net of tax during the three and nine months ended October 1, 2022 and October 2, 2021, respectively:

	Three Months Ended		Nine Months Ended
In thousands	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Cash flow hedging activity:
Balance at beginning of period	$(1,562)	$(3,093)	$(1,940)	$(4,400)
Other comprehensive income (loss) before reclassification	—	—	—	(10)
Tax effect of other comprehensive income (loss) before reclassification	—	—	—	3
Amount reclassified from AOCL into interest expense	255	340	762	4,959
Tax effect of amount reclassified from AOCL into interest expense	(65)	(87)	(194)	(1,267)
Stranded tax effect of matured interest rate swaps	—	—	—	(2,125)
Net current period other comprehensive income (loss), net of tax	190	253	568	1,560
Balance at end of period	$(1,372)	$(2,840)	$(1,372)	$(2,840)
See Note 5. “Interest Rate Derivatives” for a description of the Company’s use of cash flow hedging derivatives.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q (this “Form 10-Q”) and the audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2022 (the “2021 Annual Report on Form 10-K.”) This discussion contains forward-looking statements that reflect our plans, estimates and beliefs as of the date hereof and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of the 2021 Annual Report on Form 10-K and in the “Risk Factors” section of this Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Form 10-Q.
Overview
We are one of the largest and fastest growing optical retailers in the United States and a leader in the attractive value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best, regardless of their budget. Our mission is to make quality eye care and eyewear affordable and accessible to all Americans. We achieve this by providing eye exams, eyeglasses and contact lenses to value seeking and lower income consumers. We deliver exceptional value and convenience to our customers, with an opening price point that strives to be among the lowest in the industry, enabled by our low-cost operating platform. We reach our customers through a diverse portfolio of 1,332 retail stores across five brands and 13 e-commerce websites as of October 1, 2022.
Ongoing macroeconomic uncertainty of the U.S. economy, constraints to exam capacity and the COVID-19 pandemic continued to adversely affect our sales in the third quarter of 2022 and may continue to impact our performance going forward.
Consumer preferences and demand, as well as spending habits, including for our goods and services, are impacted by the prevailing macroeconomic conditions and uncertainty, inflation, salaries and wages, consumer confidence and consumer perception. The U.S. economy is experiencing high inflation because of changing economic conditions, labor shortages, supply chain constraints, logistics challenges, the conflict in Ukraine, and steps taken by governments and central banks in response to the pandemic as well as other stimulus and spending programs. These overall economic trends continued to impact consumer demand and adversely impact our sales in the third quarter of 2022.
Exam capacity, which encompasses the overall availability of vision care professionals, is impacted by several factors including retention, hiring, coverage and work schedules, and continued to be constrained in the third quarter of 2022. We remain focused on our strategy to provide our customers and patients reliable and quality low cost eye care and eyewear, and are taking certain actions to enhance our exam capacity through recruitment, retention and remote medicine initiatives.
As a result of the emergence of the Omicron variant and subvariants, the COVID-19 pandemic resulted in increased associate and vision care professional absences, adjusted work schedules and reduced consumer traffic to our stores in 2022. The ultimate impact of COVID-19 on our operations and financial performance in future periods remains uncertain and will depend on future pandemic-related developments, including potential new variants, supplier impacts and related government actions to prevent and manage disease spread.

Brand and Segment Information
Our operations consist of two reportable segments:
•Owned & Host - As of October 1, 2022, our owned brands consisted of 883 America’s Best Contacts and Eyeglasses retail stores and 136 Eyeglass World retail stores. In America’s Best stores, vision care services are provided by optometrists employed by us or by independent professional corporations or similar entities. America’s Best stores are primarily located in high-traffic strip centers next to value-focused retailers. Eyeglass World locations primarily feature eye care services provided by independent optometrists and optometrists employed by independent professional corporations or similar entities and on-site optical laboratories that enable stores to quickly fulfill many customer orders and make repairs on site. Eyeglass World stores are primarily located in freestanding or in-line locations near high-foot-traffic shopping centers. Our Host brands consisted of 54 Vista Optical locations on select military bases and 29 Vista Optical locations within select Fred Meyer stores as of October 1, 2022. We have strong, long-standing relationships with our Host partners and have maintained each partnership for over 22 years. These brands provide eye exams primarily by independent optometrists. All brands utilize our centralized laboratories. This segment also includes sales from our America’s Best, Eyeglass World, and Military omni-channel websites.
•Legacy - We manage the operations of, and supply inventory and laboratory processing services to, 230 Vision Centers in Walmart retail locations as of October 1, 2022. This strategic relationship with Walmart is in its 32nd year. Pursuant to a January 2020 amendment to our management & services agreement with Walmart, we added five additional Vision Centers in Walmart stores in fiscal year 2020. On July 17, 2020, NVI and Walmart extended the current term and economics of the management & services agreement by three years to February 23, 2024. Under the management & services agreement, our responsibilities include ordering and maintaining merchandise inventory; arranging the provision of optometry services; providing managers and staff at each location; training personnel; providing sales receipts to customers; maintaining necessary insurance; obtaining and holding required licenses, permits and accreditations; owning and maintaining store furniture, fixtures and equipment; and developing annual operating budgets and reporting. We earn management fees as a result of providing such services and therefore we record revenue related to sales of products and product protection plans to our Legacy partner’s customers on a net basis. Our management & services agreement also allows our Legacy partner to collect penalties if the Vision Centers do not generate a requisite amount of revenues. No such penalties have been assessed under our current arrangement, which began in 2012. We also sell to our Legacy partner merchandise that is stocked in retail locations we manage pursuant to a separate supplier agreement, and provide centralized laboratory services for the finished eyeglasses for our Legacy partner’s customers in stores that we manage. We lease space from Walmart within or adjacent to each of the locations we manage and use this space for vision care services provided by independent optometrists or optometrists employed by us or by independent professional corporations or similar entities. During the nine months ended October 1, 2022, sales associated with this arrangement represented 7.6% of consolidated net revenue. This exposes us to concentration of customer risk.

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
Vision care professional recruitment, coverage, and expanded offerings
Our ability to continue to attract and retain qualified vision care professionals affect exam capacity and is critical to our operations. Our operations, like those of many of our competitors, depend on our ability to offer both eyewear and eye exams. We compete with other optical retail companies, health systems and group practices for vision care professionals. We, as well as the professional corporations or similar entities that employ optometrists in certain of our retail locations, could face difficulties attracting and retaining qualified professionals if we or such corporations fail to offer competitive compensation and benefits. Increased compensation for vision care professionals could raise our costs and negatively affect our margins. We believe the impacts of the COVID-19 pandemic on vision care professional availability, including a competitive recruiting market and preferences for adjusted work schedules, and the demand for optometrists exceeding supply in certain areas in the first nine months of fiscal year 2022 have caused constraints in exam capacity. Due to these factors the costs to employ or retain optometrists have increased and may increase further, potentially materially. We are investing in recruitment and retention initiatives along with continuing our implementation of remote medicine technologies.
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
Pricing strategy
We are committed to providing our products to our customers at low prices. We generally employ a simple low price/high value strategy that consistently delivers savings to our customers without the need for extensive promotions. Inflationary pressures, including wage investments, consumer confidence and preferences and increased raw material costs, have impacted, and could further impact, our profitability and lead us to attempt to offset such increases through various pricing actions. Effective May 9, 2022 we changed the price of our America’s Best signature offer to “two pairs of eyeglasses for $79.95, including a free eye exam” from its prior $69.95 price. Effective March 14, 2022, we changed the price of our Eyeglass World opening offer to “two pairs of eyeglasses for $89” from its prior price of $78. We believe that these changes will enable us to continue to offer the best possible value and service to our customers at prices that allow us to maintain our brands’ strong value propositions in the marketplace.
Comparable store sales growth
Comparable store sales growth is a key driver of our business, and our value proposition will continue to drive comparable store sales growth as we attract new customers and increase loyalty with existing customers. During the nine months ended October 1, 2022 comparable store sales growth was negatively impacted due to overall economic trends impacting consumer preferences and demand, constraints on exam capacity in certain markets and the Omicron COVID-19 variant. We believe our business model of providing exceptional value and convenience to customers, enabled by our low-cost operating platform may mitigate these impacts to a certain extent. Our strategies to mitigate these effects include, but are not limited to, investing in recruitment and retention initiatives along with continuing our implementation of remote medicine technologies and optimizing our marketing investments. The impact of macroeconomic factors, the COVID-19 pandemic and constraints on exam capacity on our comparable store sales growth remains uncertain, and effects and relevant risk exposures may be exacerbated in the future.
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

	Three Months Ended		Nine Months Ended
In thousands, except earnings per share, percentage and store data	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenue:
Net product sales	$410,701	$425,594	$1,265,554	$1,326,867
Net sales of services and plans	88,506	92,411	270,919	274,807
Total net revenue	499,207	518,005	1,536,473	1,601,674
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	160,645	158,371	488,225	485,090
Services and plans	72,155	68,087	215,179	202,004
Total costs applicable to revenue	232,800	226,458	703,404	687,094
Operating expenses:
Selling, general and administrative expenses	225,028	218,214	681,411	676,042
Depreciation and amortization	24,852	25,059	75,248	72,639
Asset impairment	1,263	—	5,178	1,478
Other expense (income), net	(95)	(2,437)	170	(2,567)
Total operating expenses	251,048	240,836	762,007	747,592
Income from operations	15,359	50,711	71,062	166,988
Interest expense (income), net	(1,977)	5,743	(2,158)	22,261
Earnings before income taxes	17,336	44,968	73,220	144,727
Income tax provision	5,834	3,976	21,837	22,702
Net income	$11,502	$40,992	$51,383	$122,025

Operating data:
Number of stores open at end of period	1,332	1,262	1,332	1,262
New stores opened during the period	18	14	57	59
Adjusted Operating Income	$21,463	$54,736	$94,547	$187,985
Diluted EPS	$0.15	$0.45	$0.63	$1.34
Adjusted Diluted EPS	$0.15	$0.38	$0.69	$1.35
Adjusted EBITDA	$44,443	$77,923	$164,179	$255,008

Percentage of net revenue:
Total costs applicable to revenue	46.6%	43.7%	45.8%	42.9%
Selling, general and administrative	45.1%	42.1%	44.3%	42.2%
Total operating expenses	50.3%	46.5%	49.6%	46.7%
Income from operations	3.1%	9.8%	4.6%	10.4%
Net income	2.3%	7.9%	3.3%	7.6%
Adjusted Operating Income	4.3%	10.6%	6.2%	11.7%
Adjusted EBITDA	8.9%	15.0%	10.7%	15.9%

Three Months Ended October 1, 2022 compared to Three Months Ended October 2, 2021
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for the three months ended October 1, 2022 compared to the three months ended October 2, 2021.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Three Months Ended October 1, 2022	Three Months Ended October 2, 2021	October 1, 2022	October 2, 2021	Three Months Ended October 1, 2022		Three Months Ended October 2, 2021
Owned & Host segment
America’s Best	(7.8)%	0.0%	883	826	$336,759	67.5%	$351,706	67.9%
Eyeglass World	(7.8)%	1.7%	136	123	53,153	10.6%	55,520	10.7%
Military	(6.3)%	(0.6)%	54	54	5,492	1.1%	5,865	1.1%
Fred Meyer	(7.6)%	(1.6)%	29	29	2,778	0.6%	3,011	0.6%
Owned & Host segment total			1,102	1,032	$398,182	79.8%	$416,102	80.3%
Legacy segment	(10.7)%	0.0%	230	230	36,663	7.3%	40,842	7.9%
Corporate/Other	—%	—%	—	—	61,939	12.4%	58,063	11.2%
Reconciliations	—%	—%	—	—	2,423	0.5%	2,998	0.6%
Total	(8.0)%	3.4%	1,332	1,262	$499,207	100.0%	$518,005	100.0%
Adjusted Comparable Store Sales Growth(3)	(8.1)%	0.2%
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
(3)There are two differences between total comparable store sales growth based on consolidated net revenue and Adjusted Comparable Store Sales Growth: (i) Adjusted Comparable Store Sales Growth includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in a decrease of 3.0% from total comparable store sales growth based on consolidated net revenue for the three months ended October 2, 2021, and (ii) Adjusted Comparable Store Sales Growth includes retail sales to the Legacy partner’s customers (rather than the revenues recognized consistent with the management & services agreement with the Legacy partner), resulting in a decrease of 0.1% and a decrease of 0.2% from total comparable store sales growth based on consolidated net revenue for the three months ended October 1, 2022 and October 2, 2021, respectively.
Total net revenue of $499.2 million for the three months ended October 1, 2022 decreased $18.8 million, or 3.6%, from $518.0 million for the three months ended October 2, 2021. The decrease was driven primarily by reduced Adjusted Comparable Store Sales Growth, partially offset by growth from new store sales.
In the three months ended October 1, 2022, we opened 11 America’s Best stores and seven Eyeglass World stores. Overall, store count grew 5.5% from October 2, 2021 to October 1, 2022 (57 and 13 net new America’s Best and Eyeglass World were added, respectively).
Comparable store sales growth and Adjusted Comparable Store Sales Growth for the three months ended October 1, 2022 were (8.0)% and (8.1)%, respectively, primarily due to a decrease in customer transactions. Comparable store sales growth and Adjusted Comparable Store Sales Growth were negative during the three months ended October 1, 2022 due to overall economic trends impacting customer demand and constraints affecting exam capacity in certain markets.

Net product sales comprised 82.3% and 82.2% of total net revenue for the three months ended October 1, 2022 and October 2, 2021, respectively. Net product sales decreased $14.9 million, or 3.5%, in the three months ended October 1, 2022 compared to the three months ended October 2, 2021, driven primarily by a $19.2 million, or 6.5% decrease in eyeglass sales. Net sales of services and plans decreased $3.9 million, or 4.2%, driven primarily by a $2.2 million, or 20.2% decrease in management fees from our Legacy partner.
Owned & Host segment net revenue. Net revenue decreased $17.9 million, or 4.3%, driven primarily by negative comparable store sales growth partially offset by new store openings.
Legacy segment net revenue. Net revenue decreased $4.2 million, or 10.2%, driven by negative comparable store sales growth.
Corporate/Other segment net revenue. Net revenue increased $3.9 million, or 6.7%, driven primarily by increases in wholesale fulfillment.
Net revenue reconciliations. Net revenue was negatively impacted by $0.6 million due to the timing of unearned revenue, which was partially offset by the recognition of deferred revenue for the three months ended October 1, 2022 compared to the three months ended October 2, 2021. Net revenue was negatively impacted by $2.1 million due to the timing of unearned revenue during the three months ended October 1, 2022. Net revenue was positively impacted by $1.5 million due to lower sales of product protection plan and club memberships during the three months ended October 1, 2022.

Costs applicable to revenue
Costs applicable to revenue of $232.8 million for the three months ended October 1, 2022 increased $6.3 million, or 2.8%, from $226.5 million for the three months ended October 2, 2021. As a percentage of net revenue, costs applicable to revenue increased from 43.7% for the three months ended October 2, 2021 to 46.6% for the three months ended October 1, 2022. This increase as a percentage of net revenue was primarily driven by higher growth in optometrist-related costs, reduced eyeglass mix and lower eyeglass margin.
Costs of products as a percentage of net product sales increased from 37.2% for the three months ended October 2, 2021 to 39.1% for the three months ended October 1, 2022, primarily driven by reduced eyeglass mix and lower eyeglass margin.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales increased from 28.0% for the three months ended October 2, 2021 to 29.3% for the three months ended October 1, 2022. The increase was primarily driven by reduced eyeglass mix and lower eyeglass margin.
Legacy segment costs of products. Costs of products as a percentage of net product sales decreased from 48.2% for the three months ended October 2, 2021 to 47.9% for the three months ended October 1, 2022. The decrease was primarily driven by a higher mix of managed care customer transactions versus non-managed care customer transactions. Legacy segment managed care net product revenue is recorded in net product sales while revenue associated with servicing non-managed care customers is recorded in net sales of services and plans. Eyeglass and contact lens product costs for both managed care and non-managed care net revenue are recorded in costs of products. Increases in managed care mix decrease costs of products as a percentage of net product sales and have a corresponding negative impact on costs of services as a percentage of net sales of services and plans in our Legacy segment.
Costs of services and plans as a percentage of net sales of services and plans increased from 73.7% for the three months ended October 2, 2021 to 81.5% for the three months ended October 1, 2022. The increase was primarily driven by higher growth in optometrist-related costs, partially offset by higher exam revenue.
Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans in the Owned & Host segment increased from 79.9% for the three months ended October 2, 2021 to 89.0% for the three months ended October 1, 2022. The increase was primarily driven by higher growth in optometrist-related costs.
Legacy segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans in the Legacy segment increased from 40.2% for the three months ended October 2, 2021 to 44.0% for the three months ended October 1, 2022. The increase was primarily driven by higher growth in optometrist-related costs.

Selling, general and administrative
SG&A of $225.0 million for the three months ended October 1, 2022 increased $6.8 million, or 3.1%, from the three months ended October 2, 2021. As a percentage of net revenue, SG&A increased from 42.1% for the three months ended October 2, 2021 to 45.1% for the three months ended October 1, 2022. The increase in SG&A as a percentage of net revenue was primarily driven by payroll, corporate expenses, including travel and entertainment expense, and occupancy expense, partially offset by lower advertising expense. SG&A for the three months ended October 1, 2022 and October 2, 2021 includes $0.2 million and $0.7 million, respectively, of incremental costs directly related to adapting the Company’s operations during the COVID-19 pandemic; these costs were not reflected as adjustments for the Company’s presentation of non-GAAP measures below.
Owned & Host SG&A. SG&A as a percentage of net revenue increased from 37.7% for the three months ended October 2, 2021 to 39.3% for the three months ended October 1, 2022, driven primarily by increases in payroll and occupancy expense, partially offset by lower advertising expense.
Legacy segment SG&A. SG&A as a percentage of net revenue increased from 35.2% for the three months ended October 2, 2021 to 38.8% for the three months ended October 1, 2022, driven primarily by higher payroll expense.
Depreciation and amortization
Depreciation and amortization expense of $24.9 million for the three months ended October 1, 2022 decreased $0.2 million, or 0.8%, from $25.1 million for the three months ended October 2, 2021.
Asset Impairment
We recognized $1.3 million for impairment of tangible long-lived assets and ROU assets associated with our retail stores during the three months ended October 1, 2022, compared to no impairment recognized during the three months ended October 2, 2021. The store asset impairment charge is primarily related to our Owned & Host segment and is driven by lower than projected customer sales volume in certain stores, and other entity-specific assumptions. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and the likelihood that these scenarios would be ultimately realized; and the remaining useful lives of the assets. Asset impairment expenses were recognized in Corporate/Other.
Other expense (income), net
The Company recorded a gain of $2.4 million in Other expense (income), net for the three months ended October 2, 2021 in connection with the acquisition of its former equity method investee by a third party. See Note 1. “Description of Business and Basis of Presentation” for further details.
Interest expense (income), net
Interest expense (income), net, was $(2.0) million for the three months ended October 1, 2022, compared to $5.7 million for the three months ended October 2, 2021. The change was primarily driven by gains of $6.0 million on our interest rate collar as a result of increasing interest rates.
Income tax provision
Our effective tax rates for the three months ended October 1, 2022 and October 2, 2021 were 33.7% and 8.8%, respectively, reflecting our statutory federal and state rate of 25.5% and effects of other permanent items as well as discrete benefits from stock option exercises of $9.1 million during the three months ended October 2, 2021.

Nine Months Ended October 1, 2022 compared to Nine Months Ended October 2, 2021
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for the nine months ended October 1, 2022 compared to the nine months ended October 2, 2021.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Nine Months Ended October 1, 2022	Nine Months Ended October 2, 2021	October 1, 2022	October 2, 2021	Nine Months Ended October 1, 2022		Nine Months Ended October 2, 2021
Owned & Host segment
America’s Best	(9.4)%	31.8%	883	826	$1,043,163	67.9%	$1,106,907	69.1%
Eyeglass World	(7.7)%	33.9%	136	123	166,155	10.8%	174,356	10.9%
Military	(5.5)%	22.6%	54	54	17,117	1.1%	18,112	1.1%
Fred Meyer	(5.4)%	21.2%	29	29	8,824	0.6%	9,331	0.6%
Owned & Host segment total			1,102	1,032	$1,235,259	80.4%	$1,308,706	81.7%
Legacy segment	(9.3)%	25.5%	230	230	116,658	7.6%	128,024	8.0%
Corporate/Other	—	—	—	—	185,521	12.1%	180,801	11.3%
Reconciliations	—	—	—	—	(965)	(0.1)%	(15,857)	(1.0)%
Total	(8.0)%	30.3%	1,332	1,262	$1,536,473	100.0%	$1,601,674	100.0%
Adjusted Comparable Store Sales Growth(3)	(9.1)%	31.1%
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
(3)There are two differences between total comparable store sales growth based on consolidated net revenue and Adjusted Comparable Store Sales Growth: (i) Adjusted Comparable Store Sales Growth includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in a decrease of 1.0% and an increase of 0.9% from total comparable store sales growth based on consolidated net revenue for the nine months ended October 1, 2022 and October 2, 2021, respectively, and (ii) Adjusted Comparable Store Sales Growth includes retail sales to the Legacy partner’s customers (rather than the revenues recognized consistent with the management & services agreement with the Legacy partner), resulting in a decrease of 0.1% and a decrease of 0.1% from total comparable store sales growth based on consolidated net revenue for the nine months ended October 1, 2022 and October 2, 2021, respectively.
Total net revenue of $1,536.5 million for the nine months ended October 1, 2022 decreased $65.2 million, or 4.1%, from $1,601.7 million for the nine months ended October 2, 2021. The decrease was driven primarily by reduced Adjusted Comparable Store Sales Growth, partially offset by growth from new store sales and recognition of deferred revenue.
In the nine months ended October 1, 2022, we opened 46 new America’s Best stores and 11 Eyeglass World stores, and closed three America’s Best stores. Overall, store count grew 5.5% from October 2, 2021 to October 1, 2022 (57, and 13 net new America’s Best and Eyeglass World stores were added, respectively).
Comparable store sales growth and Adjusted Comparable Store Sales Growth for the nine months ended October 1, 2022 were (8.0)% and (9.1)%, respectively, primarily due to a decrease in customer transactions and, to a lesser extent, lower average ticket. Comparable store sales growth and Adjusted Comparable Store Sales Growth were negative during the nine months ended October 1, 2022 due to overall economic trends impacting customer demand, constraints affecting exam capacity in certain markets and the Omicron COVID-19 variant impacting customer transactions.

Net product sales comprised 82.4% and 82.8% of total net revenue for the nine months ended October 1, 2022 and October 2, 2021, respectively. Net product sales decreased $61.3 million, or 4.6%, in the nine months ended October 1, 2022 compared to the nine months ended October 2, 2021, primarily due to a $69.0 million, or 7.4% decrease in eyeglass sales which was partially offset by a $4.3 million, or 1.5% increase in contact lens sales and $3.5 million, or 3.4% increase in wholesale fulfillment.
Net sales of services and plans for the nine months ended October 1, 2022 decreased $3.9 million, or 1.4%, compared to the nine months ended October 2, 2021, driven primarily by a $5.6 million, or 17.1% decrease in management fees from our Legacy partner, which was partially offset by higher exam revenues of $2.0 million, or 1.4% increase.
Owned & Host segment net revenue. Net revenue decreased $73.4 million, or 5.6%, driven primarily by negative comparable store sales growth partially offset by new store openings.
Legacy segment net revenue. Net revenue decreased $11.4 million, or 8.9%, driven by negative comparable store sales growth.
Corporate/Other segment net revenue. Net revenue increased $4.7 million, or 2.6%, driven primarily by increases in wholesale fulfillment.
Net revenue reconciliations. The impact of reconciliations positively impacted net revenue by $14.9 million in the nine months ended October 1, 2022 compared to the nine months ended October 2, 2021. Net revenue was negatively impacted by $0.2 million due to the timing of unearned revenue. Net revenue was positively impacted by $15.1 million due to lower sales of product protection plan and club memberships in the nine months ended October 1, 2022.
Costs applicable to revenue
Costs applicable to revenue of $703.4 million for the nine months ended October 1, 2022 increased $16.3 million, or 2.4%, from $687.1 million for the nine months ended October 2, 2021. As a percentage of net revenue, costs applicable to revenue increased from 42.9% for the nine months ended October 2, 2021 to 45.8% for the nine months ended October 1, 2022. This increase as a percentage of net revenue was primarily driven by higher growth in optometrist-related costs, reduced eyeglass mix and lower eyeglass margin.
Costs of products as a percentage of net product sales increased from 36.6% for the nine months ended October 2, 2021 to 38.6% for the nine months ended October 1, 2022, primarily driven by reduced eyeglass mix and lower eyeglass margin.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales increased from 27.2% for the nine months ended October 2, 2021 to 28.9% for the nine months ended October 1, 2022 driven by reduced eyeglass mix and lower eyeglass margin.
Legacy segment costs of products. Costs of products as a percentage of net product sales decreased from 47.7% for the nine months ended October 2, 2021 to 47.3% for the nine months ended October 1, 2022. The decrease was primarily driven by a higher mix of managed care customer transactions versus non-managed care customer transactions. Legacy segment managed care net product revenue is recorded in net product sales while revenue associated with servicing non-managed care customers is recorded in net sales of services and plans. Eyeglass and contact lens product costs for both managed care and non-managed care net revenue are recorded in costs of products. Increases in managed care mix decrease costs of products as a percentage of net product sales and have a corresponding negative impact on costs of services as a percentage of net sales of services and plans in our Legacy segment.
Costs of services and plans as a percentage of net sales of services and plans increased from 73.5% for the nine months ended October 2, 2021 to 79.4% for the nine months ended October 1, 2022. The increase was primarily driven by higher growth in optometrist-related costs, which were partially offset by higher eye exam revenue.
Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 76.5% for the nine months ended October 2, 2021 to 86.6% for the nine months ended October 1, 2022. The increase was primarily driven by higher growth in optometrist-related costs, which were partially offset by higher eye exam revenue.
Legacy segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 39.0% for the nine months ended October 2, 2021 to 43.4% for the nine months ended October 1, 2022. The increase was primarily driven by higher growth in optometrist-related costs.

Selling, general and administrative
SG&A of $681.4 million for the nine months ended October 1, 2022 increased $5.4 million, or 0.8%, from the nine months ended October 2, 2021. As a percentage of net revenue, SG&A increased from 42.2% for the nine months ended October 2, 2021 to 44.3% for the nine months ended October 1, 2022. The increase in SG&A as a percentage of net revenue was primarily driven by store payroll, corporate expenses, including travel and entertainment, and occupancy expense, partially offset by lower performance-based incentive compensation and lower advertising expense. SG&A for the nine months ended October 1, 2022 and October 2, 2021 includes $0.6 million and $1.4 million, respectively, of incremental costs directly related to adapting the Company’s operations during the COVID-19 pandemic.
Owned & Host SG&A. SG&A as a percentage of net revenue increased from 35.6% for the nine months ended October 2, 2021 to 38.1% for the nine months ended October 1, 2022, driven primarily by higher payroll and occupancy expense, partially offset by lower advertising expense.
Legacy segment SG&A. SG&A as a percentage of net revenue increased from 33.9% for the nine months ended October 2, 2021 to 37.8% for the nine months ended October 1, 2022 driven primarily by higher payroll expense.
Depreciation and amortization
Depreciation and amortization expense of $75.2 million for the nine months ended October 1, 2022 increased $2.6 million, or 3.6%, from $72.6 million for the nine months ended October 2, 2021 primarily driven by new store openings.
Asset impairment
We recognized $5.2 million for impairment of tangible long-lived assets and ROU assets associated with our retail stores during the nine months ended October 1, 2022 compared to $1.5 million recognized during the nine months ended October 2, 2021. The store asset impairment charge is primarily related to our Owned & Host segment and is driven by lower than projected customer sales volume in certain stores, and other entity-specific assumptions. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and the likelihood that these scenarios would be ultimately realized; and the remaining useful lives of the assets. Asset impairment expenses were recognized in Corporate/Other.
Other expense (income), net
The Company recorded a gain of $2.4 million in Other expense (income), net for the nine months ended October 2, 2021 in connection with the acquisition of its former equity method investee by a third party. See Note 1. “Description of Business and Basis of Presentation” for further details.
Interest expense (income), net
Interest expense (income), net was $(2.2) million for the nine months ended October 1, 2022, compared to $22.3 million for the nine months ended October 2, 2021. The change was primarily driven by gains of $16.7 million on our interest rate collar as a result of increasing interest rates.
Income tax provision
Our effective tax rates for the nine months ended October 1, 2022 and October 2, 2021 were 29.8% and 15.7%, respectively, reflecting our statutory federal and state rate of 25.5% and effects of other permanent items, discrete benefits from stock option exercises of $13.6 million as well as a stranded tax effect of $2.1 million associated with our matured interest rate swaps during the nine months ended October 2, 2021.

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
The following table reconciles our Adjusted Operating Income, Adjusted Operating Margin, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin to net income; and Adjusted Diluted EPS for the periods presented:

	Three Months Ended				Nine Months Ended
In thousands	October 1, 2022		October 2, 2021		October 1, 2022		October 2, 2021
Net income	$11,502	2.3%	$40,992	7.9%	$51,383	3.3%	$122,025	7.6%
Interest expense (income)	(1,977)	(0.4)%	5,743	1.1%	(2,158)	(0.1)%	22,261	1.4%
Income tax provision	5,834	1.2%	3,976	0.8%	21,837	1.4%	22,702	1.4%
Stock compensation expense (a)	3,168	0.6%	3,665	0.7%	10,540	0.7%	13,866	0.9%
Asset impairment (b)	1,263	0.3%	—	—%	5,178	0.3%	1,478	0.1%
Amortization of acquisition intangibles (c)	1,872	0.4%	1,872	0.4%	5,616	0.4%	5,616	0.4%
Other (f)	(199)	0.0%	(1,512)	(0.3)%	2,151	0.1%	37	0.0%
Adjusted Operating Income / Adjusted Operating Margin	$21,463	4.3%	$54,736	10.6%	$94,547	6.2%	$187,985	11.7%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding Some of the percentage totals in the table above do not foot due to rounding differences

	Three Months Ended				Nine Months Ended
In thousands	October 1, 2022		October 2, 2021		October 1, 2022		October 2, 2021
Net income	$11,502	2.3%	$40,992	7.9%	$51,383	3.3%	$122,025	7.6%
Interest expense (income)	(1,977)	(0.4)%	5,743	1.1%	(2,158)	(0.1)%	22,261	1.4%
Income tax provision	5,834	1.2%	3,976	0.8%	21,837	1.4%	22,702	1.4%
Depreciation and amortization	24,852	5.0%	25,059	4.8%	75,248	4.9%	72,639	4.5%
EBITDA	40,211	8.1%	75,770	14.6%	146,310	9.5%	239,627	15.0%

Stock compensation expense (a)	3,168	0.6%	3,665	0.7%	10,540	0.7%	13,866	0.9%
Asset impairment (b)	1,263	0.3%	—	—%	5,178	0.3%	1,478	0.1%
Other (f)	(199)	0.0%	(1,512)	(0.3)%	2,151	0.1%	37	0.0%
Adjusted EBITDA / Adjusted EBITDA Margin	$44,443	8.9%	$77,923	15.0%	$164,179	10.7%	$255,008	15.9%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding Some of the percentage totals in the table above do not foot due to rounding differences

	Three Months Ended		Nine Months Ended
In thousands, except per share amounts	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Diluted EPS	$0.15	$0.45	$0.63	$1.34
Stock compensation expense (a)	0.04	0.04	0.11	0.14
Asset impairment (b)	0.02	—	0.06	0.02
Amortization of acquisition intangibles (c)	0.02	0.02	0.06	0.06
Amortization of debt discount and deferred financing costs (d)	0.01	0.00	0.01	0.02
Losses (gains) on change in fair value of derivatives (e)	(0.08)	(0.01)	(0.18)	0.00
Other (i)	0.00	(0.02)	0.02	(0.02)
Tax benefit of stock option exercises (g)	0.00	(0.09)	0.00	(0.14)
Tax effect of total adjustments (h)	0.00	(0.01)	(0.02)	(0.06)
Adjusted Diluted EPS	$0.15	$0.38	$0.69	$1.35

Weighted average diluted shares outstanding	79,304	96,508	93,477	96,193
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
(f)Other adjustments include amounts that management believes are not representative of our operating performance (amounts in brackets represent reductions in Adjusted Operating Income, Adjusted Diluted EPS and Adjusted EBITDA), which are primarily related to excess payroll taxes on stock option exercises, executive severance and relocation and other expenses and adjustments, including our share of (gains) losses on equity method investments of $(2.4) million for each of the three and nine months ended October 2, 2021, and losses on other investments of $0.3 million for the nine months ended October 1, 2022.
(g)Tax benefit associated with accounting guidance requiring excess tax benefits related to stock option exercises to be recorded in earnings as discrete items in the reporting period in which they occur.
(h)Represents the income tax effect of the total adjustments at our combined statutory federal and state income tax rates.
(i)Reflects other expenses in (f) above, including the impact of stranded tax effect of $(2.1) million for the nine months ended October 2, 2021 associated with our interest rate swaps that matured in 2021, and $0.1 million debt issuance costs for the nine months ended October 2, 2021.
Liquidity and Capital Resources
Our primary cash needs are for inventory, payroll, store rent, advertising, capital expenditures associated with new stores and updating existing stores, as well as information and remote medicine technology and infrastructure, including our corporate office, distribution centers, and laboratories. When appropriate, the Company may utilize excess liquidity towards debt service requirements, including voluntary debt prepayments, or required interest and principal payments, if any, as well as repurchases of common stock, based on excess cash flows. We continue to prioritize the prudent use of cash, while safely conducting normal operations. The most significant components of our operating assets and liabilities are inventories, accounts receivable, prepaid expenses and other assets, accounts payable, deferred and unearned revenue and other payables and accrued expenses. We exercise prudence in our use of cash and closely monitor various items related to cash flow including, but not limited to, cash receipts, cash disbursements, payment terms and alternative sources of funding. We continue to be focused on these items in addition to other key measures we use to determine how our consolidated business and operating segments are performing. We believe that cash on hand, cash expected to be generated from operations and the availability of borrowings under our revolving credit facility will be sufficient to fund our working capital requirements, liquidity obligations, anticipated capital expenditures, and payments due under our existing debt for the next 12 months and thereafter for the foreseeable future. Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the refinancing or issuance of debt, issuance of equity or other securities, the proceeds of which could provide additional liquidity for our operations, as well as further modifications to our term loan where possible. However, our ability to maintain sufficient liquidity may be affected by numerous factors, many of which are outside our control. We primarily fund our working capital needs using cash provided by operations. Our working capital requirements for inventory will increase as we continue to open additional stores.

As of October 1, 2022, we had $256.2 million in cash and cash equivalents and $293.6 million of availability under our revolving credit facility, which includes $6.4 million in outstanding letters of credit.
As of October 1, 2022, we had $150.0 million of term loan outstanding under our credit agreement. We were in compliance with all covenants related to our long-term debt as of October 1, 2022.
The following table summarizes cash flows provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended
In thousands	October 1, 2022	October 2, 2021
Cash flows provided by (used for):
Operating activities	$121,337	$233,807
Investing activities	(86,067)	(56,445)
Financing activities	(84,624)	(112,065)
Net change in cash, cash equivalents and restricted cash	$(49,354)	$65,297
Net Cash Provided by Operating Activities
Cash flows provided by operating activities decreased $112.5 million from $233.8 million during the nine months ended October 2, 2021 to $121.3 million for the nine months ended October 1, 2022 as a result of $70.6 million lower net income as compared to the nine months ended October 2, 2021 and a decrease of non-cash expense adjustments of $28.5 million and changes in net working capital and other assets and liabilities, which used $13.3 million in cash compared to the nine months ended October 2, 2021. Decreases in deferred and unearned revenue used $14.9 million in year-over-year cash, primarily as a result of lower sales of product protection plans and club memberships in the current period. Increases in accounts receivable used $11.6 million in year-over-year cash primarily due to other receivables. Decreases in accounts payable during the nine months ended October 1, 2022 used $6.6 million in year-over-year cash, primarily due to timing of payments. Decreases in other liabilities during the nine months ended October 1, 2022 used $5.1 million in year-over-year cash primarily due to compensation related and advertising accruals, partially offset by increases in payroll and income taxes payable. Offsetting these items were decreases in inventories which contributed $14.3 million in year-over-year cash, primarily due to timing of purchases. Decreases in other assets during the nine months ended October 1, 2022 contributed $9.9 million in year-over-year cash consisting primarily of decreases in income tax related receivables.
Net Cash Used for Investing Activities
Net cash used for investing activities increased by $29.6 million, to $86.1 million, during the nine months ended October 1, 2022 from $56.4 million during the nine months ended October 2, 2021. The increase was primarily due to increased capital investments in remote medicine, new store openings, and doctor and lab equipment. Approximately 80% of our capital spend is related to our expected growth (i.e., new stores, remote medicine infrastructure, optometric equipment, additional capacity in our optical laboratories and distribution centers, and our IT infrastructure, including omni-channel platform related investments).
Net Cash Used For Financing Activities
Net cash used for financing activities was $84.6 million during the nine months ended October 1, 2022 as compared to the use of cash of $112.1 million during the nine months ended October 2, 2021. The decrease in cash used for financing activities was primarily due to voluntary term loan prepayments of $117.4 million during the nine months ended October 2, 2021 that did not recur in the current period, partially offset by increases in purchases of treasury stock of $82.3 million and decreases in proceeds from issuance of common stock of $8.7 million during the nine months ended October 1, 2022.
Share Repurchase Authority
During the nine months ended October 1, 2022, the Company repurchased approximately 2.7 million shares of its common stock for $80.0 million under the share repurchase program. After these repurchases, $50.0 million remains available under the share repurchase authorization.
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
Critical Accounting Policies and Estimates
Management has evaluated the accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the 2021 Annual Report on Form 10-K, in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Except for the item discussed below, there have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the 2021 Annual Report on Form 10-K.
Impairment of Goodwill and Intangible Assets
Interest rates, which are an input to our fair value estimation process for goodwill impairment testing, have increased in 2022. If interest rates continue to increase, future impairments could be possible in our Legacy segment, which would negatively affect the Company’s earnings.
Adoption of New Accounting Pronouncements
Refer to Note 1. “Description of Business and Basis of Presentation” to our unaudited condensed consolidated financial statements under Part I. Item 1. under the heading “Future Adoption Accounting Pronouncements” of this Form 10-Q for a discussion of recently issued accounting pronouncements.

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
As of October 1, 2022, $150.0 million of term loan borrowings were subject to variable interest rates, with a weighted average borrowing rate of 3.1%. An increase to market rates of 1.0% as of October 1, 2022 would not result in an increase to interest expense. Assuming a decrease to market rates of 1.0% as of October 1, 2022, the resulting increase to interest expense related to the interest rate derivative would be approximately $5 million. For more information about quantitative and qualitative disclosures about market risk, please see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in Part II. of the 2021 Annual Report on Form 10-K.

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

In accordance with Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 1, 2022. Based on that evaluation, the CEO and the CFO have concluded that the Company’s current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic filings with the SEC is made known to them in a timely manner.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the third quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Effective November 8, 2021, the Company’s Board of Directors authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company’s common stock. On November 29, 2021 and February 23, 2022, the Board authorized increases of $50 million and $100 million, respectively, to the share repurchase program for a total authorization of $200 million. The share repurchase authorization expires on December 30, 2023. As of October 1, 2022 $50.0 million remains available under the share repurchase authorization. The timing and amounts of any such repurchases will depend on a variety of factors, including the market price of the Company’s shares and general market and economic conditions.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
Exhibit Index

Exhibit No.	Exhibit Description
3.1	Third Amended and Restated Certificate of Incorporation of National Vision Holdings, Inc. -incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 10, 2021.
3.2	Third Amended and Restated Bylaws of National Vision Holdings, Inc. -incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 10, 2021.
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the Company’s Quarterly report on Form 10-Q for the quarter ended October 1, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Vision Holdings, Inc.

Dated: November 10, 2022	By:	/s/ L. Reade Fahs
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 10, 2022	By:	/s/ Patrick R. Moore
Senior Vice President, Chief Operating and Financial Officer
(Principal Financial Officer)