Form 10-K
period 2022-12-31
National Vision Holdings, Inc.
filed 2023-03-01
CIK 1710155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If emerging growth company, indicate by check mark if the registrant has elected not to use the excluded transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 2, 2022, the last day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2.1 billion (based upon the closing sale price of the common stock on last trading date of the quarter on the Nasdaq).
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date

Class	Outstanding at February 24, 2023
Common Stock, $0.01 par value per share	78,996,124
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

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

Risks Related to Our Business and Operations
•The COVID-19 pandemic and related impacts, have had, and may in the future continue to have, a material adverse impact on our business.
•Market volatility, an overall decline in the health of the economy and other factors impacting consumer spending, including inflation, recessionary conditions, the timing and issuance of tax refunds, governmental instability and natural disasters, may affect consumer purchases, which could reduce demand for our products and materially harm our sales, profitability and financial condition.
•Failure to recruit and retain vision care professionals could adversely affect our business, financial condition and results of operations.
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
•We require significant capital to fund our expanding business.
•We are a low-cost provider and our business model relies on the low-cost of inputs. Factors such as wage rate increases, inflation, cost increases, increases in raw material prices and energy prices could have a material adverse effect on our business, financial condition and results of operations.
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
•We depend on our distribution centers, optical laboratories, and vendors on a limited number of suppliers. The loss of, or disruption in the operations of, one or more of these facilities may adversely affect our ability to process and fulfill customer orders and deliver our products in a timely manner, or at all, and may result in quality issues, which would adversely affect our reputation, our business and our profitability.
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

Risks Related to Our Dependence on Third Parties
•Future operational success depends on our ability to develop, maintain and extend relationships with managed vision care companies, vision insurance providers and other third-party payors.
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
Risks Related to Our Legal and Regulatory Environment
•We are subject to extensive state, local and federal laws, including those applicable to vision care, healthcare, privacy, data security and accounting, and failure to adhere to such laws and regulations would adversely affect our business.
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
•A change in interest rates or replacement of LIBOR and other benchmark rates, or uncertainty related to the potential for any of the foregoing, may adversely affect our business.
•Our credit agreement contains restrictions that limit our flexibility in operating our business.
•Conversion of the 2025 Notes could dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.
Risks Related to Ownership of Common Stock
•Our stock price may be volatile or may decline regardless of our operating performance.
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
Our website is www.nationalvision.com. Investors can obtain copies free of charge of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. You may access these documents on the “Investors” section of our website. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at the following address: http://www.sec.gov.
We also make available free of charge on our website our Corporate Governance Guidelines, our Code of Conduct and the charters of our Audit Committee, our Compensation Committee and our Nominating and Corporate Governance Committee. The information posted to our website is not incorporated into this Form 10-K or any other report we file with the SEC.
General
We are one of the largest optical retailers in the United States and a leader in the attractive value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best, regardless of their budget. Our mission is to make quality eye care and eyewear affordable and accessible to all Americans. We achieve this by providing eye exams, eyeglasses and contact lenses to value seeking and lower income consumers. We deliver exceptional value and convenience to our customers, with an opening price point that strives to be among the lowest in the industry, enabled by our low-cost operating platform. We reach our customers through a diverse portfolio of 1,354 retail stores across five brands and 16 consumer websites as of December 31, 2022, our 2022 fiscal year end.
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
In March 2014, NVI was acquired (the “KKR Acquisition”) by affiliates of KKR & Co. Inc. (“KKR”). National Vision Holdings, Inc. was incorporated in Delaware on February 14, 2014 under the name “Nautilus Parent, Inc.” and NVI became our wholly-owned subsidiary in connection with the KKR Acquisition. In 2017, we changed our name to “National Vision Holdings, Inc.” In October 2017, we completed the initial public offering of our common stock (the “IPO”). National Vision was controlled by affiliates of KKR and private equity funds managed by Berkshire until July 30, 2018 and by August 2019, these private equity funds had sold their remaining holdings of our common stock.

Our Business Model
Our history of profitable growth is founded on a commitment to providing exceptional value and convenience to customers, enabled by our low-cost operating platform. Our disciplined approach to new store openings, combined with our attractive store economics, has led to strong returns on investment. The following chart depicts our new store growth:

Note: Represents stores in operations across all five company retail brands at the end of each fiscal year.
The fundamentals of our model are described below:
•Differentiated and Defensible Value Proposition. We believe our success is driven by our low prices, convenient locations, broad assortment of branded and private label merchandise and the high levels of in-store service provided by our well-trained and passionate store associates and vision care professionals. We believe our bundled offers, including two pairs of eyeglasses plus an eye exam for $79.95 at America’s Best and two-pairs of eyeglasses for $89 at Eyeglass World, are among the lowest price offerings of any national chain. Our ability to utilize national advertising for America’s Best allows us to communicate this value proposition to a meaningfully greater number of current and potential customers. We believe that our value proposition will continue to drive comparable store sales growth as we attract new customers and increase loyalty with existing customers.
•Recurring Revenue Characteristics. Eye care purchases are predominantly a medical necessity and are therefore considered non-discretionary in nature. We estimate that optical consumers typically replace their eyeglasses every two to three years, while contact lens customers typically order new lenses every six to twelve months, reflecting the predictability of these recurring purchase behaviors. This is further demonstrated by the customer mix of our mature stores, with existing customers representing 65% of total customers in 2022 and new customers representing the remaining 35% of total customers in 2022.
•Attractive Store Economics. Since 2006, we have opened 930 stores in the aggregate, including 900 stores under our America’s Best and Eyeglass World retail brands. Our store economics are based on low capital investment, steady ramping of sales in new locations, low operating costs and consistent sales volume and earnings growth in mature stores, which result in attractive returns on capital. By consistently replicating the key characteristics of our store model, we execute a formula-based approach to opening new stores and managing existing stores, which has delivered predictable store performance across vintages, diverse geographies and new and existing markets. Our new store model targets a store size between 3,500 to 4,500 square feet and an average new store cash investment of approximately $0.4 million to $0.6 million, in furniture, fixtures, leaseholds and equipment for new stores, net of tenant incentives. Our new store model targets sales in the fifth year of operation in the range of $1.5 million to $1.7 million, with at least 55% of year five sales targeted in the first full year of operation. Our new store model targets vary for America’s Best and Eyeglass World stores to reflect differences by brand, markets and geography. The majority of our owned stores have achieved profitability during the second year of operation and have paid back invested capital in three to five years.

•Grow Our Store Base. We believe that we continue to have significant expansion opportunities in the United States. We have adopted a disciplined expansion strategy designed to leverage the strengths of our compelling and distinct value proposition and recognized America’s Best and Eyeglass World brand names to develop new stores successfully in an array of markets that are primed for growth, including new, existing, small and large markets. We have an established partnership with a third party real estate data analytics firm to evaluate potential new America’s Best and Eyeglass World stores. The analysis suggests that we can grow America’s Best to at least 1,300 stores and Eyeglass World to at least 850 stores, inclusive of those already open. We believe that these two brands can accordingly grow from 1,041 stores as of December 31, 2022 to a total of at least 2,150 stores in the long-term.
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
The following table provides an overview of our portfolio of brands:
Overview of Our Brands and Omni-channel & E-commerce Platform

Owned & Host Brands				Legacy

Lowest Price	Eyewear Value Superstore	Shop-Within-A-Shop	Commissary Store	Shop-Within-A-Shop
Employed ODs	Mostly Independent ODs	Mostly Independent ODs	Mostly Independent ODs	Mostly Independent ODs
905 Stores	136 Stores	29 Stores	54 Stores	230 Stores
~3,500 sq. ft.	~4,500 sq. ft.	~800 sq. ft.	~1,000 sq. ft.	~1,800 sq. ft.
~1,400 SKUs	~1,400 SKUs	~600 SKUs	~800 SKUs	~800 SKUs
Centralized Lab	Lab in Store / Centralized Lab	Centralized Lab	Centralized Lab	Centralized Lab

OMNI-CHANNEL & E-COMMERCE
Sister Sites (4)		Proprietary Sites (5)	Partner Sites (7)

Note: Store count as of December 31, 2022. SKU figures refer to eyeglass frame SKUs. ODs are Doctors of Optometry.
All of our brands leverage our highly-efficient centralized laboratory network and distribution system, which helps us minimize production and distribution costs. As one of the largest purchasers of eyeglass frames, spectacle lenses and contact lenses in the United States, we also benefit from centralized procurement efforts and purchasing economies of scale.

Our America’s Best Brand. America’s Best strives to be the value leader in virtually every market in which it operates. Its signature offer of “two pairs of eyeglasses for $79.95, including a free eye exam”, is typically priced significantly lower than the competition and provides customers with a wide selection of frame choices at this entry point. In America’s Best stores, vision care services are provided by optometrists employed either by us or by independent professional corporations or similar entities. This model facilitates the brand’s bundled offer and its Eyecare Club programs, which offer two free eye exams per year for the duration of the membership plus a discount on contact lenses and eyeglasses. By leveraging our efficient centralized laboratory network, America’s Best stores are able to minimize processing costs and drive significant economies of scale. These stores typically stock eyeglass frame imports from low-cost overseas manufacturers, higher-margin private label brands and discounted well-known frame brands. America’s Best stores are primarily located in high-traffic strip centers next to other value-focused retailers.
Our Eyeglass World Brand. Eyeglass World also offers a value price point for customers, with an opening offer of “two pairs of eyeglasses for $89.” This brand is positioned as an eyeglass superstore with a broad selection of designer brands and price points, and offers a highly personalized level of service. We source eyeglass frames for our Eyeglass World stores from leading designer brands, private label manufacturers and low-cost overseas manufacturers. Eyeglass World locations offer eye exams, primarily from independent optometrists and optometrists employed by independent professional corporations or similar entities, and have on-site laboratories that enable stores to quickly fulfill customer orders and make repairs. Lens orders that are not completed in store are completed by our centralized laboratory network. These stores are primarily located in freestanding or in-line locations near high-foot-traffic shopping centers.
Our Partner Brands. We have three partner brands consisting of 230 Vision Centers in Walmart stores across the country, 54 Vista Optical locations on military bases and 29 Vista Optical locations within Fred Meyer stores as of December 31, 2022. Pursuant to a January 2020 amendment to our management & services agreement with Walmart, we added five additional Vision Centers in Walmart stores in fiscal year 2020. The current term of the management & services agreement between NVI and Walmart ends on February 23, 2024, and will automatically renew for a three-year period unless, no later than July 2023, either party gives written notice of non-renewal. We have strong, long-standing relationships with these partners. Our strategic relationship with Walmart is in its 33rd year and our partnerships with Fred Meyer and the U.S. military have been maintained for over 20 years. Our partner brands all compete within the value segment of the U.S. optical retail industry. These brands combine a broad selection of products and attentive customer service with the convenience of one-stop shopping. These brands also utilize our centralized laboratories and provide eye exams principally by independent optometrists in nearly all locations.
Our Omni-Channel and E-Commerce Platforms. We offer our customers an engaging digital shopping experience through an established platform of four omni-channel store websites, and 12 dedicated e-commerce consumer websites. Our omni-channel store websites augment our America’s Best, Eyeglass World, Vision Center and Vista Optical in military brands and provide a customer experience that extends across our in-store, mobile and e-commerce channels. We offer a range of services to customers, including eyeglass purchasing, online scheduling and appointment reminders, contact lens purchasing, “buy-in-store and ship-to-home” capabilities and online frame browsing, among others. Our omni-channel offerings work in concert with these brands to enhance the overall quality of the customer experience.
Our dedicated e-commerce websites are managed by our subsidiary, AC Lens. AC Lens operates five proprietary branded websites including, among others, aclens.com and discountcontacts.com. In addition, AC Lens operates and provides support services for seven third-party websites owned by other companies, including Walmart, Sam’s Club and Giant Eagle. AC Lens handles site management, customer relationship management and order fulfillment and also sells a wide variety of contact lenses, eyeglasses and eye care accessories. In the aggregate, sales from our omni-channel and e-commerce platforms, which includes “buy-in-store and ship-to-home” transactions, represented approximately 11.2% and 10.5% of our 2022 and 2021 fiscal year net revenue, respectively.

Our Industry1
We operate in the U.S. optical retail industry, which is defined by The Vision Council to include the sale of exams, frames, lenses, contact lenses, plano sunglasses, and readers. We believe the industry’s continued growth and its resilience to economic cycles is due in large part to the medical, non-discretionary and recurring nature of eye care purchases.

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
We anticipate that there are four key secular growth trends that will continue to contribute to the stability and growth of the U.S. optical retail industry:
•Aging Population. According to The Vision Council, over 80% of adults in the United States use some form of vision correction, and there is a significant increase in the use of vision correction above age 45, with further increases for above age 55. As the U.S. population ages and life expectancy increases, the pool of potential customers and opportunities for repeat purchases in the optical retail industry are anticipated to rise. Given that eyesight deteriorates progressively with age, aging of the U.S. population should result in incremental sales of eyewear and related accessories.
•Consistent Replacement Cycle. The repetitive and predictable nature of customer behavior results in a significant volume of recurring revenue for the optical retail industry. The purchasing cycle of vision correction devices is closely tied to the frequency with which consumers obtain eye exams. Most optometrists recommend annual eye exams as a preventive measure against serious eye conditions and to help patients identify changes in their vision correction needs. According to the Vision Council, over 175 million eye exams were performed in the United States during 2022; further, we estimate that optical consumers typically replace their eyeglasses every two to three years, and contact lens customers order new lenses every six to 12 months, reflecting the predictability of these recurring purchase behaviors.
•Increased Usage of Computer and Mobile Screens. Due to the proliferation of smartphones, laptops, tablets and other electronic devices, the U.S. population has experienced a dramatic increase in the amount of time spent viewing electronic screens. According to The Vision Council, about 90% of American adults report using digital devices for more than three hours per day with approximately 80% reporting experiencing symptoms of digital eye strain. This is anticipated to result in a larger percentage of the population suffering from screen-related vision problems, driving incremental sales of vision correction devices, such as traditional eyeglasses and contact lenses, as well as higher margin products designed specifically to counteract the effect of looking at screens for prolonged stretches of time. We believe that remote working and learning arrangements that have been necessitated by the COVID-19 pandemic have led to increased use of electronic screens.
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
1 Our industry section in prior annual reports on Form 10-K includes the most recently available industry information from The Vision Council, published in its Market inSights report. In January 2023, The Vision Council released a report on the optical retail industry based on a new model for estimating the industry, which includes new and updated sources for such data that had not been previously utilized for past industry estimates. As such, The Vision Council has indicated the market estimates previously published by them in prior VisionWatch reports and included by the Company in its annual reports on Form 10-K in prior years are not comparable to these new estimates. Due to the timing of the revised methodology and report in January 2023, the Company continues to evaluate the updated methodology and the new market estimate of a $76.5 billion optical retail industry in 2022 under such revised methodology at this time.

Our Products and Services
Within our two reportable segments, we primarily offer two products and one service: eyeglasses, contact lenses and eye exams. Nonetheless, our diverse product portfolio encompasses many brand names and thousands of SKUs. Offerings include both brand name designers, like Ray-Ban, Guess and Calvin Klein, as well as private label options at attractive prices. Our brand-name frame offerings are manufactured by market leaders and we partner with several overseas factories to direct source our private label products. We also offer a broad portfolio of lenses, including single vision and bifocal lenses, with a variety of treatments to enhance vision. Through one-on-one consultative-selling, our sales associates have a number of opportunities to share information about value-added lenses, including thinner, higher-quality lenses and photochromatic options, which carry higher margins. As a result, a significant number of America’s Best customers and Eyeglass World customers who purchase eyeglasses choose upgraded lenses and/or frames instead of each brand’s base offer. We also offer in our America’s Best and Eyeglass World stores contact lenses from all major contact lens manufacturers, including our own private label brands (Sofmed and Natural Eyes HydraWear, made by CooperVision), and accessories. Collectively, our broad product offerings deliver consistent financial results and reduce our reliance on any individual product, style or trend.
In both of our reportable segments, eye exam services are provided by optometrists employed by us or by professional corporations or similar entities owned by eye care practitioners with whom we have contractual arrangements or by independent optometrists with whom we have contracted. In addition, as part of our efforts to provide quality, accessible eyecare, we recently deployed a telehealth solution in certain locations that allows optometrists working remotely to provide eye exam services to patients. Through this remote medicine platform, patients still come to the office for eyecare services, but instead of seeing the optometrists in person, the patients are connected with optometrists licensed in their state through video conferencing technology. The optometrists work with trained optometric technicians and clinical assistants to collect preliminary data, and then the optometrists control the optometric equipment remotely to conduct the refractions and eye health examinations while communicating with the patients in real-time via 2-way synchronous audio and visual connection. As of December 31, 2022 this new technology has been enabled in approximately 300 of our America’s Best locations. We believe remote medicine not only helps provide quality, accessible eyecare to more patients, but also helps address constraints in exam capacity from optometrist availability in store. As part of the rollout, we have also invested in the transition to an electronic health record (EHR) platform for locations receiving the remote medicine technology. We anticipate continuing to invest in these capabilities primarily in America’s Best stores in the near term.
Within our Owned & Host segment, America’s Best offers its Eyecare Club programs primarily to its contact lens customers. As of December 31, 2022, the Eyecare Club had approximately 1.6 million active members. Benefits of the Eyecare Club include two free eye exams per year for the duration of the multi-year membership, 10% off all contact lenses and eyeglasses and other periodic benefits and discounts. Memberships can be purchased in stores or on our America’s Best website. There is a high adoption rate of Eyecare Club membership by America’s Best customers who are not part of a managed care program and who visited an America’s Best store for a contact lens examination. The disposable nature of contact lenses means that customers must replenish their contacts frequently, and in order to refill their prescriptions, contact lens users must have a current prescription. For a prescription to be current, customers generally need to have an eye exam every one or two years, depending on the state in which they reside. The multiyear nature of these memberships, which customers pay in full at the time they join, facilitates repeat traffic to America’s Best stores for exams and contact lens purchases and builds customer loyalty.
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
We believe that video is a key channel for connecting with our customers. A significant portion of America’s Best and Eyeglass World’s advertising investments are on traffic-driving video advertisements, which we leverage broadly across multiple stores in each market to gain a larger share of voice, and, in turn, drive traffic and margins. We continue to benefit from America’s Best national advertising campaigns, which we believe are cost effective and help raise our brand awareness in both existing and new markets. Additional advertising investments include digital media, search, direct mail, email and local store marketing. We are continually tracking consumer media consumption behaviors and adjusting our media plan accordingly.

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

Our Sourcing and Supplier Relationships
We purchase our frame merchandise from a wide variety of vendors, with a limited number of vendors supplying the majority of our eyeglass lenses and contact lenses. We are a large customer for all of our suppliers and we strive to form meaningful, long-lasting and mutually beneficial relationships with our vendors. We have long-term contracts with some key suppliers, including Essilor and CooperVision. Under our agreement with Essilor, Essilor has the sole and exclusive right to supply certain lenses for eyeglasses to us. The current term of our agreement with Essilor runs through May 2026. We are collaborative in our vendor negotiations so as to develop a partnership with our vendors and, in time, a sense of loyalty to National Vision. Each of our top 10 vendors has been with us for approximately 10 years, and several of these vendors have been with us since our inception in 1990. We focus on sourcing low-cost products, including well-known frame brands, secondary frame brands, direct import and private label frames and private label contact lenses. Our well-developed capability of direct-to-factory sourcing and importing of frames allows us to offer high quality, low priced frames while generating strong gross margins.

Our Optical Laboratories and Distribution Network

We use a highly-efficient mix of four domestic, company-operated processing facilities and have two outsourcing relationships with international, third-party facilities. We have state-of-the-art lens processing capabilities in our four geographically-diverse, company-operated production facilities in Lawrenceville, Georgia; St. Cloud, Minnesota; Plano, Texas; and Salt Lake City, Utah. Our centralized optical laboratories handle all aspects of customizing eyeglass lenses, and have digital capabilities for grinding, coating and edging to customer prescription and eyeglass frame specifications. We have developed a high-volume, low-cost lens processing model to provide seven-day turnaround service through our domestic owned laboratories and our international partner laboratories. This network was created through significant investment by us, and is leveraged across our portfolio of brands in both segments to provide efficiency and scale. We route eyeglass orders to both our owned and outsourced laboratories through an automated decision tree that incorporates information on (i) the nature of the job; (ii) the technical capabilities of each laboratory; (iii) the capacity of each laboratory; (iv) the inventory at each laboratory; and (v) the cost of that particular type of job at each laboratory. This architecture is integrated with the point-of-sale system and enables us to minimize our processing costs, while ensuring on-time deliveries. The processing system is designed such that the more eyeglasses we sell, the more efficient the laboratories become, creating significant cost savings over time.
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
Human Capital Management
As of December 31, 2022, we had 13,975 full-time and part-time associates. In addition, the professional corporations or similar entities with which we contract employed 1,841 optometrists as of December 31, 2022. We are not a party to any collective bargaining agreements. We have never experienced a strike or work stoppage, and we believe that our relations with our associates and optometrists are good.
Our Board of Directors through our Board committees oversees human capital matters with regular updates and discussion on organizational structure, hiring and retention, compensation and benefits, health and safety matters, employee training and development, succession planning and associate survey results.
Value and Culture
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
Talent Acquisition
At National Vision, we are committed to attracting talent aligned with our Vision, Mission and Values. We have invested in key leadership roles within the talent organization to refine our approach and have incorporated new technology to improve both the candidate and hiring manager experience. In addition, we have partnered with schools and other organizations to promote the profession of optometry, including continuing our multi-year sponsorship of the Association of Schools and Colleges of Optometry campaign “Optometry Gives Me Life” targeted at high school and college students, and ensuring that graduating optometrists are educated on the variety of career options available to them. Additionally, we increased accessibility to our own internal National Vision Doctor of Optometry Tuition Reimbursement program, which provides for the reimbursement of education expenses to associates attending optometry school. We have utilized in person events and online platforms for job fairs and on-campus events, selectively offered key incentives, such as a student loan repayment program, and educated applicants on the health and safety protocols implemented in our stores.

Talent Development
We have a proven record of opening new stores with high-quality training support. As a result of the COVID-19 pandemic, we adapted our new store training approach by introducing and enhancing virtual instructor-led training classes, allowing for a continuation of high touch training to prepare stores to open safely and effectively. We also increased ongoing training, especially in the areas of safety protocol procedures and customer interactions. We provide associates and optometrists with several opportunities and mechanisms through which they can provide feedback and allow us to continue developing programs for training and growth. We have invested in supporting our store managers through a new Training Store Manager program, which provides training during their critical first steps as new managers. The program offers high-performing store managers the opportunity to certify as Training Store Managers through a five-week certification process focused on coaching, self-awareness, giving and receiving feedback, and time management. Once participants are certified as Training Store Managers, they provide onboarding and training support to store managers across their district. In addition to providing valuable support to new managers and new store teams, the program provides our associates with a new avenue for leadership opportunities and professional development. After the Training Store Manager program launched in May 2021, we selected and certified more than 60 Training Store Managers across the country in 2021, and we continued to expand the program in 2022. The Training Store Manager program builds on our culture of developing and promoting our associates.
Benefits and Wellness
We strive to ensure our people always feel supported so they can bring their best selves to work every day. We demonstrate this commitment through many of our benefits and wellness offerings. Programs like our 401(k) plan, core and supplemental life insurance, health plan, short-term and long-term disability, wellness and disease management programs, including personalized programs for diabetes and hypertension, vacation pay, parental and adoption leave, accident, critical illness, group legal and identity theft programs, and a financial protection resource, provide the needed resources essential for helping our people care for themselves and their families. We also offer free on-demand mental and behavioral health resources, to provide needed guidance when work and personal challenges affect an associate’s overall well-being. Additionally, our associates receive an annual associate eyewear ticket and eyewear gift tickets that provide them or their friends and family discounted eyewear purchases in our stores.
Our college scholarship program was established to assist associates with children (age 24 or under), who are high school seniors or graduates, planning to enroll in a full-time undergraduate course of study at an accredited U.S. college or university. Each year, ten recipients are granted an award of $2,500 each and awards are renewable up to three years for a total scholarship of $10,000. We also provide current and former associates who are in pursuit of a Doctor of Optometry (O.D.) degree with financial support through a tuition reimbursement program.
Our compensation programs are also designed to reinforce our growth agenda and talent acquisition strategy. In addition to competitive base pay, we seek to reward associates with annual incentive awards, recognition programs, and equity awards for associates at certain levels.
Shortly after our IPO, we established the National Vision Crisis Relief Fund to help support associates who are facing financial hardship as a result of a natural disaster, family emergency or other unexpected events. Donations made to the Crisis Relief Fund are matched by the Company. Since its creation, over $1.3 million have been provided to associates for assistance, with over 95% provided since the beginning of the COVID-19 pandemic.
Diversity, Equity and Inclusion
We are committed to a diverse and inclusive culture and in 2020, we formed a new Diversity, Equity and Inclusion (“DEI”) department within the Company. As we move forward in our DEI journey, we are focused on advancing diversity in our recruitment, training, career mentorship and development, employment, branding and community service. In 2021, we continued our focus on reviewing best practices and initiatives and conducted listen and learn sessions with associates and optometrists to solicit feedback and identify opportunity areas. As a part of these efforts, we collaborated with non-profit and educational institutions with the goal of increasing the percentage of Black doctors in the industry, including sponsoring and participating in the “Impact HBCU” event sponsored by Black Eyecare Perspectives with the goal of increasing awareness in the field among historically black college and university (“HBCU”) students. In 2021, our Chief Executive Officer became a signatory to the CEO Action for Diversity and Inclusion pledge, committing to a series of actions related to diversity, equity and inclusion across the Company, industry and communities. We were named one of Forbes’ Best Employers for Women and one of Forbes’ Best Employers for Veterans in 2021, received the highest ranking given by 50/50 Women on Boards for balanced gender representation among the independent members of the Company’s Board of Directors. We were also recognized as one of Forbes’ Best Employers for Diversity in 2021 for, among other things, our proactive diversity and inclusion initiatives and were named one of Newsweek’s America’s Most Responsible Companies for 2023 for our corporate responsibility and citizenship.
Health and Safety
Our health and well-being efforts are built on a foundational commitment to the safety of our associates and doctors in our network. We believe that we are in material compliance with applicable Occupational Safety and Health Administration guidelines and state regulations. At each of our labs and distribution centers, there are specific leaders responsible for the management of associate safety. For example, lab directors organize and run safety trainings for local associates, some of which are conducted through our Learning Management System and others through in-person instruction. For our retail locations, we provide support to managers and field leaders in understanding and complying with applicable laws and regulations.
The COVID-19 pandemic presented unique challenges for our associates, doctors, customers and patients. We prioritized the safety of our associates, optometrists, customers and patients by voluntarily closing our stores to the public for a temporary period of time in 2020 to implement enhanced safety and cleaning protocols in order to serve our customers and patients with everyone’s health and safety in mind. Health and safety remain at the forefront for us as the pandemic and variants continue to evolve and present challenges for us.
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
We also compete with online sellers of contact lenses and eyewear. The online sale of contact lenses has steadily increased in particular since the passage of the Fairness to Contact Lens Consumers Act. See “Government Regulation” below for more detail. The online sale of eyeglasses has not developed as quickly, but a number of firms are primarily focused on this market, including Warby Parker and Zenni Optical. We also face potential competition from companies that employ emerging technologies in the optical retail industry, including, for example, online vision exams.
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
Examples of areas in which we have invested and continue to invest in include software systems to enhance the growth of omni-channel, customer engagement efforts, the remote medicine and electronic healthcare records (EHR) platform rollout, cybersecurity programs, our overall security posture, our point-of-sale system and enterprise resource planning (ERP). We believe these investments, along with maintenance of our existing information technology capabilities, will provide the flexibility and capacity to accommodate our future growth plans.
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

Corporate Practice of Medicine/Optometry and Similar Laws
Many states prohibit the corporate practice of medicine/optometry where an unlicensed entity practices medicine or employs a physician or optometrist to provide professional medical services. Many states interpret the corporate practice of medicine/optometry rules broadly to prohibit employment of eye care practitioners by corporations like us and to prohibit various financial arrangements, such as fee-splitting, between eye care practitioners and other entities. Many states also regulate certain business practices as well as landlord-tenant arrangements between optical companies and optometrists. For example, some states prohibit a common entrance to a retail optical location and an optometric office. These laws and regulations can vary significantly by state, requiring us to tailor our operations in each state to the particular laws of such state. Many of these laws and regulations are vague and are subject to the interpretation of regulators and enforcement authorities, which may change over time. States periodically revisit these laws and regulations and we are subject to the ongoing risk that the regulatory scheme in any state can change in ways adverse to us. Our America’s Best operations, which feature a bundled offer of eyeglasses and an eye examination, are particularly implicated by these laws. State legislators and regulators may be reluctant to accept telehealth and remote medicine as an additional way to provide access to quality patient care. Recently, there has been an increase in legislative and rulemaking activity that creates disparity across jurisdictions on how telehealth is regulated and how we are able to implement our remote medicine solution. Our ability to launch our remote medicine solution in certain jurisdictions or in the most cost-efficient manner is highly dependent on the evolution of these state-by-state requirements and restrictions.
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

Privacy and Security
We directly collect, use, access, disclose, transmit and/or store protected health information (“PHI”) and personally identifiable information (“PII”) in connection with the sales of our products and services, customer service, billing and employment practices. As a health care provider and as a business associate to health care providers, we are subject to federal and comparable state laws governing privacy and security, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and its implementing regulations, such as the Privacy Rule, the Security Rule and the Breach Notification Rule. The Health Information Technology for Economic and Clinical Health Act of 2009 (the “HITECH Act”) extends the Privacy Rule and the Security Rule directly to business associates. We are also subject to comparable state health privacy laws to the extent they are more protective of individual privacy than the Privacy Rule. We anticipate that the Office of Civil Rights, which is the enforcement agency for HIPAA, will implement modest changes to HIPAA sometime in 2023, pursuant to a notice of proposed rulemaking that was issued in December 2020. Moreover, nearly all states have adopted their own data breach laws with comparable (and sometimes conflicting) standards and requirements. These state laws apply to breaches of specified elements of PII. In addition, states may amend or adopt new laws or regulations regarding data privacy that may be applicable to us, including new comprehensive consumer privacy laws that have or will go into effect in multiple states in 2023.
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
Occupational Safety and Health Administration (“OSHA”)
We are also subject to the requirements of OSHA and other federal and state agencies that address employee health, including from infectious diseases such as COVID-19, and safety. While we are not currently subject to any vaccine mandate, it continues to be our policy to encourage each of our employees to be fully vaccinated against COVID-19. To the extent we become subject to a vaccine mandate in the future, our implementation of the mandate could result in employee attrition, including attrition of critical skilled labor, and difficulty meeting future labor requirements.
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

Risks Related to Our Business and Operations

The COVID-19 pandemic and related impacts, have had, and may in the future continue to have, a material adverse impact on our business.
The COVID-19 pandemic and the related actions taken by governments and the private sector to contain and combat the outbreak and spread of COVID-19 have adversely affected global economies, financial markets and the overall environment for our business, and the extent to which these may continue to impact our future results of operations and overall financial performance remains uncertain. The global macroeconomic effects of the pandemic, including weakened economic conditions, consumer spending and supply chain disruptions, and financial market volatility have continued, and may continue for an indefinite period of time.
As a result of the pandemic, we have experienced temporary and occasional disruptions and closures of our facilities, including the temporary closure of our retail stores beginning on March 19, 2020 until June 2020, which had a material adverse impact on our sales and profitability, and other temporary closures or reduced hours due to surges in COVID-19 variants. We have also seen shifts in consumer behaviors and preferences, as well as impacts in the demand for our products.
The COVID-19 pandemic and its effects has impacted and may continue to impact us in the following ways:
•a disruption to our growth strategy, supply chain, delivery of merchandise, professional recruitment, ability to staff stores, typical seasonality and customer demand;
•newly enacted state, local and federal healthcare laws in response to COVID-19, and exposure to potential lawsuits, workforce attrition and difficulty in maintaining professional recruitment; and
•an inability to maintain sufficient levels of cash flow from our operations to fund our business and growth strategy and difficulty in obtaining additional financing on terms that are favorable to us.
A number of factors, including future resurgences, the pace at which government restrictions are lifted or re-instated to contain the virus, the impact on our ability to maintain sufficient personnel and recruit employees, including related labor costs, the impact on our customers and suppliers, inflationary pressures, any impairment in the fair value of our assets, the impact on our ability to access capital markets on favorable terms, the speed and extent to which markets fully recover from the disruptions caused by the pandemic, and the impact of these factors on our business, will depend on future developments that are highly uncertain and cannot be predicted with confidence. In addition, to the extent COVID-19 adversely affects our operations and global economic conditions more generally, it may also have the effect of heightening many of the other risks described herein.
We refer you to “Management’s Discussion and Analysis of Financial Position and Results of Operations” for a more detailed discussion of the actual operational and financial impacts that we have experienced to date.

Market volatility, an overall decline in the health of the economy and other factors impacting consumer spending, including inflation, recessionary conditions, the timing and issuance of tax refunds, governmental instability and natural disasters, may affect consumer purchases, which could reduce demand for our products and materially harm our sales, profitability and financial condition.
Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer confidence and spending, such as general economic conditions, consumer disposable income, energy and fuel prices, recession and fears of recession, unemployment, minimum wages, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, tax rates and policies, inflation, consumer confidence in future economic conditions and political conditions, developments related to the U.S. federal debt ceiling, war and fears of war (including the Russian invasion of Ukraine), impacts of climate change, inclement weather, natural disasters, terrorism, cybersecurity incidents, outbreak of viruses or widespread illness and consumer perceptions of personal well-being and security. Over the past few years, global markets and economic conditions have been challenging, particularly in light of rising interest rates and historic inflation throughout 2022 which has created continued economic uncertainty. Reduced customer confidence and spending cutbacks may result in reduced demand for our merchandise and may force us to take inventory markdowns, increased selling and promotional expenses or, if part of a prolonged or pervasive economic downturn, may slow the pace of new store openings or cause current stores to close.
Additionally, our business is seasonal in nature, with the first and second quarters typically representing a higher portion of net sales to us than other quarters, especially with the issuance of tax refunds that consumers utilize for eyewear and eyecare in the first half of the year. As such, a significant downward trend in the first half of the year could have a substantial negative impact on our annual financial results. From time to time we have also temporarily closed certain stores due to hurricanes, natural disasters or civil unrest. Such store closures due to factors that are outside of our control could materially adversely affect our sales and profitability.
Furthermore, our target market, which consists of value seeking and lower income consumers, is sensitive to a number of these and other factors outside of our control. A continuation of these and similar circumstances could have a material negative impact on our financial performance.

Failure to recruit and retain vision care professionals could adversely affect our business, financial condition and results of operations.
Our ability to hire and/or contract with vision care professionals for our stores and remote offerings is critical to our operations as well as our growth strategy. Our operations, like those of many of our competitors, depend on our ability to offer both eyewear and eye exams, which require the availability of optometrists in or near our stores. Many states require that opticians be licensed to dispense and fit eyeglasses and contact lenses. The failure to have vision care professionals available in or near our stores could adversely affect our ability to win managed vision care contracts. Additionally, as we enable remote medicine at an increased number of our stores, the ability to hire and retain vision care professionals for such remote offerings and the continued successful implementation and operation of our remote medicine technology platform is essential to the expansion of our remote medicine strategy.
Competition for vision care professionals has increased, especially with the increased demand for optometrists in the current constrained labor market. We compete with other optical retail companies, health systems and group practices for vision care professionals. Failure to attract, hire and retain vision care professionals or to design and successfully implement more flexibility to meet the expectations of prospective and existing vision care professionals could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that flexibility initiatives provided to vision care professionals, including with respect to scheduling, will be successful in attracting or retaining vision care professionals or addressing constraints in exam capacity. As previously disclosed, due to the pandemic and related effects, we experienced an unexpected degree of vision care professional shortages and related exam capacity constraints over the course of 2022 despite increased recruitment and retention efforts, which included wage investments and other enhanced compensation efforts. Such efforts have, and may continue to, increase our operating costs and adversely impact our results, and ultimately may be unsuccessful.
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

A material change in our relationship with vision care professionals, whether resulting from constraints in exam capacity, a dispute with an eye care practitioner or a group of eye care practitioners controlling multiple practice locations, a government or regulatory authority challenging our operating structure or our relationship with vision care professionals, or other changes to applicable laws or regulations (or interpretations of the same), or the loss of these relationships, could impair our ability to provide services to our customers, cause our customers to go elsewhere for their optical needs, or result in legal sanctions against us. In addition, some professional corporations or similar entities provide for the vision care services at a number of our retail locations, exposing us to some concentration risk. A material change to any of the foregoing relationships could have a material adverse effect on our business, financial condition and results of operations. Any difficulties or delays in securing the services of these professionals could also adversely affect our relationships with our Host and Legacy partners.

The optical retail industry is highly competitive, and if we do not compete successfully, our business may be adversely impacted.
We operate in the highly competitive optical retail industry and we may be unable to successfully compete against existing or future competitors. Our inability to respond effectively to competitive pressure or improved performance by our competitors could result in lost market share and have a material adverse effect on our business, financial condition and results of operations. For additional information on our competitive environment and our major competitors, see Part I. Item 1. “Business-Competition.”
Some of our competitors are larger or vertically integrated and engaged in the manufacture and distribution of eyewear as well as managed care. Larger competitors who have greater financial and operational resources, greater brand recognition and broader geographic presence than we do, may be able to offer more competitive prices, and have larger marketing and advertising spends. Vertically integrated competitors may advantageously leverage their structure and make it more difficult for others in the industry, including us, to compete. We purchase many of our products from suppliers who are affiliates of our competitors. We also compete for managed vision care contracts with certain of our competitors who are affiliates of managed care payors. In addition, if any of our competitors were to consolidate operations, such consolidation would exacerbate the aforementioned risks. While we strive to evolve in line with changing consumers’ shopping habits and new technologies, our business and results of operations may be adversely affected if we are not able to effectively respond to changes in the retail markets.

If we fail to open and operate new stores in a timely and cost-effective manner or fail to successfully enter new markets, our financial performance could be materially and adversely affected.
Achieving our growth strategy depends, in large part, on growing our store base and expanding our operations, both in existing and new markets, and operating our new stores successfully.
The success of our contemplated expansion depends on many factors, including, among others, our ability to:
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
Accordingly, we cannot assure you that we will achieve our planned growth or, even if we are able to grow our store base as planned, that our new stores will perform as expected or achieve net sales or profitability levels comparable to those of our existing stores in the time periods estimated by us or at all. Our failure to implement our growth strategy and to successfully open and operate new stores in the time frames and at the costs estimated by us could have a material adverse effect on our business, financial condition and results of operations.

If the performance of our Host and Legacy brands declines or we are unable to maintain or extend our operating relationships with our Host and Legacy partners, our business, profitability and cash flows may be adversely affected and we may be required to incur impairment charges.
We derive revenues and operating cash flows from our relationships with our Legacy and Host partners through our operations of 230 Vision Centers in select Walmart stores, 29 Vista Optical locations within select Fred Meyer stores and 54 Vista Optical locations on select military bases.
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
For example, our current management & services agreement with Walmart presents a variety of risks. The current term of the management & services agreement ends on February 23, 2024 and will automatically renew for a three-year period unless, no later than July 2023, either party gives written notice of non-renewal. Sales associated with this arrangement with Walmart represented 7.6% of consolidated net revenue in fiscal year 2022, which exposes us to concentration of customer risk. In addition, the agreement permits Walmart to control many aspects of the retail operations at the Vision Centers we manage on behalf of Walmart, including pricing, merchandising and similar matters. If Walmart exercises its rights under this agreement in a way that adversely affects us, our sole remedy would be to terminate the agreement after participating in an informal resolution and, if necessary, a mediation process. There are no assurances that Walmart will not seek to exercise these rights in a manner that is materially adverse to our interests. In addition, under our current management & services agreement, we earn fees based on a percentage of the revenues from the Vision Centers we manage. The agreement also allows Walmart to collect penalties from us if the Vision Centers do not generate a requisite amount of revenues, which penalties equal a percentage of the shortfall. We may not be able to maintain the performance levels required and, as a result, may be forced to pay penalties to Walmart or default under this agreement at a point in time when our fees from the arrangement will already be lower than anticipated. Further, a breach by us of the terms and conditions of this agreement could cause us to lose all management fees derived under this agreement, which could adversely affect our financial position and results of operations.
At December 31, 2022, the carrying value of goodwill and intangible assets at our Host and Legacy brands was $21.6 million and $73.0 million, respectively. We review the carrying value of our goodwill and intangibles for impairment annually, or more frequently when impairment indicators exist. The impairment test requires us to analyze a number of factors, including evaluating the useful life of intangible assets, and make estimates that require judgment. Future changes in the business profitability, expected cash flows, changes in our business strategy and external market conditions, among other factors, could require us to record impairment charges for goodwill or intangible assets, which could lead to decreased assets and reduced net income. If a significant write down were required, the charge could have a material adverse effect on our operating results and stockholders’ equity, and could impact the trading price of our common stock.

We require significant capital to fund our expanding business. If we are unable to maintain sufficient levels of cash flow from our operations, we may not be able to execute or sustain our growth strategy or we may require additional financing, which may not be available to us on satisfactory terms or at all.
To support our expanding business and execute our growth strategy, we need significant amounts of capital, including funds to pay our lease obligations, build out new store spaces, laboratories and distribution centers, implement and operate remote medicine technology and EHR platforms, purchase inventory, pay personnel and further invest in our infrastructure and facilities including investments in transitioning and updating our enterprise resource planning and other technological systems and capabilities. Further, our plans to grow our store base may create cash flow pressure if new locations do not perform as projected. We have and expect to continue to primarily depend on cash flow from operations to fund our business and growth plans. If we do not generate sufficient cash flow from operations, we may need to obtain additional equity or debt financing. Tightening in the credit markets, low liquidity, volatility in the capital markets and a downturn in the economy could result in diminished availability of credit, higher cost of borrowing and lack of confidence in the equity markets, making it more difficult to obtain additional financing on terms that are favorable to us. If such financing is not available to us, or is not available on satisfactory terms, our ability to operate and expand our business could be curtailed and we may need to delay, limit or eliminate planned store openings or operations or other elements of our growth strategy.

We are a low-cost provider and our business model relies on the low-cost of inputs. Factors such as wage rate increases, inflation, cost increases, increases in raw material prices and energy prices could have a material adverse effect on our business, financial condition and results of operations.
Increases in compensation, wage pressure and other expenses for vision care professionals, as well as our other associates, have adversely affected, and may continue to adversely affect our profitability. Increases in minimum wages and other wage and hour regulations and labor shortages can exacerbate this risk. As a result of the impacts of the COVID-19 pandemic, we have experienced an increasingly competitive labor market for vision care professionals and increased preferences for adjusted work schedules, resulting in the demand for optometrists exceeding supply in certain areas during fiscal year 2022 and causing constraints in exam capacity. Due to these factors, we experienced wage pressure for our vision care professionals and associates in 2022. Targeted wage investments, including increases in compensation and other expenses for our optometrists and associates, along with other initiatives, were implemented in response to these factors that have and will continue to impact our costs applicable to revenue and selling, general and administrative expenses. The costs to employ or retain optometrists may increase further, potentially materially. See “Failure to recruit and retain vision care professionals could adversely affect our business, financial condition and results of operations” above. Additional tariffs or other future cost increases, such as increases in the cost of merchandise, shipping rates, raw material prices, freight costs and store occupancy costs, may also reduce our profitability. These cost increases may be the result of inflationary pressures which could further reduce our sales or profitability. Increases in other operating costs, including changes in energy prices and lease and utility costs, may increase our cost of products sold or selling, general and administrative expenses. Our low price model and competitive pressures in the optical retail industry may inhibit our ability to reflect these increased costs in the prices of our products, in which case such increased costs could have a material adverse effect on our business, financial condition and results of operations.

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
As our store base grows, we will need to continually evaluate the adequacy of our laboratory, distribution and information technology capabilities, including those related to our remote medicine offerings. Our laboratories and distribution centers have a finite capacity and, to the extent we grow beyond this capacity, we will need to expand our current laboratories and/or distribution centers or add new laboratories and/or distribution capabilities, the cost of which could be material. Implementing new operating capabilities or changing existing operating capabilities could present challenges we do not anticipate and could negatively affect our business, financial condition and results of operations. Should we open additional laboratories or distribution centers, any related construction or expansion projects entail risks which could cause delays and cost overruns, such as unavailability of suitable space, shortages of materials, shortages of skilled labor or work stoppages, unforeseen construction, scheduling, engineering, environmental or geological problems, weather interference, fires or other casualty losses and unanticipated cost increases. We cannot guarantee that any project will be completed on time or within established budgets. Any delay or increased costs associated with any project could adversely affect the financial and overall performance of our existing and planned new stores.
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
We lease our America’s Best and Eyeglass World store locations, our corporate office, the AC Lens corporate office, the FirstSight corporate office, our laboratories in Georgia, Texas and Utah and our distribution centers. We also lease our Vista Optical locations inside Fred Meyer stores. As a result, we are susceptible to changes in the property rental market and increases in our occupancy costs.
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
Technological advances in vision care, including the development of remote medicine and other new or improved products, as well as future drug development for the correction of vision-related problems, could significantly change how eye exams may be conducted and make our existing products less attractive or even obsolete. Although, we have enabled remote medicine technologies in a number of locations to enable the provision of eye examinations by remote doctors to patients in-store, several companies have developed technologies for, and some companies are incorporating the remote delivery of eye examinations and eye refractions more broadly. If consumers accept the use of these technologies, consumers could become less likely to obtain an in-person eye examination and therefore less likely to shop at our retail locations. Additionally, the greater availability and acceptance, or reductions in the cost, of vision correction alternatives to prescription eyeglasses and contact lenses, such as corneal refractive surgery procedures, photo-refractive keratotomy, or PRK and LASIK, may reduce the demand for our products, lower our sales and thereby adversely impact our business and profitability.

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
Our business is partly dependent on our ability to strategically source a sufficient volume and variety of brand name merchandise at opportunistic pricing. Some of our products are sourced from suppliers or with significantly reduced prices. We are not always able to purchase specific merchandise on a recurring basis and we may not have control over the supply, design, cost or availability of some products we offer for sale in our stores. We also compete with other retailers for discounted merchandise to sell in our stores. To the extent that certain of our suppliers are better able to manage their inventory levels and reduce the amount of their excess inventory, the amount of discount merchandise available to us could also be materially reduced, potentially compromising our profit margin for procured merchandise.

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
As an e-commerce and omni-channel retailer, we encounter risks and difficulties frequently experienced by internet-based businesses. The successful operation of our business as well as our ability to provide a positive shopping experience that will generate orders and drive subsequent visits depends on efficient and uninterrupted operation of our order-taking and fulfillment operations. Risks associated with our e-commerce and omni-channel business include:
•uncertainties associated with our websites, mobile applications and in-store systems including changes in required technology interfaces, website downtime and other technical failures, costs and technical issues as we upgrade our website software, inadequate system capacity, computer viruses, human error, security breaches, legal claims related to our website operations and e-commerce fulfillment;
•disruptions in telephone service or power outages;
•reliance on third parties for computer hardware and software, web-hosting, as well as delivery of merchandise to our customers;
•rapid technology changes;
•time and costs associated with training and implementing new technologies and systems;
•credit or debit card fraud and other payment processing related issues;
•changes in applicable federal, state and international regulations;
•liability for online content;
•cybersecurity and consumer and HIPAA privacy concerns and regulation; and
•natural disasters or adverse weather conditions.
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
Events beyond our control, including, but not limited to, disruptions in operations due to natural or man-made disasters, inclement weather conditions, accidents, system failures, or public health emergencies could also result in delays in our receipt of inventory and the delivery of merchandise between our stores, our optical laboratories and our distribution centers, significantly higher costs and longer lead times or an adverse effect on our ability to fulfill customer orders in a timely manner. Any disruption to the laboratories’ operations may reduce or impair the quality of assembled eyeglasses.
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
Investors, customers, employees and other stakeholders have increasingly focused on the ESG practices of companies in recent years. As we published our second Corporate Responsibility Report in 2022 and continue to develop our corporate responsibility strategy, our ESG practices will be evaluated against stakeholders’ evolving expectations and standards for responsible corporate citizenship. If our practices in the areas of social impact, employee empowerment, environmental stewardship and corporate governance fail to meet such expectations and standards, our reputation and employee and customer retention may be negatively impacted. Additionally, increased regulatory requirements regarding climate and ESG disclosures, as well as environmental stewardship could also lead to increased operational costs. If we do not adapt to new regulations or meet evolving stakeholder expectations on ESG issues, investors may reconsider their investment in the company and customers may choose to find alternative providers, which could have a material adverse effect on our business, financial condition and results of operations.

Changing climate and weather patterns leading to severe weather and disasters may cause significant business interruptions and expenditures.
Severe weather conditions and other natural phenomena resulting from changing weather patterns and rising sea levels or other causes, including hurricanes, floods, fires, landslides, extreme temperatures, significant precipitation, and earthquakes, may result in damage to our stores or other facilities and unavailability of our workforce. Additionally, shifts in weather patterns caused by climate change are expected to increase the frequency, severity or duration of certain adverse weather conditions, which could cause more significant business interruptions that result in increased costs, increased liabilities, and decreased revenues. Such losses could materially and adversely affect our business, financial condition and results of operations. Climate change may also have indirect effects on our business, including for example, leading to increased costs (or unavailability) of property or other insurance policies. Additionally, changes in federal or state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing stores and other facilities and could also require us to spend more on new stores or facilities without a corresponding increase in revenue.

Risks Related to Our Dependence on Third Parties

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
We also source merchandise directly from suppliers outside of the United States. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control including increased shipping costs, the imposition of additional import or trade restrictions, including legal or economic restrictions on overseas suppliers’ ability to produce and deliver products, increased custom duties and tariffs, unforeseen delays in customs clearance of goods, more restrictive quotas, loss of a most favored nation trading status, currency exchange rates, transportation delays, port of entry issues and foreign government regulations, political instability, public health emergencies and economic uncertainties in the countries from which we or our vendors source our products. Moreover, negative press or reports about internationally manufactured products may sway public opinion, and thus customer confidence, away from the products sold in our stores. These and other issues affecting our international vendors or internationally manufactured merchandise could have a material adverse effect on our business, financial condition and results of operations.
If the U.S. were to withdraw from or materially modify any other international trade agreements to which it is a party or if the U.S. imposes significant additional tariffs or other restrictions on imports from China and Mexico, where our outsourced optical laboratories are located and where the majority of our frames are sourced and manufactured, it could have an adverse impact on our business. Any such tariffs, restrictions or other changes could lead to additional costs, delays in shipments, embargoes and other uncertainties that could negatively impact our relationships with our international vendors and labs and materially adversely affect our business, including by requiring us to increase our prices and identify alternative sources for merchandise and labs. For example, we source merchandise from suppliers located in China, a significant amount of domestically-purchased merchandise is manufactured in China, and one of our outsourced third-party laboratories is located in China. Historically, tariffs have not materially affected our financial results, and we believe that less than 10% of costs applicable to revenue are subject to tariffs on Chinese imports. Effective September 1, 2019, the U.S. government implemented a 15% tariff on specified products imported into the U.S. from China and effective February 14, 2020, the 15% tariff was reduced to 7.5%. In June 2020, the U.S. government granted a temporary exclusion for plastic and metal frames with a retroactive effective date of September 1, 2019, and such exclusion expired in September 2020. Given the current U.S. presidential administration, there is uncertainty whether there will be, and the resulting impacts of, any changes to U.S. government trade policy. While we have implemented mitigation plans and continue to focus on additional mitigation strategies to offset the impact of tariffs, costs with respect to products subject to these tariffs have increased. If we are unable to mitigate the full impact of the enacted tariffs or if there is a further escalation of tariffs, costs on a significant portion of our products may increase further and our financial results may be negatively affected.
Material changes in the pricing practices of our suppliers could negatively impact our profitability. For example, we have in the past been subject to the unilateral pricing policies implemented by certain contact lens manufacturers, which policies mandated the minimum prices at which certain contact lenses could be sold to consumers. Such manufacturers could refuse to supply us with their products if they deemed us in breach of such policies. Our vendors may also increase their pricing if their raw materials became more expensive. The raw materials used to manufacture our products are subject to availability constraints and price volatility. Our vendors may pass the increase in sourcing costs to us through price increases, thereby impacting our margins. We have faced such price increases previously and could face material changes in the future, impacting our ability to continue to provide our products at competitive prices to customers.

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
We rely on a limited number of vendors to supply the majority of our eyeglass lenses and contact lenses and are thus exposed to concentration of supplier risk. In particular, we have agreed to exclusively purchase almost all of our spectacle lenses from one supplier. During fiscal year 2022, 87% of lens expenditures were from this vendor and 92% of contact lens expenditures were with three vendors. We are less exposed to a supplier risk for our eyeglass frames as only 53% of frame expenditures were with two vendors. If we were to lose any significant supplier, we may be unable to establish additional or replacement sources for our products that meet our quality controls and standards in a timely manner or on commercially reasonable terms, if at all. As a few major suppliers dominate the optical retail industry, the risks associated with finding alternative sources may be exacerbated. For example, effective October 1, 2018, Essilor and Luxottica completed their merger to become EssilorLuxottica, which exacerbates our concentration of supplier risk.

Future operational success depends on our ability to develop, maintain and extend relationships with managed vision care companies, vision insurance providers and other third-party payors.
An increasing percentage of our customers receive vision insurance coverage through managed care payors. These payors represent an increasingly significant portion of our overall revenues and our revenue growth and represented approximately one third of our overall revenues in fiscal year 2022. While we have relationships with almost all vision care insurers in the United States and with all of the major carriers, currently, a relatively small number of payors comprise the majority of our managed care revenues, subjecting us to concentration risk. Our future operational success could depend on our ability to negotiate contracts with managed vision care companies, vision insurance providers and other third-party payors, several of whom have significant market share. As our managed care business continues to expand, we have incurred and expect to incur additional costs related to this area of our business. In addition, as our managed care business continues to grow closer to overall industry penetration levels, we expect our associated revenue growth rate to slow over time.
We may be unable to establish or maintain satisfactory relationships with managed care and other third-party payors. In addition, many managed care payors have existing provider structures in place that they may be unable or unwilling to change. Some vertically-integrated payors also have their own networks, and these payors may take actions to maintain or protect these networks in ways that negatively affect us, including by increasing costs or not allowing our new or existing stores to participate in their networks. Increasing consolidation in the optical retail industry may give such payors greater market power which may adversely affect our ability to negotiate reimbursement rates under managed care arrangements. Our inability to enter into arrangements with managed care payors in the future or to maintain existing relationships with managed care payors on commercially reasonable terms could have a material adverse effect on our business, financial condition and results of operations. In addition, delays in receiving or the failure to receive reimbursements under our managed care arrangements, significant changes to the economics of a managed care contract or relationship or the loss of a significant managed care contract or relationship could have a significant negative impact on our business, financial condition and results of operations.

We rely heavily on our information technology systems, as well as those of our vendors, for our business to effectively operate and to safeguard confidential information; any significant failure, inadequacy, interruption or security breach could adversely affect our business, financial condition and operations.
We rely heavily on our information technology systems for many functions across our operations, including managing our supply chain and inventory, processing customer transactions in our stores, allocating lens processing jobs to the appropriate laboratories, providing and maintaining our remote medicine and EHR platform, our financial accounting and reporting systems, operating our websites, and human resources administration. Our ability to effectively manage our business and coordinate the sourcing, distribution and sale of our products depends significantly on the reliability and capacity of these systems. We also collect, process and store sensitive and confidential information, including our proprietary business information and that of our customers, associates, suppliers and business partners, including Walmart and Sam’s Club. The secure processing, maintenance and transmission of this information is critical to our operations.
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
Our systems and those of our third-party service providers and business partners may be vulnerable to security breaches, attacks by hackers, acts of vandalism, computer viruses, misplaced or lost data, human errors or other similar events and are from time to time subject to such attacks. Security breaches, computer malware and computer hacking have become more prevalent across industries and are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated organized groups and individuals. We may face increased cybersecurity risks due to our reliance on internet technology and the increased number of employees working remotely following the pandemic. If unauthorized parties gain access to our networks or databases, or those of our third-party service providers or business partners, they may be able to steal, publish, delete, use inappropriately or modify our private and sensitive third-party information including protected health information, payment card information and personal identification information. In addition, associates may intentionally or inadvertently cause data or security breaches that result in unauthorized release of sensitive or confidential information. Because the techniques used to circumvent security systems can be highly sophisticated, change frequently, are often not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address all possible techniques or implement adequate preventive measures for all situations. Like most corporations, the Company’s systems are a target of attacks. Although the incidents that we have experienced to date have not had a material effect on our business, there can be no assurance that such incidents will not have a material adverse effect on us in the future. Any such breach, attack, virus or other event could result in costly investigations and litigation exceeding applicable insurance coverage or contractual rights available to us, civil or criminal penalties, operational changes or other response measures, loss of consumer confidence in our security measures, and negative publicity that could adversely affect our financial condition, results of operations and reputation.
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
We rely on third-party coverage and reimbursement, including government and private insurance plans, such as managed vision care plans, for an increasing portion of our net revenue. We are generally reimbursed for the vision care services and products that we provide through payment systems managed by private insurance companies, managed care organizations and governmental agencies. Coverage and payment levels are determined at each third-party payor’s discretion, and we have limited control over third-party payor’s decision-making with respect to coverage and payment levels. Coverage restrictions and reductions in reimbursement levels or payment methodologies may negatively impact our sales and profits. Many third-party payors may continue to explore cost-containment strategies that may potentially impact coverage and/or payment levels for our services and products and impose utilization restrictions and risk-based compensation arrangements. We cannot provide any assurances that we will be able to maintain or increase our participation in managed care arrangements or that we will be adequately reimbursed by managed care payors, vision insurance providers and other third-party payors for the services we provide and the products we sell. From time to time, vision care insurance payors may make changes to their EDI claim systems. Such changes may require us to update our processes and could impact our ability to submit claims or to timely receive reimbursements from our managed care partners. If claims for payment are disputed by managed care payors or if we fail to timely or accurately submit claims, we may not receive payment for such claims in a timely manner or at all, which could negatively impact our relationship with managed care organizations and could require us to take write-offs or otherwise have a significant negative impact on our business, financial condition and results of operations. Furthermore, any changes to or repeal of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or any other significant changes to the healthcare regulatory landscape may reduce or eliminate coverage or reimbursement rates of insurance-funded eye exams or eyewear.

Risks Related to Our Legal and Regulatory Environment

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
State legislators and regulators may also be reluctant to accept telehealth and remote medicine as an additional way to provide access to quality patient care. Recently, there has been an increase in legislative and rulemaking activity that creates disparity across jurisdictions on how telehealth is regulated and how we are able to implement our remote medicine solution. Our ability to launch our remote medicine solution in certain jurisdictions or in the most cost-efficient manner is highly dependent on the evolution of these state-by-state requirements and restrictions. We have already seen some states take positions on telehealth that significantly limit our ability to deploy our current remote medicine solution, or that prohibit the use of telehealth by optometrists to conduct eye examinations. The ever-changing regulatory landscape may cause disruption as we launch our remote medicine solution in various states, causing us to significantly reconfigure the solution or potentially decide to not deploy in that particular state. This may have an abrupt and material effect on our business operations or financial status. If a legal challenge to our chosen remote medicine solution were successful, and we are unable to modify the model to comply with the requirements but still meet the needs of patients and optometrists, this may have a material effect on our business operations or financial status in that jurisdiction. We cannot provide any assurances that we will not be subject to reprimands, sanctions, probation, fines, suspension or revocation of operating or business permits, or that our ability to offer remote medicine services in that jurisdiction will not be challenged. We also may be the subject of administrative complaints or actions in the future. Our ability to recruit optometrists who are willing and able to provide telehealth services where permitted may be affected by their respective licensing authorities or state optometry boards or associations view on telehealth practice. We must continuously monitor legislative and rulemaking activities for changes in the telehealth requirements and work with various stakeholders to educate lawmakers on how remote optometry services may be provided safely and effectively. We cannot guarantee that our interpretation of existing or future requirements is aligned with how regulators may interpret such requirements, and we cannot assure that, if challenged, our current telehealth solution will be found to be in compliance with the law.
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

We are subject to rapidly changing and increasingly stringent laws, regulations, contractual obligations, and industry standards relating to privacy, data security and data protection. The restrictions and costs imposed by these laws and other obligations, or our actual or perceived failure to comply with them, could subject us to liabilities that adversely affect our business, operations and financial performance.
We are subject to HIPAA, the HITECH Act and the health data privacy, security and breach notification regulations issued pursuant to these statutes, which govern our collection, use, access, disclosure, transmission and/or storage of PHI, in connection with the sales of our products and services, customer service, billing and employment practices, as well as our operations as a business associate to multiple healthcare providers. HIPAA has several rules with which we must comply, including the HIPAA Privacy, Security, and Breach Notification rules. Each of these rules sets forth specific standards and controls that covered entities and business associates must implement, and ongoing implementation of these requirements take significant time, effort, and resources, including external resources to audit compliance against these rules. While we take precautions to detect and prevent non-compliance among our employees, subcontractors, and service providers, it is not always possible to identify and deter misconduct related to unauthorized access, use, disclosure, or destruction of PHI.

In addition, there are existing state privacy, security and breach notification laws and regulations that apply to both PHI and PII collected and/or processed by us. These existing laws and regulations may be amended and states may adopt new laws or regulations regarding consumer data privacy and individual rights to their data (such as rights to request a business for access to, deletion or modification of, or a portable copy of such individual’s personal information). In the states that have already implemented comprehensive consumer privacy and data protection laws, individuals also have the right to receive detailed information about how their personal information is used and shared with service providers, contractors, and third parties. Moreover, such individuals can opt out of the sharing of their personal information and restrict the use of cookies and similar tracking technologies for non-essential purposes. Our failure to effectively implement the required or addressable data privacy and security safeguards, breach notification procedures, and implement consumer data rights processes, or our failure to accurately anticipate the application or interpretation of these statutes, regulations and standards, could lead to invalidation or modification of our agreements with optometrists or professional corporations or similar entities owned by eye care practitioners, create material civil and/or criminal liability for us or require us to change our business practices, which could result in adverse publicity and loss of consumer trust, and have a material adverse effect on our business, financial condition and results of operations.

The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and changing requirements across our business. For instance, as an entity that collects and maintains personally identifiable information and protected health information, we could be forced, in the event of a data breach, to report the breach not only to affected customers, but also to various public agencies and media outlets, potentially harming our reputation and our business. Our business partners may have contractual rights of indemnification against us or seek to terminate our contracts with them in the event that their customer or proprietary business information is released as a result of a breach of our information technology. Additionally, business partners may also face a data breach, allowing for our customer or proprietary business information to be released, could result in a loss of consumer confidence in our security measures, harm our business and also lead to costly investigations and litigation. Such a data breach of a business partner also may not be adequately covered under contractual rights of indemnification or cyber insurance. Further, if we are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions and expulsion from card acceptance programs, which could adversely affect our retail operations. As privacy and information security laws and regulations change and vary from state-to-state, we may incur additional compliance costs.

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
In addition to the vision care and healthcare laws and regulations discussed above, we are subject to numerous federal, state, local and foreign laws and governmental regulations including those relating to environmental protection, building, land use and zoning requirements, workplace regulations, wage and hour, privacy and information security, consumer protection laws, immigration and employment law matters. If we fail to comply with existing or future laws or regulations, or if these laws or regulations are violated by importers, manufacturers or distributors, we may be subject to governmental or judicial fines or sanctions, while incurring substantial legal fees and costs. In addition, our capital expenditures could increase due to remediation measures that may be required if we are found to be noncompliant with any existing or future laws or regulations.
Further, the FTC has authority to investigate and prosecute practices that constitute “unfair trade practices,” “deceptive trade practices” or “unfair methods of competition.” State attorneys generals typically have comparable authority, and many states also permit private plaintiffs to bring actions on the basis of these laws. Federal and state consumer protection laws and regulations may apply to our operations and retail offers. For example, our America’s Best offer of a “free” eye exam is subject to compliance with laws and regulations governing the use of this term.
Our transactions with vendors engaged in international trade including the non-U.S. laboratories we contract with may subject us to the FCPA and trade sanction laws, and similar anti-corruption, anti-bribery and international trade laws, any violation of which could create substantial liability for us and also harm our reputation.
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
Additionally, because we accept debit and credit cards for payment, we are subject to the PCI Standard issued by the Payment Card Industry Security Standards Council, with respect to payment card information. The PCI Standard contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. Compliance with the PCI Standard and implementing related procedures, technology and information security measures requires significant resources and ongoing attention. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology such as those necessary to achieve compliance with the PCI Standard or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. We rely on third-party vendors to handle PCI matters and ensure compliance. Any material interruptions or failures in our payment-related systems could have a material adverse effect on our business, financial condition and results of operations. If there are amendments to the PCI Standard, the cost of re-compliance could also be substantial and we may suffer loss of critical data and interruptions or delays in our operations as a result.

Adverse litigation judgments or settlements resulting from legal proceedings relating to our business operations could materially adversely affect our business, financial condition and results of operations.
From time to time, we are subject to allegations, and may be party to legal claims and regulatory proceedings, relating to our business operations. See Part I. Item 3. “Legal Proceedings.” Such allegations, claims and proceedings may be brought by third parties, including our shareholders, customers, associates, governmental or regulatory bodies or competitors and may include class actions. Defending against such claims and proceedings is costly and time consuming and may divert management’s attention and personnel resources from our normal business operations, and the outcome of many of these claims and proceedings cannot be predicted. If any of these claims or proceedings were to be determined adversely to us, a judgment, a fine or a settlement involving a payment of a material sum of money were to occur, or injunctive relief were issued against us, our business, financial condition and results of operations could be materially adversely affected.

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
We have a significant amount of indebtedness. As of December 31, 2022, we had approximately $552.5 million of aggregate principal amount of indebtedness associated with our first lien term loan in the aggregate principal amount of $150.0 million (the “term loan”) and $402.5 million of 2.50% convertible senior notes due on May 15, 2025 (the “2025 Notes”) outstanding (excluding finance lease obligations). Our leverage could have important consequences for us, including:
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

A change in interest rates or replacement of LIBOR and other benchmark rates, or uncertainty related to the potential for any of the foregoing, may adversely affect our business.
As of December 31, 2022, $150.0 million of term loan borrowings were subject to variable interest rates, with a weighted average borrowing rate of 3.1%. In fiscal year 2021, following the maturity of the interest rate swaps, the interest rate collar hedged some of the variability in Company’s interest rates. A decrease in LIBOR, or any alternative rate, below a certain threshold could require payments to the counterparty of our interest rate collar derivative and could materially reduce our profitability and cash flows. An increase in interest rates, whether because of an increase in market interest rates or a decrease in our creditworthiness, could also increase the cost of servicing our debt and could materially reduce our profitability and cash flows.
On January 1, 2022, the publication of the one-week and two-months U.S. Dollar LIBOR maturities and all non-U.S. Dollar LIBOR maturities ceased and the remaining U.S. Dollar LIBOR maturities will cease immediately after June 30, 2023. Accordingly, many existing LIBOR obligations will transition to another benchmark after June 30, 2023 or, in some cases, have already transitioned. In 2021, we amended our credit agreement to, among other things, add customary LIBOR replacement provisions which will come into effect upon discontinuation of LIBOR. It is not possible to know what the effect of any such changes in views or alternatives may have on the financial markets for LIBOR-linked financial instruments. Uncertainty regarding LIBOR could result in pricing volatility, adverse tax or accounting impacts, compliance, legal and operational costs.

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
On May 12, 2020, we completed the issuance of the 2025 Notes. The 2025 Notes are convertible into cash, shares of common stock or a combination of cash and shares of common stock at our election, based on the applicable conversion rate at such time. Prior to February 15, 2025, the 2025 Notes are convertible at the option of the holders of such notes under certain circumstances as provided in the governing indenture and, as of December 31, 2022, those circumstances were in effect. Based on the initial conversion rate of the 2025 Notes, which is subject to adjustment, the 2025 Notes are convertible into 12.9 million shares of our common stock with a maximum possible issuance of 16.5 million shares. The conversion of some or all of the 2025 Notes could dilute the ownership interests of existing stockholders to the extent we elect to deliver shares of our common stock upon conversion of any of the 2025 Notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.

Risks Related to Ownership of Common Stock

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
We are and may in the future be the target of securities-related litigation. Litigation can divert our management’s attention and resources, result in substantial costs, and have an adverse effect on our business, results of operations, financial condition and stock price.
We maintain director and officer insurance to mitigate the risks associated with potential claims; however, we are responsible for meeting certain deductibles under such policies, and there can be no assurance that our insurance coverage will adequately protect us from all claims made against us. Further, as a result of the litigation, the costs of insurance may increase, and the availability of coverage may decrease. As a result, we may not be able to maintain our current levels of insurance at a reasonable cost, or at all, which might make it more difficult to attract qualified candidates to serve as executive officers or directors. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business and materially damage our reputation.

Because we have no current plans to pay cash dividends on our common stock, investors may not receive any return on investment unless they sell their common stock for a price greater than that which they paid for it.
We have no current plans to pay cash dividends on our common stock. The declaration, amount and payment of any future dividends on our common stock will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, including restrictions under our credit agreement and other indebtedness we may incur, and such other factors as our Board of Directors may deem relevant. As a result, investors may not receive any return on an investment in our common stock unless they sell our common stock for a price greater than their purchase price.

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
Application of the choice of forum provision may be limited in some instances by law. Section 27 of the Securities Exchange Act of 1934 (“Exchange Act”) provides for exclusive federal court jurisdiction over Exchange Act claims. Accordingly, to the extent the exclusive forum provision is held to cover a shareholder derivative action asserting claims under the Exchange Act, such claims could not be brought in the Delaware Court of Chancery and would instead be within the jurisdiction of the federal district court for the District of Delaware. Section 22 of the Securities Act of 1933 (“Securities Act”) creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Moreover, our stockholders will not be deemed by operation of our choice of forum provision to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.
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
A summary of our stores by location as of December 31, 2022 is as follows:

State	America’s Best	Eyeglass World	Legacy	Other	State	America’s Best	Eyeglass World	Legacy	Other
AK	—	—	1	7	MT	—	—	1	—
AL	22	1	3	3	NC	21	—	36	2
AR	—	—	—	1	ND	—	—	—	—
AZ	27	11	9	2	NE	5	1	—	1
CA	74	20	43	4	NH	—	—	2	—
CO	26	2	7	3	NJ	35	—	3	1
CT	10	—	7	—	NM	—	2	6	3
DE	—	—	—	—	NV	—	4	2	1
FL	89	41	2	2	NY	36	—	13	1
GA	43	3	30	5	OH	38	1	—	1
HI	—	—	3	—	OK	—	—	—	—
IA	8	1	—	—	OR	10	—	3	9
ID	7	—	—	—	PA	38	5	13	—
IL	54	2	—	—	RI	—	—	—	—
IN	17	10	—	—	SC	17	3	6	1
KS	—	1	8	2	SD	—	—	1	—
KY	6	1	—	2	TN	22	3	—	—
LA	15	—	1	1	TX	117	5	3	5
MA	—	—	2	—	UT	13	5	—	1
MD	24	—	1	1	VA	30	—	16	1
ME	—	—	—	—	VT	—	—	—	—
MI	32	12	—	—	WA	17	1	1	19
MN	15	—	—	—	WI	11	—	—	—
MO	25	1	—	1	WV	—	—	6	—
MS	—	—	—	2	WY	1	—	1	—
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
Holders
As of February 24, 2023, there were approximately 19 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not represent the actual number of beneficial owners of our common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners.
Issuer Purchases of Equity Securities
During the quarter ended December 31, 2022, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act.
Effective November 8, 2021, the Company's Board of Directors authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company's common stock. On November 29, 2021, the Company’s Board of Directors authorized an increase from $50 million to $100 million in aggregate amount of shares of the Company’s common stock that may be repurchased under the Company’s current share repurchase program. On February 23, 2022, our Board of Directors authorized a $100 million increase to the share repurchase authorization, for a total authorization of $200 million. Repurchases may be made from time to time in the Company’s discretion through one or more open market or privately negotiated transactions, and pursuant to pre-set trading plans meeting the requirements of all applicable securities laws and regulations. Shares may be repurchased under the program through December 30, 2023. The timing and amounts of any such repurchases will depend on a variety of factors, including the market price of the Company’s shares, general market and economic conditions, legal requirements and tax implications. The Company expects to fund the share repurchases using cash on hand. During fiscal years 2022 and 2021, the Company repurchased 2.7 million shares of its common stock for $80.0 million, and 1.4 million shares of its common stock for $69.9 million, respectively, under the share repurchase program. After these repurchases, approximately $50 million remains available under the share repurchase authorization as of December 31, 2022.
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
The graph below presents the Company’s cumulative total stockholder returns relative to the performance of the Nasdaq Global Composite Index and the Nasdaq US Benchmark Retail Index commencing December 29, 2017 through December 31, 2022. All values assume a $100 initial investment at the opening price of the Company’s common stock on Nasdaq and data for the Nasdaq Global Composite Index and the Nasdaq US Benchmark Retail Index assumes all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end values based on the last trading day of each fiscal year. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

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
We conduct substantially all of our activities through our indirect wholly-owned subsidiary, NVI, and its subsidiaries. We operate on a retail fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to December 31. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References herein to “fiscal year 2022” relate to the 52 weeks ended December 31, 2022, references herein to “fiscal year 2021” relate to the 52 weeks ended January 1, 2022 and references herein to “fiscal year 2020” relate to the 53 weeks ended January 2, 2021.
The disclosures contained in this Form 10-K are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law. For further information, please see “Risk Factors” and “Forward-Looking Statements.”
Overview
We are one of the largest optical retailers in the United States and a leader in the attractive value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best, regardless of their budget. We achieve this by providing eye exams, eyeglasses and contact lenses to value seeking and lower income consumers with an opening price point that strives to be among the lowest in the industry. We reach our customers through a diverse portfolio of 1,354 retail stores across five brands and 16 consumer websites as of fiscal year end 2022.

Brand and Segment Information
Our operations consist of two reportable segments:
•Owned & Host – As of fiscal year end 2022, our owned brands consisted of 905 America’s Best Contacts and Eyeglasses (“America’s Best”) retail stores and 136 Eyeglass World retail stores. In America’s Best stores, vision care services are provided by optometrists employed by us or by independent professional corporations or similar entities. America’s Best stores are primarily located in high-traffic strip centers next to value-focused retailers. Eyeglass World locations primarily feature eye care services provided by independent optometrists and optometrists employed by independent professional corporations or similar entities and on-site optical laboratories that enable stores to quickly fulfill many customer orders and make repairs on site. Eyeglass World stores are primarily located in freestanding or in-line locations near high-foot-traffic shopping centers. Our Host brands consisted of 54 Vista Optical locations on select military bases and 29 Vista Optical locations within select Fred Meyer stores as of fiscal year end 2022. We have strong, long-standing relationships with our Host partners and have maintained each partnership for over 20 years. These brands provide eye exams primarily by independent optometrists. All brands utilize our centralized laboratories. This segment also includes sales from our America’s Best, Eyeglass World, and Military omni-channel websites.

•Legacy – We manage the operations of, and supply inventory and laboratory processing services to, 230 Vision Centers in Walmart retail locations as of fiscal year end 2022. This strategic relationship with Walmart is in its 33rd year. Pursuant to a January 2020 amendment to our management & services agreement with Walmart, we added five additional Vision Centers in Walmart stores in fiscal year 2020. Our current management & services agreement with Walmart expires on February 23, 2024, and will automatically renew for a three-year period unless, no later than July 2023, either party gives written notice of non-renewal; refer to Note 14. “Segment Reporting” included in Part II. Item 8. of this Form 10-K for further information. Under the management & services agreement, our responsibilities include ordering and maintaining merchandise inventory; arranging the provision of optometry services; providing managers and staff at each location; training personnel; providing sales receipts to customers; maintaining necessary insurance; obtaining and holding required licenses, permits and accreditations; owning and maintaining store furniture, fixtures and equipment; and developing annual operating budgets and reporting. We earn management fees as a result of providing such services and therefore we record revenue related to sales of products and product protection plans to our Legacy partner’s customers on a net basis. Our management & services agreement also allows our Legacy partner to collect penalties if the Vision Centers do not generate a requisite amount of revenues. No such penalties have been assessed under our current arrangement, which began in 2012. We also sell to our Legacy partner merchandise that is stocked in retail locations we manage pursuant to a separate supplier agreement, and provide centralized laboratory services for the finished eyeglasses for our Legacy partner’s customers in stores that we manage. We lease space from Walmart within or adjacent to each of the locations we manage and use this space for vision care services provided by independent optometrists or optometrists employed by us or by independent professional corporations or similar entities. During the fiscal year 2022, sales associated with this arrangement represented 7.6% of consolidated net revenue. This exposes us to concentration of customer risk.
Our consolidated results also include the following activity recorded in our Corporate/Other category:
•Our e-commerce platform of 12 dedicated websites managed by AC Lens. Our e-commerce business consists of five proprietary branded websites, including aclens.com, discountglasses.com and discountcontactlenses.com, and seven third-party websites with established retailers, such as Walmart, Sam’s Club and Giant Eagle as well as mid-sized vision insurance providers. AC Lens handles site management, customer relationship management and order fulfillment and also sells a wide variety of contact lenses, eyeglasses and eye care accessories.
•Wholesale contact lenses distribution to Walmart and Sam’s Club by AC Lens. We incur costs at a higher percentage of sales than other product categories. AC Lens sales associated with Walmart and Sam’s Club contact lenses distribution arrangements represented 7.0% of consolidated net revenue during fiscal year 2022.
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

Trends and Other Factors Affecting Our Business
We have remained focused on our long-term growth initiatives despite the ongoing macroeconomic uncertainty. We opened 80 new stores in 2022, and as of December 31, 2022 enabled remote medicine in approximately 300 stores.
Our core growth initiatives include, but are not limited to, continuing with the expansion of our remote medicine capabilities; maintaining and improving our optometric retention levels; increasing our marketing efficiency and omnichannel capabilities; increasing our participation in vision insurance programs; the further digitization of our stores and corporate office; continuing to position ourselves to capture whitespace opportunity for our stores; and incorporating our corporate sustainability strategy into our operations.
We operate in the highly competitive and fragmented U.S. optical retail industry. We face competition from mass merchants, specialty retail chains, online retailers and independent eye practitioners and opticians, along with large national retailers. Increased consolidation activity in the industry may enable our competitors to benefit from purchasing advantages and the ability to leverage management capabilities across a larger business base. Along with our competitors, we are affected by a number of various trends and factors, including, but not limited to, economic conditions, inflation, consumer preferences and demand, and the COVID-19 pandemic.
The overall economic environment continues to be challenging and macroeconomic factors that may affect customer spending patterns, and thereby our results of operations, include employment rates, business conditions, changes in the housing market, the availability of credit, interest rates, tax rates and fuel and energy costs. Rising inflation can result in increased materials costs and greater profitability pressure for us. Changes in raw materials prices did not materially impact our costs applicable to revenue in fiscal year 2022. We anticipate that pressures from increases to our raw materials prices could have an impact on our costs applicable to revenue in fiscal year 2023.
Such an inflationary environment and labor market challenges can also result in wage pressures in certain markets. Wage investments as a result of inflation and an increasingly competitive recruiting market for vision care professionals due to the pandemic and related effects have had, and may continue to have, an impact on our profitability. Targeted wage investments, including increases in compensation for optometrists and associates, impacted costs applicable to revenue and selling, general and administrative expenses in fiscal year 2022. We anticipate that wage pressures in certain markets will continue in 2023. For example, retention bonuses granted to associates in the fourth quarter of fiscal year 2022 resulted in a $5.0 million impact. Wage investment pressure, increases to costs applicable to revenue from increases in raw materials prices and potential freight price increases in fiscal year 2023 may not be able to be fully offset by leverage from revenue growth, productivity efficiency and, as appropriate, various pricing actions.
As part of our growth strategy we have invested in remote medicine capabilities, and as of December 31, 2022 this new technology has been enabled in approximately 300 of our America’s Best locations. We believe remote medicine not only helps provide more access to eye care for patients, it also helps address constraints in exam capacity. Additionally, as part of the remote medicine rollout, we also invested in the transition to an EHR platform as locations became remote enabled. We anticipate continuing the investment in these capabilities primarily in America’s Best stores in the near term. Training our personnel to efficiently use these new technologies may increase our costs and negatively impact our profitability even if exam capacity increases.
We estimate that optical consumers typically replace their eyeglasses every two to three years, and contact lens customers order new lenses every six to 12 months, reflecting the predictability of these recurring purchase behaviors; however, the effects of the current economic environment and the impact of the COVID-19 pandemic on consumer preferences resulted in reduced customer demand in 2022. The predictability of recurring purchase behavior for the future remains uncertain. Additionally, resurgences of COVID-19 cases and the emergence of new variants have led to reduced consumer confidence and changes in shopping patterns, which have adversely impacted store traffic. A significant recession could also negatively impact our results if consumers faced widespread layoffs that resulted in the loss of employer-subsidized managed vision care insurance.
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
In addition to central factors impacting our business outlined above, we have identified the following key drivers, challenges and risks on which we are focused and which are detailed below.
Vision Care Professional Recruitment, Coverage and Expanded Offerings
Our ability to continue to attract and retain qualified vision care professionals affect exam capacity. Our operations, like those of many of our competitors, depend on our ability to offer both eyewear and eye exams. We believe the impacts of the COVID-19 pandemic on vision care professional availability, including a competitive recruiting market and preferences for adjusted work schedules, and the demand for optometrists exceeding supply in certain areas during fiscal year 2022 have caused constraints in exam capacity which are continuing. Due to these factors the costs to employ or retain optometrists have increased and may increase further, potentially materially. Targeted wage investments, including increases in compensation for our optometrists and associates, and flexibility initiatives have impacted our costs applicable to revenue and selling, general and administrative expenses. We are continuing to strategically invest in recruitment and retention initiatives, including flexible adjusted work schedules, along with continuing our implementation of remote medicine technologies, which has expanded our offerings while also increasing costs.
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
•our ability to provide an assortment of high quality/low-cost product offerings that generate new and repeat visits to our stores;
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
•impact and timing of weather related store closures; and
•public health emergencies, like COVID-19, which may exacerbate the effects and relevant risk exposures listed above.
A new store is included in the comparable store sales calculation during the 13th full fiscal month following the store’s opening. Closed stores are removed from the calculation for time periods that are not comparable. In the past, we have closed stores as a result of poor store performance, lease expiration or non-renewal and/or the terms of our arrangements with our Host and Legacy partners.
Managed Care and Insurance
Managed care has become increasingly important to the optical retail industry. An increasing percentage of our customers receive vision care insurance coverage through managed care payors. Our participation in these programs represent an increasingly significant portion of our overall revenues and represented approximately one third of our overall revenues in fiscal year 2022. While we have relationships with almost all vision care insurers in the United States and with all of the major carriers, currently, a relatively small number of payors comprise the majority of our managed care revenues, subjecting us to concentration risk. As our participation in managed care programs continues to expand, we have incurred and expect to incur additional costs related to this area of our business. Our comparable store sales growth as noted above as well as overall future operational success could depend on our ability to negotiate, maintain and extend contracts with managed vision care companies, vision insurance providers and other third-party payors, several of whom have significant market share. Coverage and payment levels are determined at each third-party payor’s discretion, and we have limited control over a third-party payor’s decision-making with respect to coverage and payment levels. Coverage restrictions and reductions in reimbursement levels or payment methodologies may negatively impact our sales and profits. In addition, as our participation in managed care programs continues to approach overall industry penetration levels, we expect our associated managed care revenue growth rate to slow over time.
Infrastructure Investment
Our historical results of operations reflect the impact of our ongoing investments in infrastructure to support our growth, including additional investments in remote medicine and EHR platforms. We have made significant investments in information technology systems, including our point-of-sale system and enterprise resource planning (ERP), supply chain systems, marketing, and personnel, as well as experienced industry executives, and management and merchandising teams to support our long-term growth objectives. We intend to continue to make targeted investments in our infrastructure to support our growth and continue the digitization of our stores and corporate office.
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
For fiscal years 2022 and 2021, approximately 23% of our revenue was recorded in the fourth quarter, but approximately 26% and 25% of annual SG&A costs were recorded in the respective fourth quarters of these fiscal years.

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
New Store Openings
The total number of new stores per year and the timing of store openings has, and will continue to have, an impact on our results. In an effort to conserve cash early in the COVID-19 pandemic, we temporarily paused new store openings during a portion of fiscal year 2020. We opened 80 stores during fiscal year 2022. We will continue to monitor and determine our plans for future new store openings based on health, safety and economic conditions.
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

In thousands, except earnings per share, percentage and store data	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2020
Revenue:
Net product sales	$1,648,315	$1,718,344	$1,418,283
Net sales of services and plans	357,089	361,181	293,477
Total net revenue	2,005,404	2,079,525	1,711,760
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	636,324	633,116	551,783
Services and plans	289,263	271,663	234,841
Total costs applicable to revenue	925,587	904,779	786,624
Operating expenses:
Selling, general and administrative expenses	915,355	900,798	724,985
Depreciation and amortization	99,956	97,089	91,585
Asset impairment	5,783	4,427	22,004
Other income, net	(2,552)	(2,505)	(445)
Total operating expenses	1,018,542	999,809	838,129
Income from operations	61,275	174,937	87,007
Interest expense, net	462	25,612	48,327
Earnings before income taxes	60,813	149,325	38,680
Income tax provision	18,691	21,081	2,403
Net income	$42,122	$128,244	$36,277

Supplemental operating data:
Number of stores open at end of period	1,354	1,278	1,205
New stores opened during the period	80	75	62
Adjusted Operating Income (1)	$87,795	$204,749	$134,148
Diluted EPS	$0.52	$1.43	$0.44
Adjusted Diluted EPS (1)	$0.65	$1.48	$0.91
Adjusted EBITDA (1)	$180,263	$294,350	$218,307
Note: Fiscal years 2022 and 2021 include 52 weeks. Fiscal year 2020 includes 53 weeks.
(1) Refer to Non-GAAP Financial Measures section below for our presentation of Adjusted Operating Income, Adjusted Diluted EPS and Adjusted EBITDA.

	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2020
Percentage of net revenue:
Total costs applicable to revenue	46.2%	43.5%	46.0%
Selling, general and administrative expenses	45.6%	43.3%	42.4%
Total operating expenses	50.8%	48.1%	49.0%
Income from operations	3.1%	8.4%	5.1%
Net income	2.1%	6.2%	2.1%
Adjusted Operating Income	4.4%	9.8%	7.8%
Adjusted EBITDA	9.0%	14.2%	12.8%

Fiscal Year 2022 compared to Fiscal Year 2021
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for fiscal year 2022 compared to fiscal year 2021.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2022		Fiscal Year 2021
Owned & Host segment
America’s Best	(7.7)%	23.5%	905	840	$1,366,019	68.1%	$1,423,386	68.4%
Eyeglass World	(6.7)%	25.2%	136	125	217,727	10.9%	225,096	10.8%
Military	(4.3)%	15.8%	54	54	22,114	1.1%	23,103	1.1%
Fred Meyer	(5.1)%	13.4%	29	29	11,508	0.6%	12,130	0.6%
Owned & Host segment total			1,124	1,048	$1,617,368	80.6%	$1,683,715	80.9%
Legacy segment	(8.4)%	19.3%	230	230	151,877	7.6%	165,477	8.0%
Corporate/Other	—	—	—	—	242,822	12.1%	236,299	11.4%
Reconciliations	—	—	—	—	(6,663)	(0.3)%	(5,966)	(0.3)%
Total	(7.5)%	22.4%	1,354	1,278	$2,005,404	100.0%	$2,079,525	100.0%
Adjusted Comparable Store Sales Growth(3)	(7.6)%	23.0%
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
(3)There are two differences between total comparable store sales growth based on consolidated net revenue and Adjusted Comparable Store Sales Growth: (i) Adjusted Comparable Store Sales Growth includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in an increase of 0.7% from total comparable store sales growth based on consolidated net revenue for fiscal year 2021 and (ii) Adjusted Comparable Store Sales Growth includes retail sales to the Legacy partner’s customers (rather than the revenues recognized consistent with the management & services agreement with the Legacy partner), resulting in a decrease of 0.1% and a decrease of 0.1% from total comparable store sales growth based on consolidated net revenue for the fiscal years 2022 and 2021, respectively.
Total net revenue of $2,005.4 million for fiscal year 2022 decreased $74.1 million, or 3.6%, from $2,079.5 million for fiscal year 2021. The decrease was driven primarily by reduced Adjusted Comparable Store Sales Growth and to a lesser extent the negative impact of unearned revenue, partially offset by growth from new store sales and recognition of deferred revenue.
During fiscal year 2022, we opened 69 new America’s Best stores and 11 new Eyeglass World stores and closed four America’s Best stores. The total net new locations in fiscal year 2022 for America’s Best and Eyeglass World are 65 and 11, respectively. Overall, store count grew 5.9% from the end of fiscal year 2021 to the end of fiscal year 2022.
Comparable store sales growth and Adjusted Comparable Store Sales Growth for fiscal year 2022 were (7.5)% and (7.6)%, respectively, primarily due to a decrease in customer transactions, and to a lesser extent, lower average ticket. The decreases in comparable store sales growth and Adjusted Comparable Store Sales growth during fiscal year 2022 reflect overall economic trends impacting customer demand, constraints affecting exam capacity in certain markets and the Omicron COVID-19 variant impacting customer transactions.
Net product sales comprised 82.2% and 82.6% of total net revenue for fiscal years 2022 and 2021, respectively. Net product sales decreased $70.0 million, or 4.1% during fiscal year 2022 compared to fiscal year 2021, primarily due to a $80.7 million, or 6.7%, decrease in eyeglass sales, which was partially offset by a $6.4 million, or 1.7%, increase in contact lens sales and a $4.3 million, or 3.2%, increase in wholesale fulfillment.

Net sales of services and plans decreased $4.1 million, or 1.1%, driven primarily by a $7.1 million, or 16.9%, decrease in management fees from our Legacy partner, which was partially offset by a $5.6 million, or 2.9%, increase in exam revenues.

Owned & Host segment net revenue. Net revenue declined $66.3 million, or 3.9%, driven primarily by negative comparable store sales growth partially offset by new store openings.
Legacy segment net revenue. Net revenue declined $13.6 million, or 8.2%, driven by negative comparable store sales growth.
Corporate/Other segment net revenue. Net revenue increased $6.5 million, or 2.8%, driven primarily by increases in wholesale fulfillment.
Net revenue reconciliations. The impact of reconciliations negatively impacted net revenue by $0.7 million during fiscal year 2022 compared to fiscal year 2021. Net revenue was negatively impacted by $14.2 million due to the timing of unearned revenue. The balance of unearned revenue reflected increased sales in the last week of fiscal year 2022 compared to the same period in 2021. Net revenue was positively impacted by $13.5 million due to higher sales of product protection plan and club memberships in fiscal year 2021 compared to fiscal year 2022, thus causing recognition of previous deferrals to exceed cash collected for sales in fiscal year 2022.
Costs applicable to revenue
Costs applicable to revenue of $925.6 million for fiscal year 2022 increased $20.8 million, or 2.3%, from $904.8 million for fiscal year 2021. As a percentage of net revenue, costs applicable to revenue increased from 43.5% for fiscal year 2021 to 46.2% for fiscal year 2022. This increase as a percentage of net revenue was primarily driven by higher growth in optometrist-related costs, reduced eyeglass mix and lower eyeglass margin.
Costs of products as a percentage of net product sales increased from 36.8% for fiscal year 2021 to 38.6% for fiscal year 2022 primarily driven by reduced eyeglass mix and lower eyeglass margin.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales increased from 27.4% for fiscal year 2021 to 28.9% for fiscal year 2022 primarily driven by reduced eyeglass mix and lower eyeglass margin.
Legacy segment costs of products. Costs of products as a percentage of net product sales decreased from 47.7% for fiscal year 2021 to 46.8% for fiscal year 2022. The decrease was primarily driven by a higher mix of managed care customer transactions versus non-managed care customer transactions. Legacy segment managed care net product revenue is recorded in net product sales while revenue associated with servicing non-managed care customers is recorded in net sales of services and plans. Eyeglass and contact lens product costs for both managed care and non-managed care net revenue are recorded in costs of products. Increases in managed care mix decrease costs of products as a percentage of net product sales and have a corresponding negative impact on costs of services as a percentage of net sales of services and plans in our Legacy segment.
Costs of services and plans as a percentage of net sales of services and plans increased from 75.2% for fiscal year 2021 to 81.0% for fiscal year 2022. The increase was primarily driven by higher growth in optometrist-related costs, which were partially offset by higher eye exam revenue.
Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 80.1% for fiscal year 2021 to 88.6% for fiscal year 2022. The increase was primarily driven by higher growth in optometrist-related costs, which were partially offset by higher eye exam revenue.
Legacy segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 40.7% for fiscal year 2021 to 44.9% for fiscal year 2022. The increase was primarily driven by higher growth in optometrist-related costs.
Selling, general and administrative
SG&A of $915.4 million for fiscal year 2022 increased $14.6 million, or 1.6%, from fiscal year 2021. As a percentage of net revenue, SG&A increased from 43.3% for fiscal year 2021 to 45.6% for fiscal year 2022. The increase in SG&A as a percentage of net revenue was primarily driven by increases in store payroll, other corporate overhead, including legal, professional, travel and entertainment, and occupancy expense, partially offset by lower performance-based incentive compensation and lower advertising expense. The Company paid $5.0 million of discretionary bonuses during fiscal year 2022.
SG&A for fiscal year 2022 and fiscal year 2021 includes $0.6 million and $1.5 million, respectively, of incremental costs directly related to adapting the Company’s operations during the COVID-19 pandemic.

Owned & Host segment SG&A. SG&A as a percentage of net revenue increased from 36.7% for fiscal year 2021 to 38.9% for fiscal year 2022 driven primarily by higher payroll and occupancy expense, partially offset by lower advertising expense.
Legacy segment SG&A. SG&A as a percentage of net revenue increased from 35.0% for fiscal year 2021 to 38.3% for fiscal year 2022 driven primarily by higher payroll expense.
Depreciation and amortization
Depreciation and amortization expense of $100.0 million for fiscal year 2022 increased $2.9 million, or 3.0%, from $97.1 million for fiscal year 2021 primarily driven by new store openings and investments in remote medicine.
Asset impairment
We recognized $5.8 million for impairment primarily of tangible long-lived assets and ROU assets associated with our retail stores in fiscal year 2022 compared to $4.4 million recognized in fiscal year 2021. The store asset impairment charge is primarily related to our Owned & Host segment and is driven by lower than projected customer sales volume in certain stores and other entity-specific assumptions. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and the likelihood that these scenarios would be ultimately realized; and the remaining useful lives of the assets. The asset impairment expense for fiscal year 2021 also includes $0.8 million, related to a write-off of certain software assets that were deemed to be obsolete. Asset impairment expenses were recognized in Corporate/Other.
Other expense (income), net
We recognized a gain of $2.7 million and $2.4 million in Other expense (income), net in fiscal years 2022 and 2021, respectively, in connection with the acquisition of our equity method investee by a third party. See Note 1. “Business and Significant Accounting Policies” for further details.
Interest expense, net
Interest expense, net, of $0.5 million for fiscal year 2022 decreased $25.2 million, or 98.2%, from $25.6 million for fiscal year 2021. The decrease was primarily a result of lower derivative costs of $19.0 million on our interest rate derivatives, reduced term loan outstanding balance and income on cash balances.
Income tax provision
Our effective tax rate for fiscal year 2022 was 30.7%, reflecting our statutory federal and state rate of 25.4% and effects of other permanent items. Our effective tax rate for fiscal year 2021 was 14.1%, reflecting a benefit of $16.5 million primarily from the exercise of stock options and stranded tax effect associated with our matured interest rate swaps during the first quarter of 2021.

Fiscal Year 2021 compared to Fiscal Year 2020

As a result of the COVID-19 pandemic, our retail stores closed to the public beginning on March 19, 2020. We began reopening our stores to the public on April 27, 2020 and on June 8, 2020, we announced the successful completion of the reopening process. Comparisons of fiscal year 2021 results to fiscal year 2020 results reflect the material and unprecedented impact of these temporary store closures. Fiscal year 2021 consists of 52 weeks compared to 53 weeks in fiscal year 2020.
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

Non-GAAP Financial Measures
Adjusted Operating Income, Adjusted Operating Margin, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Diluted EPS
We define Adjusted Operating Income as net income, plus interest expense (income), net and income tax provision (benefit), further adjusted to exclude stock based compensation expense, loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, amortization of acquisition intangibles and certain other expenses. We define Adjusted Operating Margin as Adjusted Operating Income as a percentage of net revenue. We define EBITDA as net income, plus interest expense (income), net, income tax provision (benefit) and depreciation and amortization. We define Adjusted EBITDA as net income, plus interest expense (income), net, income tax provision (benefit) and depreciation and amortization, further adjusted to exclude stock based compensation expense, loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, and certain other expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of net revenue. We define Adjusted Diluted EPS as diluted earnings per share, adjusted for the per share impact of stock based compensation expense, loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, amortization of acquisition intangibles, amortization of debt discounts and deferred financing costs of our term loan borrowings, amortization of the conversion feature and deferred financing costs related to our 2025 Notes when not required under U.S. GAAP to be added back for diluted earnings per share, losses (gains) on change in fair value of derivatives, certain other expenses, and tax benefit of stock option exercises, less the tax effect of these adjustments. We adjust for amortization of costs related to the 2025 Notes only when adjustment for these costs is not required in the calculation of diluted earnings per share according to U.S. GAAP.
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
•EBITDA, Adjusted EBITDA and Adjusted Operating Income do not reflect the interest expense (income), net or the cash requirements necessary to service interest or principal payments, on our debt;
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
The following table reconciles our Adjusted Operating Income, Adjusted Operating Margin, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin to net income; and Adjusted Diluted EPS to diluted EPS for the periods presented:

In thousands	Fiscal Year 2022		Fiscal Year 2021		Fiscal Year 2020
Net income	$42,122	2.1%	$128,244	6.2%	$36,277	2.1%
Interest expense	462	0.0%	25,612	1.2%	48,327	2.8%
Income tax provision	18,691	0.9%	21,081	1.0%	2,403	0.1%
Stock based compensation expense (a)	13,512	0.7%	14,886	0.7%	10,740	0.6%
Asset impairment (b)	5,783	0.3%	4,427	0.2%	22,004	1.3%
Litigation settlement (c)	—	—%	1,500	0.1%	4,395	0.3%
Amortization of acquisition intangibles (d)	7,488	0.4%	7,488	0.4%	7,426	0.4%
Other (g)	(263)	(0.0)%	1,511	0.1%	2,576	0.2%
Adjusted Operating Income / Adjusted Operating Margin	$87,795	4.4%	$204,749	9.8%	$134,148	7.8%
Note: Fiscal years 2022 and 2021 include 52 weeks. Fiscal year 2020 includes 53 weeks.
Percentages reflect line item as a percentage of net revenue, adjusted for rounding.
Some of the percentage totals in the table above do not foot due to rounding differences.

In thousands	Fiscal Year 2022		Fiscal Year 2021		Fiscal Year 2020
Net income	$42,122	2.1%	$128,244	6.2%	$36,277	2.1%
Interest expense	462	0.0%	25,612	1.2%	48,327	2.8%
Income tax provision	18,691	0.9%	21,081	1.0%	2,403	0.1%
Depreciation and amortization	99,956	5.0%	97,089	4.7%	91,585	5.4%
EBITDA	161,231	8.0%	272,026	13.1%	178,592	10.4%

Stock based compensation expense (a)	13,512	0.7%	14,886	0.7%	10,740	0.6%
Asset impairment (b)	5,783	0.3%	4,427	0.2%	22,004	1.3%
Litigation settlement (c)	—	—%	1,500	0.1%	4,395	0.3%
Other (g)	(263)	(0.0)%	1,511	0.1%	2,576	0.2%
Adjusted EBITDA / Adjusted EBITDA Margin	$180,263	9.0%	$294,350	14.2%	$218,307	12.8%
Note: Fiscal years 2022 and 2021 include 52 weeks. Fiscal year 2020 includes 53 weeks.
Percentages reflect line item as a percentage of net revenue, adjusted for rounding.
Some of the percentage totals in the table above do not foot due to rounding differences.

In thousands, except per share amounts	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2020
Diluted EPS	$0.52	$1.43	$0.44
Stock based compensation expense (a)	0.17	0.15	0.13
Asset impairment (b)	0.07	0.05	0.27
Litigation settlement (c)	—	0.02	0.05
Amortization of acquisition intangibles (d)	0.09	0.08	0.09
Amortization of debt discounts and deferred financing costs (e)	0.04	0.02	0.14
Losses (gains) on change in fair value of derivatives (f)	(0.20)	(0.03)	0.05
Other (j)	(0.00)	(0.01)	0.03
Tax benefit of stock option exercises (h)	(0.00)	(0.15)	(0.10)
Tax effect of total adjustments (i)	(0.04)	(0.08)	(0.19)
Adjusted Diluted EPS	$0.65	$1.48	$0.91

Weighted average diluted shares outstanding	80,298	96,134	82,793
Note: Fiscal years 2022 and 2021 include 52 weeks. Fiscal year 2020 includes 53 weeks. Some of the totals in the table above do not foot due to rounding differences.
____________
(a)Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and performance vesting conditions.
(b)Reflects write-off of primarily property, equipment and lease related assets on closed or underperforming stores.
(c)Expenses associated with settlement of certain litigation.
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
(g)Other adjustments include amounts that management believes are not representative of our operating performance (amounts in brackets represent reductions in Adjusted Operating Income, Adjusted Diluted EPS and Adjusted EBITDA), which are primarily related to excess payroll taxes on stock option exercises, executive severance and relocation and other expenses and adjustments, including our share of (gains) losses on equity method investments of $(2.7) million and $(2.4) million for fiscal years 2022 and 2021, respectively, and losses on other investments of $0.3 million for fiscal year 2022.
(h)Tax benefit associated with accounting guidance requiring excess tax benefits related to stock option exercises to be recorded in earnings as discrete items in the reporting period in which they occur.
(i)Represents the income tax effect of the total adjustments at our combined statutory federal and state income tax rates.
(j)Reflects other expenses in (g) above, including the impact of stranded tax effect of $(2.1) million for fiscal year 2021 associated with our interest rate swaps that matured in 2021, and $0.1 million and $0.2 million of debt issuance costs for fiscal years 2021 and 2020, respectively.

Liquidity and Capital Resources
Our primary cash needs are for inventory, payroll, store rent, advertising, capital expenditures associated with new stores and updating existing stores, as well as information and remote medicine technology and infrastructure, including our corporate office, distribution centers and laboratories. When appropriate, the Company may utilize excess liquidity towards debt service requirements, including voluntary debt prepayments, or required interest and principal payments, if any, as well as repurchases of common stock, based on excess cash flows. The most significant components of our operating assets and liabilities are inventories, accounts receivable, prepaid expenses and other assets, accounts payable, deferred and unearned revenue and other payables and accrued expenses. We exercise prudence in our use of cash and closely monitor various items related to cash flow including, but not limited to, cash receipts, cash disbursements, payment terms and alternative sources of funding. We continue to be focused on these items in addition to other key measures we use to determine how our consolidated business and operating segments are performing. We believe that cash on hand, cash expected to be generated from operations and the availability of borrowings under our revolving credit facility will be sufficient to fund our working capital requirements, liquidity obligations, anticipated capital expenditures and payments due under our existing debt for the next 12 months and thereafter for the foreseeable future. Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the refinancing or issuance of debt, issuance of equity or other securities, the proceeds of which could provide additional liquidity for our operations, as well as modifications to our term loan where possible. However, our ability to maintain sufficient liquidity may be affected by numerous factors, many of which are outside of our control. We primarily fund our working capital needs using cash provided by operations. Our working capital requirements for inventory will increase as we continue to open additional stores.
As of fiscal year end 2022, we had $229.4 million in cash and cash equivalents and $293.6 million of availability under our revolving credit facility, which includes $6.4 million in outstanding letters of credit.
The following table summarizes cash flows provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

In thousands	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2020
Cash flows provided by (used for):
Operating activities	$119,198	$258,938	$234,981
Investing activities	(110,894)	(92,897)	(76,410)
Financing activities	(84,556)	(234,324)	176,281
Net increase (decrease) in cash, cash equivalents and restricted cash	$(76,252)	$(68,283)	$334,852
Note: Fiscal years 2022 and 2021 include 52 weeks. Fiscal year 2020 includes 53 weeks.

Net Cash Provided by Operating Activities
Cash flows provided by operating activities decreased by $139.7 million to $119.2 million, during fiscal year 2022 from $258.9 million during fiscal year 2021 as a result of a $86.1 million decrease in net income, changes in net working capital and other assets and liabilities, which used an additional $38.6 million in cash and a decrease in non-cash expense adjustments of $15.0 million, in each case, as compared to fiscal year 2021.
Working capital was most significantly impacted by changes in other liabilities, accounts receivable and inventories. Decreases in other liabilities used $30.9 million in year-over-year cash primarily due to decreases in compensation related and advertising accruals, partially offset by increases in payroll taxes payable. Increases in accounts receivable balances used $26.0 million in year-over-year cash primarily due to year-over-year increases in trade and credit card receivables as a result of higher sales in the last week of fiscal year 2022 when compared to the same period of 2021, as well as increases in other receivables. Decreases in inventory contributed $13.0 million in year-over-year cash primarily due to increased purchases, including inventory forward buys, during 2021.
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
Net Cash Used for Investing Activities
Net cash used for investing activities increased by $18.0 million, to $110.9 million, during fiscal year 2022 from $92.9 million during fiscal year 2021. The increase was primarily due to increased capital investments in remote medicine and new store openings. We purchased $113.5 million in capital items during fiscal year 2022. Approximately 80% to 85% of our capital spend is related to our expected growth (i.e., new stores, remote medicine infrastructure, EHR, optometric equipment, additional capacity in our optical laboratories and distribution centers, and our IT infrastructure, including omni-channel platform related investments).
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
Net Cash Provided by (Used for) Financing Activities
Net cash used for financing activities decreased $149.8 million, from $234.3 million use of cash during fiscal year 2021 to $84.6 million use of cash during fiscal year 2022. The decrease in cash used for financing activities was primarily due to voluntary term loan prepayments of $167.4 million in fiscal year 2021 that did not recur in fiscal year 2022, partially offset by increases in purchases of treasury stock of $11.1 million and decreases in proceeds from issuance of common stock of $8.1 million during fiscal year 2022.
Net cash provided by (used for) financing activities decreased $410.6 million, from $176.3 million provision of cash during fiscal year 2020 to $234.3 million use of cash during fiscal year 2021. The decrease was primarily due to the prepayment of our term loan of $167.4 million and increases in purchases of treasury stock of $72.6 million during fiscal year 2021 compared to proceeds of $548.8 million from the issuance of the 2025 Notes and borrowings on our revolving credit facility partially offset by principal payments on long-term debt of $369.3 million during fiscal year 2020.

Long-term Debt
The following table sets forth the amounts owed under our term loan and the 2025 Notes and the interest rate on such outstanding amounts, and the amount available for additional borrowing thereunder, as of the end of fiscal year 2022:

In thousands	Interest Rate (2)	Amount Outstanding	Amount Available for Additional Borrowing
2025 Notes, due May 15, 2025	Fixed	$402,497	$—
Term loan, due July 18, 2024	Variable	150,000	—
Revolving credit facility, due July 18, 2024(1)	Variable	—	293,619
Total		$552,497	$293,619
____________
(1)At December 31, 2022, the amount available under our revolving credit facility reflected a reduction of $6.4 million of letters of credit outstanding.
(2)The interest rate on the term loan and revolving credit facility pursuant to the Credit Agreement is at an Applicable Margin range from 1.25% to 2.00% for LIBOR Loans with LIBOR to not be lower than 0.00% in any period, and an Applicable Margin range from 0.25% to 1.00% for ABR Loans, as of fiscal year end 2022. The 2025 Notes pay interest semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2020, at an annual rate of 2.50%.

Share Repurchase Authority
Effective November 8, 2021, the Company's Board of Directors authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company's common stock. On November 29, 2021, the Company’s Board of Directors authorized an increase from $50 million to $100 million in aggregate amount of shares of the Company’s common stock that may be repurchased under the Company’s current share repurchase program. On February 23, 2022, our Board of Directors authorized a $100 million increase to the share repurchase authorization, for a total authorization of $200 million. Repurchases may be made from time to time in the Company’s discretion through one or more open market or privately negotiated transactions, and pursuant to pre-set trading plans meeting the requirements of all applicable securities laws and regulations. Shares may be repurchased under the program through December 30, 2023. The timing and amounts of any such repurchases will depend on a variety of factors, including the market price of the Company’s shares, general market and economic conditions, legal requirements and tax implications. The Company expects to fund the share repurchases using cash on hand. During fiscal years 2022 and 2021, the Company repurchased 2.7 million shares of its common stock for $80.0 million, and 1.4 million shares of its common stock for $69.9 million, respectively, under the share repurchase program. After these repurchases, approximately $50 million remains available under the share repurchase authorization as of December 31, 2022.
Capital Expenditures

In thousands	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2020
New stores (owned brands)	$49,761	$40,058	$27,865
Laboratories, distribution centers and optometric equipment	30,073	20,900	19,882
Information technology and other	33,713	34,557	29,076
Total	$113,547	$95,515	$76,823
Note: Fiscal years 2022 and 2021 include 52 weeks. Fiscal year 2020 includes 53 weeks.
We expect capital expenditures in fiscal year 2023 to be approximately between $115 million and $120 million and to be used primarily in supporting the Company’s growth through investments in new stores, remote medicine, EHR, optical laboratories, and IT infrastructure. We expect to fund capital expenditures with cash flows from operations, but may also use existing cash balances or funds available through our revolving credit facility.

Material Cash Requirements
As of fiscal year end 2022, our current and long-term material cash requirements include the following commitments and contractual obligations:

In thousands	2023	2024	2025	2026	2027	Thereafter	Total
Term loan(a)	$—	$150,000	$—	$—	$—	$—	$150,000
2025 Notes(b)	—	—	402,497	—	—	—	402,497
Revolving credit facility(c)	—	—	—	—	—	—	—
Estimated interest(d)	18,513	14,757	3,773	—	—	—	37,043
Noncancelable operating leases(e)	86,429	91,376	87,377	68,295	54,316	111,803	499,596
Finance leases(f)	5,569	4,734	4,888	4,496	3,623	3,265	26,575
Other commitments(g)	49,203	37,495	30,238	3,662	—	—	120,598
Total	$159,714	$298,362	$528,773	$76,453	$57,939	$115,068	$1,236,309
____________
(a)Refer to Note 4. “Long-term Debt” to our consolidated financial statements included in Part II. Item 8 of this Form 10-K for more information on our term loan.
(b)Refer to Note 4. “Long-term Debt” for more information on the 2025 Notes and Note 13. “Earnings Per Share” for the treatment of earnings per share in relation to the 2025 Notes.
(c)Refer to Note 4. “Long-term Debt” for more information on our revolving credit facility.
(d)We have estimated our interest payments on our term loan based on LIBOR as of the end of fiscal year 2022. Amounts and timing may be different from our estimated interest payments due to potential voluntary prepayments, borrowings, interest rate fluctuations and the expected discontinuation of LIBOR. Expected obligations on our hedging instruments are excluded from estimated interest presented in the table above. Refer to Note 1. “Business and Significant Accounting Policies” for more information on the cessation of LIBOR.

(e)We lease our retail stores, optometric examination offices, distribution centers, office space and all of our optical laboratories with the exception of our St. Cloud, Minnesota lab, which we own. The vast majority of our leases are classified as operating leases under current accounting guidance. Although rent expense on operating leases is recorded in SG&A on a straight-line basis over the term of the lease, contractual obligations above represent required cash payments. Our lease arrangements require us to pay executory costs such as insurance, real estate taxes and common area maintenance and some of our leases are based on a percentage of sales. These expenses are generally variable, not included above, and were approximately $33.1 million during fiscal year ended 2022. Refer to Note 8. “Leases” for our current and long-term lease payment obligations.
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
In addition to lease commitments and contractual obligations, our material cash requirements also include operating expenses such as payroll, store rent, and advertising expenses, which we expect to fund primarily with existing cash balances and cash flows from operations.
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
We recognize revenue across our product protection plan and club membership contract portfolio based on the value delivered to the customers relative to the remaining services promised under the programs. We determine the value delivered based on the expected timing and amount of customer usage of benefits over the terms of the contracts. A 100 basis point change in our estimate of value delivered to customers compared to expected customer usage of benefits would have affected revenues in fiscal year 2022 by approximately $2 million; this amount would have been recognized at different times over the contract period.
Unearned revenue at the end of a reporting period is estimated based on processing and delivery times throughout the current month and generally ranges from approximately seven to 10 days. All unearned revenue at the end of a reporting period is recognized in the next fiscal period. A one day increase in our estimate of the average days needed to process delivery would have affected revenues in fiscal year 2022 by approximately $5 million, which would ultimately have been recorded in the next fiscal year.

The Company considers its revenue from managed care customers to include variable consideration and estimates such amounts associated with managed care customer revenues using the history of concessions provided and cash receipts from managed care providers; a 100 basis point change in our rate of concessions granted would have reduced our revenues in fiscal year 2022 by approximately $4 million.
See Note 7. “Revenue from Contracts With Customers” in our audited consolidated financial statements included in Part II. Item 8. of this Form 10-K for additional information.
Impairment of P&E and ROU assets
In evaluating store-level property and equipment and ROU assets for recoverability and impairment, we may consider multiple factors including financial performance of the stores, regional and local business climates, future plans for the store operations and other qualitative factors. We estimate the fair value of the asset group using an income approach based on discounted cash flows, which requires estimates and assumptions of forecasted store revenue growth rates and store profitability. We consider market-based indications of prevailing rental rates, lease incentives and discount rates for retail space when estimating the fair value of ROU assets. Developing the estimates and assumptions used in our recovery and impairment evaluations require significant judgment. The cash flows used in estimating fair value were discounted using market rates from 7.5% to 10% in fiscal year 2022.
We had $359.8 million of property and equipment, net, and ROU assets of $382.8 million as of December 31, 2022. Changes in estimates and assumptions used in our impairment testing of property and equipment could result in future impairment losses, which could be material. We recognized impairments of $5.8 million, $4.4 million and $22.0 million in fiscal years 2022, 2021 and 2020, respectively, primarily related to our long-lived tangible store assets and ROU assets.
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
As of December 31, 2022, we had $777.6 million of goodwill, $240.5 million of non-amortizing intangible assets, and $34.7 million of other intangible assets, net of accumulated amortization. Changes in estimates and assumptions used in our impairment testing could result in future impairment losses, which could be material. Significant judgments and assumptions are required in our impairment evaluations.
In our most recent goodwill impairment test, the fair value of our Legacy segment, to which $60.0 million of goodwill is allocated, exceeded its carrying value by approximately 9%. Our Legacy segment has been affected by the challenging macroeconomic environment. Considering the challenging environment, the fair value of our Legacy segment assumes lower levels of profitability in the near term than the Legacy segment has historically experienced, followed by a gradual improvement in profitability to the low end of the Legacy segment’s historical profitability range. The fair values of our other reporting units exceeded their respective carrying values by at least 60%. Future changes in a reporting unit’s business profitability, expected cash flows, changes in business strategy and external market conditions, among other factors, could require us to record an impairment charge for goodwill. A 100 basis point increase in discount rates used to estimate the fair value of the Company’s reporting units would result in an approximate $3 million impairment of the Company’s goodwill balance in the Legacy segment at the end of fiscal year 2022. The Legacy segment’s operations are sensitive to customer concentration.
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

If impairment indicators related to finite-lived, amortizing intangible assets are present, we estimate cash flows expected to be generated over the remaining useful lives of the related assets based on current projections. If the projected net undiscounted cash flows are less than the carrying value of the related assets, we then measure impairment based on a discounted cash flow model and record an impairment charge as the excess of carrying value over the estimated fair value. A 100 basis point increase in the discount rate used to estimate the fair value of the Company’s Legacy segment contracts and relationships asset would not result in an impairment at fiscal year-end.
Income Taxes
Calculations and assessments of uncertain tax positions involve estimates and complex judgments because the ultimate tax outcomes are uncertain and future events are unpredictable. Our net deferred liability balance as of December 31, 2022 was $93.9 million. Changes in assumptions in our estimates could result in material changes to these balances. See Note 6. “Income Taxes” to our consolidated financial statements included in Part II. Item 8 of this Form 10-K.
Inventories
Inventory shrinkage is estimated and recorded throughout the period in cost of sales based on historical results and current inventory levels. Inventory values are adjusted for estimated obsolescence and written down to net realizable value (“NRV”) based on estimates of current and anticipated demand, customer preference, merchandise age, planned promotional activities, compliance with contact lens vendor return policies, and estimates of future retail sales prices. Actual shrinkage is recorded throughout the year based upon periodic physical counts. As of December 31, 2022, our total inventory balance was $123.2 million. A 10% increase in the obsolescence and shrinkage reserves will not have a material impact on our financial position. See Note 1. “Business and Significant Accounting Policies” to our consolidated financial statements included in Part II. Item 8 of this Form 10-K.
Recently Issued Accounting Pronouncements
For information on recently issued accounting pronouncements, see Note 1. “Business and Significant Accounting Policies” to our consolidated financial statements included in Part II. Item 8 of this Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have market risk exposure from changes in interest rates. When appropriate, we use derivative financial instruments to mitigate the risk from such exposure. A discussion of our accounting policies for derivative financial instruments is included in Note 1. “Business and Significant Accounting Policies” and Note 9. “Fair Value Measurement” to our consolidated financial statements included in Part II. Item 8 of this Form 10-K.
A portion of our debt bears interest at variable rates. If market interest rates increase, the interest rate on our variable rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. Our interest rate collar is intended to mitigate some of the effects of increases in interest rates. Refer to Note 1. “Business and Significant Accounting Policies” to our consolidated financial statements included in Part II. Item 8 of this Form 10-K for more information on the cessation of LIBOR.
As of December 31, 2022, $150.0 million of term loan borrowings were subject to variable interest rates, with a weighted average borrowing rate of 3.1%. An increase to market rates of 1.0% as of December 31, 2022 would not result in a material increase to interest expense. Assuming a decrease to market rates of 1.0%, the resulting impact to interest expense related to the interest rate derivative would be approximately $4 million.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of National Vision Holdings, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of National Vision Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2022 and January 1, 2022, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for debt with conversion options for the year ended January 1, 2022 due to the adoption of Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—
Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an
Entity’s Own Equity.
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
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company used the income approach, which is based on a discounted cash flow analysis and calculated the fair value of reporting units by estimating after-tax cash flows discounted using a weighted average cost of capital discount rate. The determination of fair value using the discounted cash flow method requires management to make significant estimates and assumptions related to the discount rate. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $777.6 million as of December 31, 2022, of which $60.1 million was allocated to the Legacy Segment Reporting Unit. The fair value of the Legacy Segment Reporting Unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized. The Legacy Segment Reporting Unit’s operations are sensitive to customer concentration.
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
•We tested the design, implementation, and operating effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value and related to management’s selection of the discount rate.
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
February 28, 2023

We have served as the Company’s auditor since 2002.

National Vision Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
In Thousands, Except Par Value

ASSETS	As of December 31, 2022	As of January 1, 2022
Current assets:
Cash and cash equivalents	$229,425	$305,800
Accounts receivable, net	79,892	55,697
Inventories	123,158	123,669
Prepaid expenses and other current assets	41,361	29,410
Total current assets	473,836	514,576

Noncurrent assets
Property and equipment, net	359,775	346,436
Goodwill	777,613	777,613
Trademarks and trade names	240,547	240,547
Other intangible assets, net	34,669	42,020
Right of use assets	382,825	354,900
Other assets	21,981	16,999
Total noncurrent assets	1,817,410	1,778,515
Total assets	$2,291,246	$2,293,091
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,276	$64,331
Other payables and accrued expenses	94,225	119,323
Unearned revenue	41,239	29,895
Deferred revenue	62,201	65,325
Current maturities of long-term debt and finance lease obligations	4,137	3,999
Current operating lease obligations	77,186	60,930
Total current liabilities	344,264	343,803

Noncurrent liabilities:
Long-term debt and finance lease obligations, less current portion and debt discount	563,388	566,081
Noncurrent operating lease obligations	358,110	342,241
Deferred revenue	21,601	23,166
Other liabilities	8,900	8,974
Deferred income taxes, net	93,870	82,846
Total noncurrent liabilities	1,045,869	1,023,308
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 84,273 and 83,840 shares issued as of December 31, 2022 and January 1, 2022, respectively; 78,992 and 81,405 shares outstanding as of December 31, 2022 and January 1, 2022, respectively	842	838
Additional paid-in capital	767,112	750,478
Accumulated other comprehensive loss	(1,179)	(1,940)
Retained earnings	320,517	278,395
Treasury stock, at cost; 5,281 and 2,435 shares as of December 31, 2022 and January 1, 2022, respectively	(186,179)	(101,791)
Total stockholders’ equity	901,113	925,980
Total liabilities and stockholders’ equity	$2,291,246	$2,293,091
The accompanying notes are an integral part of these consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
In Thousands, Except Earnings Per Share

	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2020
Revenue:
Net product sales	$1,648,315	$1,718,344	$1,418,283
Net sales of services and plans	357,089	361,181	293,477
Total net revenue	2,005,404	2,079,525	1,711,760
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	636,324	633,116	551,783
Services and plans	289,263	271,663	234,841
Total costs applicable to revenue	925,587	904,779	786,624
Operating expenses:
Selling, general and administrative expenses	915,355	900,798	724,985
Depreciation and amortization	99,956	97,089	91,585
Asset impairment	5,783	4,427	22,004
Other income, net	(2,552)	(2,505)	(445)
Total operating expenses	1,018,542	999,809	838,129
Income from operations	61,275	174,937	87,007
Interest expense, net	462	25,612	48,327
Earnings before income taxes	60,813	149,325	38,680
Income tax provision	18,691	21,081	2,403
Net income	$42,122	$128,244	$36,277

Earnings per share:
Basic	$0.53	$1.57	$0.45
Diluted	$0.52	$1.43	$0.44
Weighted average shares outstanding:
Basic	79,831	81,820	80,565
Diluted	80,298	96,134	82,793

Comprehensive income:
Net income	$42,122	$128,244	$36,277
Unrealized gain (loss) on hedge instruments	1,020	6,158	(780)
Tax provision (benefit) of unrealized gain (loss) on hedge instruments	259	3,698	(194)
Comprehensive income	$42,883	$130,704	$35,691

Note: Fiscal years 2022 and 2021 include 52 weeks. Fiscal year 2020 includes 53 weeks.
The accompanying notes are an integral part of these consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
In Thousands

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances at December 28, 2019	79,678	$805	$700,121	$(3,814)	$107,132	$(27,807)	$776,437
Cumulative effect of change in accounting principle	—	—	—	—	(529)	—	(529)
Balances at December 29, 2019 - as adjusted	79,678	805	700,121	(3,814)	106,603	(27,807)	775,908
Issuance of common stock	1,580	16	13,575	—	—	—	13,591
Stock based compensation	—	—	10,616	—	—	—	10,616
Purchase of treasury stock	(19)	—	—	—	—	(689)	(689)
Conversion option related to convertible senior notes, net of allocated costs and tax	—	—	71,385	—	—	—	71,385
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	(586)	—	—	(586)
Net income	—	—	—	—	36,277	—	36,277
Balances at January 2, 2021	81,239	821	795,697	(4,400)	142,880	(28,496)	906,502
Cumulative effect of change in accounting principle	—	—	(71,385)	—	7,271	—	(64,114)
Balances at January 3, 2021 - as adjusted	81,239	821	724,312	(4,400)	150,151	(28,496)	842,388
Issuance of common stock	1,657	17	11,465	—	—	—	11,482
Stock based compensation	—	—	14,701	—	—	—	14,701
Purchase of treasury stock	(1,491)	—	—	—	—	(73,295)	(73,295)
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	2,460	—	—	2,460
Net income	—	—	—	—	128,244	—	128,244
Balances at January 1, 2022	81,405	838	750,478	(1,940)	278,395	(101,791)	925,980
Issuance of common stock	433	4	3,282	—	—	—	3,286
Stock based compensation	—	—	13,353	—	—	—	13,353
Purchase of treasury stock	(2,846)	—	—	—	—	(84,388)	(84,388)
Settlement of 2025 Notes	—	—	(1)	—	—	—	(1)
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	761	—	—	761
Net income	—	—	—	—	42,122	—	42,122
Balances at December 31, 2022	78,992	$842	$767,112	$(1,179)	$320,517	$(186,179)	$901,113

Note: Fiscal years 2022 and 2021 include 52 weeks. Fiscal year 2020 includes 53 weeks.
The accompanying notes are an integral part of these consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
In Thousands

	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2020
Cash flows from operating activities:
Net income	$42,122	$128,244	$36,277
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	99,956	97,089	91,585
Amortization of debt discount and deferred financing costs	3,314	4,321	11,895
Asset impairment	5,783	4,427	22,004
Deferred income tax expense (benefit)	11,024	16,701	(233)
Stock based compensation expense	13,512	14,886	10,740
Losses (gains) on change in fair value of derivatives	(16,377)	(3,286)	4,014
Inventory adjustments	2,371	2,481	4,852
Other	2,122	94	5,092
Changes in operating assets and liabilities:
Accounts receivable	(24,816)	1,182	(13,697)
Inventories	(1,860)	(14,876)	11,430
Operating lease right of use assets and liabilities	859	(41)	1,518
Other assets	(4,256)	(6,456)	(8,096)
Accounts payable	945	(530)	24,079
Deferred and unearned revenue	6,655	6,002	6,982
Other liabilities	(22,156)	8,700	26,539
Net cash provided by operating activities	119,198	258,938	234,981
Cash flows from investing activities:
Purchase of property and equipment	(113,547)	(95,515)	(76,823)
Other	2,653	2,618	413
Net cash used for investing activities	(110,894)	(92,897)	(76,410)
Cash flows from financing activities:
Borrowings on long-term debt, net of discounts	—	—	548,769
Repayments on long-term debt	(4)	(167,375)	(369,269)
Proceeds from issuance of common stock	3,744	11,838	13,105
Purchase of treasury stock	(84,388)	(73,295)	(689)
Payments of debt issuance costs	—	(900)	(12,439)
Payments on finance lease obligations	(3,908)	(4,592)	(3,196)
Net cash provided by (used for) financing activities	(84,556)	(234,324)	176,281
Net change in cash, cash equivalents and restricted cash	(76,252)	(68,283)	334,852
Cash, cash equivalents and restricted cash, beginning of year	306,876	375,159	40,307
Cash, cash equivalents and restricted cash, end of year	$230,624	$306,876	$375,159

Supplemental cash flow disclosure information:
Cash paid for interest	$16,940	$24,897	$30,786
Cash paid for taxes	$7,481	$10,428	$894
Capital expenditures accrued at the end of the period	$9,594	$10,571	$8,455

Note: Fiscal years 2022 and 2021 include 52 weeks. Fiscal year 2020 includes 53 weeks.
The accompanying notes are an integral part of these consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Business and Significant Accounting Policies
Nature of Operations
National Vision Holdings, Inc. (“NVHI,” the “Company,” “we,” “our,” or “us”) is a holding company whose operating subsidiaries include its indirect wholly owned subsidiary, National Vision, Inc. (“NVI”) and NVI’s direct wholly owned subsidiaries. We are a leading value retailer of eyeglasses and contact lenses in the United States. We operated 1,354 and 1,278 retail optical locations in the United States and its territories as of the fiscal years ended December 31, 2022 and January 1, 2022, respectively, through our five store brands, including America’s Best Contacts and Eyeglasses (“America’s Best”), Eyeglass World, Vista Optical locations on select U.S. Army/Air Force military bases (“Military”) and within select Fred Meyer stores, and our management & services arrangement with Walmart (“Legacy”).
We sell eyeglasses, contact lenses and optical accessory products to retail customers through proprietary retail web sites and web sites on behalf of certain independent retailers and insurance companies. We also distribute contact lenses to Walmart and Sam’s Club store locations.
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
References herein to “fiscal year 2022” and “fiscal year 2021,” relate to the 52 weeks ended December 31, 2022 and January 1, 2022, respectively, and references to “fiscal year 2020,” relate to the 53 weeks ended January 2, 2021. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.
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
The Company has consolidated certain entities meeting the definition of a variable interest entity (“VIE”) as the Company concluded that it is the primary beneficiary of the entities under the provisions of Accounting Standards Codification 810, Consolidation. At December 31, 2022, the variable interest entities include 31 professional corporations. The total assets of the consolidated VIEs included in the accompanying Consolidated Balance Sheets as of December 31, 2022 and January 1, 2022, were $7.9 million and $6.0 million, respectively, and the total liabilities of the consolidated VIEs were $8.3 million and $6.8 million, respectively.
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
Share Repurchases
Effective November 8, 2021, the Company's Board of Directors authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company's common stock. On November 29, 2021, the Company’s Board of Directors authorized an increase from $50 million to $100 million in aggregate amount of shares of the Company’s common stock that may be repurchased under the Company’s current share repurchase program. On February 23, 2022, our Board of Directors authorized a $100 million increase to the share repurchase authorization, for a total authorization of $200 million. Repurchases may be made from time to time in the Company’s discretion through one or more open market or privately negotiated transactions, and pursuant to pre-set trading plans meeting the requirements of all applicable securities laws and regulations. Shares may be repurchased under the program through December 30, 2023. The timing and amounts of any such repurchases will depend on a variety of factors, including the market price of the Company’s shares, general market and economic conditions, legal requirements and tax implications. During fiscal years 2022 and 2021, the Company repurchased 2.7 million shares of its common stock for $80.0 million, and 1.4 million shares of its common stock for $69.9 million, respectively, under the share repurchase program. After these repurchases, approximately $50 million remains available under the share repurchase authorization. The Company expects to fund any future share repurchases using existing cash balances. Repurchased shares are reflected in Treasury stock on the Consolidated Balance Sheets.
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, accelerates a company’s ability to recover Alternative Minimum Tax (“AMT”) refundable credits that otherwise could have been claimed in 2020 and 2021, to 2018 and 2019, with an option to elect recovery of the full credit amount for 2018. In addition, as a result of the employee retention credits made available under the CARES Act for U.S. associates the Company recognized $0.4 million as a reduction to costs of products, $6.2 million as a reduction to costs of services and plans, and $4.4 million as a reduction to SG&A during fiscal year 2020. The Company recognizes government grants for which there is a reasonable assurance of compliance with grant conditions and receipt of credits. Amounts receivable under the CARES Act were $9.0 million as of December 31, 2022 and $0.0 million as of January 1, 2022. We elected to offset credits recognized under the CARES Act against payroll taxes that would otherwise be payable as of January 1, 2022.
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
Accounts Receivable, Net
Accounts receivable associated with revenues consist primarily of trade receivables and credit card receivables. Trade receivables consist primarily of receivables from managed care payors and receivables from major retailers. While we have relationships with almost all vision care insurers in the United States and with all of the major carriers, currently, a relatively small number of payors comprise the majority of our managed care revenues, subjecting us to concentration risk. Accounts receivable are reduced by allowances for credit losses. Estimates of our allowance for credit losses are based on our historical and current operating, billing, and collection trends, as well as current conditions and reasonable and supportable forecasts about the future. Accounts receivable are written off after all collection attempts have been exhausted. Credit loss expense recognized on our receivables, which is presented in SG&A expenses in the Company’s Consolidated Statements of Operations, was approximately $0.9 million, $0.8 million and $0.7 million for the fiscal years 2022, 2021 and 2020, respectively.
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

The Company’s inventory consists primarily of contact lenses, eyeglass frames and unprocessed eyeglass lenses. A significant portion of our inventory is supplied by a small number of key vendors. During fiscal year 2022, 92% of contact lens expenditures were with three vendors and 87% of lens expenditures were with one vendor. This exposes us to vendor concentration risk. We are less exposed to a supplier risk for our eyeglass frames as only 53% of frame expenditures were with two vendors.
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

Goodwill and Intangible Assets
Indefinite-lived intangible assets include goodwill and our trademarks and tradenames; we evaluate these assets annually for impairment, or more frequently if events and circumstances indicate that it is more likely than not that goodwill is impaired. Our annual testing date for impairment of goodwill and indefinite-lived intangible assets is the first day of the fourth fiscal quarter, which for fiscal years 2022 and 2021 was October 2, 2022, and October 3, 2021, respectively. Costs to renew intangible assets are expensed as incurred.
Finite-lived, amortizing intangible assets primarily consist of our contracts and relationships with certain retailers and our customer database tool. We amortize finite-lived intangible assets on a straight-line basis over their estimated useful lives, ranging from three to 23 years. Amortization expense associated with finite-lived intangible assets is included in Depreciation and amortization in the accompanying Consolidated Statements of Operations.
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

We use the relief-from-royalty method to estimate fair value of our trademarks and trade names, which involves estimating a royalty rate based on comparable licensing arrangements, applying that rate to the revenue projections for the subject asset, and then estimating fair value using a discounted cash flow analysis. We record an impairment charge as the excess of carrying value over estimated fair value.
See Note 3. “Goodwill and Intangible Assets” for further detail on impairment of goodwill and intangible assets.
Equity Method Investment
The Company previously had an investment in a private start-up company whose principal business is licensing software to eyeglass retailers. During fiscal year 2021, the Company’s equity method investee was acquired by a third party and in connection therewith the Company sold all of its ownership interests and received $2.4 million upon the consummation of the sale. The Company subsequently received $2.7 million in fiscal year 2022 related to an earnout associated with the sale. These proceeds were included in Other in the investing section of the Consolidated Statements of Cash Flows. As a result of this transaction, and as the carrying value of the investment was zero, the Company recorded a gain on sale of equity method investment in Other income, net on the Consolidated Statement of Operations of $2.7 million in fiscal year 2022 and $2.4 million in fiscal year 2021.
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
We reinsure worker’s compensation and medical claims above our retention levels with a highly rated financial institution that can be expected to fully perform under the terms of the arrangement. Estimated recoveries from reinsurance as of fiscal year end 2022 and 2021 are shown in the following table.

In thousands	Balance Sheet Classification	As of December 31, 2022	As of January 1, 2022
Current portion	Prepaid Expenses and Other Current Assets	$1,047	$964
Noncurrent portion	Other Assets	2,125	1,956
Total estimated recoveries from reinsurance		$3,172	$2,920
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
The gain or loss resulting from fair value adjustments for highly effective cash flow hedges is recorded in Accumulated other comprehensive loss (“AOCL”) in the accompanying Consolidated Balance Sheets until the hedged item is recognized as Interest expense, net in the Consolidated Statements of Operations. The gain or loss resulting from fair value adjustments of derivatives not deemed to be highly effective cash flow hedges is recognized in Interest expense, net immediately. We perform periodic assessments of the effectiveness of our derivative contracts designated as hedges, if applicable.
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
Revenue is recognized net of sales taxes and returns and includes amounts billed to customers related to shipping and handling costs. The returns allowance is based on historical return patterns. Provisions for estimated returns are established and the expected costs continue to be recognized as reductions to revenue when the products are sold. Shipping and handling costs are accounted for as fulfillment costs and are included in costs applicable to revenue.

We record reductions in revenue for estimated price concessions granted to managed care providers. The Company considers its revenue from managed care customers to include variable consideration and estimates such amounts associated with managed care customer revenues using the history of concessions provided and cash receipts from managed care providers. We reduced our net revenue for variable considerations of $14.8 million, $10.2 million and $7.5 million during the fiscal years 2022, 2021 and 2020, respectively.
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
As a component of the Company’s procurement program, the Company frequently enters into contracts with its vendors that provide for payments of rebates or other allowances. These vendor payments are reflected when earned or as progress is made toward earning the rebate or allowance and, depending on the terms of the agreement with the vendor, are treated as a reduction of the carrying value of the inventory and a resultant reduction of cost of products. Rebates that have been earned but not yet received are recognized as an increase to Accounts receivable, net or a reduction to Accounts payable, depending on the nature of the agreement with the vendor, until the payment has been received.
Selling, General and Administrative
SG&A includes store associate (including optician) payroll, taxes and benefits, occupancy and other store expenses, advertising and promotion, field services, and corporate support. Advertising and promotion costs, including online marketing arrangements, newspaper, direct mail, television and radio, are recorded in SG&A and expensed at the time the advertising first occurs. Production costs of future media advertising and related promotional campaigns are deferred until the advertising events occur. Non-capital expenditures associated with opening new stores, including rent, marketing expenses, travel and relocation costs, and training costs, are recorded in SG&A as incurred. Certain vendor contracts provide for marketing co-op allowances; such allowances are reflected when earned or as progress is made toward earning the allowance and are treated as a reduction of SG&A.
Advertising expenses were $141.4 million, $149.6 million and $86.5 million for fiscal years 2022, 2021 and 2020, respectively.
Leases
We lease our stores, distribution centers, corporate offices, and most of our laboratories. These leases generally have noncancelable lease terms of between five and 10 years, with an option to renew for additional terms of one to 10 years or more. The lease term includes renewal option periods when the renewal is deemed reasonably certain after considering the value of the leasehold improvements at the end of the noncancelable lease period. Most leases for our stores provide for a minimum rent and typically include escalating rent over time with the exception of Military for which lease payments are variable and based on a percentage of sales. For Vista Optical locations in Fred Meyer stores, we pay the greater of fixed rent or a percentage of sales after certain minimum thresholds are achieved. The Company’s leases generally require us to pay insurance, real estate taxes and common area maintenance expenses, substantially all of which are variable and not included in the measurement of the lease liability. Our lease arrangements frequently include tenant improvement allowances (TIAs), which are contractual amounts received or receivable from a lessor for improvements made to leased properties by the Company. For operating leases, TIAs are treated as a reduction of the lease payments used to measure the ROU assets in the accompanying Consolidated Balance Sheets and are amortized as a reduction in rental expense over the life of the respective leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. With respect to lease accounting guidance, the Company’s management & services agreement with its Legacy partner does not contain a lease arrangement.
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
Stock-Based Compensation
We measure stock-based compensation cost, which consists of grants of stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”), and restricted stock awards (“RSAs”) to associates and non-employee directors, based on the estimated grant date fair value of the awards. We recognize compensation expense for all awards containing only a service requirement over the requisite service period using a straight-line recognition method. Our PSUs contain both a service requirement and a performance requirement. We recognize expense for the proportionate share of the total fair value of PSUs related to the vesting period that has already lapsed for the shares expected to vest, which expectation is based on an evaluation of expected performance against predefined performance criteria and may also result in reversals of expense. The remaining fair value of the shares expected to vest is expensed on a straight-line basis over the balance of the vesting period. We account for forfeitures as they occur. See Note 5. “Stock Incentive Plan” for further details related to our stock-based compensation plans.
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
We assess non-store long-lived assets, including capitalized software costs in use or under development, for impairment if events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. The asset impairments recognized in fiscal years 2021 and 2020 include $0.8 million and $1.1 million, respectively, related to a write-off of certain capitalized software costs that were deemed to be obsolete due to a decision to cease further development. We did not recognize impairment related to capitalized software costs in fiscal year 2022.
Income Taxes
We account for deferred income taxes based on the asset and liability method. The Company must make certain estimates and judgments in determining income tax expense. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable or refundable based upon tax statutes of each jurisdiction in which the Company does business. Deferred income taxes are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets also include future tax benefits to be derived from the utilization of tax loss carry-forwards and application of certain carry-forward credits. The net carrying amount of deferred income tax assets and liabilities is recorded in noncurrent deferred income tax liabilities in the accompanying Consolidated Balance Sheets.
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
Future Adoption of Accounting Pronouncements
Reference Rate Reform. The Financial Accounting Standards Board (“FASB”) has issued guidance at various points over the last several years that provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that may be affected by the cessation of the London Inter-bank Offered Rate (“LIBOR.”) We are currently able to apply this new guidance for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 through December 31, 2024. A portion of our debt is subject to interest payments that are indexed to LIBOR; additionally, we are party to an interest rate derivative based on LIBOR. We are currently evaluating the effect of this guidance and have not applied the provisions of this guidance during the current fiscal year. Our credit agreement contains methodologies for replacing LIBOR with an alternative reference rate; our interest rate derivative does not contain replacement provisions, but we expect an orderly transition of our derivative’s reference rate. We currently do not anticipate material effects on our operating results, financial position or cash flows as a result of adopting the new guidance. Notwithstanding, it is possible that the adoption of this guidance will have a material adverse effect on any or all of our operating results, financial position or cash flows.
The FASB issued other accounting guidance during fiscal year 2022 that is not currently applicable or expected to have a material impact on the Company’s consolidated financial statements, and therefore, is not described above.

2. Details of Certain Balance Sheet Accounts
The following table provides a reconciliation of Cash and cash equivalents reported within the Consolidated Balance Sheets to the total of Cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows:

In thousands	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2020
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$229,425	$305,800	$373,903
Restricted cash included in other assets	1,199	1,076	1,256
	$230,624	$306,876	$375,159

The following tables provide additional details of certain balance sheet accounts as of the dates shown below:

In thousands	As of December 31, 2022	As of January 1, 2022
Accounts receivable, net:
Trade receivables	$41,622	$32,504
Credit card receivables	23,311	17,010
Other receivables (1)	15,478	6,685
Allowance for credit losses	(519)	(502)
	$79,892	$55,697
(1) Includes CARES Act receivable in the amount of $9.0 million and $0.0 million as of December 31, 2022 and January 1, 2022, respectively.

In thousands	As of December 31, 2022	As of January 1, 2022
Inventories:
Raw materials and work in process (1)	$64,786	$65,262
Finished goods	58,372	58,407
	$123,158	$123,669
(1) Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not separately present raw materials and work in process.

In thousands	As of December 31, 2022	As of January 1, 2022
Property and equipment, net:
Land and building	$3,770	$3,625
Equipment	257,661	225,726
Information technology hardware and software	151,562	137,261
Furniture and fixtures	71,932	63,582
Leasehold improvements	285,505	251,023
Construction in progress	36,099	35,106
Right of use assets under finance leases	36,219	36,235
	842,748	752,558
Less: Accumulated depreciation	(482,973)	(406,122)
	$359,775	$346,436

In thousands	As of December 31, 2022	As of January 1, 2022
Other payables and accrued expenses:
Associate compensation and benefits	$37,451	$55,670
Self-insurance liabilities	8,744	9,034
Capital expenditures	9,594	10,571
Advertising	3,811	6,962
Reserves for customer returns and remakes	7,676	7,556
Legacy management & services agreement	6,488	5,518
Supplies and other store support expenses	4,215	5,511
Litigation settlements	500	2,100
Fair value of derivative liabilities	—	2,846
Other	15,746	13,555
	$94,225	$119,323

In thousands	As of December 31, 2022	As of January 1, 2022
Other noncurrent liabilities:
Fair value of derivative liabilities	$—	$488
Self-insurance liabilities	6,292	6,170
Other	2,608	2,316
	$8,900	$8,974
3. Goodwill and Intangible Assets
The gross carrying amount and accumulated impairment of the Company’s goodwill balances for 2022 and 2021 are as follows:

	As of December 31, 2022		As of January 1, 2022
In thousands	Gross Carrying Amount	Accumulated Impairment	Gross Carrying Amount	Accumulated Impairment
Owned & Host Segment	$736,901	$(19,357)	$736,901	$(19,357)
Legacy Segment	60,069	—	60,069	—
Corporate/Other	8,107	(8,107)	8,107	(8,107)
	$805,077	$(27,464)	$805,077	$(27,464)
Accumulated goodwill impairment relates to our Fred Meyer, Military and AC Lens reporting units.
Indefinite-lived intangible assets by major asset class are as follows:

In thousands	As of December 31, 2022	As of January 1, 2022
Trademarks and trade names:
America’s Best	$200,547	$200,547
Eyeglass World	40,000	40,000
	$240,547	$240,547

We intend to maintain our trademarks; renewals will take place as needed.
Finite-lived, amortizing intangible assets by major asset class are as follows:

	As of December 31, 2022			As of January 1, 2022
In thousands	Gross Carrying Amount	Accumulated Amortization	Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Remaining Life (Years)
Contracts and relationships:
Legacy	$65,000	$52,080	2	$65,000	$46,117	3
Fred Meyer	35,000	13,389	14	35,000	11,864	15
Customer database	4,400	4,400	—	4,400	4,400	—
Other	897	759	3	746	745	—
	$105,297	$70,628		$105,146	$63,126
We extended our relationship with Walmart in fiscal year 2020. We extended our relationship with Fred Meyer in fiscal year 2022. Refer to Note 14. “Segment Reporting” for more information on these relationships. We intend to maintain our intangible assets.
Aggregate amortization expense is included in Depreciation and amortization in the accompanying Consolidated Statements of Operations. Aggregate future estimated amortization expense is shown in the following table:

Fiscal Year	In thousands
2023	$7,539
2024	7,539
2025	2,557
2026	1,525
2027	1,525
Thereafter	13,984
$34,669

4. Long-term Debt
Long-term debt consists of the following:

In thousands	As of December 31, 2022	As of January 1, 2022
2025 Notes, due May 15, 2025	$402,497	$402,500
Term loan, due July 18, 2024	150,000	150,000
Revolving credit facility, due July 18, 2024	—	—
Long-term debt before debt discount	552,497	552,500
Unamortized discount and issuance costs - 2025 Notes	(5,696)	(7,986)
Unamortized discount and issuance costs - term loan	(570)	(948)
Long-term debt less debt discount	546,231	543,566
Less current maturities	—	—
Long-term debt - noncurrent portion	546,231	543,566
Finance lease obligations	21,294	26,514
Less current maturities	(4,137)	(3,999)
Long-term debt and finance lease obligations, less current portion and debt discount	$563,388	$566,081
2025 Notes
In May 2020, we completed the issuance of $402.5 million in aggregate principal amount of 2.50% convertible senior notes due on May 15, 2025 (the “2025 Notes”), pursuant to an indenture between the Company and U.S. Bank, dated as of May 12, 2020 (the “Indenture”). The 2025 Notes were sold only to persons reasonably believed to be qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2025 Notes pay interest semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2020, at an annual rate of 2.50%.
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
We recognized the following in interest expense, net related to the 2025 Notes:

In thousands	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2020
Contractual interest expense	$10,062	$10,063	$6,401
Amortization of issuance costs	$2,283	$2,213	$10,896
As of December 31, 2022, the remaining period for the unamortized debt issuance costs balance was approximately two years. An immaterial amount of the principal balance of the 2025 Notes was converted during fiscal year 2022.
As of December 31, 2022, the stock price conditions under which the 2025 Notes can be converted at the holders’ option were not met.
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
The amendment also contains covenants that, among other things, limit NVI’s ability to incur additional debt, create liens against assets, make acquisitions, pay dividends or distributions on its stock, merge or consolidate with another entity and transfer or sell assets. We were in compliance with all covenants related to our long-term debt as of December 31, 2022.
During the second quarter of 2021, the Company partially prepaid $117.4 million of term loan principal and wrote off associated deferred debt issuance costs of $0.7 million. During the fourth quarter of 2021, the Company partially prepaid $50.0 million of term loan principal and wrote off associated deferred debt issuance costs of $0.3 million. As a result of prepayments of term loan principal, the Company has no additional mandatory principal payments on the term loan until maturity on July 18, 2024 and no amounts outstanding under the revolving credit facility. The borrowing capacity remaining as of December 31, 2022 was $293.6 million due to a reduction of $6.4 million for letters of credit outstanding.

Scheduled annual maturities of debt are as follows:

Fiscal Year	In thousands
2023	$—
2024	150,000
2025	402,497
2026	—
2027	—
Thereafter	—
$552,497

5. Stock Incentive Plans
The Company has provided equity-based compensation awards to its associates under three plans. In connection with the initial public offering of our common stock (the “IPO”), on October 23, 2017, the Company’s Board of Directors adopted, and its stockholders approved, the National Vision Holdings, Inc. 2017 Omnibus Incentive Plan (the “2017 Omnibus Incentive Plan”). The total number of shares of common stock that may be issued under the 2017 Omnibus Incentive Plan is 4,000,000. The plan authorizes the grant of stock options, stock appreciation rights, RSAs, RSUs, PSUs, other equity-based awards and other cash-based awards to our associates, non-employee directors, officers, consultants and advisers. The Vision Holding Corp. 2013 Amended and Restated Stock Incentive Plans provided for the issuance of stock options to directors, certain associates and consultants of Vision Holding Corp., its subsidiaries and affiliates. In 2014, our Board of Directors and stockholders of the Company approved the 2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its subsidiaries (the “2014 Stock Incentive Plan”). There were 10,988,827 stock options authorized for issuance pursuant to the 2014 Stock Incentive Plan. All stock awards under these plans vest through continued service. All options under these plans have a contractual life of 10 years.
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
The following table summarizes stock compensation expense under the Company’s plans, which is included in SG&A in the accompanying Consolidated Statements of Operations:

In thousands	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2020
Stock options	$1,579	$2,632	$2,827
RSUs and PSUs	11,460	11,217	7,201
RSAs	314	852	588
Associate stock purchase plan	159	185	124
Pre-tax stock based compensation expense	$13,512	$14,886	$10,740
Income tax benefit	(3,428)	(3,788)	(2,743)
After-tax stock based compensation expense	$10,084	$11,098	$7,997

	Stock options	RSUs and PSUs
Unrecognized compensation cost (in thousands)	$963	$23,638
Expected remaining weighted-average period of expense recognition (in years)	1.08	2.14

Service-based options
The following tables summarize service-based stock option activity. No service-based options were granted in fiscal year 2022.

	Number of Options Outstanding (In thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands) ($)
Outstanding options at January 1, 2022	726	$28.91	6.83	$13,891
Exercised	(71)	24.17
Forfeited	(27)	37.47
Outstanding options at December 31, 2022	628	$29.07	5.95	$6,733
Vested and exercisable at December 31, 2022	518	$26.60	5.59	$6,524

In thousands except per share values	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2020
Weighted average grant date fair value per share of options granted	$—	$23.39	$13.71
Fair value of options vested	$3,073	$3,138	$3,313
Aggregate intrinsic value of options exercised	$979	$23,091	$22,549

The fair value of service-based options was estimated using the Black-Scholes-Merton option pricing model. The following is a summary of the assumptions used in this model for service-based options:

	2021	2020
Expected volatility	52.49% to 54.03%	39.54% to 55.81%
Expected term range (in years)	6.00	6.00
Expected risk-free interest rate	0.97% to 1.07%	0.47% to 1.13%
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
Performance-based options
The following table summarizes performance-based stock option activity:

	Number of Options Outstanding (In thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands) ($)
Outstanding options at January 1, 2022	50	$15.70	5.56	$1,604
Exercised	(1)	11.91
Outstanding options at December 31, 2022	49	$15.74	4.56	$1,132
Vested and exercisable at December 31, 2022	49	$15.74	4.56	$1,132
There were no grants of performance-based options during fiscal years 2022, 2021, and 2020. There were no vests of performance-based options during fiscal years 2022 and 2021. The fair value of performance-based options vested during fiscal year 2020 was $1.4 million. The aggregate intrinsic value of performance-based options exercised during fiscal years 2022 was immaterial. The aggregate intrinsic value of performance-based options exercised during fiscal years 2021 and 2020 was $37.3 million and $20.0 million, respectively.

The following tables summarize RSU, PSU and RSA awards activity:

	RSUs (In thousands)	Weighted average grant date fair value ($)	PSUs (In thousands)	Weighted average grant date fair value ($)	RSAs (In thousands)	Weighted average grant date fair value ($)
Outstanding at January 1, 2022	364	$36.67	317	$38.34	17	$48.39
Granted	645	34.83	166	37.96	—	—
Vested	(175)	35.39	(91)	34.34	(17)	48.39
Forfeited	(48)	38.03	(31)	41.85	—	—
Outstanding at December 31, 2022	786	$35.36	361	$38.86	—	$—

	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2020
RSUs
Weighted average grant date fair value of RSUs granted	$34.83	$46.52	$34.73
Total fair value of RSUs vested (In thousands)	$6,176	$6,154	$1,346
PSUs
Weighted average grant date fair value of PSUs granted	$37.96	$46.17	$34.34
Total fair value of PSUs vested (In thousands)	$3,118	$—	$—
RSAs
Weighted average grant date fair value of RSAs granted	$—	$48.39	$30.65
Total fair value of RSAs vested (In thousands)	$800	$700	$534
Restricted stock units (RSUs)
Most RSUs vest in three equal installments on the first, second and third anniversary of the grant date. The RSUs outstanding as of December 31, 2022 have $30.5 million intrinsic value. Non-employee directors were granted RSUs in fiscal year 2022.
Performance stock units (PSUs)
PSUs are settled after the end of a three-year performance period (i.e., cliff vesting), which begins on the first day of the grant year and are based on the Company’s achievement of certain performance targets. The performance stock units outstanding as of December 31, 2022 have $14.0 million intrinsic value. While the PSU amounts shown in the tables above reflect achievement at target, the number of PSUs ultimately vested will be based on a comparison of certified performance results to predefined performance criteria that include threshold, target and maximum attainment levels.
Associate Stock Purchase Plan (ASPP)
Under the ASPP, eligible associates receive a 10% discount from the market trading value of common stock of the Company at the time of purchase. Participants may contribute to the ASPP, not to exceed $25,000 under the ASPP in any calendar year. During fiscal year 2022, the amount of shares issued to eligible participants through the ASPP was not material.

6. Income taxes
The income tax provision (benefit) consists of:

In thousands	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2020
Current income tax:
Federal	$2,829	$138	$86
State	4,838	4,242	2,550
Deferred income tax:
Federal	11,079	15,015	(219)
State	(55)	1,686	(14)
Income tax provision (benefit)	$18,691	$21,081	$2,403
Our income tax provision (benefit) differs from the amounts computed by multiplying earnings before income taxes by the statutory federal income tax rate as shown in the following table:

In thousands	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2020
Federal income tax provision at statutory rate	$12,771	$31,358	$8,123
State income tax provision, net of federal income tax	3,527	7,130	1,755
Increase (decrease) in deferred tax asset valuation allowance	477	(441)	(216)
Executive compensation limitation	1,218	283	—
Stranded tax effect of matured interest rate swaps	—	(2,125)	—
Tax benefit of equity-based compensation deductions	(27)	(14,408)	(7,996)
Other, net	725	(716)	737
Net income tax provision (benefit)	$18,691	$21,081	$2,403
Effective income tax rate	30.7%	14.1%	6.2%
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

The sources of the differences between the financial accounting and tax bases of our assets and liabilities that give rise to the deferred tax assets and deferred tax liabilities and the tax effects of each are as follows:

In thousands	As of December 31, 2022	As of January 1, 2022
Deferred tax assets:
NOL carry-forwards	$5,708	$4,068
Credit Carryforwards	547	2,290
Deferred revenue	6,376	5,700
Accrued expenses and reserves	10,233	10,020
Loss on equity and other investments	899	1,521
Stock-based compensation	5,214	5,167
Unrealized losses on hedging instruments	—	849
Operating lease liabilities	115,870	105,728
Subtotal	144,847	135,343
Valuation allowances	(3,522)	(3,045)
Total net deferred tax assets	141,325	132,298
Deferred tax liabilities:
Depreciation of property and equipment	(59,446)	(50,019)
Amortization of intangible assets	(70,946)	(72,111)
Unrealized gains on hedging instruments	(3,568)	—
Right of use asset	(97,954)	(90,751)
Other	(3,281)	(2,263)
Total deferred tax liabilities	(235,195)	(215,144)
Net deferred tax liabilities	$(93,870)	$(82,846)
As of fiscal year end 2022, our consolidated VIEs had available U.S. federal NOL carry-forwards aggregating to $14.8 million that can be utilized to reduce future federal income taxes, of which $14.7 million of carry-forward losses do not expire and $0.1 million of carry-forward losses expire at the end of fiscal year 2037. We believe it is more likely than not that we will realize a tax benefit for these NOL’s in the future except for $8.9 million of NOL carry-forwards ($1.9 million tax effected) on certain consolidated VIEs where we recognized a full valuation allowance as of fiscal year end 2022. In addition, we have NOL carry-forwards in varying amounts and with varying expiration dates in various states in which we operate.
For the fiscal year end 2022, we have no federal credits remaining, but carry various state tax credits totaling $0.5 million are available to offset certain future taxes. These state credits carry a valuation allowance of $0.3 million as we do not expect to be able to utilize them in future tax years.
We have a $0.9 million deferred income tax asset for capital losses associated with the losses realized on the sale of our equity method non-consolidated investee and other investments. We do not expect to generate significant capital gains in the near future. Therefore, we believe it is more likely than not that we will not realize a tax benefit for the majority of these deferred income tax assets, and accordingly we have established a full valuation allowance for the amount deemed unrealizable.
As a result of our utilization of NOL carry-forwards to reduce or eliminate subsequent years’ tax obligations, our federal and a substantial number of our state income tax returns for fiscal years 2001 through 2022 remain open for examination by the tax authorities.
The Company evaluates uncertain tax positions using a “more-likely-than-not” threshold and recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by tax authorities. The Company evaluates uncertain tax positions on a quarterly basis and considers various factors, including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, information obtained during in-process audit activities and changes in facts or circumstances related to a tax position.

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

Revenues Recognized Over Time
Owned & Host
Within our Owned & Host segment, services and plans revenues include revenues from product protection plans (i.e. warranties), eye care club memberships and HMO vision plan fees. We offer extended warranty plans in our Owned & Host segment that generally provide repair and replacement of eyeglasses for primarily a one-year term after purchase. We recognize service revenue under these programs on a straight-line basis over the warranty or service period which is consistent with our efforts expended to satisfy the obligation. We offer three-year eyecare club memberships in our Owned & Host segment to our contact lens customers. For these programs we apply the portfolio approach of recognizing revenues of contracts with similar characteristics and use estimates and assumptions that reflect the size and composition of the portfolio of contracts. We selected the portfolio approach because our historical club membership data demonstrate that our club customers behave similarly, such that the difference between the portfolio approach and calculating revenue of each individual contract is not material. We recognize revenue across the contract portfolio based on the value delivered to the customers relative to the remaining services promised under the programs. We determine the value delivered based on the expected timing and amount of customer usage of benefits over the terms of the contracts. The unamortized portion of amounts we collect in advance for these services and plans are reported as Deferred revenue (current and noncurrent portions) in the accompanying Consolidated Balance Sheets.
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
The following disaggregation of revenues depicts our revenues based on the timing of revenue recognition:

In thousands	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2020
Revenues recognized at a point in time	$1,843,796	$1,908,221	$1,569,757
Revenues recognized over time	161,608	171,304	142,003
Total net revenue	$2,005,404	$2,079,525	$1,711,760
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
During the second quarter of 2020, we reached rent concession agreements where certain of these concession arrangements included lease payment and term extensions between three and 12 months. The Company has elected to account for lease concessions and deferrals resulting directly from the COVID-19 pandemic as though the enforceable rights and obligations to the deferrals existed in the respective contracts at lease inception and will not account for the concessions as lease modifications, unless the concession results in a substantial increase in the Company’s obligations. The majority of leases where we received a concession did not result in a substantial increase in our obligations. Lease concessions of $0.3 million and $0.4 million were recorded in Other payables and accrued expenses as of December 31, 2022 and January 1, 2022, respectively.

In thousands		As of December 31, 2022	As of January 1, 2022
Type	Classification
	ASSETS
Finance	Property and equipment, net (a)	$14,962	$19,390
Operating	Right of use assets (b)	382,825	354,900
	Total leased assets	$397,787	$374,290
	LIABILITIES
	Current Liabilities:
Finance	Current maturities of long-term debt and finance lease obligations	$4,137	$3,999
Operating	Current operating lease obligations (c)	77,186	60,930
	Other noncurrent liabilities:
Finance	Long-term debt and finance lease obligations, less current portion and debt discount	17,157	22,515
Operating	Noncurrent operating lease obligations	358,110	342,241
	Total lease liabilities	$456,590	$429,685
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the net present value of minimum lease payments. We used the incremental borrowing rate on December 30, 2018 for operating leases that commenced prior to that date.

_________
(a) Finance lease assets are recorded net of accumulated amortization of $21.3 million and $16.8 million as of December 31, 2022 and January 1, 2022, respectively.
(b) TIA and deferred rent are treated as reductions of lease payments used to measure ROU assets in the accompanying Consolidated Balance Sheets as of December 31, 2022 and January 1, 2022.
(c) Current operating lease liabilities are measured net of TIA receivables of $6.7 million and $6.6 million as of December 31, 2022 and January 1, 2022, respectively.

In thousands	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2020
Operating lease cost
Fixed lease cost (a)	$90,801	$84,019	$79,387
Variable lease cost (b)	33,143	30,643	28,158
Sublease income(c)	(3,629)	(3,557)	(2,700)
Finance lease cost
Amortization of finance lease assets	4,145	4,461	4,561
Interest on finance lease liabilities	2,342	2,923	3,656
Net lease cost	$126,802	$118,489	$113,062
(a)Includes short-term leases, which are immaterial.
(b)Includes costs for insurance, real estate taxes and common area maintenance expenses, which are variable as well as lease costs above minimum thresholds for Fred Meyer stores and lease costs for Military stores.
(c)Income from sub-leasing of stores includes rental income from operating lease properties to independent optometrists.

Lease Term and Discount Rate	As of December 31, 2022	As of January 1, 2022
Weighted average remaining lease term (months)
Operating leases	74	76
Finance leases	65	72
Weighted average discount rate (a)
Operating leases	4.4%	4.5%
Finance leases (b)	10.8%	11.7%
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

In thousands	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2020
Other Information
Operating cash outflows - operating leases	$88,867	$89,324	$84,913
Right of use assets acquired under finance leases	$—	$—	$1,257
Right of use assets acquired under operating leases	$110,387	$91,451	$68,081
The following table summarizes the maturity of our lease liabilities as of December 31, 2022:

In thousands	Operating Leases (a)	Finance Leases (b)
Fiscal Year
2023	$86,429	$5,569
2024	91,376	4,734
2025	87,377	4,888
2026	68,295	4,496
2027	54,316	3,623
Thereafter	111,803	3,265
Total lease liabilities	499,596	26,575
Less: Interest	64,300	5,281
Present value of lease liabilities(c)	$435,296	$21,294
_________
(a) Operating lease payments include $42.6 million related to options to extend lease terms that are reasonably certain of being exercised.
(b) Finance lease payments include $1.7 million related to options to extend lease terms that are reasonably certain of being exercised.
(c) The present value of lease liabilities excludes $22.3 million of legally binding minimum lease payments for leases signed but not yet commenced.

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
Non-recurring fair value measurements
Tangible Long-lived and Right of Use (“ROU”) Store Assets
We recognized impairments of $5.8 million, $4.4 million and $22.0 million in fiscal years 2022, 2021 and 2020, respectively, primarily related to our long-lived tangible store assets and ROU assets. The impairments were primarily driven by lower than projected customer sales volume in certain stores. The cash flows used in estimating fair value were discounted using market rates from 7.5% to 10%. A decrease in the estimated cash flows would lead to a lower fair value measurement, as would an increase in the discount rate. These non-recurring fair value measurements are classified as Level 3 measurements in the fair value hierarchy. The estimated remaining fair value of the assets impaired during fiscal years 2022 and 2021 was $7.0 million and $6.8 million, respectively; the estimated remaining fair values include amounts estimated at various dates during the related fiscal years. Substantially all of the remaining fair value of the impaired store assets in fiscal years 2022 and 2021 represents the fair value of ROU assets. Refer to Note 1. “Business and Significant Accounting Policies.”
Additional fair value information
Cash Equivalents and Restricted Cash
The carrying amount of cash equivalents and restricted cash approximates fair value due to the short-term maturity of the instruments. All cash and cash equivalents are denominated in U.S. currency.
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
Long-term Debt - 2025 Notes
The estimated fair value of the 2025 Notes was approximately $553.9 million and $674.9 million, as of December 31, 2022 and January 1, 2022, respectively. The estimated fair value of the 2025 Notes is based on the prices the 2025 Notes have traded in the market as well as overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates, and represents a Level 2 measurement. Refer to Note 4. “Long-term Debt” for more information on the 2025 Notes.

10. Deferred Revenue
The following depicts a roll-forward of deferred revenue:

	Fiscal Year 2022
In thousands	Product Protection Plans	Eye Care Clubs	Total
Beginning of the year	$38,639	$49,852	$88,491
Sold	71,599	50,648	122,247
Revenue recognized	(75,119)	(51,817)	(126,936)
End of year	$35,119	$48,683	$83,802

Current	$34,808	$27,393	$62,201
Noncurrent	311	21,290	21,601
	$35,119	$48,683	$83,802

	Fiscal Year 2021
In thousands	Product Protection Plans	Eye Care Clubs	Total
Beginning of the year	$34,147	$45,580	$79,727
Sold	80,690	57,639	138,329
Revenue recognized	(76,198)	(53,367)	(129,565)
End of year	$38,639	$49,852	$88,491

Current	$38,335	$26,990	$65,325
Noncurrent	304	22,862	23,166
	$38,639	$49,852	$88,491
Unsatisfied Performance Obligations (Contract Liabilities)

During fiscal years 2022 and 2021, we recognized $65.2 million and $58.9 million, respectively, of deferred revenues outstanding at the beginning of each respective period.

Deferred revenue recorded as of the end of fiscal year 2022 is expected to be reflected in future operating results as follows:

Fiscal Year	In thousands
2023	$62,201
2024	16,393
2025	5,049
2026	132
2027	27
$83,802

11. Commitments and Contingencies
Contractual Commitments
As of December 31, 2022, the Company had contractual commitments of approximately $120.6 million consisting of agreements for merchandise purchases, technology and advertising.
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

In thousands	Fiscal Year 2022	Fiscal Year 2021
Beginning of year balance	$2,063	$2,229
Accrued obligation	36,100	33,906
Claims paid	(35,980)	(34,072)
End of year balance	$2,183	$2,063
401(k) Plan
The Company sponsors a 401(k) plan into which associates may defer a portion of their wages. We match a portion of such deferred wages. The expense for the plan was $6.4 million, $8.7 million and $5.3 million in the fiscal years ended 2022, 2021 and 2020, respectively. Expense associated with our 401(k) plan is presented in SG&A in the Consolidated Statements of Operations.
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
On September 23, 2022, we were served with notice of a lawsuit filed by a former employee in California state court alleging, on behalf of a proposed class of employees, several violations of California wage and hour laws. On December 9, 2022, the case was removed to the federal District Court for the Northern District of California. We believe that the claims are without merit and intend to oppose the certification of a class and to defend the litigation vigorously.
On January 27, 2023, a purported class action complaint was filed in federal court in the Northern District of Georgia against the Company and two of the Company’s officers. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 for materially false and misleading statements made between May 2021 and May 2022. The complaint seeks unspecified damages as well as equitable relief. We believe that the claims alleged are without merit and intend to defend the litigation vigorously.

12. Interest Rate Derivatives
We are party to an interest rate collar to offset the variability of cash flows in LIBOR-indexed debt interest payments. The aggregate notional amount of the interest rate collar, which is not designated as a cash flow hedge, was $350.0 million as of December 31, 2022. The fair value of our interest rate collar instrument was an asset of $14.1 million ($10.0 million in Prepaid expenses and other current assets and $4.1 million in Other assets) as of December 31, 2022. The fair value of our interest rate collar instrument was a liability of $3.3 million ($2.8 million in Other payables and accrued expenses and $0.5 million in Other liabilities) as of January 1, 2022. See Note 2. “Details of Certain Balance Sheet Accounts” and Note 9. “Fair Value Measurement” for further details.
We recognized (gains) losses on the change in fair value of the interest rate collar of $(18.0) million and $(4.2) million in interest expense, net during fiscal years 2022 and 2021, respectively. We recognized $1.5 million in interest expense, net during fiscal year 2021 related to our interest rate swaps that were considered to be highly effective hedges and that matured during fiscal year 2021.
Cash flows related to derivatives qualifying as hedges are included in the same section of the Consolidated Statements of Cash Flows as the underlying assets and liabilities being hedged. Cash flows during fiscal years 2022 and 2021 related to derivatives not qualifying as hedges were included in the operating section of the Consolidated Statements of Cash Flows and were immaterial.
During the second and fourth quarters of 2021, as a result of the partial repayments of the Company’s LIBOR based term-loan debt balances, the Company subsequently reclassified unrealized losses of $3.4 million from AOCL to interest expense, net during fiscal year 2021. As of December 31, 2022, the Company expects to reclassify approximately $0.8 million of unrealized losses on derivative instruments, net of tax, from AOCL into earnings in the next 12 months as the derivative instruments mature. See Note 15. “Accumulated Other Comprehensive Loss” for further details.
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

In thousands, except EPS	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2020
Net income	$42,122	$128,244	$36,277
After-tax interest expense for 2025 Notes	—	9,483	—
Numerator for diluted EPS	$42,122	$137,727	$36,277
Weighted average shares outstanding for basic EPS	79,831	81,820	80,565
Effect of dilutive securities:
Stock options	190	919	1,737
Restricted Stock	277	483	183
2025 Notes	—	12,912	308
Weighted average shares outstanding for diluted EPS	80,298	96,134	82,793
Basic EPS	$0.53	$1.57	$0.45
Diluted EPS	$0.52	$1.43	$0.44
Anti-dilutive securities excluded from diluted weighted average common shares	13,282	94	13,325

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
•Legacy - The Company manages the operations of, and supplies inventory and lab processing services to, 230 Legacy retail Vision Centers. We earn management fees as a result of providing such services and therefore we record revenue related to sales of products and product protection plans to our Legacy partner’s customers on a net basis. We also sell to our Legacy partner wholesale merchandise that is stocked in retail locations, and provide central lab processing for the finished eyeglasses and frames expected to be sold to our Legacy partner’s customers. We lease space from our Legacy partner within or adjacent to each of the locations we manage and use this space for providing optometric examination services. Sales of services and plans in our Legacy segment consist of fees earned for managing the operations of our Legacy partner and revenues associated with the provision of eye exams for our managed care customers. Revenues associated with managing operations of our Legacy partner were $34.7 million, $41.7 million and $33.4 million for fiscal years ended 2022, 2021 and 2020, respectively. Our management & services agreement also allows our Legacy partner to collect penalties if the Vision Centers do not generate a requisite amount of revenues. No such penalties have been assessed under our current arrangement.
On January 22, 2020, we entered into an amendment to our management & services agreement with Walmart which provided for a six month extension of the term and added five additional Vision Centers in Walmart stores to the agreement in fiscal year 2020.
On July 17, 2020, NVI and Walmart entered into a further amendment to the management & services agreement, to extend the current term and economics of the agreement by three years, to February 23, 2024, and will automatically renew for a three-year period unless, no later than July 2023, either party gives written notice of non-renewal. In addition, the amendment deleted certain provisions that are no longer applicable and updated certain administrative provisions. All other terms and conditions of the agreement remain in effect.
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
We incurred $0.6 million, $1.5 million and $8.6 million of costs during fiscal years 2022, 2021 and 2020, respectively, directly related to adapting the Company’s operations to the COVID-19 pandemic such as personal protective equipment and other supplies needed to operate our stores safely and certain other costs such as compensation, a tangible appreciation bonus paid to our customer-facing doctors and associates in fiscal year 2020, and other administrative expenses. Incremental expenses related to the COVID-19 pandemic were allocated to the reportable segments in fiscal years 2022 and 2021 but were included in the Corporate/Other category in fiscal year 2020.
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

	Fiscal Year 2022
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Net product sales	$1,317,673	$99,161	$242,822	$(11,341)	$1,648,315
Net sales of services and plans	299,695	52,716	—	4,678	357,089
Total net revenue	1,617,368	151,877	242,822	(6,663)	2,005,404
Cost of products	380,717	46,375	211,872	(2,640)	636,324
Cost of services and plans	265,598	23,665	—	—	289,263
Total costs applicable to revenue	646,315	70,040	211,872	(2,640)	925,587
SG&A	629,421	58,217	227,717	—	915,355
Asset impairment	—	—	5,783	—	5,783
Other income, net	—	—	(2,552)	—	(2,552)
EBITDA	$341,632	$23,620	$(199,998)	$(4,023)
Depreciation and amortization					99,956
Interest expense, net					462
Earnings before income taxes					$60,813

	Fiscal Year 2021
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Net product sales	$1,375,983	$103,249	$236,299	$2,813	$1,718,344
Net sales of services and plans	307,732	62,228	—	(8,779)	361,181
Total net revenue	1,683,715	165,477	236,299	(5,966)	2,079,525
Cost of products	377,489	49,258	205,670	699	633,116
Cost of services and plans	246,342	25,321	—	—	271,663
Total costs applicable to revenue	623,831	74,579	205,670	699	904,779
SG&A	618,413	57,838	224,547	—	900,798
Asset impairment	—	—	4,427	—	4,427
Other income, net	—	—	(2,505)	—	(2,505)
EBITDA	$441,471	$33,060	$(195,840)	$(6,665)
Depreciation and amortization					97,089
Interest expense, net					25,612
Earnings before income taxes					$149,325

	Fiscal Year 2020
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Net product sales	$1,097,749	$90,909	$234,403	$(4,778)	$1,418,283
Net sales of services and plans	244,650	51,108	—	(2,281)	293,477
Total net revenue	1,342,399	142,017	234,403	(7,059)	1,711,760
Cost of products	307,813	43,452	201,880	(1,362)	551,783
Cost of services and plans	210,313	23,777	751	—	234,841
Total costs applicable to revenue	518,126	67,229	202,631	(1,362)	786,624
SG&A	489,449	51,809	183,727	—	724,985
Asset impairment	—	—	22,004	—	22,004
Other income, net	—	—	(445)	—	(445)
EBITDA	$334,824	$22,979	$(173,514)	$(5,697)
Depreciation and amortization					91,585
Interest expense, net					48,327
Earnings before income taxes					$38,680
Entity-wide Information
The following table presents our consolidated net product revenue information:

In thousands	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2020
Net Product Sales
Eyeglasses and sunglasses	$1,120,731	$1,201,386	$946,025
Contact lenses	520,709	509,992	466,262
Accessories and other	6,875	6,966	5,996
Total net product revenues	$1,648,315	$1,718,344	$1,418,283
In fiscal years 2022, 2021 and 2020, respectively, revenues from Walmart, recognized in our Legacy segment and Corporate/Other category, represented $291.5 million, $300.8 million and $268.8 million of our total net revenue, subjecting us to customer concentration risk.

15. Accumulated Other Comprehensive Loss
Changes in the fair value of the Company’s cash flow hedge derivative instruments from their inception are recorded in AOCL if the instruments are deemed to be highly effective as cash flow hedges. The following table presents the changes in AOCL, net of tax during the fiscal years 2022, 2021 and 2020, respectively:

In thousands	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2020
Cash flow hedging activity
Balance at beginning of fiscal year	$(1,940)	$(4,400)	$(3,814)
Other comprehensive income (loss) before reclassification	—	(10)	(11,108)
Tax effect of other comprehensive income (loss) before reclassification	—	3	2,830
Amount reclassified from AOCL	1,020	6,168	10,328
Tax effect of amount reclassified from AOCL	(259)	(1,576)	(2,636)
Stranded tax effect of matured interest rate swaps	—	(2,125)	—
Net current period other comprehensive income (loss), net of tax	761	2,460	(586)
Balance at end of fiscal year	$(1,179)	$(1,940)	$(4,400)
See Note 12. “Interest Rate Derivatives” for a description of the Company’s use of cash flow hedging derivatives.

Schedule I - Condensed Financial Information of Registrant
National Vision Holdings, Inc. and Subsidiaries (Parent Company Only)
Condensed Balance Sheets
In Thousands, Except Par Value

	As of December 31, 2022	As of January 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$841	$1,683
Prepaid expenses and other current assets	—	734
Total current assets	841	2,417

Deferred income taxes	7,844	4,975
Investment in subsidiary	1,368,303	1,388,583
Total noncurrent assets	1,376,147	1,393,558
Total assets	$1,376,988	$1,395,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other payables and accrued expenses	$1,336	$1,342

Long-term debt, less current portion and debt discount	396,801	394,514
Noncurrent liabilities:
Other liabilities	77,738	74,139
Total other noncurrent liabilities	77,738	74,139

Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 84,273 and 83,840 shares issued as of December 31, 2022 and January 1, 2022, respectively; 78,992 and 81,405 shares outstanding as of December 31, 2022 and January 1, 2022, respectively	842	838
Additional paid-in capital	767,112	750,478
Accumulated other comprehensive loss	(1,179)	(1,940)
Retained earnings	320,517	278,395
Treasury stock, at cost; 5,281 and 2,435 shares as of December 31, 2022 and January 1, 2022, respectively	(186,179)	(101,791)
Total stockholders’ equity	901,113	925,980
Total liabilities and stockholders’ equity	$1,376,988	$1,395,975

Note: Fiscal years 2022 and 2021 include 52 weeks.
The accompanying notes are an integral part of these condensed financial statements.

Schedule I - Condensed Financial Information of Registrant
National Vision Holdings, Inc. And Subsidiaries (Parent Company Only)
Condensed Statements of Operations and Comprehensive Income
In Thousands

	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2020
Total net revenue	$—	$—	$—
Total costs applicable to revenue	—	—	—
Total operating expenses	266	256	264
Interest expense, net	12,345	12,275	17,296
Earnings (loss) before income taxes	(12,611)	(12,531)	(17,560)
Income tax provision (benefit)	(2,869)	(2,898)	(3,959)
Earnings (loss) before equity in net income of subsidiaries	(9,742)	(9,633)	(13,601)
Net income of subsidiaries	51,864	137,877	49,878
Net income	$42,122	$128,244	$36,277

Comprehensive income:
Net income	$42,122	$128,244	$36,277
Unrealized gain (loss) on hedge instruments	1,020	6,158	(780)
Tax provision (benefit) of unrealized gain (loss) on hedge instruments	259	3,698	(194)
Comprehensive income	$42,883	$130,704	$35,691

Note: Fiscal years 2022 and 2021 include 52 weeks. Fiscal year 2020 includes 53 weeks.
The accompanying notes are an integral part of these condensed financial statements.

Schedule I - Condensed Financial Information of Registrant
National Vision Holdings, Inc. and Subsidiaries (Parent Company Only)
Condensed Statements of Cash Flows
In Thousands

	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2020
Cash flows from operating activities
Net cash provided by operating activities	$(9,744)	$16,530	$1,189
Cash flows from investing activities
Dividend from (investment in) subsidiary	89,550	46,600	(404,537)
Net cash provided by (used for) investing activities	89,550	46,600	(404,537)
Cash flows from financing activities
Repayments on long-term debt	(4)	—	—
Borrowings on long-term debt, net of discounts	—	—	402,500
Proceeds from issuance of common stock	3,744	11,838	13,105
Purchase of treasury stock	(84,388)	(73,295)	(689)
Payments of debt issuance costs	—	—	(11,613)
Net cash provided by (used for) financing activities	(80,648)	(61,457)	403,303
Net change in cash and cash equivalents	(842)	1,673	(45)
Cash and cash equivalents, beginning of year	1,683	10	55
Cash and cash equivalents, end of year	$841	$1,683	$10

Note: Fiscal years 2022 and 2021 include 52 weeks. Fiscal year 2020 includes 53 weeks.
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
In May 2020, the Company issued $402.5 million principal amount of 2.50% convertible senior notes due 2025. The 2025 Notes pay interest semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2020, at an annual rate of 2.50% and are convertible into cash, shares of common stock or a combination of cash and shares of common stock, at our election, based on the applicable conversion rate at such time. NVHI contributed the proceeds from the 2025 Notes to NVI as additional investments during the fiscal year 2020. See Note 4. “Long-term Debt” to the NVHI consolidated financial statements for details of the 2025 Notes.
2. Guarantees and Restrictions
As described in Note 4. “Long-term Debt” to the NVHI consolidated financial statements, NVI used proceeds from the 2025 Notes to fully repay the outstanding amount on its revolving credit facility of $294.3 million and partially repaid $75 million on the term loan. As of December 31, 2022, NVI had $150.0 million of principal amount of long-term debt outstanding under its term loan and no outstanding cash borrowings under its $300.0 million revolving credit facility, which includes $6.4 million in outstanding letters of credit.
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
In accordance with Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2022. Based on that evaluation, the CEO and the CFO have concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic filings with the U.S. Securities and Exchange Commission (“SEC”) is made known to them in a timely manner.
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
Management, with the participation of our CEO and CFO, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 in accordance with the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, as auditors of our consolidated financial statements as of and for the year ended December 31, 2022, has issued their attestation report on management’s internal control over financial reporting which is set forth below.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of National Vision Holdings, Inc. and Subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of National Vision Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—
Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an
Entity’s Own Equity.
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
February 28, 2023

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The following table sets forth the names, ages and positions of our executive officers as of March 1, 2023.

Name	Age	Position
L. Reade Fahs	62	Chief Executive Officer and Director
Melissa Rasmussen	46	Senior Vice President, Chief Financial Officer
Patrick R. Moore	59	Senior Vice President, Chief Operating Officer
Ravi Acharya	48	Senior Vice President, Chief Technology Officer
Jared Brandman	46	Senior Vice President, General Counsel and Secretary
Bill Clark	48	Senior Vice President, Chief People Officer
Joe VanDette	45	Senior Vice President, Chief Marketing Officer
L. Reade Fahs has served as the Chief Executive Officer of National Vision, Inc. (“NVI”) since January 2003, having joined NVI in April 2002 as the President and Chief Operating Officer, and was appointed the Chief Executive Officer of National Vision Holdings, Inc. in March 2014. Prior to joining NVI, Mr. Fahs served as the Chief Executive Officer of First Tuesday and was Managing Director of Vision Express U.K. Previously, Mr. Fahs worked at LensCrafters, which he joined in 1986 for a decade of their most rapid growth. Mr. Fahs serves on the board of directors of VisionSpring and is also a long-term Board member of RestoringVision. In addition, Mr. Fahs serves on the boards of Pennsylvania College of Optometry at Salus University, PetVet Care Centers, The Atlanta Committee for Progress and Atlanta’s Alliance Theatre. Mr. Fahs holds a B.A. degree in English Literature from Harvard College.
Melissa Rasmussen has served as the Senior Vice President, Chief Financial Officer since January 2023. Prior to that, she was our Senior Vice President, Finance and Accounting from August 2022 until December 2022. She served as our Senior Vice President, Chief Accounting Officer of National Vision Holdings, Inc. from July 2019 until August 2022. Ms. Rasmussen joined National Vision after spending 21 years at Lexmark International, Inc., where she was most recently Vice President and Corporate Controller from November 2016 to July 2019. From February 2012 to November 2016, Ms. Rasmussen served as Director of SEC Reporting and Corporate Consolidation for Lexmark. Prior to that, she held numerous finance and accounting leadership roles, including North America Controller and Global Consolidation Manager. Ms. Rasmussen holds a B.S. degree in Accounting from the University of Kentucky and is a certified public accountant.
Patrick Moore has served as the Chief Operating Officer of National Vision Holdings, Inc. since January 2023. Prior to that, he served as Chief Operating and Financial Officer from August 2022 until December 2022 and as Senior Vice President, Chief Financial Officer from February 2015 until August 2022. Mr. Moore joined NVI as Senior Vice President, Chief Financial Officer in September 2014. Prior to joining NVI, Mr. Moore served in both divisional and group chief financial officer roles for Fiserv, Inc., First Data Corporation, Fluor Corporation and BellSouth Corporation (now AT&T). Mr. Moore began his career with BellSouth Corporation, serving in roles involving engineering, operations, finance, strategy, investor relations and merger integration. Mr. Moore holds a B.A. degree in Mechanical Engineering, as well as an MBA degree from the University of Alabama. Mr. Moore also attended the Stanford Executive program in 2002.
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
Joe VanDette joined National Vision in April 2022 and serves as Senior Vice President, Chief Marketing Officer. Previously, Mr. VanDette served as Chief Marketing & Digital Officer for Smart & Final in Commerce, California from May 2018 until March 2022. Prior to that, he served as Vice President of CRM, Analytics and Digital for Smart & Final from September 2014 until May 2018. From February 2005 until September 2014, he served in various management rolls for Toys “R” Us in Wayne, New Jersey. Mr. VanDette holds a Bachelor of Science in Management Science & Information Systems from Pennsylvania State University.
Other
The additional information required by this item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as a part of this report:

(1) Consolidated financial statements

For the following consolidated financial information included herein, see Part II. Item 8.on Page 70

Page
Consolidated Balance Sheets as of December 31, 2022 and January 1, 2022	73
Consolidated Statements of Operations and Comprehensive income for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021	74
Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021	75
Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021	76
Notes to Consolidated Financial Statements	78
Schedule I – Condensed Financial Information of Registrant	108

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

(3) Exhibits:

The exhibits listed in the accompanying Exhibit Index attached hereto are filed or incorporated by reference into this Form 10-K.

Exhibit Index

Exhibit No.	Exhibit Description
3.1	Third Amended and Restated Certificate of Incorporation of National Vision Holdings, Inc. - incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 10, 2021
3.2	Third Amended and Restated Bylaws of National Vision Holdings, Inc. - incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 10, 2021
4.1	Description of Securities of the Registrant - incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on February 28, 2022
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

10.13†	Form of Restricted Stock Unit Agreement under the 2017 Omnibus Incentive Plan, as adopted April 10, 2022 - incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2022
10.14†	2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its Subsidiaries - incorporated herein by reference to Exhibit 10.16 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.15†	Amendment No. 1 to the 2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its Subsidiaries - incorporated herein by reference to Exhibit 10.17 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.16†	Amendment No. 2 to the 2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its Subsidiaries - incorporated herein by reference to Exhibit 10.18 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.17†	Form of Stock Option Agreement under the 2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its Subsidiaries - incorporated herein by reference to Exhibit 10.19 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.18†	Form of Management Stockholder’s Agreement - incorporated herein by reference to Exhibit 10.20 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.19†	National Vision, Inc. Severance Plan, as amended and restated as of March 15, 2017 - incorporated herein by reference to Exhibit 10.24 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.20†	National Vision, Inc. Severance Plan Summary Plan Description (Executives), effective as of July 21, 2011 - incorporated herein by reference to Exhibit 10.25 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.21†	National Vision Holdings, Inc. Executive Severance Plan - incorporated by reference to Exhibit 10.1 filed to the Company’s Current Report on Form 8-K filed on December 18, 2018
10.22‡	Letter Agreement between National Vision, Inc. and Essilor of America, Inc., dated as of May 25, 2011 - incorporated herein by reference to Exhibit 10.29 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.23‡	Letter of Amendment between National Vision, Inc. and Essilor of America, Inc., dated as of December 2, 2014 - incorporated herein by reference to Exhibit 10.30 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.24‡	Letter Agreement between National Vision, Inc. and Essilor of America, Inc. dated as of March 9, 2018 - incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 15, 2018
10.25‡
Letter Agreement between National Vision, Inc. and Essilor of America, Inc., dated as of November 12, 2018 - incorporated herein by reference to Exhibit 10.36 to the Company’s Form 10-K filed on February 27, 2019

10.26‡	First Amendment to the Direct Lens Letter Agreement, dated July 19, 2022, by and between Essilor of America, Inc. and National Vision, Inc. – incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 25, 2022
10.27	Letter Agreement by and between National Vision, Inc. and Wal-Mart Stores, Inc. re: Management & Services Agreement, dated as of January 11, 2017 - incorporated herein by reference to Exhibit 10.32 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.28‡	Management & Services Agreement by and between National Vision, Inc. and Wal-Mart Stores, Inc., dated as of May 1, 2012 - incorporated herein by reference to Exhibit 10.31 to the Company’s Form S-1 Registration Statement filed on October 16, 2017
10.29‡
Amendment 3 to the Management and Services Agreement between Walmart, Inc. and National Vision, Inc. effective as of January 23, 2020 - incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2020.

10.30‡
Amendment 4 to the Management & Services Agreement between Walmart Inc. and National Vision, Inc., effective as of July 17, 2020 - incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2020.

10.31‡	Amended and Restated Supplier Agreement between National Vision, Inc. and Walmart, dated as of January 17, 2017 - incorporated herein by reference to Exhibit 10.33 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.32†	Option Agreement for Patrick R. Moore under the 2017 Omnibus Incentive Plan - incorporated herein by reference to Exhibit 10.34 to the Company’s Amendment No. 2 to Form S-1 Registration Statement filed on October 16, 2017

10.33†	Form of Director Indemnification Agreement - incorporated herein by reference to Exhibit 10.36 to the Company’s Amendment No. 2 to Form S-1 Registration Statement filed on October 16, 2017
10.34†	Form of Director Stockholder’s Agreement - incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2018
10.35†	Vision Holding Corp. Amended and Restated 2013 Equity Incentive Plan - incorporated herein by reference to Exhibit 4.4 to the Company’s Form S-8 Registration Statement filed on October 26, 2017
10.36†
Form of Restricted Stock Unit Agreement under the 2017 Omnibus Incentive Plan, as adopted March 21, 2021 – incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 10, 2022

10.37†	Form of Restricted Stock Unit Agreement under the 2017 Omnibus Incentive Plan, as adopted February 24, 2022 – incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 10, 2022
10.38†	Form of Performance Stock Unit Agreement under the 2017 Omnibus Incentive Plan, as adopted February 24, 2022 – incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 10, 2022
10.39†	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2017 Omnibus Incentive Plan, as adopted June 15, 2022 – incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022
21.1	Subsidiaries of National Vision Holdings, Inc.
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments)
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

National Vision Holdings, Inc.
(Registrant)

By:	/s/ L. Reade Fahs
L. Reade Fahs
Chief Executive Officer
(Principal Executive Officer)

Date:	March 1, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ L. Reade Fahs	Chief Executive Officer and Director	March 1, 2023
L. Reade Fahs	(Principal Executive Officer)

/s/ Melissa Rasmussen	Senior Vice President, Chief Financial Officer	March 1, 2023
Melissa Rasmussen	(Principal Financial and Accounting Officer)

/s/ Jose Armario	Director	March 1, 2023
Jose Armario

/s/ Heather R. Cianfrocco	Director	March 1, 2023
Heather R. Cianfrocco

/s/ Virginia A. Hepner	Director	March 1, 2023
Virginia A. Hepner

/s/ Susan S. Johnson	Director	March 1, 2023
Susan S. Johnson

/s/ Naomi Kelman	Director	March 1, 2023
Naomi Kelman

/s/ D. Randolph Peeler	Chairman and Director	March 1, 2023
D. Randolph Peeler

/s/ Thomas V. Taylor, Jr.	Director	March 1, 2023
Thomas V. Taylor, Jr.

/s/ David M. Tehle	Director	March 1, 2023
David M. Tehle