Form 10-Q
period 2023-04-01
National Vision Holdings, Inc.
filed 2023-05-11
CIK 1710155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2023
Common stock, $0.01 par value	78,086,741

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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth in Part I, Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”), as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov, and also include, but are not limited to, the COVID-19 pandemic and future resurgences, and related impacts including federal, state, and local governmental actions in response thereto; customer behavior in response to the pandemic, including the impact of such behavior on in-store traffic and sales; market volatility and an overall decline in the health of the economy and other factors impacting consumer spending, including inflation and uncertainty in financial markets (including as a result of recent bank failures and events affecting financial institutions); our ability to recruit and retain vision care professionals for our stores and remote medicine offerings in general and in light of the pandemic; our ability to compete successfully; our ability to successfully open new stores and enter new markets; our ability to expand our remote medicine offerings and electronic health records capabilities; our ability to maintain the performance of our Host and Legacy brands and our current operating relationships with our Host and Legacy partners; our ability to maintain sufficient levels of cash flow from our operations to execute or sustain our growth strategy or obtain additional financing at satisfactory terms or at all; the impact of wage rate increases, inflation, cost increases and increases in raw material prices and energy prices; our growth strategy straining our existing resources and causing the performance of our existing stores to suffer; our ability to successfully and efficiently implement our marketing, advertising and promotional efforts; risks associated with leasing substantial amounts of space, including future increases in occupancy costs; the impact of certain technological advances, and the greater availability of, or increased consumer preferences for, vision correction alternatives to prescription eyeglasses or contact lenses, and future drug development for the correction of vision-related problems; our ability to retain our existing senior management team and attract qualified new personnel; our ability to manage our inventory; seasonal fluctuations in our operating results and inventory levels; risks associated with our e-commerce and omni-channel business; the loss of, or disruption in the operations of, one or more of our distribution centers and/or optical laboratories, resulting in the inability to fulfill customer orders and deliver our products in a timely manner; risk of losses arising from our investments in technological innovators in the optical retail industry; risks associated with environmental, social and governance issues, including climate change; risks associated with vendors from whom our products are sourced, including our dependence on a limited number of suppliers; our ability to develop, maintain and extend relationships with managed vision care companies, vision insurance providers and other third-party payors; our ability to effectively operate our information technology systems and prevent interruption or security breach; our reliance on third-party coverage and reimbursement, including government programs, for an increasing portion of our revenues; our ability to adhere to extensive state, local and federal vision care and healthcare laws and regulations; our compliance with managed vision care laws and regulations; our ability to adhere to changing state, local and federal privacy, data security and data protection laws and regulations; product liability, product recall or personal injury issues; our failure to comply with, or changes in, laws, regulations, enforcement activities and other requirements; the impact of any adverse litigation judgments or settlements resulting from legal proceedings relating to our business operations; our ability to adequately protect our intellectual property; our significant amount of indebtedness and our ability to generate sufficient cash flow to satisfy our debt obligations; a change in interest rates as well as changes in benchmark rates and uncertainty related to the foregoing; restrictions in our credit agreement that limits our flexibility in operating our business; potential dilution to existing stockholders upon the conversion of our convertible notes; and risks related to owning our common stock (including the timing, manner and volume of repurchases of common stock pursuant to our share repurchase program), including our ability to comply with requirements to design and implement and maintain effective internal controls.
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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
In Thousands, Except Par Value
(Unaudited)

	As of April 1, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$246,906	$229,425
Accounts receivable, net	80,045	79,892
Inventories	123,524	123,158
Prepaid expenses and other current assets	36,004	41,361
Total current assets	486,479	473,836

Noncurrent assets:
Property and equipment, net	361,868	359,775
Goodwill	777,613	777,613
Trademarks and trade names	240,547	240,547
Other intangible assets, net	32,784	34,669
Right of use assets	389,697	382,825
Other assets	23,378	21,981
Total noncurrent assets	1,825,887	1,817,410
Total assets	$2,312,366	$2,291,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,624	$65,276
Other payables and accrued expenses	103,188	94,225
Unearned revenue	44,328	41,239
Deferred revenue	64,359	62,201
Current maturities of long-term debt and finance lease obligations	3,240	4,137
Current operating lease obligations	72,024	77,186
Total current liabilities	361,763	344,264

Noncurrent liabilities:
Long-term debt and finance lease obligations, less current portion and debt discount	563,702	563,388
Noncurrent operating lease obligations	371,687	358,110
Deferred revenue	21,852	21,601
Other liabilities	9,078	8,900
Deferred income taxes, net	87,558	93,870
Total noncurrent liabilities	1,053,877	1,045,869
Commitments and contingencies (See Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 84,555 and 84,273 shares issued as of April 1, 2023 and December 31, 2022, respectively; 78,085 and 78,992 shares outstanding as of April 1, 2023 and December 31, 2022, respectively	845	842
Additional paid-in capital	771,873	767,112
Accumulated other comprehensive loss	(991)	(1,179)
Retained earnings	338,787	320,517
Treasury stock, at cost; 6,470 and 5,281 shares as of April 1, 2023 and December 31, 2022, respectively	(213,788)	(186,179)
Total stockholders’ equity	896,726	901,113
Total liabilities and stockholders’ equity	$2,312,366	$2,291,246
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
In Thousands, Except Earnings Per Share
(Unaudited)

	Three Months Ended
	April 1, 2023	April 2, 2022
Revenue:
Net product sales	$464,761	$433,253
Net sales of services and plans	97,608	94,458
Total net revenue	562,369	527,711
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	173,102	164,219
Services and plans	80,950	71,818
Total costs applicable to revenue	254,052	236,037
Operating expenses:
Selling, general and administrative expenses	249,922	228,554
Depreciation and amortization	24,813	25,151
Asset impairment	387	406
Other expense (income), net	(117)	231
Total operating expenses	275,005	254,342
Income from operations	33,312	37,332
Interest expense (income), net	4,867	(4,144)
Earnings before income taxes	28,445	41,476
Income tax provision	10,175	11,329
Net income	$18,270	$30,147

Earnings per share:
Basic	$0.23	$0.37
Diluted	$0.22	$0.34
Weighted average shares outstanding:
Basic	78,721	81,428
Diluted	92,136	94,904

Comprehensive income:
Net income	$18,270	$30,147
Unrealized gain on hedge instruments	253	252
Tax provision of unrealized gain on hedge instruments	65	64
Comprehensive income	$18,458	$30,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
In Thousands
(Unaudited)

	Three Months Ended April 1, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2022	78,992	$842	$767,112	$(1,179)	$320,517	$(186,179)	$901,113
Issuance of common stock	282	3	490	—	—	—	493
Stock based compensation	—	—	4,271	—	—	—	4,271
Purchase of treasury stock	(1,189)	—	—	—	—	(27,609)	(27,609)
Settlement of 2025 Notes	—	—	—	—	—	—	—
Unrealized gain on hedge instruments, net of tax	—	—	—	188	—	—	188
Net income	—	—	—	—	18,270	—	18,270
Balances at April 1, 2023	78,085	$845	$771,873	$(991)	$338,787	$(213,788)	$896,726

	Three Months Ended April 2, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2022	81,405	$838	$750,478	$(1,940)	$278,395	$(101,791)	$925,980
Issuance of common stock	289	3	1,366	—	—	—	1,369
Stock based compensation	—	—	3,692	—	—	—	3,692
Purchase of treasury stock	(272)	—	—	—	—	(10,649)	(10,649)
Settlement of 2025 Notes	—	—	(1)	—	—	—	(1)
Unrealized gain on hedge instruments, net of tax	—	—	—	188	—	—	188
Net income	—	—	—	—	30,147	—	30,147
Balances at April 2, 2022	81,422	$841	$755,535	$(1,752)	$308,542	$(112,440)	$950,726
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
In Thousands
(Unaudited)

	Three Months Ended
	April 1, 2023	April 2, 2022
Cash flows from operating activities:
Net income	$18,270	$30,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,813	25,151
Amortization of debt discount and deferred financing costs	792	770
Asset impairment	387	406
Deferred income tax expense (benefit)	(6,377)	8,410
Stock based compensation expense	4,315	3,734
Losses (gains) on change in fair value of derivatives	776	(9,727)
Inventory adjustments	944	838
Other	799	1,227
Changes in operating assets and liabilities:
Accounts receivable	(416)	(6,620)
Inventories	(1,310)	(4,570)
Operating lease right of use assets and lease liabilities	1,103	365
Other assets	3,585	1,875
Accounts payable	9,348	5,083
Deferred and unearned revenue	5,498	13,814
Other liabilities	11,537	(23,786)
Net cash provided by operating activities	74,064	47,117
Cash flows from investing activities:
Purchase of property and equipment	(27,721)	(28,097)
Other	106	20
Net cash used for investing activities	(27,615)	(28,077)
Cash flows from financing activities:
Repayments on long-term debt	—	(3)
Proceeds from issuance of common stock	493	1,820
Purchase of treasury stock	(27,609)	(10,649)
Payments on finance lease obligations	(1,546)	(1,109)
Net cash used for financing activities	(28,662)	(9,941)
Net change in cash, cash equivalents and restricted cash	17,787	9,099
Cash, cash equivalents and restricted cash, beginning of year	230,624	306,876
Cash, cash equivalents and restricted cash, end of period	$248,411	$315,975

Supplemental cash flow disclosure information:
Cash paid for interest	$459	$2,322
Cash paid (received) for taxes	$106	$(127)
Capital expenditures accrued at the end of the period	$7,634	$10,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Basis of Presentation
Nature of Operations
National Vision Holdings, Inc. (“NVHI,” the “Company,” “we,” “our,” or “us”) is a holding company whose operating subsidiaries include its indirect wholly-owned subsidiary, National Vision, Inc. (“NVI”) and NVI’s wholly-owned subsidiaries. We are a leading value retailer of eyeglasses and contact lenses in the United States. We operated 1,357 and 1,354 retail optical locations in the United States and its territories as of April 1, 2023 and December 31, 2022, respectively, through our five store brands, including America’s Best Contacts and Eyeglasses (“America’s Best”), Eyeglass World, Vista Optical locations on select U.S. Army/Air Force military bases (“Military”) and within select Fred Meyer stores, and our management & services arrangement with Walmart (“Legacy”).
Basis of Presentation and Principles of Consolidation
We prepare our unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and, therefore, do not include all information and disclosures required by U.S. GAAP for complete consolidated financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2022 has been derived from the audited consolidated balance sheet for the fiscal year then ended. These condensed consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated results of the interim period.
Certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted; however, we believe that the disclosures included herein are sufficient for a fair presentation of the information presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2022 included in the 2022 Annual Report on Form 10-K. The Company’s significant accounting policies are set forth in Note 1 within those consolidated financial statements. We use the same accounting policies in preparing interim condensed consolidated financial information and annual consolidated financial statements. There were no changes to our significant accounting policies during the three months ended April 1, 2023.
The condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts within the footnotes to the financial statements for fiscal year 2022 have been reclassified to conform to the fiscal year 2023 presentation.
The Company has consolidated certain entities meeting the definition of a variable interest entity (“VIE”) as the Company concluded that it is the primary beneficiary of the entities under the provisions of Accounting Standards Codification 810, Consolidation. At April 1, 2023, the variable interest entities include 32 professional corporations. The total assets of the consolidated VIEs included in the accompanying Condensed Consolidated Balance Sheets as of April 1, 2023 and December 31, 2022, were $4.0 million and $7.9 million, respectively, and the total liabilities of the consolidated VIEs were $4.6 million and $8.3 million, respectively.
Fiscal Year
Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31. Fiscal year 2023 contains 52 weeks and will end on December 30, 2023. All three month periods presented herein contain 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.
Seasonality
The consolidated results of operations for the three months ended April 1, 2023 and April 2, 2022, are not necessarily indicative of the results to be expected for the full fiscal year due to seasonality and uncertainty of general economic conditions that may impact our key end markets. Historically, our business has realized a higher portion of net revenue, income from operations, and cash flows from operations in the first half of the year, and a lower portion of net revenue, income from operations, and cash flows from operations in the fourth fiscal quarter. The first half seasonality is attributable primarily to the timing of our customers’ personal income tax refunds and annual health insurance program start/reset periods. Seasonality related to fourth quarter holiday spending by retail customers generally does not impact our business. Our quarterly consolidated results generally may also be affected by the timing of new store openings, store closings, and certain holidays.

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
Income Taxes
Our effective tax rate for the three months ended April 1, 2023 was 35.8%, reflecting our statutory federal and state rate of 25.4%, tax impacts of consolidated VIEs, reduced deductibility of meals and entertainment expenses and effects of other permanent items.
Our effective tax rate for the three months ended April 2, 2022 was 27.3%, reflecting our statutory federal and state rate of 25.5% and effects of other permanent items.
Share Repurchases
During the three months ended April 1, 2023 and April 2, 2022, the Company repurchased 1.1 million shares of its common stock for $25.0 million, and 0.2 million shares of its common stock for $7.1 million, respectively, under the share repurchase program. As of April 1, 2023, $25.0 million remains available under the share repurchase authorization.
In August 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”) which, among other things, provides for a 15% corporate alternative minimum tax based on a prescribed measure of income as well as a 1% excise tax on stock repurchases.
Future Adoption of Accounting Pronouncements
Reference Rate Reform. The Financial Accounting Standards Board (“FASB”) has issued guidance at various points over the last several years that provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that may be affected by the cessation of the London Inter-bank Offered Rate (“LIBOR.”) We are currently able to apply this new guidance for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 through December 31, 2024. A portion of our debt is subject to interest payments that are indexed to LIBOR; additionally, we are party to an interest rate derivative based on LIBOR. We are currently evaluating the effect of this guidance and have not applied the provisions of this guidance during the current fiscal year. Our credit agreement contains methodologies for replacing LIBOR with an alternative reference rate; our interest rate derivative does not contain replacement provisions, but we expect an orderly transition of our derivative’s reference rate. We currently do not anticipate material effects on our operating results, financial position or cash flows as a result of adopting the new guidance. Nevertheless, it is possible that the adoption of this guidance will have a material adverse effect on any or all of our operating results, financial position or cash flows.
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

2. Details of Certain Balance Sheet Accounts
The following table provides a reconciliation of cash and cash equivalents reported within the Condensed Consolidated Balance sheets to the total of Cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statement of Cash Flows:

	Three Months Ended
In thousands	April 1, 2023	April 2, 2022
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$246,906	$314,642
Restricted cash included in other assets	1,505	1,333
	$248,411	$315,975

The following tables provide additional details of certain balance sheet accounts as of the dates shown below:

In thousands	As of April 1, 2023	As of December 31, 2022
Accounts receivable, net:
Trade receivables	$44,017	$41,622
Credit card receivables	20,304	23,311
Other receivables (1)	16,202	15,478
Allowance for credit losses	(478)	(519)
	$80,045	$79,892
(1) Includes Coronavirus Aid, Relief, and Economic Security (“CARES”) Act receivable in the amount of $9.0 million as of April 1, 2023 and December 31, 2022.

In thousands	As of April 1, 2023	As of December 31, 2022
Inventories:
Raw materials and work in process (1)	$61,973	$64,786
Finished goods	61,551	58,372
	$123,524	$123,158
(1)Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not separately present raw materials and work in process.

In thousands	As of April 1, 2023	As of December 31, 2022
Other payables and accrued expenses:
Associate compensation and benefits	$35,145	$37,451
Self-insurance liabilities	9,178	8,744
Capital expenditures	7,634	9,594
Advertising	993	3,811
Reserves for customer returns and remakes	8,715	7,676
Legacy management & services agreement	4,716	6,488
Income taxes payable (1)	12,615	103
Supplies and other store support expenses	3,608	4,215
Other	20,584	16,143
	$103,188	$94,225
(1) Income tax receivables of $4.6 million were included in Prepaid expenses and other current assets as of December 31, 2022.

In thousands	As of April 1, 2023	As of December 31, 2022
Other noncurrent liabilities:
Self-insurance liabilities	$6,579	$6,292
Other	2,499	2,608
	$9,078	$8,900

3. Fair Value Measurement

Recurring fair value measurements.
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

Non-recurring fair value measurements
Tangible Long-lived and Right of Use (“ROU”) Store Assets
We recognized impairments of $0.4 million during the three months ended April 1, 2023, and $0.4 million during the three months ended April 2, 2022, related to our long-lived tangible store assets and ROU assets. The impairments were primarily driven by lower than projected customer sales volume in certain stores. The cash flows used in estimating fair value were discounted using a market rate of 10.8%. A decrease in the estimated cash flows would lead to a lower fair value measurement, as would an increase in the discount rate. These non-recurring fair value measurements are classified as Level 3 measurements in the fair value hierarchy. The estimated remaining fair value of the assets impaired during the three months ended April 1, 2023 and April 2, 2022 was $0.3 million and $2.0 million, respectively. Substantially all of the remaining fair value of the impaired store assets represents the fair value of ROU assets.
Additional fair value information
Long-term Debt - 2025 Notes
The Company has $402.5 million in aggregate principal amount of 2.50% convertible senior notes due on May 15, 2025 (the “2025 Notes”) issued and outstanding as of April 1, 2023. Refer to Note 4. “Long-term Debt” for more information on the 2025 Notes. The estimated fair value of the 2025 Notes was approximately $386.2 million and $553.9 million as of April 1, 2023 and December 31, 2022, respectively. The estimated fair value of the 2025 Notes is based on the prices the 2025 Notes have traded in the market, as well as overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates, and represents a Level 2 measurement in the fair value hierarchy. Refer to Note 4. “Long-term Debt” for more information on the 2025 Notes.

4. Long-term Debt

Long-term debt consists of the following:

In thousands	As of April 1, 2023	As of December 31, 2022
2025 Notes, due May 15, 2025	$402,497	$402,497
Term loan, due July 18, 2024	150,000	150,000
Revolving credit facility, due July 18, 2024	—	—
Long-term debt before debt discount	552,497	552,497
Unamortized discount and issuance costs - 2025 Notes	(5,158)	(5,696)
Unamortized discount and issuance costs - term loan	(477)	(570)
Long-term debt less debt discount	546,862	546,231
Less current maturities	—	—
Long-term debt - noncurrent portion	546,862	546,231
Finance lease obligations	20,080	21,294
Less current maturities	(3,240)	(4,137)
Long-term debt and finance lease obligations, less current portion and debt discount	$563,702	$563,388
Credit Agreement
We were in compliance with all covenants related to our long-term debt as of April 1, 2023.
2025 Notes
We recognized the following in interest expense (income), net related to the 2025 Notes:

	Three Months Ended
In thousands	April 1, 2023	April 2, 2022
Contractual interest expense	$2,516	$2,516
Amortization of issuance costs	$538	$521

As of April 1, 2023, the remaining period for the unamortized debt issuance costs balance was approximately two years. An immaterial amount of the principal balance of the 2025 Notes was converted during the three months ended April 2, 2022.
As of April 1, 2023, the stock price conditions under which the 2025 Notes can be converted at the holders’ option were not met.

5. Interest Rate Derivatives
We are party to an interest rate collar to offset the variability of cash flows in LIBOR-indexed debt interest payments. To manage credit risk associated with our interest rate hedging program, we select as counterparties major financial institutions with investment grade credit ratings. The aggregate notional amount of the interest rate collar, which is not designated as a cash flow hedge, was $325.0 million as of April 1, 2023. The fair value of our interest rate collar instrument was an asset of $11.2 million ($9.3 million in Prepaid expenses and other current assets and $1.9 million in Other assets) as of April 1, 2023, and an asset of $14.1 million ($10.0 million in Prepaid expenses and other current assets and $4.1 million in Other assets) as of December 31, 2022. See Note 3. “Fair Value Measurement” for further details.
We recognized (gains) losses on the change in fair value of the interest rate collar of $0.5 million and $(9.0) million during the three months ended April 1, 2023 and April 2, 2022, respectively, in interest expense (income), net.
Cash flows related to derivatives qualifying as hedges are included in the same section of the Condensed Consolidated Statements of Cash Flows as the underlying assets and liabilities being hedged. Cash flows during the three months ended April 1, 2023 and April 2, 2022 related to derivatives not qualifying as hedges were included in the operating section of the Condensed Consolidated Statements of Cash Flows and were immaterial.
Changes in the fair value of the Company’s cash flow hedge derivative instruments from their inception are recorded in Accumulated other comprehensive loss (“AOCL”) if the instruments are deemed to be highly effective as cash flow hedges. As of April 1, 2023, we expect to reclassify approximately $0.8 million of unrealized losses on derivative instruments, net of tax, from AOCL into earnings in the next 12 months as the derivative instruments mature.

6. Stock Incentive Plans
During the three months ended April 1, 2023, the Company granted 440,990 performance-based restricted stock units (“PSUs”) and 618,745 time-based restricted stock units (“RSUs”) to eligible employees under the National Vision Holdings, Inc. 2017 Omnibus Incentive Plan (the “2017 Omnibus Incentive Plan”). The PSUs granted in fiscal 2023 are settled after the end of the performance period (i.e., cliff vesting), which begins on the first day of our 2023 fiscal year and ends on the last day of our 2025 fiscal year, and are based on the Company’s achievement of certain performance targets. The RSUs granted in fiscal 2023 vest in three equal installments.

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
The following disaggregation of revenues depicts our revenue based on the timing of revenue recognition:

	Three Months Ended
In thousands	April 1, 2023	April 2, 2022
Revenues recognized at a point in time	$522,938	$485,085
Revenues recognized over time	39,431	42,626
Total net revenue	$562,369	$527,711

Refer to Note 10. “Segment Reporting” for the Company’s disaggregation of net revenue by reportable segment. As the reportable segments are aligned by similar economic factors, trends and customers, the reportable segment disaggregation view best depicts how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors.
We record reductions in revenue for estimated price concessions granted to managed care providers. The Company considers its revenue from managed care customers to include variable consideration and estimates such amounts associated with managed care customer revenues using the history of concessions provided and cash receipts from managed care providers; we reduced our net revenue for variable consideration of $4.2 million and $2.7 million during the three months ended April 1, 2023 and April 2, 2022, respectively.
Accounts Receivable
Credit loss expense recognized on our receivables, which is presented in SG&A expenses in the Company’s condensed consolidated statements of operations, was $0.2 million for the three months ended April 1, 2023 as compared to $0.1 million for the three months ended April 2, 2022.
Unsatisfied Performance Obligations (Contract Liabilities)
During the three months ended April 1, 2023 and April 2, 2022, we recognized $22.6 million and $24.6 million, respectively, of deferred revenues outstanding at the beginning of each respective period.
Our deferred revenue balance as of April 1, 2023 was $86.2 million. We expect future revenue recognition of this balance of $55.3 million, $22.5 million, $7.9 million and $0.5 million in fiscal years 2023, 2024, 2025 and thereafter, respectively.

8. Leases

Our lease costs for the three months ended April 1, 2023 and April 2, 2022 were as follows:

	Three Months Ended
In thousands	April 1, 2023	April 2, 2022
Operating lease cost
Fixed lease cost (a)	$23,908	$21,949
Variable lease cost (b)	8,971	8,098
Sublease income (c)	(941)	(875)
Finance lease cost
Amortization of finance lease assets	857	1,081
Interest on finance lease liabilities	449	647
Net lease cost	$33,244	$30,900

(a) Includes short-term leases, which are immaterial.
(b) Includes costs for insurance, real estate taxes and common area maintenance expenses, which are variable as well as lease costs above minimum thresholds for Fred Meyer stores and lease costs for Military stores.

(c) Income from sub-leasing of stores includes rental income from leasing space to independent optometrists.

In thousands	Three Months Ended
Other Information	April 1, 2023	April 2, 2022
Operating cash outflows - operating leases	$33,997	$23,409
Right of use assets acquired under operating leases	$28,643	$27,461

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
On September 23, 2022, we were served with notice of a lawsuit filed by a former employee in California state court alleging, on behalf of a proposed class of employees, several violations of California wage and hour laws. On December 9, 2022, the case was removed to the federal District Court for the Northern District of California. On January 18, 2023, we were served with a related representative action filed in California state court pursuant to California’s Private Attorneys General Act. We filed an answer to this action on February 17, 2023. We believe that the claims in these lawsuits are without merit and intend to oppose the certification of a class and to defend the litigation vigorously.
On January 27, 2023, a purported class action complaint was filed in federal court in the Northern District of Georgia against the Company and two of the Company’s officers. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 for materially false and misleading statements made between May 2021 and May 2022. The complaint seeks unspecified damages as well as equitable relief. On March 28, 2023, the original plaintiff, City of Southfield General Employees Retirement System, and a new plaintiff, International Union of Operating Engineers, Local No. 793, Members Pension Benefit Trust of Ontario, filed a lead plaintiff motion, seeking to be appointed co-lead plaintiffs. On April 3, 2023, the Company along with its named officers filed a motion to dismiss the complaint. We believe that the claims alleged are without merit and intend to defend the litigation vigorously.

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
Asset information is not included in the following summary since the CODM does not regularly review such information for the reportable segments.

	Three Months Ended April 1, 2023
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Net product sales	$374,836	$28,351	$64,841	$(3,267)	$464,761
Net sales of services and plans	87,070	12,925	24	(2,411)	97,608
Total net revenue	461,906	41,276	64,865	(5,678)	562,369
Costs of products	105,356	12,688	55,728	(670)	173,102
Costs of services and plans	75,053	5,875	22	—	80,950
Total costs applicable to revenue	180,409	18,563	55,750	(670)	254,052
SG&A	167,845	14,772	67,305	—	249,922
Asset impairment	—	—	387	—	387
Other expense (income), net	—	—	(117)	—	(117)
EBITDA	$113,652	$7,941	$(58,460)	$(5,008)
Depreciation and amortization					24,813
Interest expense (income), net					4,867
Earnings before income taxes					$28,445

	Three Months Ended April 2, 2022
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Net product sales	$357,904	$27,630	$61,697	$(13,978)	$433,253
Net sales of services and plans	80,015	14,528	—	(85)	94,458
Total net revenue	437,919	42,158	61,697	(14,063)	527,711
Costs of products	101,040	12,907	53,465	(3,193)	164,219
Costs of services and plans	65,601	6,217	—	—	71,818
Total costs applicable to revenue	166,641	19,124	53,465	(3,193)	236,037
SG&A	157,461	15,106	55,987	—	228,554
Asset impairment	—	—	406	—	406
Other expense (income), net	—	—	231	—	231
EBITDA	$113,817	$7,928	$(48,392)	$(10,870)
Depreciation and amortization					25,151
Interest expense (income), net					(4,144)
Earnings before income taxes					$41,476

11. Earnings Per Share

Diluted EPS related to the 2025 Notes is calculated using the if-converted method; the number of dilutive shares is based on the initial conversion rate associated with the 2025 Notes. The 2025 Notes were dilutive for the three months ended April 1, 2023. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations is as follows:

	Three Months Ended
In thousands, except EPS	April 1, 2023	April 2, 2022
Net income	$18,270	$30,147
After-tax interest expense for 2025 Notes	2,359	2,345
Numerator for diluted EPS	$20,629	$32,492
Weighted average shares outstanding for basic EPS	78,721	81,428
Effect of dilutive securities:
Stock options	148	229
Restricted stock units	356	336
2025 Notes	12,911	12,911
Weighted average shares outstanding for diluted EPS	92,136	94,904
Basic EPS	$0.23	$0.37
Diluted EPS	$0.22	$0.34
Anti-dilutive securities excluded from diluted weighted average common shares	525	214

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q (this “Form 10-Q”) and the audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2023 (the “2022 Annual Report on Form 10-K.”) This discussion contains forward-looking statements that reflect our plans, estimates and beliefs as of the date hereof and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of the 2022 Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Form 10-Q.
Overview
We are one of the largest optical retailers in the United States and a leader in the attractive value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best, regardless of their budget. We achieve this by providing eye exams, eyeglasses and contact lenses to value seeking and lower income consumers with an opening price point that strives to be among the lowest in the industry, enabled by our low-cost operating platform. We reach our customers through a diverse portfolio of 1,357 retail stores across five brands and 16 consumer websites as of April 1, 2023.

Brand and Segment Information
Our operations consist of two reportable segments:
•Owned & Host - As of April 1, 2023, our owned brands consisted of 905 America’s Best Contacts and Eyeglasses retail stores and 140 Eyeglass World retail stores. Our Host brands consisted of 54 Vista Optical locations on select military bases and 29 Vista Optical locations within select Fred Meyer stores as of April 1, 2023. All brands utilize our centralized laboratories. This segment also includes sales from our America’s Best, Eyeglass World, and Military omni-channel websites.
•Legacy - We manage the operations of, and supply inventory and laboratory processing services to, 229 Vision Centers in Walmart retail locations as of April 1, 2023. This strategic relationship with Walmart is in its 33rd year. Pursuant to a January 2020 amendment to our management & services agreement with Walmart, we added five additional Vision Centers in Walmart stores in fiscal year 2020. Our current management & services agreement with Walmart expires on February 23, 2024, and will automatically renew for a three-year period unless, no later than July 2023, either party gives written notice of non-renewal. During the three months ended April 1, 2023, sales associated with this arrangement represented 7.3% of consolidated net revenue. This exposes us to concentration of customer risk.
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
•Wholesale contact lenses distribution to Walmart and Sam’s Club by AC Lens, which represented 6.6% of consolidated net revenue for the three months ended April 1, 2023.
•Managed care business conducted by FirstSight, our wholly-owned subsidiary that is licensed as a single-service health plan under California law.
•Unallocated corporate overhead expenses.
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
We are focused on the following key drivers, challenges and risks.
Inflation
Rising inflation can result in increased costs and greater profitability pressure for us. We anticipate that pressures from increases to our raw materials prices could have an impact on our costs applicable to revenue in fiscal year 2023. Wage investments as a result of inflation and an increasingly competitive recruiting market for vision care professionals due to the pandemic and related effects have had, and may continue to have, an impact on our profitability. Targeted wage investments, including increases in compensation for optometrists and associates, as well as flexibility initiatives, impacted costs applicable to revenue and selling, general and administrative expenses in the first quarter of fiscal year 2023 and we anticipate that wage pressures in certain markets will continue in 2023. Wage investment pressure and increases in raw materials prices in fiscal year 2023 may not be able to be fully offset by leverage from revenue growth, productivity efficiency and, as appropriate, various pricing actions.
Vision care professional recruitment, coverage, and expanded offerings
Our ability to continue to attract and retain qualified vision care professionals may affect exam capacity. Our operations, like those of many of our competitors, depend on our ability to offer both eyewear and eye exams. We believe the impacts of the COVID-19 pandemic on vision care professional availability, including a competitive recruiting market and preferences for adjusted work schedules, and the demand for optometrists exceeding supply in certain areas during the first quarter of fiscal year 2023 have caused constraints in exam capacity which are continuing. Due to these factors the costs to employ or retain optometrists have increased and may increase further, potentially materially. We are continuing to strategically invest in recruitment and retention initiatives, including flexible adjusted work schedules, along with continuing our implementation of remote medicine technologies, which has expanded our offerings while also increasing costs. We anticipate continuing our investment in our remote medicine capabilities primarily in America’s Best stores in the near term, including enhancements in the efficiency of our remote medicine platform, which could lead to increased costs as we train our personnel to efficiently use these new technologies.
Comparable store sales growth
Our comparable store sales growth in the first quarter of fiscal year 2023 was aided by our participation in managed care programs. Such participation continues to represent an increasingly significant portion of our overall revenues as the challenging economic environment continues to impact our core non-managed care customer base business.
Interim results and seasonality
Historically, our business has realized a higher portion of net revenue, income from operations, and cash flows from operations in the first half of the fiscal year, and a lower portion of net revenue, income from operations, and cash flows from operations in the fourth fiscal quarter. The seasonally larger first half of the fiscal year is attributable primarily to the timing of our customers’ income tax refunds and annual health insurance program start/reset periods. Because our target market consists of value seeking and lower income consumers, a delay in the issuance of tax refunds or changes in the amount of tax refunds can have a negative impact on our financial results. Consumers could also alter how they utilize tax refund proceeds. If average tax refunds are lower in fiscal year 2023 compared to fiscal year 2022 our revenue may be adversely affected.

Pricing strategy
We are committed to providing our products to our customers at low prices. We generally employ a simple low price/high value strategy that consistently delivers savings to our customers without the need for extensive promotions. Inflationary pressures, including wage investments, consumer confidence and preferences and increased raw material costs could impact our profitability and lead us to attempt to offset such increases through various pricing actions.

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
Net Revenue
We report as net revenue amounts generated in transactions with retail customers who are the end users of our products, services and plans. Comparable store sales growth and new store openings are key drivers of net revenue and are discussed below. Also, the timing of unearned revenue can affect revenue recognized in a particular period.
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
New Store Openings
The total number of new stores per year and the timing of store openings has, and will continue to have, an impact on our results. We expect to open 65 to 70 stores in the current year. We will continue to monitor and determine our plans for future new store openings based on health, safety and economic conditions.
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

	Three Months Ended
In thousands, except earnings per share, percentage and store data	April 1, 2023	April 2, 2022
Revenue:
Net product sales	$464,761	$433,253
Net sales of services and plans	97,608	94,458
Total net revenue	562,369	527,711
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	173,102	164,219
Services and plans	80,950	71,818
Total costs applicable to revenue	254,052	236,037
Operating expenses:
Selling, general and administrative expenses	249,922	228,554
Depreciation and amortization	24,813	25,151
Asset impairment	387	406
Other expense (income), net	(117)	231
Total operating expenses	275,005	254,342
Income from operations	33,312	37,332
Interest expense (income), net	4,867	(4,144)
Earnings before income taxes	28,445	41,476
Income tax provision	10,175	11,329
Net income	$18,270	$30,147

Supplemental operating data:
Number of stores open at end of period	1,357	1,292
New stores opened during the period	8	17
Adjusted Operating Income	$39,873	$45,304
Diluted EPS	$0.22	$0.34
Adjusted Diluted EPS	$0.31	$0.33
Adjusted EBITDA	$62,814	$68,583

Percentage of net revenue:
Total costs applicable to revenue	45.2%	44.7%
Selling, general and administrative expenses	44.4%	43.3%
Total operating expenses	48.9%	48.2%
Income from operations	5.9%	7.1%
Net income	3.2%	5.7%
Adjusted Operating Income	7.1%	8.6%
Adjusted EBITDA	11.2%	13.0%

Three Months Ended April 1, 2023 compared to Three Months Ended April 2, 2022
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for the three months ended April 1, 2023 compared to the three months ended April 2, 2022.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Three Months Ended April 1, 2023	Three Months Ended April 2, 2022	April 1, 2023	April 2, 2022	Three Months Ended April 1, 2023		Three Months Ended April 2, 2022
Owned & Host segment
America’s Best	1.7%	(7.3)%	905	852	$391,798	69.7%	$370,038	70.1%
Eyeglass World	(1.3)%	(6.3)%	140	127	61,116	10.9%	58,774	11.1%
Military	3.2%	(4.1)%	54	54	6,171	1.1%	5,985	1.1%
Fred Meyer	(9.5)%	1.4%	29	29	2,821	0.5%	3,122	0.7%
Owned & Host segment total			1,128	1,062	$461,906	82.1%	$437,919	83.0%
Legacy segment	(3.2)%	(4.3)%	229	230	41,276	7.3%	42,158	8.0%
Corporate/Other	—	—	—	—	64,865	11.6%	61,697	11.7%
Reconciliations	—	—	—	—	(5,678)	(1.0)%	(14,063)	(2.7)%
Total	3.0%	(4.9)%	1,357	1,292	$562,369	100.0%	$527,711	100.0%
Adjusted Comparable Store Sales Growth(3)	0.8%	(6.8)%
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
(3)There are two differences between total comparable store sales growth based on consolidated net revenue and Adjusted Comparable Store Sales Growth: (i) Adjusted Comparable Store Sales Growth includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in a decrease of 2.0% and a decrease of 1.8% from total comparable store sales growth based on consolidated net revenue for the three months ended April 1, 2023 and April 2, 2022, respectively, and (ii) Adjusted Comparable Store Sales Growth includes retail sales to the Legacy partner’s customers (rather than the revenues recognized consistent with the management & services agreement with the Legacy partner), resulting in a decrease of 0.2% and a decrease of 0.1% from total comparable store sales growth based on consolidated net revenue for the three months ended April 1, 2023 and April 2, 2022, respectively.
Total net revenue of $562.4 million for the three months ended April 1, 2023 increased $34.7 million, or 6.6%, from $527.7 million for the three months ended April 2, 2022. The increase was driven by approximately 55% growth from new store sales, 25% by recognition of unearned and deferred revenue, 10% by Adjusted Comparable Store Sales Growth, and 10% by our AC Lens business.
In the three months ended April 1, 2023, we opened four new America’s Best stores and four Eyeglass World stores, and closed four America’s Best stores and one Legacy store as a result of our Legacy partner’s decision to cease its overall operations at the location. Overall, store count grew 5.0% from April 2, 2022 to April 1, 2023 (53 and 13 net new America’s Best and Eyeglass World stores were added, respectively).
Comparable store sales growth and Adjusted Comparable Store Sales Growth for the three months ended April 1, 2023 were 3.0% and 0.8%, respectively, primarily due to higher average ticket and an increase in customer transactions.
Net product sales comprised 82.6% and 82.1% of total net revenue for the three months ended April 1, 2023 and April 2, 2022, respectively. Net product sales increased $31.5 million, or 7.3%, in the three months ended April 1, 2023 compared to the three months ended April 2, 2022, primarily due to a $25.1 million, or 8.5%, increase in eyeglass sales and a $4.2 million, or 4.3%, increase in contact lens sales and a $2.0 million, or 5.8%, increase in wholesale fulfillment.

Net sales of services and plans for the three months ended April 1, 2023 increased $3.2 million, or 3.3%, compared to the three months ended April 2, 2022, driven primarily by higher exam revenues of $6.3 million, or 12.2% increase, which was partially offset by a $1.6 million, or 16.4%, decrease in management fees from our Legacy partner.
Owned & Host segment net revenue. Net revenue increased $24.0 million, or 5.5%, driven primarily by new store openings and comparable store sales growth.
Legacy segment net revenue. Net revenue decreased $0.9 million, or 2.1%, driven by negative comparable store sales growth.
Corporate/Other segment net revenue. Net revenue increased $3.2 million, or 5.1%, driven primarily by increases in wholesale fulfillment.
Net revenue reconciliations. The impact of reconciliations positively impacted net revenue by $8.4 million in the three months ended April 1, 2023 compared to the three months ended April 2, 2022. Net revenue was positively impacted by $10.7 million due to the timing of unearned revenue. Net revenue was negatively impacted by $2.3 million due to higher sales of club memberships and product protection plans in the three months ended April 1, 2023, thus causing recognition of previous deferrals to be lower than cash collected for sales in fiscal year 2023.
Costs applicable to revenue
Costs applicable to revenue of $254.1 million for the three months ended April 1, 2023 increased $18.0 million, or 7.6%, from $236.0 million for the three months ended April 2, 2022. As a percentage of net revenue, costs applicable to revenue increased from 44.7% for the three months ended April 2, 2022 to 45.2% for the three months ended April 1, 2023. This increase as a percentage of net revenue was primarily driven by higher growth in optometrist-related costs of 90 basis points, partially offset by higher eyeglass margin of 20 basis points and increased eyeglass mix of 20 basis points.
Costs of products as a percentage of net product sales decreased from 37.9% for the three months ended April 2, 2022 to 37.2% for the three months ended April 1, 2023, primarily driven by higher eyeglass margin and increased eyeglass mix.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales decreased from 28.2% for the three months ended April 2, 2022 to 28.1% for the three months ended April 1, 2023 driven by higher eyeglass margin and increased eyeglass mix.
Legacy segment costs of products. Costs of products as a percentage of net product sales decreased from 46.7% for the three months ended April 2, 2022 to 44.8% for the three months ended April 1, 2023. The decrease was primarily driven by a higher mix of managed care customer transactions versus non-managed care customer transactions. Legacy segment managed care net product revenue is recorded in net product sales while revenue associated with servicing non-managed care customers is recorded in net sales of services and plans. Eyeglass and contact lens product costs for both managed care and non-managed care net revenue are recorded in costs of products. Increases in managed care mix decrease costs of products as a percentage of net product sales and have a corresponding negative impact on costs of services as a percentage of net sales of services and plans in our Legacy segment.
Costs of services and plans as a percentage of net sales of services and plans increased from 76.0% for the three months ended April 2, 2022 to 82.9% for the three months ended April 1, 2023. The increase was primarily driven by higher growth in optometrist-related costs.
Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 82.0% for the three months ended April 2, 2022 to 86.2% for the three months ended April 1, 2023. The increase was primarily driven by higher growth in optometrist-related costs.
Legacy segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 42.8% for the three months ended April 2, 2022 to 45.5% for the three months ended April 1, 2023. The increase was primarily driven by higher growth in optometrist-related costs.

Selling, general and administrative
SG&A of $249.9 million for the three months ended April 1, 2023 increased $21.4 million, or 9.3%, from the three months ended April 2, 2022. As a percentage of net revenue, SG&A increased from 43.3% for the three months ended April 2, 2022 to 44.4% for the three months ended April 1, 2023. The increase in SG&A as a percentage of net revenue was primarily driven by higher performance-based incentive compensation of 120 basis points and higher payroll of 60 basis points, partially offset by advertising leverage of 40 basis points.

Owned & Host SG&A. SG&A as a percentage of net revenue increased from 36.0% for the three months ended April 2, 2022 to 36.3% for the three months ended April 1, 2023, driven primarily by higher payroll and occupancy expense.
Legacy segment SG&A. SG&A as a percentage of net revenue was 35.8% for the three months ended April 2, 2022 as compared to 35.8% for the three months ended April 1, 2023.
Depreciation and amortization
Depreciation and amortization expense of $24.8 million for the three months ended April 1, 2023 decreased $0.3 million, or 1.3%, from $25.2 million for the three months ended April 2, 2022 primarily driven by lower capitalization of information technology investments as property and equipment, partially offset by investments in remote medicine technology and new store openings.
Asset impairment
We recognized $0.4 million for impairment of tangible long-lived assets and ROU assets associated with our retail stores during the three months ended April 1, 2023 compared to $0.4 million recognized during the three months ended April 2, 2022. The store asset impairment charge is primarily related to our Owned & Host segment and is driven by lower than projected customer sales volume in certain stores, and other entity-specific assumptions. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and the likelihood that these scenarios would be ultimately realized; and the remaining useful lives of the assets. Asset impairment expenses were recognized in Corporate/Other.
Interest expense (income), net
Interest expense (income), net was $4.9 million for the three months ended April 1, 2023, compared to $(4.1) million for the three months ended April 2, 2022. The change was primarily a result of gains on our interest derivative in the first quarter of 2022 that did not reoccur in the first quarter of 2023.
Income tax provision
Our effective tax rates for the three months ended April 1, 2023 and April 2, 2022 were 35.8% and 27.3%, respectively, reflecting our statutory federal and state rates of 25.4% and 25.5%, respectively, reduced deductibility of meals and entertainment expenses and effects of other permanent items.

Non-GAAP Financial Measures
Adjusted Operating Income, Adjusted Operating Margin, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Diluted EPS.
We define Adjusted Operating Income as net income, plus interest expense (income), net and income tax provision (benefit), further adjusted to exclude stock based compensation expense, loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, amortization of acquisition intangibles and certain other expenses. We define Adjusted Operating Margin as Adjusted Operating Income as a percentage of net revenue. We define EBITDA as net income, plus interest expense (income), net, income tax provision (benefit) and depreciation and amortization. We define Adjusted EBITDA as net income, plus interest expense (income), net, income tax provision (benefit) and depreciation and amortization, further adjusted to exclude stock based compensation expense, loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, and certain other expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of net revenue. We define Adjusted Diluted EPS as diluted earnings per share, adjusted for the per share impact of stock based compensation expense, loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, amortization of acquisition intangibles, amortization of debt discounts and deferred financing costs of our term loan borrowings, amortization of the conversion feature and deferred financing costs related to our 2025 Notes when not required under U.S. GAAP to be added back for diluted earnings per share, losses (gains) on change in fair value of derivatives, certain other expenses, and tax expense (benefit) from stock-based compensation, less the tax effect of these adjustments.
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
•EBITDA, Adjusted EBITDA and Adjusted Operating Income do not reflect the interest expense (income), net, or the cash requirements necessary to service interest or principal payments, on our debt;
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

The following table reconciles our Adjusted Operating Income, Adjusted Operating Margin, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin to net income; and Adjusted Diluted EPS to diluted EPS for the periods presented:

	Three Months Ended
In thousands	April 1, 2023		April 2, 2022
Net income	$18,270	3.2%	$30,147	5.7%
Interest expense (income), net	4,867	0.9%	(4,144)	(0.8)%
Income tax provision	10,175	1.8%	11,329	2.1%
Stock based compensation expense (a)	4,315	0.8%	3,734	0.7%
Asset impairment (b)	387	0.1%	406	0.1%
Amortization of acquisition intangibles (c)	1,872	0.3%	1,872	0.4%
Other (f)	(13)	(0.0)%	1,960	0.4%
Adjusted Operating Income / Adjusted Operating Margin	$39,873	7.1%	$45,304	8.6%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding. Some of the percentage totals in the table above do not foot due to rounding differences.

	Three Months Ended
In thousands	April 1, 2023		April 2, 2022
Net income	$18,270	3.2%	$30,147	5.7%
Interest expense (income), net	4,867	0.9%	(4,144)	(0.8)%
Income tax provision	10,175	1.8%	11,329	2.1%
Depreciation and amortization	24,813	4.4%	25,151	4.8%
EBITDA	58,125	10.3%	62,483	11.8%

Stock based compensation expense (a)	4,315	0.8%	3,734	0.7%
Asset impairment (b)	387	0.1%	406	0.1%
Other (f)	(13)	(0.0)%	1,960	0.4%
Adjusted EBITDA / Adjusted EBITDA Margin	$62,814	11.2%	$68,583	13.0%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding. Some of the percentage totals in the table above do not foot due to rounding differences.

	Three Months Ended
In thousands, except per share amounts	April 1, 2023	April 2, 2022
Diluted EPS	$0.22	$0.34
Stock based compensation expense (a)	0.05	0.04
Asset impairment (b)	0.00	0.00
Amortization of acquisition intangibles (c)	0.02	0.02
Amortization of debt discount and deferred financing costs (d)	0.00	0.00
Losses (gains) on change in fair value of derivatives (e)	0.03	(0.10)
Other (f)	(0.00)	0.02
Tax expense (benefit) from stock-based compensation (g)	0.01	0.00
Tax effect of total adjustments (h)	(0.03)	0.00
Adjusted Diluted EPS	$0.31	$0.33

Weighted average diluted shares outstanding	92,136	94,904
Note: Some of the totals in the table above do not foot due to rounding differences.
(a)Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and performance vesting conditions.

(b)Reflects write-off of primarily property, equipment and lease-related assets on closed or underperforming stores.
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
(f)Other adjustments include amounts that management believes are not representative of our operating performance (amounts in brackets represent reductions in Adjusted Operating Income, Adjusted Diluted EPS and Adjusted EBITDA), which are primarily related to excess payroll taxes on vesting of restricted stock units and exercises of stock options, executive severance and relocation and other expenses and adjustments, including losses on other investments of $0.3 million for the three months ended April 2, 2022.
(g)Tax expense (benefit) associated with accounting guidance requiring excess tax expense (benefit) related to vesting of restricted stock units and exercises of stock options to be recorded in earnings as discrete items in the reporting period in which they occur.
(h)Represents the income tax effect of the total adjustments at our combined statutory federal and state income tax rates.
Liquidity and Capital Resources
Our primary cash needs are for inventory, payroll, store rent, advertising, capital expenditures associated with new stores and updating existing stores, as well as information and remote medicine technology and infrastructure, including our corporate office, distribution centers, and laboratories. When appropriate, the Company may utilize excess liquidity towards debt service requirements, including voluntary debt prepayments, or required interest and principal payments, if any, as well as repurchases of common stock, based on excess cash flows. The most significant components of our operating assets and liabilities are inventories, accounts receivable, prepaid expenses and other assets, accounts payable, deferred and unearned revenue and other payables and accrued expenses. We exercise prudence in our use of cash and closely monitor various items related to cash flow including, but not limited to, cash receipts, cash disbursements, payment terms and alternative sources of funding. We continue to be focused on these items in addition to other key measures we use to determine how our consolidated business and operating segments are performing. We believe that cash on hand, cash expected to be generated from operations and the availability of borrowings under our revolving credit facility will be sufficient to fund our working capital requirements, liquidity obligations, anticipated capital expenditures, and payments due under our existing debt for the next 12 months and thereafter for the foreseeable future. Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the refinancing or issuance of debt, issuance of equity or other securities, the proceeds of which could provide additional liquidity for our operations, as well as modifications to our term loan where possible. We are currently exploring options for refinancing our term loan and credit facility in advance of their maturity in 2024. Such refinancing would depend on multiple factors, including conditions in the capital markets. Our ability to maintain sufficient liquidity may be affected by numerous factors, many of which are outside of our control. We primarily fund our working capital needs using cash provided by operations. Our working capital requirements for inventory will increase as we continue to open additional stores.
As of April 1, 2023, we had $246.9 million in cash and cash equivalents and $293.6 million of availability under our revolving credit facility, which includes $6.4 million in outstanding letters of credit.
As of April 1, 2023, we had $150.0 million of term loan outstanding under our credit agreement. We were in compliance with all covenants related to our long-term debt as of April 1, 2023.
The following table summarizes cash flows provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended
In thousands	April 1, 2023	April 2, 2022
Cash flows provided by (used for):
Operating activities	$74,064	$47,117
Investing activities	(27,615)	(28,077)
Financing activities	(28,662)	(9,941)
Net change in cash, cash equivalents and restricted cash	$17,787	$9,099
Net Cash Provided by Operating Activities.
Cash flows provided by operating activities increased $26.9 million from $47.1 million during the three months ended April 2, 2022 to $74.1 million for the three months ended April 1, 2023. Changes in net working capital and other assets and liabilities contributed $43.2 million of cash and were partially offset by lower net income of $11.9 million and a decrease in non-cash adjustments of $4.4 million compared to the three months ended April 2, 2022.

Increases in other liabilities during the three months ended April 1, 2023 contributed $35.3 million in year-over-year cash primarily due to increases in compensation related accruals. Decreases in accounts receivable contributed $6.2 million in year-over-year cash primarily due to decreases in credit card receivables. These were partially offset by decreases in deferred and unearned revenue that used $8.3 million in year-over-year cash, primarily as a result of higher sales in the last week of 2022 as compared to the last week of 2021.

Net Cash Used for Investing Activities
Net cash used for investing activities decreased by $0.5 million, to $27.6 million, during the three months ended April 1, 2023 from $28.1 million during the three months ended April 2, 2022. The year-over-year decrease was primarily due to lower remote medicine and information technology infrastructure investments, partially offset by new store openings.
Net Cash Used For Financing Activities
Net cash used for financing activities was $28.7 million during the three months ended April 1, 2023 as compared to $9.9 million during the three months ended April 2, 2022. The $18.7 million year-over-year increase in cash used for financing activities was primarily due to increased purchases of treasury stock of $17.0 million.
Share Repurchase Authority
During the three months ended April 1, 2023 and April 2, 2022, the Company repurchased 1.1 million shares of its common stock for $25.0 million, and 0.2 million shares of its common stock for $7.1 million, respectively, under the share repurchase program. As of April 1, 2023, $25.0 million remains available under the share repurchase authorization.
Material Cash Requirements
There were no material changes outside the ordinary course of business in our material cash requirements and commercial commitments from those reported in the 2022 Annual Report on Form 10-K.
We follow U.S. GAAP in making the determination as to whether or not to record an asset or liability related to our arrangements with third parties. Consistent with current accounting guidance, we do not record an asset or liability associated with long-term purchase, marketing and promotional commitments, or commitments to philanthropic endeavors. We have disclosed the amount of future commitments associated with these items in the 2022 Annual Report on form 10-K. We are not a party to any other material off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Management has evaluated the accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the 2022 Annual Report on Form 10-K, in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the 2022 Annual Report on Form 10-K.
Adoption of New Accounting Pronouncements
There have been no material changes due to recently issued or adopted accounting standards since those disclosed in our 2022 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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

As of April 1, 2023, $150.0 million of term loan borrowings were subject to variable interest rates, with a weighted average borrowing rate of 3.1%. An increase to market rates of 1.0% as of April 1, 2023 would not result in a material increase to interest expense. Assuming a decrease to market rates of 1.0% as of April 1, 2023, the resulting increase to interest expense related to the interest rate derivative would be approximately $4 million. For more information about quantitative and qualitative disclosures about market risk, please see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in Part II. of the 2022 Annual Report on Form 10-K.

Item 4. Controls and Procedures.
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
In accordance with Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 1, 2023. Based on that evaluation, the CEO and the CFO have concluded that the Company’s current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic filings with the SEC is made known to them in a timely manner.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the first quarter of fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
See Note 9. “Commitments and Contingencies” in our condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q for information regarding certain legal proceedings in which we are involved, which discussion is incorporated herein by reference.
Item 1A. Risk Factors.
For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed in Part I. Item 1A. “Risk Factors” in our 2022 Annual Report on Form 10-K. There have been no material changes to the risk factors described in our 2022 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In thousands, except per share amounts
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2023 - January 28, 2023	—	—	—	$50,041
January 29, 2023 - March 4, 2023	419	$23.20	419	$40,331
March 5, 2023 - April, 1 2023	673	$22.71	673	$25,041
Total	1,092	$22.90	1,092	$25,041
(1) Information regarding the Company’s share repurchases can be found in Note 1, Description of Business and Basis of Presentation, in the condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q. Effective November 8, 2021, the Company’s Board of Directors authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company’s common stock. On November 29, 2021 and February 23, 2022, the Board authorized increases of $50 million and $100 million, respectively, to the share repurchase program for a total authorization of $200 million. The share repurchase authorization expires on December 30, 2023. Following repurchases in the first quarter of fiscal year 2023, $25.0 million remains available under the share repurchase authorization. The timing and amounts of any such repurchases will depend on a variety of factors, including the market price of the Company’s shares and general market and economic conditions.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
Exhibit Index

Exhibit No.	Exhibit Description
3.1	Third Amended and Restated Certificate of Incorporation of National Vision Holdings, Inc. - incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 10, 2021.
3.2	Third Amended and Restated Bylaws of National Vision Holdings, Inc. - incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 10, 2021.
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the Company’s Quarterly report on Form 10-Q for the quarter ended April 1, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Vision Holdings, Inc.

Dated: May 11, 2023	By:	/s/ L. Reade Fahs
Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2023	By:	/s/ Melissa Rasmussen
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)