Form 10-Q
period 2023-07-01
National Vision Holdings, Inc.
filed 2023-08-10
CIK 1710155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2023
Common stock, $0.01 par value	78,157,788

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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth in Part II, Item 1A - “Risk Factors” in this Form 10-Q and Part I, Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”), as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov, and also include, but are not limited to, the COVID-19 pandemic and future resurgences, and related impacts including federal, state, and local governmental actions in response thereto; customer behavior in response to the pandemic, including the impact of such behavior on in-store traffic and sales; market volatility and an overall decline in the health of the economy and other factors impacting consumer spending, including inflation and uncertainty in financial markets (including as a result of recent bank failures and events affecting financial institutions); our ability to recruit and retain vision care professionals for our stores and remote medicine offerings in general and in light of the pandemic; our ability to compete successfully; our ability to successfully open new stores and enter new markets; our ability to expand our remote medicine offerings and electronic health records capabilities; our ability to maintain the performance of our Host and Legacy brands and our current operating relationships with our Host and Legacy partners; our ability to successfully navigate the termination of our Walmart partnership, including the transition period; our ability to maintain sufficient levels of cash flow from our operations to execute or sustain our growth strategy or obtain additional financing at satisfactory terms or at all; the impact of wage rate increases, inflation, cost increases and increases in raw material prices and energy prices; our growth strategy straining our existing resources and causing the performance of our existing stores to suffer; our ability to successfully and efficiently implement our marketing, advertising and promotional efforts; risks associated with leasing substantial amounts of space, including future increases in occupancy costs; the impact of certain technological advances, and the greater availability of, or increased consumer preferences for, vision correction alternatives to prescription eyeglasses or contact lenses, and future drug development for the correction of vision-related problems; our ability to retain our existing senior management team and attract qualified new personnel; our ability to manage our inventory; seasonal fluctuations in our operating results and inventory levels; risks associated with our e-commerce and omni-channel business; the loss of, or disruption in the operations of, one or more of our distribution centers and/or optical laboratories, resulting in the inability to fulfill customer orders and deliver our products in a timely manner; risk of losses arising from our investments in technological innovators in the optical retail industry; risks associated with environmental, social and governance issues, including climate change; risks associated with vendors from whom our products are sourced, including our dependence on a limited number of suppliers; our ability to develop, maintain and extend relationships with managed vision care companies, vision insurance providers and other third-party payors; our ability to effectively operate our information technology systems and prevent interruption or security breach; our reliance on third-party coverage and reimbursement, including government programs, for an increasing portion of our revenues; our ability to adhere to extensive state, local and federal vision care and healthcare laws and regulations; our compliance with managed vision care laws and regulations; our ability to adhere to changing state, local and federal privacy, data security and data protection laws and regulations; product liability, product recall or personal injury issues; our failure to comply with, or changes in, laws, regulations, enforcement activities and other requirements; the impact of any adverse litigation judgments or settlements resulting from legal proceedings relating to our business operations; our ability to adequately protect our intellectual property; our significant amount of indebtedness and our ability to generate sufficient cash flow to satisfy our debt obligations; a change in interest rates as well as changes in benchmark rates and uncertainty related to the foregoing; restrictions in our credit agreement that limits our flexibility in operating our business; potential dilution to existing stockholders upon the conversion of our convertible notes; and risks related to owning our common stock (including the timing, manner and volume of repurchases of common stock pursuant to our share repurchase program), including our ability to comply with requirements to design and implement and maintain effective internal controls.
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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
In Thousands, Except Par Value
(Unaudited)

	As of July 1, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$254,647	$229,425
Accounts receivable, net	78,904	79,892
Inventories	120,871	123,158
Prepaid expenses and other current assets	39,865	41,361
Total current assets	494,287	473,836

Noncurrent assets:
Property and equipment, net	367,333	359,775
Goodwill	777,613	777,613
Trademarks and trade names	240,547	240,547
Other intangible assets, net	30,900	34,669
Right of use assets	398,469	382,825
Other assets	24,779	21,981
Total noncurrent assets	1,839,641	1,817,410
Total assets	$2,333,928	$2,291,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,108	$65,276
Other payables and accrued expenses	112,946	94,225
Unearned revenue	39,818	41,239
Deferred revenue	64,101	62,201
Current maturities of long-term debt and finance lease obligations	10,501	4,137
Current operating lease obligations	71,759	77,186
Total current liabilities	363,233	344,264

Noncurrent liabilities:
Long-term debt and finance lease obligations, less current portion and debt discount	555,182	563,388
Noncurrent operating lease obligations	380,675	358,110
Deferred revenue	21,946	21,601
Other liabilities	9,261	8,900
Deferred income taxes, net	95,219	93,870
Total noncurrent liabilities	1,062,283	1,045,869
Commitments and contingencies (See Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 84,625 and 84,273 shares issued as of July 1, 2023 and December 31, 2022, respectively; 78,154 and 78,992 shares outstanding as of July 1, 2023 and December 31, 2022, respectively	846	842
Additional paid-in capital	777,762	767,112
Accumulated other comprehensive loss	(801)	(1,179)
Retained earnings	344,401	320,517
Treasury stock, at cost; 6,471 and 5,281 shares as of July 1, 2023 and December 31, 2022, respectively	(213,796)	(186,179)
Total stockholders’ equity	908,412	901,113
Total liabilities and stockholders’ equity	$2,333,928	$2,291,246
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
In Thousands, Except Earnings Per Share
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Revenue:
Net product sales	$432,925	$421,600	$897,686	$854,853
Net sales of services and plans	92,415	87,955	190,023	182,413
Total net revenue	525,340	509,555	1,087,709	1,037,266
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	167,514	163,361	340,616	327,580
Services and plans	80,325	71,206	161,275	143,024
Total costs applicable to revenue	247,839	234,567	501,891	470,604
Operating expenses:
Selling, general and administrative expenses	243,971	227,829	493,893	456,383
Depreciation and amortization	24,929	25,245	49,742	50,396
Asset impairment	893	3,509	1,280	3,915
Other expense (income), net	(17)	34	(134)	265
Total operating expenses	269,776	256,617	544,781	510,959
Income from operations	7,725	18,371	41,037	55,703
Interest expense (income), net	1,836	3,963	6,703	(181)
Earnings before income taxes	5,889	14,408	34,334	55,884
Income tax provision	275	4,674	10,450	16,003
Net income	$5,614	$9,734	$23,884	$39,881

Earnings per share:
Basic	$0.07	$0.12	$0.30	$0.49
Diluted	$0.07	$0.12	$0.30	$0.47
Weighted average shares outstanding:
Basic	78,101	80,061	78,411	80,744
Diluted	78,343	80,403	78,784	94,109

Comprehensive income:
Net income	$5,614	$9,734	$23,884	$39,881
Unrealized gain on hedge instruments	255	255	508	507
Tax provision of unrealized gain on hedge instruments	65	65	130	129
Comprehensive income	$5,804	$9,924	$24,262	$40,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
In Thousands
(Unaudited)

	Three and Six Months Ended July 1, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2022	78,992	$842	$767,112	$(1,179)	$320,517	$(186,179)	$901,113
Issuance of common stock	282	3	490	—	—	—	493
Stock-based compensation	—	—	4,271	—	—	—	4,271
Purchase of treasury stock	(1,189)	—	—	—	—	(27,609)	(27,609)
Settlement of 2025 Notes	—	—	—	—	—	—	—
Unrealized gain on hedge instruments, net of tax	—	—	—	188	—	—	188
Net income	—	—	—	—	18,270	—	18,270
Balances at April 1, 2023	78,085	$845	$771,873	$(991)	$338,787	$(213,788)	$896,726
Issuance of common stock	70	1	451				452
Stock-based compensation			5,438				5,438
Purchase of treasury stock	(1)					(8)	(8)
Unrealized gain on hedge instruments, net of tax				190			190
Net income					5,614		5,614
Balances at July 1, 2023	78,154	$846	$777,762	$(801)	$344,401	$(213,796)	$908,412

	Three and Six Months Ended July 2, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2022	81,405	$838	$750,478	$(1,940)	$278,395	$(101,791)	$925,980
Issuance of common stock	289	3	1,366	—	—	—	1,369
Stock-based compensation	—	—	3,692	—	—	—	3,692
Purchase of treasury stock	(272)	—	—	—	—	(10,649)	(10,649)
Settlement of 2025 Notes	—	—	(1)	—	—	—	(1)
Unrealized gain on hedge instruments, net of tax	—	—	—	188	—	—	188
Net income	—	—	—	—	30,147	—	30,147
Balances at April 2, 2022	81,422	$841	$755,535	$(1,752)	$308,542	$(112,440)	$950,726
Issuance of common stock	18	—	421	—	—	—	421
Stock-based compensation	—	—	3,606	—	—	—	3,606
Purchase of treasury stock	(2,555)	—	—	—	—	(73,008)	(73,008)
Unrealized gain on hedge instruments, net of tax	—	—	—	190	—	—	190
Net income	—	—	—	—	9,734	—	9,734
Balances at July 2, 2022	78,885	$841	$759,562	$(1,562)	$318,276	$(185,448)	$891,669
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
In Thousands
(Unaudited)

	Six Months Ended
	July 1, 2023	July 2, 2022
Cash flows from operating activities:
Net income	$23,884	$39,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,742	50,396
Amortization of debt discount and deferred financing costs	1,800	1,584
Asset impairment	1,280	3,915
Deferred income tax expense (benefit)	1,220	3,512
Stock-based compensation expense	9,788	7,372
Losses (gains) on change in fair value of derivatives	(1,750)	(10,745)
Inventory adjustments	1,996	1,429
Other	1,509	2,455
Changes in operating assets and liabilities:
Accounts receivable	560	(8,661)
Inventories	290	(7,253)
Operating lease right of use assets and lease liabilities	525	568
Other assets	3,528	2,246
Accounts payable	(1,168)	5,669
Deferred and unearned revenue	824	3,253
Other liabilities	18,188	(7,590)
Net cash provided by operating activities	112,216	88,031
Cash flows from investing activities:
Purchase of property and equipment	(54,120)	(55,714)
Other	(665)	20
Net cash used for investing activities	(54,785)	(55,694)
Cash flows from financing activities:
Repayments on long-term debt	—	(4)
Proceeds from issuance of common stock	945	2,246
Purchase of treasury stock	(27,611)	(83,632)
Payments of debt issuance costs	(2,869)	—
Payments on finance lease obligations	(2,536)	(2,218)
Net cash used for financing activities	(32,071)	(83,608)
Net change in cash, cash equivalents and restricted cash	25,360	(51,271)
Cash, cash equivalents and restricted cash, beginning of year	230,624	306,876
Cash, cash equivalents and restricted cash, end of period	$255,984	$255,605

Supplemental cash flow disclosure information:
Cash paid for interest	$5,399	$9,329
Cash paid for taxes	$4,347	$5,632
Capital expenditures accrued at the end of the period	$10,770	$9,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Basis of Presentation
Nature of Operations
National Vision Holdings, Inc. (“NVHI,” the “Company,” “we,” “our,” or “us”) is a holding company whose operating subsidiaries include its indirect wholly-owned subsidiary, National Vision, Inc. (“NVI”) and NVI’s wholly-owned subsidiaries. We are a leading value retailer of eyeglasses and contact lenses in the United States. We operated 1,381 and 1,354 retail optical locations in the United States and its territories as of July 1, 2023 and December 31, 2022, respectively, through our five store brands, including America’s Best Contacts and Eyeglasses (“America’s Best”), Eyeglass World, Vista Optical locations on select U.S. Army/Air Force military bases (“Military”) and within select Fred Meyer stores, and our management & services arrangement with Walmart (“Legacy”). Refer to Note 12. “Subsequent Events” for developments related to the Walmart partnership that occurred after July 1, 2023.
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
Certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted; however, we believe that the disclosures included herein are sufficient for a fair presentation of the information presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2022 included in the 2022 Annual Report on Form 10-K. The Company’s significant accounting policies are set forth in Note 1 within those consolidated financial statements. We use the same accounting policies in preparing interim condensed consolidated financial information and annual consolidated financial statements. There were no changes to our significant accounting policies during the six months ended July 1, 2023.
The condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts within the footnotes to the financial statements for fiscal year 2022 have been reclassified to conform to the fiscal year 2023 presentation.
The Company has consolidated certain entities meeting the definition of a variable interest entity (“VIE”) as the Company concluded that it is the primary beneficiary of the entities under the provisions of Accounting Standards Codification 810, Consolidation. At July 1, 2023, the variable interest entities include 32 professional corporations. The total assets of the consolidated VIEs included in the accompanying Condensed Consolidated Balance Sheets as of July 1, 2023 and December 31, 2022, were $6.2 million and $7.9 million, respectively, and the total liabilities of the consolidated VIEs were $7.9 million and $8.3 million, respectively.
Fiscal Year
Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31. Fiscal year 2023 contains 52 weeks and will end on December 30, 2023. All three and six month periods presented herein contain 13 and 26 weeks, respectively. All references to years and quarters relate to fiscal periods rather than calendar periods.
Seasonality
The consolidated results of operations for the three and six months ended July 1, 2023 and July 2, 2022, are not necessarily indicative of the results to be expected for the full fiscal year due to seasonality and uncertainty of general economic conditions that may impact our key end markets. Historically, our business has realized a higher portion of net revenue, income from operations, and cash flows from operations in the first half of the year, and a lower portion of net revenue, income from operations, and cash flows from operations in the fourth fiscal quarter. The first half seasonality is attributable primarily to the timing of our customers’ personal income tax refunds and annual health insurance program start/reset periods. Seasonality related to fourth quarter holiday spending by retail customers generally does not impact our business. Our quarterly consolidated results generally may also be affected by the timing of new store openings, store closings, and certain holidays.

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
Income Taxes
Our effective tax rate for the three months ended July 1, 2023 was 4.7%, reflecting our statutory federal and state rate of 25.4%, tax impacts of employee-related federal tax credits and effects of other permanent items. Our effective tax rate for the three months ended July 2, 2022 was 32.4%, reflecting our statutory federal and state rate of 25.5% and effects of other permanent items.
Our effective tax rate for the six months ended July 1, 2023 was 30.4%, reflecting our statutory federal and state rate of 25.4%, tax impacts of consolidated VIEs and non-deductible compensation expenses, as well as other permanent items. Our effective tax rate for the six months ended July 2, 2022 was 28.6%, reflecting our statutory federal and state rate of 25.5% and effects of other permanent items.
Share Repurchases
During the six months ended July 1, 2023 and July 2, 2022, the Company repurchased 1.1 million shares of its common stock for $25.0 million, and 2.7 million shares of its common stock for $80.0 million, respectively, under the share repurchase program. As of July 1, 2023, $25.0 million remains available under the share repurchase authorization.
In August 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”) which, among other things, provides for a 15% corporate alternative minimum tax based on a prescribed measure of income as well as a 1% excise tax on stock repurchases.
Investment
In the second quarter of fiscal year 2023, we completed an investment in an entity specializing in applying artificial intelligence-powered screening and diagnostic tools to retinal imaging. The initial investment of $0.9 million was recognized in Other assets on the Condensed Consolidated Balance Sheets as of July 1, 2023 and in Other in the investing section of the Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2023. We have agreed to invest up to an additional $2.4 million in the entity upon the completion of certain milestones.
Future Adoption of Accounting Pronouncements
Reference Rate Reform. The Financial Accounting Standards Board (“FASB”) has issued guidance at various points over the last several years that provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that may be affected by the cessation of the London Inter-bank Offered Rate (“LIBOR”). We are currently able to apply this new guidance for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 through December 31, 2024. Refer to Note 4. “Long-term Debt” and Note 5. “Interest Rate Derivatives” for more information on our transition from LIBOR to Term Secured Overnight Financing Rate (“Term SOFR”).
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

2. Details of Certain Balance Sheet Accounts
The following table provides a reconciliation of cash and cash equivalents reported within the Condensed Consolidated Balance sheets to the total of Cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statement of Cash Flows:

	Six Months Ended
In thousands	July 1, 2023	July 2, 2022
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$254,647	$254,382
Restricted cash included in other assets	1,337	1,223
	$255,984	$255,605

The following tables provide additional details of certain balance sheet accounts as of the dates shown below:

In thousands	As of July 1, 2023	As of December 31, 2022
Accounts receivable, net:
Trade receivables	$44,213	$41,622
Credit card receivables	18,599	23,311
Other receivables (1)	16,542	15,478
Allowance for credit losses	(450)	(519)
	$78,904	$79,892
(1) Includes Coronavirus Aid, Relief, and Economic Security (“CARES”) Act receivable in the amount of $9.0 million as of July 1, 2023 and December 31, 2022.

In thousands	As of July 1, 2023	As of December 31, 2022
Inventories:
Raw materials and work in process (1)	$57,761	$64,786
Finished goods	63,110	58,372
	$120,871	$123,158
(1)Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not separately present raw materials and work in process.

In thousands	As of July 1, 2023	As of December 31, 2022
Other payables and accrued expenses:
Associate compensation and benefits	$50,228	$37,451
Self-insurance liabilities	9,381	8,744
Capital expenditures	10,770	9,594
Advertising	5,260	3,811
Reserves for customer returns and remakes	9,194	7,676
Legacy management & services agreement	5,038	6,488
Income taxes payable (1)	1,111	103
Supplies and other store support expenses	3,520	4,215
Other	18,444	16,143
	$112,946	$94,225
(1) Income tax receivables of $4.6 million were included in Prepaid expenses and other current assets as of December 31, 2022.

In thousands	As of July 1, 2023	As of December 31, 2022
Other noncurrent liabilities:
Self-insurance liabilities	$6,874	$6,292
Other	2,387	2,608
	$9,261	$8,900

3. Fair Value Measurement

Recurring fair value measurements
Interest Rate Derivatives
We recognize as assets or liabilities at fair value the estimated amounts we would receive or pay upon a termination of interest rate derivatives prior to their scheduled expiration dates. The fair value is based on information that is model-driven and whose inputs were observable (Level 2 inputs) such as Term SOFR forward rates. See Note 5. “Interest Rate Derivatives” for further details.

Non-recurring fair value measurements
Tangible Long-lived and Right of Use (“ROU”) Store Assets
We recognized impairments of $0.9 million and $1.3 million during the three and six months ended July 1, 2023, respectively, and $3.5 million and $3.9 million during the three and six months ended July 2, 2022 respectively, related to our long-lived tangible store assets and ROU assets. The impairments were primarily driven by lower than projected customer sales volume in certain stores. The cash flows used in estimating fair value were discounted using market rates from 10.8% to 11.3%. A decrease in the estimated cash flows would lead to a lower fair value measurement, as would an increase in the discount rate. These non-recurring fair value measurements are classified as Level 3 measurements in the fair value hierarchy. The estimated remaining fair value of the assets impaired during the six months ended July 1, 2023 and July 2, 2022 was $0.8 million and $4.0 million, respectively; the estimated remaining fair values include amounts estimated at various dates during the related fiscal years. Substantially all of the remaining fair value of the impaired store assets represents the fair value of ROU assets.
Additional fair value information
Long-term Debt - Term A Loans and Revolving Loans
Since the borrowings under the $150.0 million aggregate principal first lien term loan (“Term A Loans”) and revolving credit loans in an aggregate principal amount of $300.0 million (the “Revolving Loans”) utilize variable interest rate setting mechanisms such as Term SOFR, the fair values of these borrowings are deemed to approximate the carrying values. We also considered the effect of our own credit risk on the fair values of our Term A Loans and Revolving Loans. Refer to Note 4. “Long-term Debt” for more information on these borrowings.
Long-term Debt - 2025 Notes
The Company has $402.5 million in aggregate principal amount of 2.50% convertible senior notes due on May 15, 2025 (the “2025 Notes”) issued and outstanding as of July 1, 2023. Refer to Note 4. “Long-term Debt” for more information on the 2025 Notes. The estimated fair value of the 2025 Notes was approximately $422.0 million and $553.9 million as of July 1, 2023 and December 31, 2022, respectively. The estimated fair value of the 2025 Notes is based on the prices the 2025 Notes have traded in the market, as well as overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates, and represents a Level 2 measurement in the fair value hierarchy. Refer to Note 4. “Long-term Debt” for more information on the 2025 Notes.

4. Long-term Debt

Long-term debt consists of the following:

In thousands	As of July 1, 2023	As of December 31, 2022
2025 Notes, due May 15, 2025	$402,497	$402,497
Term A Loans, due June 13, 2028	150,000	150,000
Revolving Loans, due June 13, 2028	—	—
Long-term debt before unamortized discount and issuance costs	552,497	552,497
Unamortized discount and issuance costs - 2025 Notes	(4,589)	(5,696)
Unamortized discount and issuance costs - Term A Loans	(1,183)	(570)
Long-term debt less debt discount and issuance costs	546,725	546,231
Less current maturities	(7,500)	—
Long-term debt - noncurrent portion	539,225	546,231
Finance lease obligations	18,958	21,294
Less current maturities	(3,001)	(4,137)
Long-term debt and finance lease obligations, less current portion, discount, and issuance costs	$555,182	$563,388

Scheduled annual maturities of debt are as follows:

Fiscal Period	In thousands
2023 - remainder of fiscal year	$3,750
2024	5,625
2025	411,872
2026	7,500
2027	7,500
Thereafter	116,250
$552,497

Credit Agreement
Reference is made to (i) that certain Second Joinder and Restatement Agreement, dated as of June 13, 2023 (the “Second Restatement Agreement”), by and among the New Lenders party thereto, the Letter of Credit Issuers party thereto, Nautilus Acquisition Holdings, Inc. (“Holdings”), a Delaware corporation and a wholly-owned subsidiary of the Company, NVI, the subsidiaries of NVI party thereto, as guarantors, Bank of America, N.A. in its capacity as administrative agent and as collateral agent and (ii) the Second Amended and Restated Credit Agreement, dated as of June 13, 2023 (the “Credit Agreement”).
On June 13, 2023 (the “Second Restatement Effective Date”), the Second Restatement Agreement amended and restated the Joinder and Amendment and Restatement Agreement, dated as of July 18, 2019 (as amended, restated, amended and restated, supplemented or otherwise modified prior to the Second Restatement Agreement, the “Original Credit Agreement”) to, among other things, (i) establish new Term A Loans to repay all principal, interest, fees and other amounts outstanding (other than contingent obligations) under the Original Credit Agreement immediately prior to the Second Restatement Effective Date, (ii) establish new Revolving Loans, (iii) provide for a Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York (or a successor administrator) (“SOFR”)-based rate, with a credit spread adjustment of 10 basis points for all Interest Periods and a SOFR floor of 0.00% per annum, and (iv) as set forth below, modify the Applicable Margins used to calculate the rate of interest payable with respect to the Term A Loans and Revolving Loans (collectively, the “Loans”).
The Credit Agreement, as amended by the Second Restatement Agreement, provides that the Loans mature on the fifth anniversary of the Second Restatement Effective Date, subject to a springing maturity date, which is 91 days before the maturity date of the Company’s 2025 Notes if Minimum Liquidity is less than the sum of the redemption value of such convertible notes on that date plus $25.0 million (the “Maturity Date”). Commencing on the last day of the first full fiscal quarter ended after the Second Restatement Effective Date, the Term A Loans will amortize in equal calendar quarterly installments at a rate of 5.00% per calendar year. The $114.4 million balance (assuming the springing maturity date does not occur) will be payable on the Maturity Date.
The new Applicable Margins are initially (i) 1.75% for the Loans that are Term SOFR Loans and (ii) 0.75% for the Loans that are Alternative Base Rate (“ABR”) Loans. Following the delivery of the financial statements for the period ending on September 30, 2023, the Applicable Margins for the Loans will instead be based on NVI’s total leverage ratio as follows: (a) if NVI’s consolidated total debt to consolidated EBITDA ratio is greater than 2.50 to 1.00, the Applicable Margin will be 2.25% for Term SOFR Loans and 1.25% for ABR Loans, (b) if NVI’s consolidated total debt to consolidated EBITDA ratio is less than or equal to 2.50 to 1.00 but greater than 1.75 to 1.00, the Applicable Margin will be 2.00% for Term SOFR Loans and 1.00% for ABR Loans, (c) if NVI’s consolidated total debt to consolidated EBITDA ratio is less than or equal to 1.75 to 1.00 but greater than 0.75 to 1.00, the Applicable Margin will be 1.75% for Term SOFR Loans and 0.75% for ABR Loans, (d) if NVI’s consolidated total debt to consolidated EBITDA ratio is less than or equal to 0.75 to 1.00, the Applicable Margin will be 1.50% for Term SOFR Loans and 0.50% for ABR Loans.
In connection with the Second Amended and Restated Credit Agreement, we deferred $2.0 million of debt issuance costs related to the Revolving Loans in Other assets and $0.9 million of debt issuance costs related to the Term A Loans in Long-term debt and finance lease obligations, less current portion and debt discount on our Condensed Consolidated Balance Sheets as of July 1, 2023. We will amortize these costs over the term of the amended credit agreement. We wrote off previously unamortized debt issuance costs of $0.2 million in Interest expense (income), net during the three and six months ended July 1, 2023 related to lenders who were parties to the Original Credit

Agreement but are not parties to the Second Restatement Agreement. We recognized $0.2 million of other refinancing fees in Interest expense (income), net during the three and six months ended July 1, 2023.
The Second Restatement Agreement contains customary affirmative covenants, negative covenants, and events of default substantially comparable to the Original Credit Agreement.
We were in compliance with all covenants related to our long-term debt as of July 1, 2023.

2025 Notes
We recognized the following in Interest expense (income), net related to the 2025 Notes:

	Three Months Ended		Six Months Ended
In thousands	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Contractual interest expense	$2,515	$2,516	$5,031	$5,031
Amortization of issuance costs	$578	$560	$1,116	$1,080
As of July 1, 2023, the remaining period for the unamortized debt issuance costs balance was approximately two years. An immaterial amount of the principal balance of the 2025 Notes was converted during the six months ended July 2, 2022.
As of July 1, 2023, the stock price conditions under which the 2025 Notes can be converted at the holders’ option were not met.

5. Interest Rate Derivatives
We are party to an interest rate collar to offset the variability of cash flows in Term SOFR-indexed debt interest payments. During the second quarter of 2023, we amended the reference rate of the collar from LIBOR to Term SOFR. To manage credit risk associated with our interest rate hedging program, we select as counterparties major financial institutions with investment grade credit ratings. The aggregate notional amount of the interest rate collar, which is not designated as a cash flow hedge, was $325.0 million as of July 1, 2023. The fair value of our interest rate collar instrument was an asset of $11.3 million ($10.8 million in Prepaid expenses and other current assets and $0.5 million in Other assets) as of July 1, 2023, and an asset of $14.1 million ($10.0 million in Prepaid expenses and other current assets and $4.1 million in Other assets) as of December 31, 2022. See Note 3. “Fair Value Measurement” for further details.
We recognized (gains) losses on the change in fair value of the interest rate collar of $(2.8) million and $(2.3) million during the three and six months ended July 1, 2023 respectively, and $(0.8) million and $(9.8) million during the three and six months ended July 2, 2022, respectively, in interest expense (income), net.
Cash flows related to derivatives qualifying as hedges are included in the same section of the Condensed Consolidated Statements of Cash Flows as the underlying assets and liabilities being hedged. Cash flows during the six months ended July 1, 2023 and July 2, 2022 related to derivatives not qualifying as hedges were included in the operating section of the Condensed Consolidated Statements of Cash Flows and were immaterial.
Changes in the fair value of the Company’s cash flow hedge derivative instruments from their inception are recorded in Accumulated other comprehensive loss (“AOCL”) if the instruments are deemed to be highly effective as cash flow hedges. As of July 1, 2023, we expect to reclassify approximately $0.8 million of unrealized losses on derivative instruments, net of tax, from AOCL into earnings in the next 12 months as the derivative instruments mature.

6. Stock Incentive Plans
During the six months ended July 1, 2023, the Company granted 451,425 performance-based restricted stock units (“PSUs”) and 694,204 time-based restricted stock units (“RSUs”) to eligible employees and non-employee directors under the National Vision Holdings, Inc. 2017 Omnibus Incentive Plan (the “2017 Omnibus Incentive Plan”). The PSUs granted in fiscal 2023 are settled after the end of the performance period (i.e., cliff vesting), which begins on the first day of our 2023 fiscal year and ends on the last day of our 2025 fiscal year, and are based on the Company’s achievement of certain performance targets. The RSUs granted in fiscal 2023 vest primarily in three equal installments.

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
The following disaggregation of revenues depicts our revenue based on the timing of revenue recognition:

	Three Months Ended		Six Months Ended
In thousands	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Revenues recognized at a point in time	$485,743	$468,245	$1,008,681	$953,330
Revenues recognized over time	39,597	41,310	79,028	83,936
Total net revenue	$525,340	$509,555	$1,087,709	$1,037,266
Refer to Note 10. “Segment Reporting” for the Company’s disaggregation of net revenue by reportable segment. As the reportable segments are aligned by similar economic factors, trends and customers, the reportable segment disaggregation view best depicts how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors.
We record reductions in revenue for estimated price concessions granted to managed care providers. The Company considers its revenue from managed care customers to include variable consideration and estimates such amounts associated with managed care customer revenues using the history of concessions provided and cash receipts from managed care providers; we reduced our net revenue for variable consideration of $4.2 million and $3.0 million during the three months ended July 1, 2023 and July 2, 2022, respectively, and $8.4 million and $5.7 million during the six months ended July 1, 2023 and July 2, 2022, respectively.
Accounts Receivable
Credit loss expense recognized on our receivables, which is presented in SG&A expenses in the Company’s condensed consolidated statements of operations, was $0.1 million and $0.5 million for the three months ended July 1, 2023 and July 2, 2022, respectively, and $0.3 million and $0.6 million for the six months ended July 1, 2023 and July 2, 2022, respectively.
Unsatisfied Performance Obligations (Contract Liabilities)
During the three months ended July 1, 2023 and July 2, 2022, we recognized $23.0 million and $23.9 million, respectively, of deferred revenues outstanding at the beginning of each respective period. During the six months ended July 1, 2023 and July 2, 2022, we recognized $40.4 million and $43.3 million, respectively, of deferred revenues outstanding at the beginning of each respective period.
Our deferred revenue balance as of July 1, 2023 was $86.0 million. We expect future revenue recognition of this balance of $41.7 million, $32.2 million, $10.7 million and $1.4 million in fiscal years 2023, 2024, 2025 and thereafter, respectively.

8. Leases

Our lease costs for the three and six months ended July 1, 2023 and July 2, 2022 were as follows:

	Three Months Ended		Six Months Ended
In thousands	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Operating lease cost
Fixed lease cost (a)	$24,731	$22,488	$48,639	$44,437
Variable lease cost (b)	9,109	8,255	18,080	16,353
Sublease income (c)	(921)	(945)	(1,862)	(1,820)
Finance lease cost
Amortization of finance lease assets	893	1,080	1,750	2,161
Interest on finance lease liabilities	440	611	889	1,258
Net lease cost	$34,252	$31,489	$67,496	$62,389

(a) Includes short-term leases, which are immaterial.
(b) Includes costs for insurance, real estate taxes and common area maintenance expenses, which are variable as well as lease costs above minimum thresholds for Fred Meyer stores and lease costs for Military stores.

(c) Income from sub-leasing of stores includes rental income from leasing space to independent optometrists.

In thousands	Six Months Ended
Other Information	July 1, 2023	July 2, 2022
Operating cash outflows - operating leases	$60,487	$47,337
Right of use assets acquired under operating leases	$59,929	$58,180

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
On June 6, 2023, the Company was served with notice of a former employee’s intention to file a representative action against the Company pursuant to California’s Private Attorneys General Act based on alleged violations of California’s wage and hour laws. On June 22, 2023, the Company was served with a related lawsuit filed by the former employee in California state court alleging, on behalf of a proposed class of employees, violations of California wage and hour laws. On July 24, 2023, the Company filed its answer and a notice of removal of the case to the federal District Court for the Southern District of California. On July 28, 2023, the Company filed a Notice of

Related Cases, seeking for both the case currently pending in the Northern District of California and described in the paragraph above and this case to be assigned to the same Judge/Magistrate Judge in an effort to save judicial effort and avoid duplication of labor. We believe that the claims in these lawsuits are without merit and intend to oppose the certification of a class and to defend the litigation vigorously.
On January 27, 2023, a purported class action complaint was filed in federal court in the Northern District of Georgia against the Company and two of the Company’s officers. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 for materially false and misleading statements made between May 2021 and May 2022. The complaint seeks unspecified damages as well as equitable relief. On March 28, 2023, the original plaintiff, City of Southfield General Employees Retirement System, and a new plaintiff, International Union of Operating Engineers, Local No. 793, Members Pension Benefit Trust of Ontario, filed a lead plaintiff motion, seeking to be appointed co-lead plaintiffs. On April 3, 2023, the Company along with its named officers filed a motion to dismiss the complaint. On May 19, 2023, the court granted the lead plaintiff motion. On June 30, 2023, the plaintiffs filed an Amended Complaint, which added a claim under Section 20A of the Exchange Act and extended the alleged class period to February 28, 2023. We believe that the claims alleged are without merit and intend to defend the litigation vigorously.

10. Segment Reporting
The Company provides its principal products and services through two reportable segments: Owned & Host and Legacy. The “Corporate/Other” category includes the results of operations of our other operating segments, AC Lens and FirstSight, as well as corporate overhead support. The “Reconciliations” category represents other adjustments to reportable segment results necessary for the presentation of consolidated financial results in accordance with U.S. GAAP for the two reportable segments. Refer to Note 12. “Subsequent Events” for developments related to the Legacy segment, AC Lens and FirstSight that occurred after July 1, 2023.
Our reportable segment profit measure is earnings before interest, tax, depreciation and amortization (“EBITDA”) or net revenue, less costs applicable to revenue, less SG&A expenses. Depreciation and amortization, asset impairment, and other corporate costs that are not allocated to the reportable segments, including interest expense (income), net are excluded from segment EBITDA. There are no revenue transactions between our reportable segments. There are no differences between the measurement of our reportable segments’ assets and consolidated assets. There have been no changes from prior periods in the measurement methods used to determine reportable segment profit or loss, and there have been no asymmetrical allocations to segments.
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
Asset information is not included in the following summary since the CODM does not regularly review such information for the reportable segments.

	Three Months Ended July 1, 2023
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Net product sales	$339,311	$25,681	$63,288	$4,645	$432,925
Net sales of services and plans	79,443	12,784	26	162	92,415
Total net revenue	418,754	38,465	63,314	4,807	525,340
Costs of products	99,521	12,132	55,055	806	167,514
Costs of services and plans	73,958	6,336	31	—	80,325
Total costs applicable to revenue	173,479	18,468	55,086	806	247,839
SG&A	165,772	14,490	63,709	—	243,971
Asset impairment	—	—	893	—	893
Other expense (income), net	—	—	(17)	—	(17)
EBITDA	$79,503	$5,507	$(56,357)	$4,001
Depreciation and amortization					24,929
Interest expense (income), net					1,836
Earnings before income taxes					$5,889

	Three Months Ended July 2, 2022
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Net product sales	$326,000	$24,301	$61,885	$9,414	$421,600
Net sales of services and plans	73,158	13,536	—	1,261	87,955
Total net revenue	399,158	37,837	61,885	10,675	509,555
Costs of products	95,264	11,506	54,499	2,092	163,361
Costs of services and plans	65,314	5,892	—	—	71,206
Total costs applicable to revenue	160,578	17,398	54,499	2,092	234,567
SG&A	156,234	14,758	56,837	—	227,829
Asset impairment	—	—	3,509	—	3,509
Other expense (income), net	—	—	34	—	34
EBITDA	$82,346	$5,681	$(52,994)	$8,583
Depreciation and amortization					25,245
Interest expense (income), net					3,963
Earnings before income taxes					$14,408

	Six Months Ended July 1, 2023
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Net product sales	$714,147	$54,031	$128,129	$1,379	$897,686
Net sales of services and plans	166,513	25,709	50	(2,249)	190,023
Total net revenue	880,660	79,740	128,179	(870)	1,087,709
Costs of products	204,878	24,819	110,783	136	340,616
Costs of services and plans	149,011	12,211	53	—	161,275
Total costs applicable to revenue	353,889	37,030	110,836	136	501,891
SG&A	333,617	29,262	131,014	—	493,893
Asset impairment	—	—	1,280	—	1,280
Other expense (income), net	—	—	(134)	—	(134)
EBITDA	$193,154	$13,448	$(114,817)	$(1,006)
Depreciation and amortization					49,742
Interest expense (income), net					6,703
Earnings before income taxes					$34,334

	Six Months Ended July 2, 2022
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Net product sales	$683,904	$51,931	$123,582	$(4,564)	$854,853
Net sales of services and plans	153,173	28,064	—	1,176	182,413
Total net revenue	837,077	79,995	123,582	(3,388)	1,037,266
Costs of products	196,304	24,413	107,964	(1,101)	327,580
Costs of services and plans	130,915	12,109	—	—	143,024
Total costs applicable to revenue	327,219	36,522	107,964	(1,101)	470,604
SG&A	313,695	29,864	112,824	—	456,383
Asset impairment	—	—	3,915	—	3,915
Other expense (income), net	—	—	265	—	265
EBITDA	$196,163	$13,609	$(101,386)	$(2,287)
Depreciation and amortization					50,396
Interest expense (income), net					(181)
Earnings before income taxes					$55,884

11. Earnings Per Share

Diluted EPS related to the 2025 Notes is calculated using the if-converted method; the number of dilutive shares is based on the initial conversion rate associated with the 2025 Notes. The 2025 Notes were dilutive for the six months ended July 2, 2022. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations is as follows:

	Three Months Ended		Six Months Ended
In thousands, except EPS	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income	$5,614	$9,734	$23,884	$39,881
After-tax interest expense for 2025 Notes	—	—	—	4,721
Numerator for diluted EPS	$5,614	$9,734	$23,884	$44,602
Weighted average shares outstanding for basic EPS	78,101	80,061	78,411	80,744
Effect of dilutive securities:
Stock options	83	170	115	200
Restricted stock units	159	172	258	254
2025 Notes	—	—	—	12,911
Weighted average shares outstanding for diluted EPS	78,343	80,403	78,784	94,109
Basic EPS	$0.07	$0.12	$0.30	$0.49
Diluted EPS	$0.07	$0.12	$0.30	$0.47
Anti-dilutive securities excluded from diluted weighted average common shares	13,790	13,625	13,614	464

12. Subsequent Events
On July 20, 2023, the Company received a notice of non-renewal from Walmart Inc. (“Walmart”) of the Management & Services Agreement by and between NVI and Walmart, dated as of May 1, 2012 (as amended, supplemented or otherwise modified from time to time, the “Walmart MSA”). In accordance with the terms of the Walmart MSA and the notice, the agreement will terminate as of February 23, 2024, unless an alternate date is agreed by the parties (the “Termination Date”). In connection with the termination of the Walmart MSA, that certain Amended and Restated Supplier Agreement between NVI and Walmart, dated as of January 17, 2017 (the “Walmart Supplier Agreement”), and certain other related agreements will also terminate as of the Termination Date. The Walmart MSA includes provisions governing the transition period and post-termination obligations of the parties.
In connection with the termination of the Walmart MSA, the agreement between FirstSight Vision Services, Inc. (“FirstSight”), a wholly-owned subsidiary of the Company, and Walmart, which arranges for the provision by FirstSight of optometric services at optometric offices next to certain Walmart stores throughout California, will also terminate as of the Termination Date. Additionally, another wholly-owned subsidiary of the Company, Arlington Contacts Lens Service, Inc. (“AC Lens”), has delivered notices of non-renewal of the agreements it has with Walmart and its affiliate Sam’s Club regarding wholesale contact lenses distribution and related services, such that these agreements will terminate as of June 30, 2024, unless an earlier date is agreed by the parties.
In connection with the termination of the Walmart MSA, the Company expects to record noncash goodwill and intangible asset impairment charges of approximately $60 million and $10 million, respectively, in the third quarter of fiscal 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q (this “Form 10-Q”) and the audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2023 (the “2022 Annual Report on Form 10-K.”) This discussion contains forward-looking statements that reflect our plans, estimates and beliefs as of the date hereof and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” sections of this Form 10-Q and the 2022 Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Form 10-Q.
Overview
We are one of the largest optical retailers in the United States and a leader in the attractive value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best, regardless of their budget. We achieve this by providing eye exams, eyeglasses and contact lenses to value seeking and lower income consumers with an opening price point that strives to be among the lowest in the industry, enabled by our low-cost operating platform. We reach our customers through a diverse portfolio of 1,381 retail stores across five brands and 13 consumer websites as of July 1, 2023.

Brand and Segment Information
Refer to Part I. Item 1. Note 12. “Subsequent Events” for more information on the termination of our Walmart partnership.
Our operations consist of two reportable segments:
•Owned & Host - As of July 1, 2023, our owned brands consisted of 926 America’s Best Contacts and Eyeglasses retail stores and 143 Eyeglass World retail stores. Our Host brands consisted of 54 Vista Optical locations on select military bases and 29 Vista Optical locations within select Fred Meyer stores as of July 1, 2023. All brands utilize our centralized laboratories. This segment also includes sales from our America’s Best, Eyeglass World, and Military omni-channel websites.
•Legacy - We manage the operations of, and supply inventory and laboratory processing services to, 229 Vision Centers in Walmart retail locations as of July 1, 2023. During the six months ended July 1, 2023, sales associated with this arrangement represented 7.3% of consolidated net revenue. On July 20, 2023, we received a notice of non-renewal from Walmart on the Walmart MSA and, accordingly, the Walmart MSA will terminate on February 23, 2024.
Our consolidated results also include the following activity recorded in our Corporate/Other category:
•Our e-commerce platform of 9 dedicated websites managed by AC Lens. Our e-commerce business consists of five proprietary branded websites, including aclens.com, discountglasses.com and discountcontactlenses.com, and four third-party websites with established retailers, such as Walmart, Sam’s Club and Giant Eagle as well as mid-sized vision insurance providers.
•Wholesale contact lenses distribution to Walmart and Sam’s Club by AC Lens, which represented 6.8% of consolidated net revenue for the six months ended July 1, 2023. In connection with the termination of the Walmart MSA, AC Lens has delivered notices of non-renewal of the agreements it has with Walmart and Sam’s Club and those agreements are expected to terminate on June 30, 2024.
•Managed care business conducted by FirstSight, our wholly-owned subsidiary that is licensed as a single-service health plan under California law. In connection with the termination of the Walmart MSA, the agreement between FirstSight and Walmart, which arranges for the provision by FirstSight of optometric services at optometric offices next to certain Walmart stores throughout California, will also terminate on February 23, 2024.
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
Inflation
Rising inflation can result in increased costs and greater profitability pressure for us. We anticipate that pressures from increases to our raw materials prices could have an impact on our costs applicable to revenue in fiscal year 2023. Wage investments as a result of inflation and an increasingly competitive recruiting market for vision care professionals due to the pandemic and related effects have had, and may continue to have, an impact on our profitability. Targeted wage investments, including increases in compensation for optometrists and associates, as well as flexibility initiatives, impacted costs applicable to revenue and selling, general and administrative expenses in the first half of fiscal year 2023 and we anticipate that wage pressures in certain markets will continue in 2023. Wage investment pressure and increases in raw materials prices in fiscal year 2023 may not be able to be fully offset by leverage from revenue growth, productivity efficiency and, as appropriate, various pricing actions.
Vision care professional recruitment, coverage, and expanded offerings
Our ability to continue to attract and retain qualified vision care professionals may affect exam capacity. Our operations, like those of many of our competitors, depend on our ability to offer both eyewear and eye exams. We believe the impacts of the COVID-19 pandemic on vision care professional availability, including a competitive recruiting market and preferences for adjusted work schedules, and the demand for optometrists exceeding supply in certain areas during the first half of fiscal year 2023 have caused constraints in exam capacity which are continuing. Due to these factors the costs to employ or retain optometrists have increased and may increase further, potentially materially. We are continuing to strategically invest in recruitment and retention initiatives, including flexible adjusted work schedules, along with continuing our implementation of remote medicine technologies, which has expanded our offerings while also increasing costs. We anticipate continuing our investment in our remote medicine capabilities primarily in America’s Best stores in the near term, including enhancements in the efficiency of our remote medicine platform, which could lead to increased costs as we train our personnel to efficiently use these new technologies.
Comparable store sales growth
Our comparable store sales growth in the first half of fiscal year 2023 was aided by our participation in managed care programs. Such participation continues to represent an increasingly significant portion of our overall revenues as the challenging economic environment continues to impact our core non-managed care customer base business.
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
Walmart partnership termination
Our ability to successfully navigate the termination of our Walmart partnership, including the transition period, may significantly impact our business. The transition period, including Walmart’s solicitation period under the agreements to offer employment or similar arrangements to certain associates and optometrists from specified Vision Centers, presents numerous risks and may cause disruption to the business, including, without limitation, a reduction in sales, productivity and focus, and may make it harder to retain associates and optometrists, which in turn could adversely affect our financial condition and results of operations. Due to these factors, the costs to retain associates and optometrists during the transition period may increase, potentially materially. In addition, while we seek to reduce costs and replace lost business with new America’s Best or Eyeglass World stores and by other means, we may not be successful in our efforts, which could impact our revenues and profitability. Refer to Part II. Item 1A. “Risk Factors” in this Form 10-Q for more details.

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

	Three Months Ended		Six Months Ended
In thousands, except earnings per share, percentage and store data	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Revenue:
Net product sales	$432,925	$421,600	$897,686	$854,853
Net sales of services and plans	92,415	87,955	190,023	182,413
Total net revenue	525,340	509,555	1,087,709	1,037,266
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	167,514	163,361	340,616	327,580
Services and plans	80,325	71,206	161,275	143,024
Total costs applicable to revenue	247,839	234,567	501,891	470,604
Operating expenses:
Selling, general and administrative expenses	243,971	227,829	493,893	456,383
Depreciation and amortization	24,929	25,245	49,742	50,396
Asset impairment	893	3,509	1,280	3,915
Other expense (income), net	(17)	34	(134)	265
Total operating expenses	269,776	256,617	544,781	510,959
Income from operations	7,725	18,371	41,037	55,703
Interest expense (income), net	1,836	3,963	6,703	(181)
Earnings before income taxes	5,889	14,408	34,334	55,884
Income tax provision	275	4,674	10,450	16,003
Net income	$5,614	$9,734	$23,884	$39,881

Supplemental operating data:
Number of stores open at end of period	1,381	1,314	1,381	1,314
New stores opened during the period	24	22	32	39
Adjusted Operating Income	$16,448	$27,780	$56,321	$73,084
Diluted EPS	$0.07	$0.12	$0.30	$0.47
Adjusted Diluted EPS	$0.17	$0.21	$0.51	$0.53
Adjusted EBITDA	$39,505	$51,153	$102,319	$119,736

Percentage of net revenue:
Total costs applicable to revenue	47.2%	46.0%	46.1%	45.4%
Selling, general and administrative expenses	46.4%	44.7%	45.4%	44.0%
Total operating expenses	51.4%	50.4%	50.1%	49.3%
Income from operations	1.5%	3.6%	3.8%	5.4%
Net income	1.1%	1.9%	2.2%	3.8%
Adjusted Operating Income	3.1%	5.5%	5.2%	7.0%
Adjusted EBITDA	7.5%	10.0%	9.4%	11.5%

Three Months Ended July 1, 2023 compared to Three Months Ended July 2, 2022
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for the three months ended July 1, 2023 compared to the three months ended July 2, 2022.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Three Months Ended July 1, 2023	Three Months Ended July 2, 2022	July 1, 2023	July 2, 2022	Three Months Ended July 1, 2023		Three Months Ended July 2, 2022
Owned & Host segment
America’s Best	1.8%	(13.0)%	926	872	$354,592	67.5%	$336,366	66.0%
Eyeglass World	(2.8)%	(9.1)%	143	129	55,730	10.6%	54,228	10.6%
Military	(0.1)%	(6.1)%	54	54	5,632	1.1%	5,640	1.1%
Fred Meyer	(4.2)%	(9.8)%	29	29	2,800	0.5%	2,924	0.6%
Owned & Host segment total			1,152	1,084	$418,754	79.7%	$399,158	78.3%
Legacy segment	0.5%	(12.9)%	229	230	38,465	7.3%	37,837	7.4%
Corporate/Other	—%	—%	—	—	63,314	12.1%	61,885	12.1%
Reconciliations	—%	—%	—	—	4,807	0.9%	10,675	2.1%
Total	(0.1)%	(11.0)%	1,381	1,314	$525,340	100.0%	$509,555	100.0%
Adjusted Comparable Store Sales Growth(3)	1.0%	(12.4)%
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
(3)There are two differences between total comparable store sales growth based on consolidated net revenue and Adjusted Comparable Store Sales Growth: (i) Adjusted Comparable Store Sales Growth includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in an increase of 1.2% and a decrease of 1.2% from total comparable store sales growth based on consolidated net revenue for the three months ended July 1, 2023 and July 2, 2022, respectively and (ii) Adjusted Comparable Store Sales Growth includes retail sales to the Legacy partner’s customers (rather than the revenues recognized consistent with the management & services agreement with the Legacy partner), resulting in a decrease of 0.1% and a decrease of 0.2% from total comparable store sales growth based on consolidated net revenue for the three months ended July 1, 2023 and July 2, 2022, respectively.
Total net revenue of $525.3 million for the three months ended July 1, 2023 increased $15.8 million, or 3.1%, from $509.6 million for the three months ended July 2, 2022. The increase was driven primarily by growth from new store sales and Adjusted Comparable Store Sales Growth, partially offset by effects of deferred and unearned revenue.
Comparable store sales growth and Adjusted Comparable Store Sales Growth for the three months ended July 1, 2023 were (0.1)% and 1.0%, respectively, both reflecting higher average ticket and an increase in customer transactions. Comparable store sales growth was negatively impacted by effects of deferred and unearned revenue.
In the three months ended July 1, 2023, we opened 21 America’s Best stores and three Eyeglass World stores and closed one America’s Best store. Overall, store count grew 5.1% from July 2, 2022 to July 1, 2023 (53 and 14 net new America’s Best and Eyeglass World stores were added, respectively, and one Legacy store was closed).
Net product sales comprised 82.4% and 82.7% of total net revenue for the three months ended July 1, 2023 and July 2, 2022, respectively. Net product sales increased $11.3 million, or 2.7%, in the three months ended July 1, 2023 compared to the three months ended July 2, 2022, driven primarily by a $7.6 million, or 2.6% increase in eyeglass sales, a $2.8 million, or 2.9%, increase in contact lens sales and a $1.0 million, or 2.9%, increase in wholesale fulfillment.

Net sales of services and plans increased $4.5 million, or 5.1%, driven primarily by a $6.2 million, or 13.2% increase in eye exams, partially offset by a $1.1 million, or 12.0% decrease in management fees from our Legacy partner.
Owned & Host segment net revenue. Net revenue increased $19.6 million, or 4.9%, driven primarily by new store openings and comparable store sales growth.
Legacy segment net revenue. Net revenue increased $0.6 million, or 1.7%, driven by positive comparable store sales growth.
Corporate/Other segment net revenue. Net revenue increased $1.4 million, or 2.3%, driven primarily by increases in wholesale fulfillment.
Net revenue reconciliations. The impact of reconciliations negatively impacted net revenue by $5.9 million in the three months ended July 1, 2023. Net revenue was negatively impacted by $4.8 million due to the timing of unearned revenue during the three months ended July 1, 2023. Net revenue was negatively impacted by $1.1 million, primarily due to lower recognition of product protection plan revenue and higher sales of club memberships in the three months ended July 1, 2023 compared to the three months ended July 2, 2022.
Costs applicable to revenue
Costs applicable to revenue of $247.8 million for the three months ended July 1, 2023 increased $13.3 million, or 5.7%, from $234.6 million for the three months ended July 2, 2022. As a percentage of net revenue, costs applicable to revenue increased from 46.0% for the three months ended July 2, 2022 to 47.2% for the three months ended July 1, 2023. This increase as a percentage of net revenue was primarily driven by growth in optometrist-related costs of 140 basis points, partially offset by a 90 basis point effect from higher exam revenue. Costs applicable to revenue as a percentage of net revenue increased by 50 basis points due to reduction in other components of service revenues, including product protection plan revenue, as well as other product mix and margin effects.
Costs of products as a percentage of net product sales was 38.7% for the three months ended July 1, 2023 and 38.7% for the three months ended July 2, 2022.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales increased from 29.2% for the three months ended July 2, 2022 to 29.3% for the three months ended July 1, 2023.
Legacy segment costs of products. Costs of products as a percentage of net product sales decreased from 47.3% for the three months ended July 2, 2022 to 47.2% for the three months ended July 1, 2023.
Costs of services and plans as a percentage of net sales of services and plans increased from 81.0% for the three months ended July 2, 2022 to 86.9% for the three months ended July 1, 2023. The increase was primarily driven by higher growth in optometrist-related costs, lower product protection plan revenues and lower management fees from our Legacy partner, partially offset by higher exam revenue.
Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 89.3% for the three months ended July 2, 2022 to 93.1% for the three months ended July 1, 2023. The increase was primarily driven by growth in optometrist-related costs that was partially offset by higher exam revenue.
Legacy segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 43.5% for the three months ended July 2, 2022 to 49.6% for the three months ended July 1, 2023. The increase was primarily driven by growth in optometrist-related costs and lower management fees from our Legacy partner.
Selling, general and administrative
SG&A of $244.0 million for the three months ended July 1, 2023 increased $16.1 million, or 7.1%, from the three months ended July 2, 2022. As a percentage of net revenue, SG&A increased from 44.7% for the three months ended July 2, 2022 to 46.4% for the three months ended July 1, 2023. The increase in SG&A as a percentage of net revenue was primarily driven by higher payroll of 70 basis points, performance-based incentive compensation of 60 basis points, occupancy expense of 40 basis points, and stock-based compensation of 30 basis points, partially offset by a 30-basis point decrease in other expenses.
Owned & Host SG&A. SG&A as a percentage of net revenue increased from 39.1% for the three months ended July 2, 2022 to 39.6% for the three months ended July 1, 2023, driven primarily by higher payroll and occupancy expense, partially offset by lower advertising expense.
Legacy segment SG&A. SG&A as a percentage of net revenue decreased from 39.0% for the three months ended July 2, 2022 to 37.7% for the three months ended July 1, 2023, driven primarily by lower payroll.

Depreciation and amortization
Depreciation and amortization expense of $24.9 million for the three months ended July 1, 2023 decreased $0.3 million, or 1.3%, from $25.2 million for the three months ended July 2, 2022 primarily driven by a shift to cloud-based software investments that are amortized in SG&A, partially offset by investments in remote medicine technology and new store openings.
Asset Impairment
We recognized $0.9 million primarily for impairment of tangible long-lived assets and ROU assets associated with our retail stores during the three months ended July 1, 2023, compared to $3.5 million impairment recognized during the three months ended July 2, 2022. The store asset impairment charge is primarily related to our Owned & Host segment and is driven by lower than projected customer sales volume in certain stores, and other entity-specific assumptions. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and the likelihood that these scenarios would be ultimately realized; and the remaining useful lives of the assets. Asset impairment expenses were recognized in Corporate/Other.
Interest expense (income), net
Interest expense (income), net, was $1.8 million for the three months ended July 1, 2023, compared to $4.0 million for the three months ended July 2, 2022. The change was primarily a result of income on cash balances of $2.0 million and higher derivative income of $1.9 million that were partially offset by higher Term A Loans expense of $1.6 million.
Income tax provision
Our effective tax rates for the three months ended July 1, 2023 and July 2, 2022 were 4.7% and 32.4%, respectively. The change in effective tax rates reflects our statutory federal and state rates of 25.4% and 25.5%, respectively, tax impacts of employee-related federal tax credits and tax impacts of non-deductible compensation expenses and other permanent items.
Six Months Ended July 1, 2023 compared to Six Months Ended July 2, 2022
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for the six months ended July 1, 2023 compared to the six months ended July 2, 2022.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Six Months Ended July 1, 2023	Six Months Ended July 2, 2022	July 1, 2023	July 2, 2022	Six Months Ended July 1, 2023		Six Months Ended July 2, 2022
Owned & Host segment
America’s Best	1.8%	(10.1)%	926	872	$746,390	68.6%	$706,404	68.1%
Eyeglass World	(2.0)%	(7.6)%	143	129	116,846	10.7%	113,002	10.9%
Military	1.6%	(5.1)%	54	54	11,803	1.1%	11,625	1.1%
Fred Meyer	(6.9)%	(4.3)%	29	29	5,621	0.5%	6,046	0.6%
Owned & Host segment total			1,152	1,084	$880,660	81.0%	$837,077	80.7%
Legacy segment	(1.5)%	(8.6)%	229	230	79,740	7.3%	79,995	7.7%
Corporate/Other	—	—	—	—	128,179	11.8%	123,582	11.9%
Reconciliations	—	—	—	—	(870)	(0.1)%	(3,388)	(0.3)%
Total	1.5%	(8.0)%	1,381	1,314	$1,087,709	100.0%	$1,037,266	100.0%
Adjusted Comparable Store Sales Growth(3)	0.9%	(9.6)%
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
(3)There are two differences between total comparable store sales growth based on consolidated net revenue and Adjusted Comparable Store Sales Growth: (i) Adjusted Comparable Store Sales Growth includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in a decrease of 0.4% and a decrease of 1.4% from total comparable store sales growth based on consolidated net revenue for the six months ended July 1, 2023 and July 2, 2022, respectively, and (ii) Adjusted Comparable Store Sales Growth includes retail sales to the Legacy partner’s customers (rather than the revenues recognized consistent with the management & services agreement with the Legacy partner), resulting in a decrease of 0.2% and a decrease of 0.2% from total comparable store sales growth based on consolidated net revenue for the six months ended July 1, 2023 and July 2, 2022, respectively.
Total net revenue of $1,087.7 million for the six months ended July 1, 2023 increased $50.4 million, or 4.9%, from $1,037.3 million for the six months ended July 2, 2022. The increase was driven by approximately 70% growth from new store sales, 15% by Adjusted Comparable Store Sales Growth, 10% by our AC Lens business and 5% by effects of deferred and unearned revenue.
Comparable store sales growth and Adjusted Comparable Store Sales Growth for the six months ended July 1, 2023 were 1.5% and 0.9%, respectively, primarily due to higher average ticket and an increase in customer transactions.
In the six months ended July 1, 2023, we opened 25 new America’s Best stores and seven Eyeglass World stores, and closed five America’s Best stores and one Legacy store as a result of our Legacy partner’s decision to cease its overall operations at the location. Overall, store count grew 5.1% from July 2, 2022 to July 1, 2023 (53 and 14 net new America’s Best and Eyeglass World stores were added, respectively, and one Legacy store was closed).
Net product sales comprised 82.5% and 82.4% of total net revenue for the six months ended July 1, 2023 and July 2, 2022, respectively. Net product sales increased $42.8 million, or 5.0%, in the six months ended July 1, 2023 compared to the six months ended July 2, 2022, primarily due to a $32.7 million, or 5.6%, increase in eyeglass sales and a $7.0 million, or 3.6%, increase in contact lens sales and a $3.1 million, or 4.3%, increase in wholesale fulfillment.
Net sales of services and plans for the six months ended July 1, 2023 increased $7.6 million, or 4.2%, compared to the six months ended July 2, 2022, driven primarily by higher exam revenues of $12.5 million, or 12.7% increase, which was partially offset by a $3.0 million, or 7.6% decrease in product protection plan revenues and a $2.7 million, or 14.2%, decrease in management fees from our Legacy partner.
Owned & Host segment net revenue. Net revenue increased $43.6 million, or 5.2%, driven primarily by new store openings and comparable store sales growth.
Legacy segment net revenue. Net revenue decreased $0.3 million, or 0.3%, driven by negative comparable store sales growth.
Corporate/Other segment net revenue. Net revenue increased $4.6 million, or 3.7%, driven primarily by increases in wholesale fulfillment.
Net revenue reconciliations. The impact of reconciliations positively impacted net revenue by $2.5 million in the six months ended July 1, 2023 compared to the six months ended July 2, 2022. Net revenue was positively impacted by $5.9 million due to the timing of unearned revenue. Net revenue was negatively impacted by $3.4 million primarily due to lower recognition of product protection plan revenue and higher sales of club memberships and product protection plans in the six months ended July 1, 2023 compared to the six months ended July 2, 2022.
Costs applicable to revenue
Costs applicable to revenue of $501.9 million for the six months ended July 1, 2023 increased $31.3 million, or 6.6%, from $470.6 million for the six months ended July 2, 2022. As a percentage of net revenue, costs applicable to revenue increased from 45.4% for the six months ended July 2, 2022 to 46.1% for the six months ended July 1, 2023. This increase as a percentage of net revenue was primarily driven by higher growth in optometrist-related costs of 110 basis points, partially offset by a 70 basis point effect from higher exam revenue and a 40 basis point effect from increased eyeglass mix and higher eyeglass margin. Costs applicable to revenue as a percentage of net revenue increased by 70 basis points due to reduction in other components of service revenue, including product protection plan revenue.
Costs of products as a percentage of net product sales decreased from 38.3% for the six months ended July 2, 2022 to 37.9% for the six months ended July 1, 2023, primarily driven by increased eyeglass mix and higher eyeglass margin.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales was 28.7% for the six months ended July 1, 2023 and 28.7% for the six months ended July 2, 2022.
Legacy segment costs of products. Costs of products as a percentage of net product sales decreased from 47.0% for the six months ended July 2, 2022 to 45.9% for the six months ended July 1, 2023. The decrease was primarily driven by a higher mix of managed care customer transactions versus non-managed care customer transactions. Legacy segment managed care net product revenue is recorded in net product sales while revenue associated with servicing non-managed care customers is recorded in net sales of services and plans. Eyeglass and contact lens product costs for both managed care and non-managed care net revenue are recorded in costs of products. Increases in managed care mix decrease costs of products as a percentage of net product sales and have a corresponding negative impact on costs of services as a percentage of net sales of services and plans in our Legacy segment.
Costs of services and plans as a percentage of net sales of services and plans increased from 78.4% for the six months ended July 2, 2022 to 84.9% for the six months ended July 1, 2023. The increase was primarily driven by growth in optometrist-related costs, lower product protection plan revenues and lower management fees from our Legacy partner, partially offset by higher exam revenue.
Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 85.5% for the six months ended July 2, 2022 to 89.5% for the six months ended July 1, 2023. The increase was primarily driven by growth in optometrist-related costs, partially offset by higher exam revenue.
Legacy segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 43.1% for the six months ended July 2, 2022 to 47.5% for the six months ended July 1, 2023. The increase was primarily driven by lower management fees from our Legacy partner.
Selling, general and administrative
SG&A of $493.9 million for the six months ended July 1, 2023 increased $37.5 million, or 8.2%, from the six months ended July 2, 2022. As a percentage of net revenue, SG&A increased from 44.0% for the six months ended July 2, 2022 to 45.4% for the six months ended July 1, 2023. The increase in SG&A as a percentage of net revenue was primarily driven by higher performance-based incentive compensation of 90 basis points, payroll of 70 basis points, and stock-based compensation of 20 basis points, partially offset by lower advertising expense of 30 basis points.
Owned & Host SG&A. SG&A as a percentage of net revenue increased from 37.5% for the six months ended July 2, 2022 to 37.9% for the six months ended July 1, 2023, driven primarily by higher payroll and occupancy expense, partially offset by lower advertising expense.
Legacy segment SG&A. SG&A as a percentage of net revenue was 37.3% for the six months ended July 2, 2022 as compared to 36.7% for the six months ended July 1, 2023, driven primarily by lower payroll.
Depreciation and amortization
Depreciation and amortization expense of $49.7 million for the six months ended July 1, 2023 decreased $0.7 million, or 1.3%, from $50.4 million for the six months ended July 2, 2022 primarily driven by a shift to cloud-based software investments that are amortized in SG&A, partially offset by investments in remote medicine technology and new store openings.
Asset impairment
We recognized $1.3 million primarily for impairment of tangible long-lived assets and ROU assets associated with our retail stores during the six months ended July 1, 2023 compared to $3.9 million recognized during the six months ended July 2, 2022. The store asset impairment charge is primarily related to our Owned & Host segment and is driven by lower than projected customer sales volume in certain stores, and other entity-specific assumptions. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and the likelihood that these scenarios would be ultimately realized; and the remaining useful lives of the assets. Asset impairment expenses were recognized in Corporate/Other.
Interest expense (income), net
Interest expense (income), net was $6.7 million for the six months ended July 1, 2023, compared to $(0.2) million for the six months ended July 2, 2022. The change was primarily a result of lower derivative income of $7.6 million and higher Term A Loans expense of $3.3 million, partially offset by income on cash balances of $4.1 million.
Income tax provision
Our effective tax rates for the six months ended July 1, 2023 and July 2, 2022 were 30.4% and 28.6%, respectively. The change in effective tax rates reflects our statutory federal and state rates of 25.4% and 25.5%, respectively, tax impacts of employee-related federal tax credits and tax impacts of non-deductible compensation expenses and other permanent items.

Non-GAAP Financial Measures
Adjusted Operating Income, Adjusted Operating Margin, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Diluted EPS.
We define Adjusted Operating Income as net income, plus interest expense (income), net and income tax provision (benefit), further adjusted to exclude stock-based compensation expense, loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, amortization of acquisition intangibles and certain other expenses. We define Adjusted Operating Margin as Adjusted Operating Income as a percentage of net revenue. We define EBITDA as net income, plus interest expense (income), net, income tax provision (benefit) and depreciation and amortization. We define Adjusted EBITDA as net income, plus interest expense (income), net, income tax provision (benefit) and depreciation and amortization, further adjusted to exclude stock-based compensation expense, loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, and certain other expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of net revenue. We define Adjusted Diluted EPS as diluted earnings per share, adjusted for the per share impact of stock-based compensation expense, loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, amortization of acquisition intangibles, amortization of debt discounts and deferred financing costs of our term loan borrowings, amortization of the conversion feature and deferred financing costs related to our 2025 Notes when not required under U.S. GAAP to be added back for diluted earnings per share, losses (gains) on change in fair value of derivatives, certain other expenses, and tax expense (benefit) from stock-based compensation, less the tax effect of these adjustments.
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
The following table reconciles our Adjusted Operating Income, Adjusted Operating Margin, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin to net income; and Adjusted Diluted EPS to diluted EPS for the periods presented:

	Three Months Ended				Six Months Ended
In thousands	July 1, 2023		July 2, 2022		July 1, 2023		July 2, 2022
Net income	$5,614	1.1%	$9,734	1.9%	$23,884	2.2%	$39,881	3.8%
Interest expense (income), net	1,836	0.3%	3,963	0.8%	6,703	0.6%	(181)	0.0%
Income tax provision	275	0.1%	4,674	0.9%	10,450	1.0%	16,003	1.5%
Stock-based compensation expense (a)	5,473	1.0%	3,638	0.7%	9,788	0.9%	7,372	0.7%
Asset impairment (b)	893	0.2%	3,509	0.7%	1,280	0.1%	3,915	0.4%
Amortization of acquisition intangibles (c)	1,872	0.4%	1,872	0.4%	3,744	0.3%	3,744	0.4%
Other (f)	485	0.1%	390	0.1%	472	0.0%	2,350	0.2%
Adjusted Operating Income / Adjusted Operating Margin	$16,448	3.1%	$27,780	5.5%	$56,321	5.2%	$73,084	7.0%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding. Some of the percentage totals in the table above do not foot due to rounding differences.

	Three Months Ended				Six Months Ended
In thousands	July 1, 2023		July 2, 2022		July 1, 2023		July 2, 2022
Net income	$5,614	1.1%	$9,734	1.9%	$23,884	2.2%	$39,881	3.8%
Interest expense (income), net	1,836	0.3%	3,963	0.8%	6,703	0.6%	(181)	0.0%
Income tax provision	275	0.1%	4,674	0.9%	10,450	1.0%	16,003	1.5%
Depreciation and amortization	24,929	4.7%	25,245	5.0%	49,742	4.6%	50,396	4.9%
EBITDA	32,654	6.2%	43,616	8.6%	90,779	8.3%	106,099	10.2%

Stock-based compensation expense (a)	5,473	1.0%	3,638	0.7%	9,788	0.9%	7,372	0.7%
Asset impairment (b)	893	0.2%	3,509	0.7%	1,280	0.1%	3,915	0.4%
Other (f)	485	0.1%	390	0.1%	472	0.0%	2,350	0.2%
Adjusted EBITDA / Adjusted EBITDA Margin	$39,505	7.5%	$51,153	10.0%	$102,319	9.4%	$119,736	11.5%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding. Some of the percentage totals in the table above do not foot due to rounding differences.

	Three Months Ended		Six Months Ended
In thousands, except per share amounts	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Diluted EPS	$0.07	$0.12	$0.30	$0.47
Stock-based compensation expense (a)	0.07	0.05	0.12	0.08
Asset impairment (b)	0.01	0.04	0.02	0.04
Amortization of acquisition intangibles (c)	0.02	0.02	0.05	0.04
Amortization of debt discount and deferred financing costs (d)	0.01	0.01	0.02	0.01
Losses (gains) on change in fair value of derivatives (e)	0.00	(0.01)	0.04	(0.11)
Other (i)	0.01	0.00	0.01	0.02
Tax expense (benefit) from stock-based compensation (g)	0.00	0.00	0.01	0.00
Tax effect of total adjustments (h)	(0.03)	(0.03)	(0.07)	(0.02)
Adjusted Diluted EPS	$0.17	$0.21	$0.51	$0.53

Weighted average diluted shares outstanding	78,343	80,403	78,784	94,109
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
(i)Reflects other expenses in (f) above, including debt issuance costs of $0.2 million for the three and six months ended July 1, 2023.
Liquidity and Capital Resources
Our primary cash needs are for inventory, payroll, store rent, advertising, capital expenditures associated with new stores and updating existing stores, as well as information and remote medicine technology and infrastructure, including our corporate office, distribution centers, and laboratories. When appropriate, the Company may utilize excess liquidity towards debt service requirements, including voluntary debt prepayments, or required interest and principal payments, if any, as well as repurchases of common stock, based on excess cash flows. The most significant components of our operating assets and liabilities are inventories, accounts receivable, prepaid expenses and other assets, accounts payable, deferred and unearned revenue and other payables and accrued expenses. We exercise prudence in our use of cash and closely monitor various items related to cash flow including, but not limited to, cash receipts, cash disbursements, payment terms and alternative sources of funding. We continue to be focused on these items in addition to other key measures we use to determine how our consolidated business and operating segments are performing. We believe that cash on hand, cash expected to be generated from operations and the availability of borrowings under our Revolving Loans will be sufficient to fund our working capital requirements, liquidity obligations, anticipated capital expenditures, and payments due under our existing debt for the next 12 months and thereafter for the foreseeable future. Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the refinancing or issuance of debt, issuance of equity or other securities, the proceeds of which could provide additional liquidity for our operations, as well as modifications to our Term A Loans where possible. We recently refinanced our Term A Loans and Revolving Loans, extending their maturity to 2028. Refer to Part I. Item 1. Note 4. “Long-term Debt” for more information. Our ability to maintain sufficient liquidity may be affected by numerous factors, many of which are outside of our control. We primarily fund our working capital needs using cash provided by operations. Our working capital requirements for inventory will increase as we continue to open additional stores.

As of July 1, 2023, we had $254.6 million in cash and cash equivalents and $293.6 million of availability under our Revolving Loans, which includes $6.4 million in outstanding letters of credit.
As of July 1, 2023, we had $150.0 million of Term A Loans outstanding under our credit agreement. We were in compliance with all covenants related to our long-term debt as of July 1, 2023.
The following table summarizes cash flows provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended
In thousands	July 1, 2023	July 2, 2022
Cash flows provided by (used for):
Operating activities	$112,216	$88,031
Investing activities	(54,785)	(55,694)
Financing activities	(32,071)	(83,608)
Net change in cash, cash equivalents and restricted cash	$25,360	$(51,271)
Net Cash Provided by Operating Activities
Cash flows provided by operating activities increased $24.2 million from $88.0 million during the six months ended July 2, 2022 to $112.2 million for the six months ended July 1, 2023. Changes in net working capital and other assets and liabilities contributed $34.5 million of cash and were partially offset by lower net income of $16.0 million and an increase in non-cash adjustments of $5.7 million compared to the six months ended July 2, 2022.
Increases in other liabilities during the six months ended July 1, 2023 contributed $25.8 million in year-over-year cash primarily due to increases in compensation-related accruals. Decreases in accounts receivable contributed $9.2 million in year-over-year cash primarily due to an increase in the CARES Act receivable during the six months ended July 2, 2022 that did not recur during the six months ended July 1, 2023. Decreases of inventory contributed $7.5 million in year-over-year cash primarily due to timing of purchases. These were partially offset by decreases in accounts payable that used $6.8 million in year-over-year cash, primarily as a result of timing of payments.
Net Cash Used for Investing Activities
Net cash used for investing activities decreased by $0.9 million, to $54.8 million, during the six months ended July 1, 2023 from $55.7 million during the six months ended July 2, 2022. The year-over-year decrease was primarily due to lower information technology infrastructure and remote medicine investments, partially offset by investments in labs and distribution centers. Refer to Part I. Item 1. Note 1. “Description of Business and Basis of Presentation” for more information on the investment.
Net Cash Used For Financing Activities
Net cash used for financing activities was $32.1 million during the six months ended July 1, 2023 as compared to $83.6 million during the six months ended July 2, 2022. The $51.5 million year-over-year decrease in cash used for financing activities was primarily due to decreased purchases of treasury stock of $56.0 million offset by payments of debt issuance costs of $2.9 million during the six months ended July 1, 2023.
Share Repurchase Authority
During the six months ended July 1, 2023 and July 2, 2022, the Company repurchased 1.1 million shares of its common stock for $25.0 million, and 2.7 million shares of its common stock for $80.0 million, respectively, under the share repurchase program. As of July 1, 2023, $25.0 million remains available under the share repurchase authorization.
Material Cash Requirements
There were no material changes outside the ordinary course of business in our material cash requirements and commercial commitments from those reported in the 2022 Annual Report on Form 10-K. The refinancing of our Term A Loans and Revolving Loans changed the timing of the repayment of our Term A Loans from what was presented in the 2022 Annual Report on Form 10-K. Refer to Part I. Item 1. Note 4. “Long-term Debt” on this Form 10-Q for the new payment schedule.
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
In connection with the termination of the Walmart MSA, the Company expects to record noncash goodwill and intangible asset impairment charges of approximately $60 million and $10 million, respectively, in the third quarter of fiscal 2023.
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
As of July 1, 2023, $150.0 million of Term A Loans borrowings were subject to variable interest rates, with a weighted average borrowing rate of 3.6%. An increase to market rates of 1.0% as of July 1, 2023 would not result in a material increase to interest expense. Assuming a decrease to market rates of 1.0% as of July 1, 2023, the resulting increase to interest expense related to the interest rate derivative would be approximately $3 million. For more information about quantitative and qualitative disclosures about market risk, please see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in Part II. of the 2022 Annual Report on Form 10-K.

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
In accordance with Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 1, 2023. Based on that evaluation, the CEO and the CFO have concluded that the Company’s current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic filings with the SEC is made known to them in a timely manner.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The termination of our partnership with Walmart, including the transition period, will have a significant impact on our business, revenues, profitability and cash flows, which impact could be material.

Following receipt of notice of non-renewal by Walmart on July 20, 2023, our partnership with Walmart, which includes supplying and operating Vision Centers in select Walmart stores and arranging for the provision of optometric services at certain Walmart locations in California, is ending effective February 23, 2024 unless an alternate date is agreed by the parties. Additionally, the agreements governing our provision of contact lens distribution and related services to Walmart and Sam’s Club are terminating effective June 30, 2024 unless an earlier date is agreed by the parties. The termination of the Walmart partnership will result in a reduction of our revenues, profitability and cash flows, and therefore will adversely affect our business, financial condition and results of operations, which could be material. In addition, in connection with the termination of these agreements, we expect to record noncash goodwill and intangible asset impairment charges of approximately $60 million and $10 million, respectively, in the third quarter of fiscal 2023, which would adversely impact our profitability during this period.

Certain of the agreements include pre-termination transition and post-termination obligations of the parties, including a solicitation period for Walmart to offer employment or similar arrangements to certain associates and optometrists from specified Vision Centers. The transition period presents numerous risks and may cause disruption to these businesses, including, without limitation, a potential reduction in sales, productivity and focus, and may make it harder to retain associates and optometrists, which in turn could adversely affect our financial condition and results of operations. The termination of the Walmart partnership could negatively impact other parts of our business, including, without limitation, impairing our ability to attract and retain management, associates and optometrists, to compete for managed vision care contracts, to obtain favorable terms from vendors and to generate cash to fund our business. While we may seek to reduce costs and replace any lost business with new America’s Best or Eyeglass World stores and by other means, we may not be successful in our efforts. In addition, the termination of the Walmart partnership has adversely affected, and may continue to adversely affect, the market price of our common stock, regardless of our actual operating performance during the transition period and thereafter.

For additional risks associated with the termination of the Walmart partnership, see the following risk factors included in our 2022 Form 10-K: “If we fail to retain our existing senior management team or attract qualified new personnel, such failure could have a material adverse effect on our business, financial condition and results of operations,” “The optical retail industry is highly competitive, and if we do not compete successfully, our business may be adversely impacted,” “Failure to recruit and retain vision care professionals could adversely affect our business, financial condition and results of operations,” and “If we fail to open and operate new stores in a timely and cost-effective manner or fail to successfully enter new markets, our financial performance could be materially and adversely affected.”

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Rule 10b5-1 Trading Plans
On June 2, 2023, L. Reade Fahs, the Company’s Chief Executive Officer, entered into a Rule 10b5-1 trading arrangement (the “Fahs 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Fahs 10b5-1 Sales Plan provides for the potential sale of up to an aggregate of 250,000 shares of the Company’s common stock until the earlier of (1) May 31, 2024 and (2) the date on which all such shares have been sold under the Fahs 10b5-1 Sales Plan.

Item 6. Exhibits.
Exhibit Index

Exhibit No.	Exhibit Description
3.1	Third Amended and Restated Certificate of Incorporation of National Vision Holdings, Inc. - incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 10, 2021.
3.2	Third Amended and Restated Bylaws of National Vision Holdings, Inc. - incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 10, 2021.
10.1	Second Joinder and Restatement Agreement, dated as of June 13, 2023, including as Exhibit A thereto, to the Second Amended and Restated Credit Agreement, by and among Nautilus Acquisition Holdings, Inc., National Vision, Inc., certain subsidiaries of National Vision, Inc., as guarantors, Bank of America, N.A., as Administrative Agent and the Collateral Agent, and the lenders from time to time party thereto -incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2023.
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the Company’s Quarterly report on Form 10-Q for the quarter ended July 1, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Vision Holdings, Inc.

Dated: August 10, 2023	By:	/s/ L. Reade Fahs
Chief Executive Officer
(Principal Executive Officer)

Dated: August 10, 2023	By:	/s/ Melissa Rasmussen
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)