Form 10-Q
period 2023-09-30
National Vision Holdings, Inc.
filed 2023-11-09
CIK 1710155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2023
Common stock, $0.01 par value	78,245,619

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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth in Part II, Item 1A - “Risk Factors” in this Form 10-Q and Part I, Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”), as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov, and also include, but are not limited to, market volatility and an overall decline in the health of the economy and other factors impacting consumer spending, including inflation and uncertainty in financial markets (including as a result of recent events affecting financial institutions); our ability to recruit and retain vision care professionals for our stores and remote medicine offerings in general and in light of the pandemic; our ability to compete successfully; our ability to successfully open new stores and enter new markets; our ability to expand our remote medicine offerings and electronic health records capabilities; our ability to maintain the performance of our Host and Legacy brands and our current operating relationships with our Host and Legacy partners; our ability to successfully navigate the termination of our Walmart partnership, including the transition period; our ability to maintain sufficient levels of cash flow from our operations to execute or sustain our growth strategy or obtain additional financing at satisfactory terms or at all; the impact of wage rate increases, inflation, cost increases and increases in raw material prices and energy prices; our growth strategy straining our existing resources and causing the performance of our existing stores to suffer; the COVID-19 pandemic and future resurgences, and related impacts including federal, state, and local governmental actions in response thereto; customer behavior in response to the pandemic, including the impact of such behavior on in-store traffic and sales; our ability to successfully and efficiently implement our marketing, advertising and promotional efforts; risks associated with leasing substantial amounts of space, including future increases in occupancy costs; the impact of certain technological advances, and the greater availability of, or increased consumer preferences for, vision correction alternatives to prescription eyeglasses or contact lenses, and future drug development for the correction of vision-related problems; our ability to retain our existing senior management team and attract qualified new personnel; our ability to manage our inventory; seasonal fluctuations in our operating results and inventory levels; risks associated with our e-commerce and omni-channel business; the loss of, or disruption in the operations of, one or more of our distribution centers and/or optical laboratories, resulting in the inability to fulfill customer orders and deliver our products in a timely manner; risk of losses arising from our investments in technological innovators in the optical retail industry including artificial intelligence; risks associated with environmental, social and governance issues, including climate change; risks associated with vendors from whom our products are sourced, including our dependence on a limited number of suppliers; our ability to develop, maintain and extend relationships with managed vision care companies, vision insurance providers and other third-party payors; our ability to effectively operate our information technology systems and prevent interruption or security breach; our reliance on third-party coverage and reimbursement, including government programs, for an increasing portion of our revenues; our ability to adhere to extensive state, local and federal vision care and healthcare laws and regulations; our compliance with managed vision care laws and regulations; our ability to adhere to changing state, local and federal privacy, data security and data protection laws and regulations; product liability, product recall or personal injury issues; our failure to comply with, or changes in, laws, regulations, enforcement activities and other requirements; the impact of any adverse litigation judgments or settlements resulting from legal proceedings relating to our business operations; our ability to adequately protect our intellectual property; our significant amount of indebtedness and our ability to generate sufficient cash flow to satisfy our debt obligations; a change in interest rates as well as changes in benchmark rates and uncertainty related to the foregoing; restrictions in our credit agreement that limits our flexibility in operating our business; potential dilution to existing stockholders upon the conversion of our convertible notes; and risks related to owning our common stock (including the timing, manner and volume of repurchases of common stock pursuant to our share repurchase program), including our ability to comply with requirements to design and implement and maintain effective internal controls.
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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
In Thousands, Except Par Value
(Unaudited)

	As of September 30, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$265,815	$229,425
Accounts receivable, net	76,640	79,892
Inventories	120,583	123,158
Prepaid expenses and other current assets	37,024	41,361
Total current assets	500,062	473,836

Noncurrent assets:
Property and equipment, net	358,010	359,775
Goodwill	717,544	777,613
Trademarks and trade names	240,547	240,547
Other intangible assets, net	20,814	34,669
Right of use assets	402,788	382,825
Other assets	26,669	21,981
Total noncurrent assets	1,766,372	1,817,410
Total assets	$2,266,434	$2,291,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,882	$65,276
Other payables and accrued expenses	113,378	94,225
Unearned revenue	40,082	41,239
Deferred revenue	64,061	62,201
Current maturities of long-term debt and finance lease obligations	10,636	4,137
Current operating lease obligations	82,489	77,186
Total current liabilities	373,528	344,264

Noncurrent liabilities:
Long-term debt and finance lease obligations, less current portion and debt discount	552,191	563,388
Noncurrent operating lease obligations	374,810	358,110
Deferred revenue	22,116	21,601
Other liabilities	9,786	8,900
Deferred income taxes, net	93,651	93,870
Total noncurrent liabilities	1,052,554	1,045,869
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 84,652 and 84,273 shares issued as of September 30, 2023 and December 31, 2022, respectively; 78,179 and 78,992 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	846	842
Additional paid-in capital	783,355	767,112
Accumulated other comprehensive loss	(611)	(1,179)
Retained earnings	270,603	320,517
Treasury stock, at cost; 6,473 and 5,281 shares as of September 30, 2023 and December 31, 2022, respectively	(213,841)	(186,179)
Total stockholders’ equity	840,352	901,113
Total liabilities and stockholders’ equity	$2,266,434	$2,291,246
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
In Thousands, Except Earnings Per Share
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenue:
Net product sales	$435,556	$410,701	$1,333,242	$1,265,554
Net sales of services and plans	96,800	88,506	286,823	270,919
Total net revenue	532,356	499,207	1,620,065	1,536,473
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	167,407	160,645	508,023	488,225
Services and plans	84,619	72,155	245,894	215,179
Total costs applicable to revenue	252,026	232,800	753,917	703,404
Operating expenses:
Selling, general and administrative expenses	249,705	225,028	743,598	681,411
Depreciation and amortization	24,407	24,852	74,149	75,248
Asset impairment	80,834	1,263	82,114	5,178
Other expense (income), net	(19)	(95)	(153)	170
Total operating expenses	354,927	251,048	899,708	762,007
Income (loss) from operations	(74,597)	15,359	(33,560)	71,062
Interest expense (income), net	3,722	(1,977)	10,425	(2,158)
Earnings (loss) before income taxes	(78,319)	17,336	(43,985)	73,220
Income tax provision (benefit)	(4,521)	5,834	5,929	21,837
Net income (loss)	$(73,798)	$11,502	$(49,914)	$51,383

Earnings (loss) per share:
Basic	$(0.94)	$0.15	$(0.64)	$0.64
Diluted	$(0.94)	$0.15	$(0.64)	$0.63
Weighted average shares outstanding:
Basic	78,163	78,910	78,328	80,133
Diluted	78,163	79,304	78,328	93,477

Comprehensive income (loss):
Net income (loss)	$(73,798)	$11,502	$(49,914)	$51,383
Unrealized gain on hedge instruments	255	255	763	762
Tax provision of unrealized gain on hedge instruments	65	65	195	194
Comprehensive income (loss)	$(73,608)	$11,692	$(49,346)	$51,951
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
In Thousands
(Unaudited)

	Three and Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2022	78,992	$842	$767,112	$(1,179)	$320,517	$(186,179)	$901,113
Issuance of common stock	282	3	490	—	—	—	493
Stock-based compensation	—	—	4,271	—	—	—	4,271
Purchase of treasury stock	(1,189)	—	—	—	—	(27,609)	(27,609)
Settlement of 2025 Notes	—	—	—	—	—	—	—
Unrealized gain on hedge instruments, net of tax	—	—	—	188	—	—	188
Net income	—	—	—	—	18,270	—	18,270
Balances at April 1, 2023	78,085	$845	$771,873	$(991)	$338,787	$(213,788)	$896,726
Issuance of common stock	70	1	451	—	—	—	452
Stock-based compensation	—	—	5,438	—	—	—	5,438
Purchase of treasury stock	(1)	—	—	—	—	(8)	(8)
Unrealized gain on hedge instruments, net of tax	—	—	—	190	—	—	190
Net income	—	—	—	—	5,614	—	5,614
Balances at July 1, 2023	78,154	$846	$777,762	$(801)	$344,401	$(213,796)	$908,412
Issuance of common stock	27	—	381	—	—	—	381
Stock-based compensation	—	—	5,212	—	—	—	5,212
Purchase of treasury stock	(2)	—	—	—	—	(45)	(45)
Unrealized gain on hedge instruments, net of tax	—	—	—	190	—	—	190
Net income (loss)	—	—	—	—	(73,798)	—	(73,798)
Balances at September 30, 2023	78,179	$846	$783,355	$(611)	$270,603	$(213,841)	$840,352

	Three and Nine Months Ended October 1, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2022	81,405	$838	$750,478	$(1,940)	$278,395	$(101,791)	$925,980
Issuance of common stock	289	3	1,366	—	—	—	1,369
Stock-based compensation	—	—	3,692	—	—	—	3,692
Purchase of treasury stock	(272)	—	—	—	—	(10,649)	(10,649)
Settlement of 2025 Notes	—	—	(1)	—	—	—	(1)
Unrealized gain on hedge instruments, net of tax	—	—	—	188	—	—	188
Net income	—	—	—	—	30,147	—	30,147
Balances at April 2, 2022	81,422	$841	$755,535	$(1,752)	$308,542	$(112,440)	$950,726
Issuance of common stock	18	—	421	—	—	—	421
Stock-based compensation	—	—	3,606	—	—	—	3,606
Purchase of treasury stock	(2,555)	—	—	—	—	(73,008)	(73,008)
Unrealized gain on hedge instruments, net of tax	—	—	—	190	—	—	190
Net income	—	—	—	—	9,734	—	9,734
Balances at July 2, 2022	78,885	$841	$759,562	$(1,562)	$318,276	$(185,448)	$891,669
Issuance of common stock	26	—	483	—	—	—	483
Stock based compensation	—	—	3,121	—	—	—	3,121
Purchase of treasury stock	(1)	—	—	—	—	(40)	(40)
Unrealized gain on hedge instruments, net of tax	—	—	—	190	—	—	190
Net income	—	—	—	—	11,502	—	11,502
Balances at October 1, 2022	78,910	$841	$763,166	$(1,372)	$329,778	$(185,488)	$906,925
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
In Thousands
(Unaudited)

	Nine Months Ended
	September 30, 2023	October 1, 2022
Cash flows from operating activities:
Net income (loss)	$(49,914)	$51,383
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	74,149	75,248
Amortization of debt discount and deferred financing costs	2,604	2,456
Asset impairment	82,114	5,178
Deferred income tax expense (benefit)	(413)	4,652
Stock-based compensation expense	15,040	10,540
Losses (gains) on change in fair value of derivatives	(1,942)	(16,724)
Inventory adjustments	2,886	2,218
Other	2,283	3,531
Changes in operating assets and liabilities:
Accounts receivable	2,743	(8,896)
Inventories	(311)	(582)
Operating lease right of use assets and lease liabilities	59	262
Other assets	4,797	3,070
Accounts payable	(2,394)	4,648
Deferred and unearned revenue	1,218	752
Other liabilities	20,353	(16,399)
Net cash provided by operating activities	153,272	121,337
Cash flows from investing activities:
Purchase of property and equipment	(81,965)	(86,120)
Other	(614)	53
Net cash used for investing activities	(82,579)	(86,067)
Cash flows from financing activities:
Repayments on long-term debt	(1,875)	(4)
Proceeds from issuance of common stock	1,326	2,515
Purchase of treasury stock	(27,662)	(83,676)
Payments of debt issuance costs	(2,869)	—
Payments on finance lease obligations	(3,085)	(3,459)
Net cash used for financing activities	(34,165)	(84,624)
Net change in cash, cash equivalents and restricted cash	36,528	(49,354)
Cash, cash equivalents and restricted cash, beginning of year	230,624	306,876
Cash, cash equivalents and restricted cash, end of period	$267,152	$257,522

Supplemental cash flow disclosure information:
Cash paid for interest	$6,378	$11,000
Cash paid for taxes	$6,338	$6,617
Capital expenditures accrued at the end of the period	$8,969	$11,167
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Basis of Presentation
Nature of Operations
National Vision Holdings, Inc. (“NVHI,” the “Company,” “we,” “our,” or “us”) is a holding company whose operating subsidiaries include its indirect wholly-owned subsidiary, National Vision, Inc. (“NVI”) and NVI’s wholly-owned subsidiaries. We are a leading value retailer of eyeglasses and contact lenses in the United States. We operated 1,402 and 1,354 retail optical locations in the United States and its territories as of September 30, 2023 and December 31, 2022, respectively, through our five store brands, including America’s Best Contacts and Eyeglasses (“America’s Best”), Eyeglass World, Vista Optical locations on select U.S. Army/Air Force military bases (“Military”) and within select Fred Meyer stores, and our management & services arrangement with Walmart (“Legacy”). Refer to Note 2. “Termination of Walmart Partnership” for developments related to the Walmart exit.
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
Certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted; however, we believe that the disclosures included herein are sufficient for a fair presentation of the information presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2022 included in the 2022 Annual Report on Form 10-K. The Company’s significant accounting policies are set forth in Note 1 within those consolidated financial statements. We use the same accounting policies in preparing interim condensed consolidated financial information and annual consolidated financial statements. There were no changes to our significant accounting policies during the nine months ended September 30, 2023.
The condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts within the footnotes to the financial statements for fiscal year 2022 have been reclassified to conform to the fiscal year 2023 presentation.
The Company has consolidated certain entities meeting the definition of a variable interest entity (“VIE”) as the Company concluded that it is the primary beneficiary of the entities under the provisions of Accounting Standards Codification 810, Consolidation. At September 30, 2023, the variable interest entities include 32 professional corporations. The total assets of the consolidated VIEs included in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, were $3.7 million and $7.9 million, respectively, and the total liabilities of the consolidated VIEs were $5.1 million and $8.3 million, respectively.
Fiscal Year
Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31. Fiscal year 2023 contains 52 weeks and will end on December 30, 2023. All three and nine month periods presented herein contain 13 and 39 weeks, respectively. All references to years and quarters relate to fiscal periods rather than calendar periods.
Seasonality
The consolidated results of operations for the three and nine months ended September 30, 2023 and October 1, 2022, are not necessarily indicative of the results to be expected for the full fiscal year due to seasonality and uncertainty of general economic conditions that may impact our key markets. Historically, our business has realized a higher portion of net revenue, income from operations, and cash flows from operations in the first half of the year, and a lower portion of net revenue, income from operations, and cash flows from operations in the fourth fiscal quarter. The first half seasonality is attributable primarily to the timing of our customers’ personal income tax refunds and annual health insurance program start/reset periods. Seasonality related to fourth quarter holiday spending by retail customers generally does not impact our business. Our quarterly consolidated results generally may also be affected by the timing of new store openings, store closings, and certain holidays.

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

Asset Impairment
Non-cash impairment charges of $80.8 million and $82.1 million were recorded for the three and nine months ended September 30, 2023, respectively, compared to $1.3 million and $5.2 million for the three and nine months ended October 1, 2022, respectively. The majority of the impairment charges this quarter are associated with our Legacy segment and AC Lens. Refer to Note 2. “Termination of Walmart Partnership” for more detail. In addition to the Walmart and AC Lens related impairment charges, we recorded impairment charges primarily related to tangible long-lived assets and ROU assets associated with our Owned & Host segment which are driven by lower than projected customer sales volume in certain stores, and other entity-specific assumptions. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and the likelihood that these scenarios would be ultimately realized; and the remaining useful lives of the assets. Asset impairment expenses were recognized in Corporate/Other. Refer to Note 4. “Fair Value Measurements” for additional information on impairment charges unrelated to the termination of the Walmart partnership.

Income Taxes
Our effective tax rate for the three months ended September 30, 2023 was 5.8%, reflecting our statutory federal and state rate of 25.4%, the disallowance of the Legacy segment goodwill impairment loss for income tax purposes and effects of other permanent items. Our effective tax rate for the three months ended October 1, 2022 was 33.7%, reflecting our statutory federal and state rate of 25.5% and effects of other permanent items.
Our effective tax rate for the nine months ended September 30, 2023 was (13.5)%, reflecting our statutory federal and state rate of 25.4%, the disallowance of the Legacy segment goodwill impairment loss for income tax purposes and other permanent items. Our effective tax rate for the nine months ended October 1, 2022 was 29.8%, reflecting our statutory federal and state rate of 25.5% and effects of other permanent items.
Share Repurchases
During the nine months ended September 30, 2023 and October 1, 2022, the Company repurchased 1.1 million shares of its common stock for $25.0 million, and 2.7 million shares of its common stock for $80.0 million, respectively, under the share repurchase program. As of September 30, 2023, $25.0 million remains available under the share repurchase authorization.
In August 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”) which, among other things, provides for a 15% corporate alternative minimum tax based on a prescribed measure of income as well as a 1% excise tax on stock repurchases.
Investment
In the second quarter of fiscal year 2023, we completed an investment in an entity specializing in applying artificial intelligence-powered screening and diagnostic tools to retinal imaging. The initial investment of $0.9 million was recognized in Other assets in the Condensed Consolidated Balance Sheets as of September 30, 2023 and in Other in the investing section of the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023. We have agreed to invest up to an additional $2.4 million in the entity upon the completion of certain milestones.
Future Adoption of Accounting Pronouncements
Reference Rate Reform. The Financial Accounting Standards Board (“FASB”) has issued guidance at various points over the last several years that provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that may be affected by the cessation of the London Inter-bank Offered Rate (“LIBOR”). We are currently able to apply this new guidance for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 through December 31, 2024. Refer to Note 5. “Long-term Debt” and Note 6. “Interest Rate Derivatives” for more information on our transition from LIBOR to Term Secured Overnight Financing Rate (“Term SOFR”).
The FASB issued other accounting guidance during the period that is not currently applicable or expected to have a material impact on the Company’s financial statements, and therefore, is not described above.

2. Termination of Walmart Partnership
On July 20, 2023, the Company received a notice of non-renewal from Walmart Inc. (“Walmart”) of the Management & Services Agreement by and between NVI and Walmart, dated as of May 1, 2012 (as amended, supplemented or otherwise modified from time to time, the “Walmart MSA”). In accordance with the terms of the Walmart MSA and the notice, the agreement will terminate as of February 23, 2024, unless an alternate date is agreed by the parties (the “Termination Date”). In connection with the termination of the Walmart MSA, the Amended and Restated Supplier Agreement between NVI and Walmart, dated as of January 17, 2017 (the “Walmart Supplier Agreement”), and certain other related agreements will also terminate as of the Termination Date. The Walmart MSA includes provisions governing the transition period and post-termination obligations of the parties.
In connection with the termination of the Walmart MSA, the agreement between FirstSight Vision Services, Inc. (“FirstSight”), a wholly-owned subsidiary of the Company, and Walmart, which arranges for the provision by FirstSight of optometric services at optometric offices next to certain Walmart stores throughout California, will also terminate as of the Termination Date. Additionally, another wholly-owned subsidiary of the Company, Arlington Contacts Lens Service, Inc. (“AC Lens”), has delivered notices of non-renewal of the agreements it has with Walmart and its affiliate Sam’s Club regarding wholesale contact lenses distribution and related services, such that these agreements will terminate as of June 30, 2024, unless an earlier date is agreed by the parties. The Company will also wind down its remaining AC Lens operations, including the closure of its Ohio distribution center, which largely supported the wholesale distribution and e-commerce contact lens services that the Company provided to Walmart and Sam’s Club.
The following table details charges recognized in the periods shown. We may incur other exit-related costs, which may be material.

In thousands	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Impairment charges	$79,360	$79,360
Employee compensation benefits	$1,958	$1,958
Professional fees	$178	$178

The table below summarized the Company’s Other payables and accrued expenses balance related to the termination of the Walmart Partnership.

In thousands	Employee Compensation Benefits
Balance at December 31, 2022	$—
Expenses recognized during the period	1,958
Balance at September 30, 2023	$1,958

Impairment charges
We determined that the various impending terminations of agreements described above as well as the subsequent decision to consolidate our distribution network and close the distribution center in Ohio constituted triggering events, and accordingly, performed impairment tests during the quarter ended September 30, 2023 on assets related to the Walmart partnership. We used the discounted cash flow method of the income approach in our analyses and considered projected cash flows for the remaining terms of the various agreements and other costs related to ending the Walmart partnership, and used discount rates between 7.8% and 10.0% depending on the asset or asset group being valued. A decrease in the estimated cash flows would lead to a lower fair value measurement, as would an increase in the discount rate. These non-recurring fair value measurements are classified as Level 3 measurements in the fair value hierarchy. The impairment charges recognized during the three and nine months ended September 30, 2023 resulting from the impending Walmart partnership termination include $60.1 million related to goodwill of the Legacy segment, $9.1 million related to the Walmart contracts and relationship intangible asset, and $10.2 million related to property and equipment at Walmart stores and associated with our AC Lens business. These expenses were recognized in Corporate/Other, and the impairment charges are reflected in Asset impairment in the Condensed Consolidated Statements of Operations and Comprehensive Income. The estimated remaining fair value of the assets impaired during the three and nine months ended September 30, 2023 as a result of the termination of the Walmart partnership was $1.5 million. We adjusted the useful lives of the impaired intangible and fixed assets to be aligned with the respective contract termination dates. The impairment testing date for (i) goodwill related to the Legacy segment, (ii) the Walmart contract and relationships intangible asset and (iii) property and equipment located in Walmart stores was contemporaneous with the date that we received notice of non-renewal from Walmart. We did not impair certain assets that we believe can be sold or used in other stores in our Owned & Host segment after the Termination Date. We determined that all long-lived Walmart and AC Lens assets were held and used as of September 30, 2023 and were not available for immediate sale.
Aggregate intangible asset amortization expense is included in Depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income. Aggregate future estimated intangible asset amortization expense, including remaining carrying value of $0.2 million related to the Walmart contracts and relationship intangible asset as of September 30, 2023, is shown in the following table:

Fiscal Year	In thousands
2023 - remainder of fiscal year	$542
2024	1,675
2025	1,563
2026	1,525
2027	1,525
Thereafter	13,984
$20,814
Refer to the Note 1. “Description of Business and Basis of Presentation” for more details on our impairment testing.
Employee compensation benefits
During the three and nine months ended September 30, 2023, we recognized $0.3 million in Costs of services and plans and $1.7 million in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income, in the Corporate/Other category, related to retention bonus programs implemented for certain associates to ensure continuity of business until the Termination Date, as well as termination benefits for certain associates that are probable to occur within the next 12 months. The liability for employee compensation benefits is recorded in Other payables and accrued expenses in the Condensed Consolidated Balance Sheets.
Professional Fees
During the three and nine months ended September 30, 2023, we recognized $0.2 million in Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income, in the Corporate/Other category, related to professional fees, including advisory fees to assist with the exit.

3. Details of Certain Balance Sheet Accounts
The following table provides a reconciliation of cash and cash equivalents reported within the Condensed Consolidated Balance sheets to the total of Cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statement of Cash Flows:

	Nine Months Ended
In thousands	September 30, 2023	October 1, 2022
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$265,815	$256,209
Restricted cash included in other assets	1,337	1,313
	$267,152	$257,522

The following tables provide additional details of certain balance sheet accounts as of the dates shown below:

In thousands	As of September 30, 2023	As of December 31, 2022
Accounts receivable, net:
Trade receivables	$43,359	$41,622
Credit card receivables	18,556	23,311
Other receivables (1)	15,117	15,478
Allowance for credit losses	(392)	(519)
	$76,640	$79,892
(1) Includes Coronavirus Aid, Relief, and Economic Security (“CARES”) Act receivable in the amount of $9.0 million as of September 30, 2023 and December 31, 2022.

In thousands	As of September 30, 2023	As of December 31, 2022
Inventories:
Raw materials and work in process (1)	$58,353	$64,786
Finished goods	62,230	58,372
	$120,583	$123,158
(1)Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not separately present raw materials and work in process.

In thousands	As of September 30, 2023	As of December 31, 2022
Other payables and accrued expenses:
Associate compensation and benefits	$44,739	$37,451
Self-insurance liabilities	9,553	8,744
Capital expenditures	8,969	9,594
Advertising	10,510	3,811
Reserves for customer returns and remakes	8,233	7,676
Legacy management & services agreement	4,967	6,488
Income taxes payable (1)	22	103
Supplies and other store support expenses	5,105	4,215
Other	21,280	16,143
	$113,378	$94,225
(1) Income tax receivables of $4.3 million and $4.6 million were included in Prepaid expenses and other current assets as of September 30, 2023 and December 31, 2022, respectively.

In thousands	As of September 30, 2023	As of December 31, 2022
Other noncurrent liabilities:
Self-insurance liabilities	$7,154	$6,292
Other	2,632	2,608
	$9,786	$8,900

4. Fair Value Measurement

Recurring fair value measurements
Interest Rate Derivatives
We recognize as assets or liabilities at fair value the estimated amounts we would receive or pay upon a termination of interest rate derivatives prior to their scheduled expiration dates. The fair value is based on information that is model-driven and whose inputs were observable (Level 2 inputs) such as Term SOFR forward rates. See Note 6. “Interest Rate Derivatives” for further details.

Non-recurring fair value measurements
Long-lived and Right of Use (“ROU”) Store Assets
Refer to Note 2. “Termination of Walmart Partnership” for more information on impairment charges related to the termination of the Walmart partnership. This section discusses fair value measurements unrelated to the termination of the Walmart partnership. We recognized impairments of $1.5 million and $2.8 million during the three and nine months ended September 30, 2023, respectively, and $1.3 million, and $5.2 million during the three and nine months ended October 1, 2022, respectively related to store assets. The cash flows used in estimating fair value were discounted using market rates from 10.8% to 11.5%. A decrease in the estimated cash flows would lead to a lower fair value measurement, as would an increase in the discount rate. These non-recurring fair value measurements are classified as Level 3 measurements in the fair value hierarchy. The estimated remaining fair value of the assets impaired during the nine months ended September 30, 2023 and October 1, 2022 was $2.8 million and $5.5 million, respectively; the estimated remaining fair values include amounts estimated at various dates during the related fiscal years. Substantially all of the remaining fair value of the impaired store assets represents the fair value of ROU assets.
Additional fair value information
Long-term Debt - Term A Loans and Revolving Loans
Since the borrowings under the $148.1 million outstanding principal first lien term loan (“Term A Loans”) and revolving credit loans in an aggregate principal amount of $300.0 million (the “Revolving Loans”) utilize variable interest rate setting mechanisms such as Term SOFR, the fair values of these borrowings are deemed to approximate the carrying values. We also considered the effect of our own credit risk on the fair values of our Term A Loans and Revolving Loans. Refer to Note 5. “Long-term Debt” for more information on these borrowings.
Long-term Debt - 2025 Notes
The Company has $402.5 million in aggregate principal amount of 2.50% convertible senior notes due on May 15, 2025 (the “2025 Notes”) issued and outstanding as of September 30, 2023. Refer to Note 5. “Long-term Debt” for more information on the 2025 Notes. The estimated fair value of the 2025 Notes was approximately $386.1 million and $553.9 million as of September 30, 2023 and December 31, 2022, respectively. The estimated fair value of the 2025 Notes is based on the prices the 2025 Notes have traded in the market, as well as overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates, and represents a Level 2 measurement in the fair value hierarchy. Refer to Note 5. “Long-term Debt” for more information on the 2025 Notes.

5. Long-term Debt

Long-term debt consists of the following:

In thousands	As of September 30, 2023	As of December 31, 2022
2025 Notes, due May 15, 2025	$402,497	$402,497
Term A Loans, due June 13, 2028	148,125	150,000
Revolving Loans, due June 13, 2028	—	—
Long-term debt before unamortized discount and issuance costs	550,622	552,497
Unamortized discount and issuance costs - 2025 Notes	(3,963)	(5,696)
Unamortized discount and issuance costs - Term A Loans	(1,125)	(570)
Long-term debt less debt discount and issuance costs	545,534	546,231
Less current maturities	(7,500)	—
Long-term debt - noncurrent portion	538,034	546,231
Finance lease obligations	17,293	21,294
Less current maturities	(3,136)	(4,137)
Long-term debt and finance lease obligations, less current portion, discount, and issuance costs	$552,191	$563,388

Scheduled annual maturities of debt are as follows:

Fiscal Period	In thousands
2023 - remainder of fiscal year	$1,875
2024	5,625
2025	411,872
2026	7,500
2027	7,500
Thereafter	116,250
$550,622

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
In connection with the Second Amended and Restated Credit Agreement, we deferred $2.0 million of debt issuance costs related to the Revolving Loans in Other assets and $0.9 million of debt issuance costs related to the Term A Loans in Long-term debt and finance lease obligations, less current portion and debt discount on our Condensed Consolidated Balance Sheets as of July 1, 2023. We will amortize these costs over the term of the amended credit agreement. We wrote off previously unamortized debt issuance costs of $0.2 million in Interest expense (income), net during the nine months ended September 30, 2023 related to lenders who were parties to the Original Credit

Agreement but are not parties to the Second Restatement Agreement. We recognized $0.2 million of other refinancing fees in Interest expense (income), net during the nine months ended September 30, 2023.
The Second Restatement Agreement contains customary affirmative covenants, negative covenants, and events of default substantially comparable to the Original Credit Agreement.
We were in compliance with all covenants related to our long-term debt as of September 30, 2023.

2025 Notes
We recognized the following in Interest expense (income), net related to the 2025 Notes:

	Three Months Ended		Nine Months Ended
In thousands	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Contractual interest expense	$2,516	$2,516	$7,547	$7,547
Amortization of issuance costs	$617	$599	$1,733	$1,679
As of September 30, 2023, the remaining period for the unamortized debt issuance costs balance was approximately two years. An immaterial amount of the principal balance of the 2025 Notes was converted during the nine months ended October 1, 2022.
As of September 30, 2023, the stock price conditions under which the 2025 Notes can be converted at the holders’ option were not met.

6. Interest Rate Derivatives
We are party to an interest rate collar to offset the variability of cash flows in Term SOFR-indexed debt interest payments. During the second quarter of 2023, we amended the reference rate of the collar from LIBOR to Term SOFR. To manage credit risk associated with our interest rate hedging program, we select as counterparties major financial institutions with investment grade credit ratings. The aggregate notional amount of the interest rate collar, which is not designated as a cash flow hedge, was $325.0 million as of September 30, 2023. The fair value of our interest rate collar instrument was an asset of $8.9 million, which is recorded in Prepaid expenses and other current assets as of September 30, 2023, and an asset of $14.1 million ($10.0 million in Prepaid expenses and other current assets and $4.1 million in Other assets) as of December 31, 2022. See Note 4. “Fair Value Measurement” for further details.
We recognized (gains) losses on the change in fair value of the interest rate collar of $(0.4) million and $(2.7) million during the three and nine months ended September 30, 2023 respectively, and $(6.7) million and $(16.5) million during the three and nine months ended October 1, 2022, respectively, in interest expense (income), net. The interest rate collar will mature on July 18, 2024.
Cash flows related to derivatives qualifying as hedges are included in the same section of the Condensed Consolidated Statements of Cash Flows as the underlying assets and liabilities being hedged. Cash flows during the nine months ended September 30, 2023 and October 1, 2022 related to derivatives not qualifying as hedges were included in the operating section of the Condensed Consolidated Statements of Cash Flows and were immaterial.
Changes in the fair value of the Company’s cash flow hedge derivative instruments from their inception are recorded in Accumulated other comprehensive loss (“AOCL”) if the instruments are deemed to be highly effective as cash flow hedges. As of September 30, 2023, we expect to reclassify approximately $0.6 million of unrealized losses on derivative instruments, net of tax, from AOCL into earnings in the next 12 months as the derivative instruments mature.

7. Stock Incentive Plans
During the nine months ended September 30, 2023, the Company granted 451,425 performance-based restricted stock units (“PSUs”) and 712,218 time-based restricted stock units (“RSUs”) to eligible employees and non-employee directors under the National Vision Holdings, Inc. 2017 Omnibus Incentive Plan (the “2017 Omnibus Incentive Plan”). The PSUs granted in fiscal 2023 are settled after the end of the performance period (i.e., cliff vesting), which begins on the first day of our 2023 fiscal year and ends on the last day of our 2025 fiscal year, and are based on the Company’s achievement of certain performance targets. The RSUs granted in fiscal 2023 vest primarily in three equal annual installments.

8. Revenue From Contracts With Customers
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
The following disaggregation of revenues depicts our revenue based on the timing of revenue recognition:

	Three Months Ended		Nine Months Ended
In thousands	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenues recognized at a point in time	$492,788	$459,196	$1,501,469	$1,412,526
Revenues recognized over time	39,568	40,011	118,596	123,947
Total net revenue	$532,356	$499,207	$1,620,065	$1,536,473
Refer to Note 11. “Segment Reporting” for the Company’s disaggregation of net revenue by reportable segment. As the reportable segments are aligned by similar economic factors, trends and customers, the reportable segment disaggregation view best depicts how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors.
We record reductions in revenue for estimated price concessions granted to managed care providers. The Company considers its revenue from managed care customers to include variable consideration and estimates such amounts associated with managed care customer revenues using the history of concessions provided and cash receipts from managed care providers; we reduced our net revenue for variable consideration of $4.2 million and $4.3 million during the three months ended September 30, 2023 and October 1, 2022, respectively, and $12.6 million and $10.0 million during the nine months ended September 30, 2023 and October 1, 2022, respectively.
Accounts Receivable
Credit loss expense recognized on our receivables, which is presented in SG&A expenses in the Company’s condensed consolidated statements of operations, was $0.1 million and $0.2 million for the three months ended September 30, 2023 and October 1, 2022, respectively, and $0.4 million and $0.8 million for the nine months ended September 30, 2023 and October 1, 2022, respectively.
Unsatisfied Performance Obligations (Contract Liabilities)
During the three months ended September 30, 2023 and October 1, 2022, we recognized $23.1 million and $23.3 million, respectively, of deferred revenues outstanding at the beginning of each respective period. During the nine months ended September 30, 2023 and October 1, 2022, we recognized $53.7 million and $56.8 million, respectively, of deferred revenues outstanding at the beginning of each respective period.
Our deferred revenue balance as of September 30, 2023 and December 31, 2022 was $86.2 million and $83.8 million, respectively. We expect future revenue recognition of the September 30, 2023 balance of $23.3 million, $46.1 million, $13.6 million and $3.2 million in fiscal years 2023, 2024, 2025 and thereafter, respectively.

9. Leases

Our lease costs for the three and nine months ended September 30, 2023 and October 1, 2022 were as follows:

	Three Months Ended		Nine Months Ended
In thousands	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Operating lease cost
Fixed lease cost (a)	$25,038	$22,985	$73,677	$67,422
Variable lease cost (b)	9,315	8,215	27,395	24,568
Sublease income (c)	(939)	(930)	(2,801)	(2,750)
Finance lease cost
Amortization of finance lease assets	775	1,025	2,525	3,186
Interest on finance lease liabilities	401	572	1,290	1,830
Net lease cost	$34,590	$31,867	$102,086	$94,256

(a) Includes short-term leases, which are immaterial.
(b) Includes costs for insurance, real estate taxes and common area maintenance expenses, which are variable as well as lease costs above minimum thresholds for Fred Meyer stores and lease costs for Military stores.

(c) Income from sub-leasing of stores includes rental income from leasing space to independent optometrists.

In thousands	Nine Months Ended
Other Information	September 30, 2023	October 1, 2022
Operating cash outflows - operating leases	$78,812	$71,859
Right of use assets acquired under operating leases	$85,989	$86,722

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
On September 23, 2022, we were served with notice of a lawsuit filed by a former employee in California state court alleging, on behalf of a proposed class of employees, several violations of California wage and hour laws. On December 9, 2022, the case was removed to the federal District Court for the Northern District of California. On January 18, 2023, we were served with a related representative action filed in California state court pursuant to California’s Private Attorneys General Act. We filed an answer to this action on February 17, 2023. On September 29, 2023, the state court set the PAGA action for trial on October 7, 2024. We intend to vigorously defend the litigation.

On June 6, 2023, the Company was served with notice of a former employee’s intention to file a representative action against the Company pursuant to California’s Private Attorneys General Act based on alleged violations of California’s wage and hour laws. On June 22, 2023, the Company was served with a related lawsuit filed by the former employee in California state court alleging, on behalf of a proposed class of employees, violations of

California wage and hour laws. On July 24, 2023, the Company filed its answer and a notice of removal of the case to the federal District Court for the Southern District of California. On July 28, 2023, the Company filed a Notice of Related Cases, seeking for both the case currently pending in the Northern District of California and described in the paragraph above and this case to be assigned to the same Judge/Magistrate Judge in an effort to save judicial effort and avoid duplication of labor. On August 15, 2023, the parties filed a stipulation to stay the case in the Southern District of California pending the resolution of the lawsuit pending in the Northern District of California. On August 21, 2023, the court entered an Order to Show Cause why the action should not be either dismissed or transferred to the federal court for the Northern District of California. Following the parties’ submission of their respective responses, the court dismissed the action without prejudice on September 11, 2023. The plaintiff retains his ability to pursue a PAGA action in state court pursuant to the June 6, 2023 notice. We intend to vigorously defend the litigation.

On January 27, 2023, a purported class action complaint was filed in federal court in the Northern District of Georgia against the Company and two of the Company’s officers. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 for materially false and misleading statements made between May 2021 and May 2022. The complaint seeks unspecified damages as well as equitable relief. On March 28, 2023, the original plaintiff, City of Southfield General Employees Retirement System, and a new plaintiff, International Union of Operating Engineers, Local No. 793, Members Pension Benefit Trust of Ontario, filed a lead plaintiff motion, seeking to be appointed co-lead plaintiffs. On April 3, 2023, the Company along with its named officers filed a motion to dismiss the complaint. On May 19, 2023, the court granted the lead plaintiff motion. On June 30, 2023, the plaintiffs filed an Amended Complaint, which added a claim under Section 20A of the Exchange Act and extended the alleged class period to February 28, 2023. On August 21, 2023, the Company filed a Motion to Dismiss the Amended Complaint. The plaintiffs filed their Response in Opposition to this motion on October 5, 2023. We dispute these allegations and intend to defend the litigation vigorously.

11. Segment Reporting
The Company provides its principal products and services through two reportable segments: Owned & Host and Legacy. The “Corporate/Other” category includes the results of operations of our other operating segments, AC Lens and FirstSight, as well as corporate overhead support. The “Reconciliations” category represents other adjustments to reportable segment results necessary for the presentation of consolidated financial results in accordance with U.S. GAAP for the two reportable segments. Refer to Note 2. “Termination of Walmart Partnership” for developments related to the Legacy segment, AC Lens and FirstSight.
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
Asset information is not included in the following summary since the CODM does not regularly review such information for the reportable segments.

	Three Months Ended September 30, 2023
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Net product sales	$346,538	$24,198	$64,940	$(120)	$435,556
Net sales of services and plans	84,388	12,523	22	(133)	96,800
Total net revenue	430,926	36,721	64,962	(253)	532,356
Costs of products	99,793	11,128	56,410	76	167,407
Costs of services and plans	77,979	6,347	293	—	84,619
Total costs applicable to revenue	177,772	17,475	56,703	76	252,026
SG&A	169,020	14,050	66,635	—	249,705
Asset impairment	—	—	80,834	—	80,834
Other expense (income), net	—	—	(19)	—	(19)
EBITDA	$84,134	$5,196	$(139,191)	$(329)
Depreciation and amortization					24,407
Interest expense (income), net					3,722
Earnings (loss) before income taxes					$(78,319)

	Three Months Ended October 1, 2022
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Net product sales	$323,472	$23,728	$61,939	$1,562	$410,701
Net sales of services and plans	74,710	12,935	—	861	88,506
Total net revenue	398,182	36,663	61,939	2,423	499,207
Costs of products	94,653	11,374	54,129	489	160,645
Costs of services and plans	66,470	5,685	—	—	72,155
Total costs applicable to revenue	161,123	17,059	54,129	489	232,800
SG&A	156,430	14,221	54,377	—	225,028
Asset impairment	—	—	1,263	—	1,263
Other expense (income), net	—	—	(95)	—	(95)
EBITDA	$80,629	$5,383	$(47,735)	$1,934
Depreciation and amortization					24,852
Interest expense (income), net					(1,977)
Earnings before income taxes					$17,336

	Nine Months Ended September 30, 2023
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Net product sales	$1,060,684	$78,229	$193,070	$1,259	$1,333,242
Net sales of services and plans	250,901	38,232	72	(2,382)	286,823
Total net revenue	1,311,585	116,461	193,142	(1,123)	1,620,065
Costs of products	304,671	35,948	167,192	212	508,023
Costs of services and plans	226,990	18,558	346	—	245,894
Total costs applicable to revenue	531,661	54,506	167,538	212	753,917
SG&A	502,638	43,312	197,648	—	743,598
Asset impairment	—	—	82,114	—	82,114
Other expense (income), net	—	—	(153)	—	(153)
EBITDA	$277,286	$18,643	$(254,005)	$(1,335)
Depreciation and amortization					74,149
Interest expense (income), net					10,425
Earnings (loss) before income taxes					$(43,985)

	Nine Months Ended October 1, 2022
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Net product sales	$1,007,376	$75,659	$185,521	$(3,002)	$1,265,554
Net sales of services and plans	227,883	40,999	—	2,037	270,919
Total net revenue	1,235,259	116,658	185,521	(965)	1,536,473
Costs of products	290,957	35,787	162,093	(612)	488,225
Costs of services and plans	197,385	17,794	—	—	215,179
Total costs applicable to revenue	488,342	53,581	162,093	(612)	703,404
SG&A	470,125	44,085	167,201	—	681,411
Asset impairment	—	—	5,178	—	5,178
Other expense (income), net	—	—	170	—	170
EBITDA	$276,792	$18,992	$(149,121)	$(353)
Depreciation and amortization					75,248
Interest expense (income), net					(2,158)
Earnings before income taxes					$73,220

12. Earnings Per Share

Diluted EPS related to the 2025 Notes is calculated using the if-converted method; the number of dilutive shares is based on the initial conversion rate associated with the 2025 Notes. The 2025 Notes were dilutive for the nine months ended October 1, 2022. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations is as follows:

	Three Months Ended		Nine Months Ended
In thousands, except EPS	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income (loss)	$(73,798)	$11,502	$(49,914)	$51,383
After-tax interest expense for 2025 Notes	—	—	—	7,127
Numerator for diluted EPS	$(73,798)	$11,502	$(49,914)	$58,510
Weighted average shares outstanding for basic EPS	78,163	78,910	78,328	80,133
Effect of dilutive securities:
Stock options	—	168	—	189
Restricted stock units	—	226	—	244
2025 Notes	—	—	—	12,911
Weighted average shares outstanding for diluted EPS	78,163	79,304	78,328	93,477
Basic EPS	$(0.94)	$0.15	$(0.64)	$0.64
Diluted EPS	$(0.94)	$0.15	$(0.64)	$0.63
Anti-dilutive securities excluded from diluted weighted average common shares	14,166	13,363	14,046	460

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

Overview
We are one of the largest optical retailers in the United States and a leader in the attractive value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best, regardless of their budget. We achieve this by providing eye exams, eyeglasses and contact lenses to value seeking and lower income consumers with an opening price point that strives to be among the lowest in the industry, enabled by our low-cost operating platform. We reach our customers through a diverse portfolio of 1,402 retail stores across five brands and 13 consumer websites as of September 30, 2023.

Brand and Segment Information
Refer to Part I. Item 1. Note 2. “Termination of Walmart Partnership” for more information on the termination of our Walmart partnership.
Our operations consist of two reportable segments:
•Owned & Host - As of September 30, 2023, our owned brands consisted of 943 America’s Best Contacts and Eyeglasses retail stores and 147 Eyeglass World retail stores. Our Host brands consisted of 54 Vista Optical locations on select military bases and 29 Vista Optical locations within select Fred Meyer stores as of September 30, 2023. All brands utilize our centralized laboratories. This segment also includes sales from our America’s Best, Eyeglass World, and Military omni-channel websites.
•Legacy - We manage the operations of, and supply inventory and laboratory processing services to, 229 Vision Centers in Walmart retail locations as of September 30, 2023. During the nine months ended September 30, 2023, sales associated with this arrangement represented 7.2% of consolidated net revenue. On July 20, 2023, we received a notice of non-renewal from Walmart on the Walmart MSA and, accordingly, the Walmart MSA will terminate on February 23, 2024.
Our consolidated results also include the following activity recorded in our Corporate/Other category:
•Our e-commerce platform of nine dedicated websites managed by AC Lens. Our e-commerce business consists of five proprietary branded websites, including aclens.com, discountglasses.com and discountcontactlenses.com, and four third-party websites with established retailers, such as Walmart, Sam’s Club and Giant Eagle as well as mid-sized vision insurance providers.
•Wholesale contact lenses distribution to Walmart and Sam’s Club by AC Lens, which represented 6.9% of consolidated net revenue for the nine months ended September 30, 2023. In connection with the termination of the Walmart MSA, AC Lens has delivered notices of non-renewal of the agreements it has with Walmart and Sam’s Club and those agreements are expected to terminate on June 30, 2024.
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

Trends and Other Factors Affecting Our Business
We have remained focused on our long-term growth initiatives despite the ongoing macroeconomic uncertainty. Our core growth initiatives include, but are not limited to, continuing with the expansion of our remote medicine capabilities; maintaining and improving our optometric retention levels; increasing our marketing efficiency and omni-channel capabilities; increasing our participation in vision insurance programs; the further digitization of our stores and corporate office; continuing to position ourselves to capture whitespace opportunity for our stores; and incorporating our corporate sustainability strategy into our operations.
We are focused on the following key drivers, challenges and risks.
Inflation
Rising inflation can result in increased costs and greater profitability pressure for us. While pressures from increases to our raw materials prices have had an impact on our costs applicable to revenue in fiscal year 2023, we have been able to offset these pressures with efficiencies in our laboratory network, pricing actions and lower freight costs. Wage investments as a result of inflation and an increasingly competitive recruiting market for vision care professionals due to the pandemic and related effects have had, and may continue to have, an impact on our profitability. Targeted wage investments, including increases in compensation for optometrists and associates, as well as flexibility initiatives, impacted costs applicable to revenue and selling, general and administrative expenses in the first nine months of fiscal year 2023 and we anticipate that wage pressures in certain markets will continue. Further wage investment pressure and increases in raw materials prices may not be able to be fully offset by leverage from revenue growth, productivity efficiency and, as appropriate, various pricing actions.
Vision care professional recruitment, coverage, and expanded offerings
Our ability to continue to attract and retain qualified vision care professionals may affect exam capacity. Our operations, like those of many of our competitors, depend on our ability to offer both eyewear and eye exams. We believe the impacts of the COVID-19 pandemic on vision care professional availability, including a competitive recruiting market and preferences for adjusted work schedules, and the demand for optometrists exceeding supply in certain areas during the first nine months of fiscal year 2023 have caused constraints in exam capacity which are continuing. Due to these factors, the costs to employ or retain optometrists have increased and may increase further, potentially materially. We are continuing to strategically invest in recruitment and retention initiatives, including flexible adjusted work schedules, along with continuing our implementation of remote medicine technologies, which has expanded our offerings while also increasing costs. We anticipate continuing our investment in our remote medicine capabilities primarily in America’s Best stores in the near term, including enhancements in the efficiency of our remote medicine platform, which could lead to increased costs as we train our personnel to efficiently use these new technologies.
Comparable store sales growth
Our comparable store sales growth in the first nine months of fiscal year 2023 was aided by our participation in managed care programs. Such participation continues to represent an increasingly significant portion of our overall revenues as the challenging economic environment continues to impact our core non-managed care customer base business.

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
Walmart partnership termination
Our ability to successfully navigate the termination of our Walmart partnership, including the transition period, may significantly impact our business. The transition period, including Walmart’s solicitation period under the agreements to offer employment or similar arrangements to certain associates and optometrists from specified Vision Centers, presents numerous risks and may cause disruption to the business, including, without limitation, a reduction in sales, productivity and focus, and may make it harder to retain associates and optometrists, which in turn could adversely affect our financial condition and results of operations. Due to these factors, the costs to retain associates and optometrists during the transition period may increase, potentially materially. We may incur other exit-related costs in connection with the termination of our Walmart partnership and related winding down of our remaining AC Lens operations, which may be material. In addition, while we seek to reduce costs and replace lost business with new America’s Best or Eyeglass World stores and by other means, including anticipated non-headline pricing actions, we may not be successful in our efforts, which could impact our revenues and profitability. Refer to Part I. Item 1. Note 2. “Termination of Walmart Partnership,” and Part II. Item 1A. “Risk Factors” in this Form 10-Q for more details.

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

	Three Months Ended		Nine Months Ended
In thousands, except earnings per share, percentage and store data	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenue:
Net product sales	$435,556	$410,701	$1,333,242	$1,265,554
Net sales of services and plans	96,800	88,506	286,823	270,919
Total net revenue	532,356	499,207	1,620,065	1,536,473
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	167,407	160,645	508,023	488,225
Services and plans	84,619	72,155	245,894	215,179
Total costs applicable to revenue	252,026	232,800	753,917	703,404
Operating expenses:
Selling, general and administrative expenses	249,705	225,028	743,598	681,411
Depreciation and amortization	24,407	24,852	74,149	75,248
Asset impairment	80,834	1,263	82,114	5,178
Other expense (income), net	(19)	(95)	(153)	170
Total operating expenses	354,927	251,048	899,708	762,007
Income (loss) from operations	(74,597)	15,359	(33,560)	71,062
Interest expense (income), net	3,722	(1,977)	10,425	(2,158)
Earnings (loss) before income taxes	(78,319)	17,336	(43,985)	73,220
Income tax provision (benefit)	(4,521)	5,834	5,929	21,837
Net income (loss)	$(73,798)	$11,502	$(49,914)	$51,383

Supplemental operating data:
Number of stores open at end of period	1,402	1,332	1,402	1,332
New stores opened during the period	21	18	53	57
Adjusted Operating Income	$15,707	$21,463	$72,028	$94,547
Diluted EPS	$(0.94)	$0.15	$(0.64)	$0.63
Adjusted Diluted EPS	$0.15	$0.15	$0.66	$0.69
Adjusted EBITDA	$39,137	$44,443	$141,456	$164,179

Percentage of net revenue:
Total costs applicable to revenue	47.3%	46.6%	46.5%	45.8%
Selling, general and administrative expenses	46.9%	45.1%	45.9%	44.3%
Total operating expenses	66.7%	50.3%	55.5%	49.6%
Income (loss) from operations	(14.0)%	3.1%	(2.1)%	4.6%
Net income (loss)	(13.9)%	2.3%	(3.1)%	3.3%
Adjusted Operating Income	3.0%	4.3%	4.4%	6.2%
Adjusted EBITDA	7.4%	8.9%	8.7%	10.7%

Three Months Ended September 30, 2023 compared to Three Months Ended October 1, 2022
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for the three months ended September 30, 2023 compared to the three months ended October 1, 2022.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Three Months Ended September 30, 2023	Three Months Ended October 1, 2022	September 30, 2023	October 1, 2022	Three Months Ended September 30, 2023		Three Months Ended October 1, 2022
Owned & Host segment
America’s Best	5.7%	(7.8)%	943	883	$367,528	69.0%	$336,759	67.5%
Eyeglass World	(1.2)%	(7.8)%	147	136	55,019	10.3%	53,153	10.6%
Military	3.8%	(6.3)%	54	54	5,703	1.1%	5,492	1.1%
Fred Meyer	(3.7)%	(7.6)%	29	29	2,676	0.5%	2,778	0.6%
Owned & Host segment total			1,173	1,102	$430,926	80.9%	$398,182	79.8%
Legacy segment	1.0%	(10.7)%	229	230	36,721	6.9%	36,663	7.3%
Corporate/Other	—%	—%	—	—	64,962	12.2%	61,939	12.4%
Reconciliations	—%	—%	—	—	(253)	(0.0)%	2,423	0.5%
Total	3.8%	(8.0)%	1,402	1,332	$532,356	100.0%	$499,207	100.0%
Adjusted Comparable Store Sales Growth(3)	4.3%	(8.1)%
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
(3)There are two differences between total comparable store sales growth based on consolidated net revenue and Adjusted Comparable Store Sales Growth: (i) Adjusted Comparable Store Sales Growth includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in an increase of 0.4% from total comparable store sales growth based on consolidated net revenue for the three months ended September 30, 2023 and (ii) Adjusted Comparable Store Sales Growth includes retail sales to the Legacy partner’s customers (rather than the revenues recognized consistent with the management & services agreement with the Legacy partner), resulting in an increase of 0.1% and a decrease of 0.1% from total comparable store sales growth based on consolidated net revenue for the three months ended September 30, 2023 and October 1, 2022, respectively.
Total net revenue of $532.4 million for the three months ended September 30, 2023 increased $33.1 million, or 6.6%, from $499.2 million for the three months ended October 1, 2022. The increase was driven by approximately 55% from Adjusted Comparable Store Sales Growth, 45% growth from new store sales, and 10% by our AC Lens business, partially offset by effects of deferred and unearned revenue of approximately 10%.
Comparable store sales growth and Adjusted Comparable Store Sales Growth for the three months ended September 30, 2023 were 3.8% and 4.3%, respectively, both reflecting an increase in customer transactions and higher average ticket. Comparable store sales growth was negatively impacted by effects of deferred and unearned revenue.
In the three months ended September 30, 2023, we opened 17 America’s Best stores and four Eyeglass World stores. Overall, store count grew 5.3% from October 1, 2022 to September 30, 2023 (60 and 11 net new America’s Best and Eyeglass World stores were added, respectively, and one Legacy store was closed).
Net product sales comprised 81.8% and 82.3% of total net revenue for the three months ended September 30, 2023 and October 1, 2022, respectively. Net product sales increased $24.9 million, or 6.1%, in the three months ended September 30, 2023 compared to the three months ended October 1, 2022, driven primarily by a $17.9 million, or 6.4% increase in eyeglass sales, a $4.0 million, or 4.1%, increase in contact lens sales and a $2.5 million, or 7.0%, increase in wholesale fulfillment.

Net sales of services and plans for the three months ended September 30, 2023 increased $8.3 million, or 9.4%, compared to the three months ended October 1, 2022, driven primarily by a $8.7 million, or 18.0% increase in eye exams, partially offset by a $0.7 million, or 8.0% decrease in management fees from our Legacy partner.
Owned & Host segment net revenue. Net revenue increased $32.7 million, or 8.2%, driven primarily by comparable store sales growth and new store openings.
Legacy segment net revenue. Net revenue increased $0.1 million, or 0.2%, driven by positive comparable store sales growth.
Corporate/Other segment net revenue. Net revenue increased $3.0 million, or 4.9%, driven primarily by increases in wholesale fulfillment.
Net revenue reconciliations. The impact of reconciliations negatively impacted net revenue by $2.7 million in the three months ended September 30, 2023. Net revenue was negatively impacted by $1.7 million due to the timing of unearned revenue during the three months ended September 30, 2023. Net revenue was negatively impacted by $1.0 million, primarily due to higher sales of club memberships and product protection plans in the three months ended September 30, 2023 compared to the three months ended October 1, 2022.
Costs applicable to revenue
Costs applicable to revenue of $252.0 million for the three months ended September 30, 2023 increased $19.2 million, or 8.3%, from $232.8 million for the three months ended October 1, 2022. As a percentage of net revenue, costs applicable to revenue increased from 46.6% for the three months ended October 1, 2022 to 47.3% for the three months ended September 30, 2023. This increase as a percentage of net revenue was primarily driven by growth in optometrist-related costs of 150 basis points and a 50 basis-point reduction in components of service revenue, including product protection plan revenue. These costs were partially offset by a 100 basis point effect from higher exam revenue and by a 30 basis point decrease in product costs driven by higher eyeglass margin and decreased freight expense.
Costs of products as a percentage of net product sales was 38.4% for the three months ended September 30, 2023 and 39.1% for the three months ended October 1, 2022, primarily driven by higher eyeglass margin and decreased freight expense.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales decreased from 29.3% for the three months ended October 1, 2022 to 28.8% for the three months ended September 30, 2023, primarily driven by higher eyeglass margin and decreased freight expense.
Legacy segment costs of products. Costs of products as a percentage of net product sales decreased from 47.9% for the three months ended October 1, 2022 to 46.0% for the three months ended September 30, 2023. The decrease was primarily driven by a higher mix of managed care customer transactions versus non-managed care customer transactions. Legacy segment managed care net product revenue is recorded in net product sales while revenue associated with servicing non-managed care customers is recorded in net sales of services and plans. Eyeglass and contact lens product costs for both managed care and non-managed care net revenue are recorded in costs of products. Increases in managed care mix decrease costs of products as a percentage of net product sales and have a corresponding negative impact on costs of services as a percentage of net sales of services and plans in our Legacy segment.
Costs of services and plans as a percentage of net sales of services and plans increased from 81.5% for the three months ended October 1, 2022 to 87.4% for the three months ended September 30, 2023. The increase was primarily driven by higher growth in optometrist-related costs, and lower product protection plan revenues and Legacy partner management fees, partially offset by higher exam revenue.
Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 89.0% for the three months ended October 1, 2022 to 92.4% for the three months ended September 30, 2023. The increase was primarily driven by growth in optometrist-related costs that was partially offset by higher exam revenue.
Legacy segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 44.0% for the three months ended October 1, 2022 to 50.7% for the three months ended September 30, 2023. The increase was primarily driven by growth in optometrist-related costs and lower management fees from our Legacy partner, partially offset by higher exam revenue.

Selling, general and administrative
SG&A of $249.7 million for the three months ended September 30, 2023 increased $24.7 million, or 11.0%, from the three months ended October 1, 2022. As a percentage of net revenue, SG&A increased from 45.1% for the three months ended October 1, 2022 to 46.9% for the three months ended September 30, 2023. The increase in SG&A as a percentage of net revenue was primarily driven by higher performance-based incentive compensation of 80 basis points, higher payroll of 50 basis points, higher stock-based compensation of 40 basis points, and 40 basis points from other expenses primarily related to the termination of the Walmart partnership, partially offset by 20 basis points from advertising leverage.
Owned & Host SG&A. SG&A as a percentage of net revenue decreased from 39.3% for the three months ended October 1, 2022 to 39.2% for the three months ended September 30, 2023, driven primarily by advertising leverage, partially offset by higher payroll.
Legacy segment SG&A. SG&A as a percentage of net revenue decreased from 38.8% for the three months ended October 1, 2022 to 38.3% for the three months ended September 30, 2023, driven primarily by lower payroll.
Depreciation and amortization
Depreciation and amortization expense of $24.4 million for the three months ended September 30, 2023 decreased $0.4 million, or 1.8%, from $24.9 million for the three months ended October 1, 2022 primarily driven by a decrease in amortization of intangible assets as a result of impairing the Walmart contract and relationship asset during the third quarter of 2023, partially offset by investments in remote medicine technology.
Asset Impairment
We recorded impairment charges of $80.8 million for the three months ended September 30, 2023 compared to $1.3 million for the three months ended October 1, 2022. The majority of the impairment charges in the current period were recorded in connection with the termination of the Walmart Partnership and included impairments at our Legacy and AC Lens operating segments. Refer to Part I. Item 1. Note 2. “Termination of Walmart Partnership” for more detail. In addition, we recorded impairment charges of $1.5 million related to tangible long-lived assets and ROU assets associated with our Owned & Host segment for the three months ended September 30, 2023, which are driven by lower than projected customer sales volume in certain stores, and other entity-specific assumptions. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and the likelihood that these scenarios would be ultimately realized; and the remaining useful lives of the assets. Asset impairment expenses were recognized in Corporate/Other.

Interest expense (income), net
Interest expense (income), net, was $3.7 million for the three months ended September 30, 2023, compared to $(2.0) million for the three months ended October 1, 2022. The change was primarily a result of lower derivative income of $6.3 million and higher Term A Loans expense of $1.4 million, partially offset by higher income on cash balances of $1.7 million.
Income tax provision (benefit)
Our effective tax rates for the three months ended September 30, 2023 and October 1, 2022 were 5.8% and 33.7%, respectively. The change in effective tax rates reflects our statutory federal and state rates of 25.4% and 25.5%, respectively, the disallowance of the Legacy segment goodwill impairment loss for income tax purposes and other permanent items.
Nine Months Ended September 30, 2023 compared to Nine Months Ended October 1, 2022
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for the nine months ended September 30, 2023 compared to the nine months ended October 1, 2022.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Nine Months Ended September 30, 2023	Nine Months Ended October 1, 2022	September 30, 2023	October 1, 2022	Nine Months Ended September 30, 2023		Nine Months Ended October 1, 2022
Owned & Host segment
America’s Best	3.0%	(9.4)%	943	883	$1,113,918	68.8%	$1,043,163	67.9%
Eyeglass World	(1.7)%	(7.7)%	147	136	171,864	10.6%	166,155	10.8%
Military	2.3%	(5.5)%	54	54	17,506	1.1%	17,117	1.1%
Fred Meyer	(5.9)%	(5.4)%	29	29	8,297	0.5%	8,824	0.6%
Owned & Host segment total			1,173	1,102	$1,311,585	81.0%	$1,235,259	80.4%
Legacy segment	(0.7)%	(9.3)%	229	230	116,461	7.2%	116,658	7.6%
Corporate/Other	—	—	—	—	193,142	11.9%	185,521	12.1%
Reconciliations	—	—	—	—	(1,123)	(0.1)%	(965)	(0.1)%
Total	2.3%	(8.0)%	1,402	1,332	$1,620,065	100.0%	$1,536,473	100.0%
Adjusted Comparable Store Sales Growth(3)	2.0%	(9.1)%
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
(3)There are two differences between total comparable store sales growth based on consolidated net revenue and Adjusted Comparable Store Sales Growth: (i) Adjusted Comparable Store Sales Growth includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in a decrease of 0.2% and a decrease of 1.0% from total comparable store sales growth based on consolidated net revenue for the nine months ended September 30, 2023 and October 1, 2022, respectively, and (ii) Adjusted Comparable Store Sales Growth includes retail sales to the Legacy partner’s customers (rather than the revenues recognized consistent with the management & services agreement with the Legacy partner), resulting in a decrease of 0.1% from total comparable store sales growth based on consolidated net revenue for both the nine months ended September 30, 2023 and October 1, 2022.
Total net revenue of $1,620.1 million for the nine months ended September 30, 2023 increased $83.6 million, or 5.4%, from $1,536.5 million for the nine months ended October 1, 2022. The increase was driven by approximately 60% growth from new store sales, 30% by Adjusted Comparable Store Sales Growth and 10% by our AC Lens business.
Comparable store sales growth and Adjusted Comparable Store Sales Growth for the nine months ended September 30, 2023 were 2.3% and 2.0%, respectively, primarily due to an increase in customer transactions and higher average ticket.
In the nine months ended September 30, 2023, we opened 42 new America’s Best stores and 11 Eyeglass World stores, and closed four America’s Best stores and one Legacy store as a result of our Legacy partner’s decision to cease its overall operations at the location. Overall, store count grew 5.3% from October 1, 2022 to September 30, 2023 (60 and 11 net new America’s Best and Eyeglass World stores were added, respectively, and one Legacy store was closed).
Net product sales comprised 82.3% and 82.4% of total net revenue for the nine months ended September 30, 2023 and October 1, 2022, respectively. Net product sales increased $67.7 million, or 5.3%, in the nine months ended September 30, 2023 compared to the nine months ended October 1, 2022, primarily due to a $50.6 million, or 5.9%, increase in eyeglass sales, an $11.1 million, or 3.8%, increase in contact lens sales and a $5.5 million, or 5.2%, increase in wholesale fulfillment.

Net sales of services and plans for the nine months ended September 30, 2023 increased $15.9 million, or 5.9%, compared to the nine months ended October 1, 2022, driven primarily by higher exam revenues of $21.2 million, or 14.5% increase, which was partially offset by a $3.3 million, or 5.7% decrease in product protection plan revenues and a $3.3 million, or 12.3%, decrease in management fees from our Legacy partner.
Owned & Host segment net revenue. Net revenue increased $76.3 million, or 6.2%, driven primarily by new store openings and comparable store sales growth.
Legacy segment net revenue. Net revenue decreased $0.2 million, or 0.2%, driven by negative comparable store sales growth.
Corporate/Other segment net revenue. Net revenue increased $7.6 million, or 4.1%, driven primarily by increases in wholesale fulfillment.
Net revenue reconciliations. The impact of reconciliations negatively impacted net revenue by $0.2 million in the nine months ended September 30, 2023 compared to the nine months ended October 1, 2022. Net revenue was positively impacted by $4.3 million due to the timing of unearned revenue. Net revenue was negatively impacted by $4.4 million primarily due to higher sales of club memberships and product protection plans and lower recognition of product protection plan revenue in the nine months ended September 30, 2023 compared to the nine months ended October 1, 2022.
Costs applicable to revenue
Costs applicable to revenue of $753.9 million for the nine months ended September 30, 2023 increased $50.5 million, or 7.2%, from $703.4 million for the nine months ended October 1, 2022. As a percentage of net revenue, costs applicable to revenue increased from 45.8% for the nine months ended October 1, 2022 to 46.5% for the nine months ended September 30, 2023. This increase as a percentage of net revenue was primarily driven by higher growth in optometrist-related costs of 130 basis points and by 60 basis points due to reduction in components of service revenue, including product protection plan revenue as well as other product mix and margin effects. These costs were partially offset by an 80 basis point effect from higher exam revenue and a 40 basis point effect from increased eyeglass mix and higher eyeglass margin.
Costs of products as a percentage of net product sales decreased from 38.6% for the nine months ended October 1, 2022 to 38.1% for the nine months ended September 30, 2023, primarily driven by increased eyeglass mix and higher eyeglass margin.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales decreased from 28.9% for the nine months ended October 1, 2022 to 28.7% for the nine months ended September 30, 2023, primarily driven by increased eyeglass mix and higher eyeglass margin.
Legacy segment costs of products. Costs of products as a percentage of net product sales decreased from 47.3% for the nine months ended October 1, 2022 to 46.0% for the nine months ended September 30, 2023. The decrease was primarily driven by a higher mix of managed care customer transactions versus non-managed care customer transactions. Legacy segment managed care net product revenue is recorded in net product sales while revenue associated with servicing non-managed care customers is recorded in net sales of services and plans. Eyeglass and contact lens product costs for both managed care and non-managed care net revenue are recorded in costs of products. Increases in managed care mix decrease costs of products as a percentage of net product sales and have a corresponding negative impact on costs of services as a percentage of net sales of services and plans in our Legacy segment.
Costs of services and plans as a percentage of net sales of services and plans increased from 79.4% for the nine months ended October 1, 2022 to 85.7% for the nine months ended September 30, 2023. The increase was primarily driven by growth in optometrist-related costs, lower product protection plan revenues and lower management fees from our Legacy partner, partially offset by higher exam revenue.
Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 86.6% for the nine months ended October 1, 2022 to 90.5% for the nine months ended September 30, 2023. The increase was primarily driven by growth in optometrist-related costs, partially offset by higher exam revenue.
Legacy segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 43.4% for the nine months ended October 1, 2022 to 48.5% for the nine months ended September 30, 2023. The increase was primarily driven by lower management fees from our Legacy partner.

Selling, general and administrative
SG&A of $743.6 million for the nine months ended September 30, 2023 increased $62.2 million, or 9.1%, from the nine months ended October 1, 2022. As a percentage of net revenue, SG&A increased from 44.3% for the nine months ended October 1, 2022 to 45.9% for the nine months ended September 30, 2023. The increase in SG&A as a percentage of net revenue was primarily driven by higher performance-based incentive compensation of 80 basis points, higher payroll of 60 basis points, higher stock-based compensation of 20 basis points, and higher occupancy expense of 20 basis points, partially offset by advertising leverage of 30 basis points.
Owned & Host SG&A. SG&A as a percentage of net revenue increased from 38.1% for the nine months ended October 1, 2022 to 38.3% for the nine months ended September 30, 2023, driven primarily by higher payroll and occupancy expense, partially offset by advertising leverage.
Legacy segment SG&A. SG&A as a percentage of net revenue decreased from 37.8% for the nine months ended October 1, 2022 to 37.2% for the nine months ended September 30, 2023, driven primarily by lower payroll.
Depreciation and amortization
Depreciation and amortization expense of $74.1 million for the nine months ended September 30, 2023 decreased $1.1 million, or 1.5%, from $75.2 million for the nine months ended October 1, 2022 primarily driven by a shift to cloud-based software investments that are amortized in SG&A and a decrease in amortization of intangible assets as a result of impairing the Walmart contracts and relationship asset during the third quarter of 2023, partially offset by investments in remote medicine technology and new store openings.
Asset impairment
We recorded impairment charges of $82.1 million for the nine months ended September 30, 2023 compared to $5.2 million recorded during the nine months ended October 1, 2022. The majority of the impairment charges were recorded in connection with the termination of the Walmart partnership and included impairments at our Legacy and AC Lens operating segments. Refer to Note 2. “Termination of Walmart Partnership” for more detail. In addition, we recorded impairment charges of $2.8 million related to tangible long-lived assets and ROU assets primarily associated with our Owned & Host segment for the nine months ended September 30, 2023, which are driven by lower than projected customer sales volume in certain stores, and other entity-specific assumptions. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and the likelihood that these scenarios would be ultimately realized; and the remaining useful lives of the assets. Asset impairment expenses were recognized in Corporate/Other.
Interest expense (income), net
Interest expense (income), net was $10.4 million for the nine months ended September 30, 2023, compared to $(2.2) million for the nine months ended October 1, 2022. The change was primarily a result of lower derivative income of $13.8 million and higher Term A Loans expense of $4.7 million, partially offset by higher income on cash balances of $5.8 million.
Income tax provision
Our effective tax rates for the nine months ended September 30, 2023 and October 1, 2022 were (13.5)% and 29.8%, respectively. The change in effective tax rates reflects our statutory federal and state rates of 25.4% and 25.5%, respectively, the disallowance of the Legacy segment goodwill impairment loss for income tax purposes and other permanent items.

Non-GAAP Financial Measures
Adjusted Operating Income, Adjusted Operating Margin, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Diluted EPS.
We define Adjusted Operating Income as net income (loss), plus interest expense (income), net and income tax provision (benefit), further adjusted to exclude stock-based compensation expense, loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, amortization of acquisition intangibles, Enterprise Resource Planning (“ERP”) implementation expenses and certain other expenses. We define Adjusted Operating Margin as Adjusted Operating Income as a percentage of net revenue. We define EBITDA as net income (loss), plus interest expense (income), net, income tax provision (benefit) and depreciation and amortization. We define Adjusted EBITDA as net income (loss), plus interest expense (income), net, income tax provision (benefit) and depreciation and amortization, further adjusted to exclude stock-based compensation expense, loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, ERP implementation expenses and certain other expenses. We define Adjusted EBITDA Margin as Adjusted

EBITDA as a percentage of net revenue. We define Adjusted Diluted EPS as diluted earnings (loss) per share, adjusted for the per share impact of stock-based compensation expense, loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, amortization of acquisition intangibles, amortization of debt discounts and deferred financing costs of our term loan borrowings, amortization of the conversion feature and deferred financing costs related to our 2025 Notes when not required under U.S. GAAP to be added back for diluted earnings (loss) per share, losses (gains) on change in fair value of derivatives, ERP implementation expenses, certain other expenses, and tax expense (benefit) from stock-based compensation, less the tax effect of these adjustments.
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

The following table reconciles our Adjusted Operating Income, Adjusted Operating Margin, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin to net income; and Adjusted Diluted EPS to diluted EPS for the periods presented:

	Three Months Ended				Nine Months Ended
In thousands	September 30, 2023		October 1, 2022		September 30, 2023		October 1, 2022
Net income (loss)	$(73,798)	(13.9)%	$11,502	2.3%	$(49,914)	(3.1)%	$51,383	3.3%
Interest expense (income), net	3,722	0.7%	(1,977)	(0.4)%	10,425	0.6%	(2,158)	(0.1)%
Income tax provision (benefit)	(4,521)	(0.8)%	5,834	1.2%	5,929	0.4%	21,837	1.4%
Stock-based compensation expense (a)	5,252	1.0%	3,168	0.6%	15,040	0.9%	10,540	0.7%
Asset impairment (b)	80,834	15.2%	1,263	0.3%	82,114	5.1%	5,178	0.3%
Amortization of acquisition intangibles (c)	977	0.2%	1,872	0.4%	4,721	0.3%	5,616	0.4%
ERP implementation expenses (f)	173	0.0%	—	—%	173	0.0%	—	—%
Other (g)	3,068	0.6%	(199)	(0.0)%	3,540	0.2%	2,151	0.1%
Adjusted Operating Income / Adjusted Operating Margin	$15,707	3.0%	$21,463	4.3%	$72,028	4.4%	$94,547	6.2%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding. Some of the percentage totals in the table above do not foot due to rounding differences.

	Three Months Ended				Nine Months Ended
In thousands	September 30, 2023		October 1, 2022		September 30, 2023		October 1, 2022
Net income (loss)	$(73,798)	(13.9)%	$11,502	2.3%	$(49,914)	(3.1)%	$51,383	3.3%
Interest expense (income), net	3,722	0.7%	(1,977)	(0.4)%	10,425	0.6%	(2,158)	(0.1)%
Income tax provision (benefit)	(4,521)	(0.8)%	5,834	1.2%	5,929	0.4%	21,837	1.4%
Depreciation and amortization	24,407	4.6%	24,852	5.0%	74,149	4.6%	75,248	4.9%
EBITDA	(50,190)	(9.4)%	40,211	8.1%	40,589	2.5%	146,310	9.5%

Stock-based compensation expense (a)	5,252	1.0%	3,168	0.6%	15,040	0.9%	10,540	0.7%
Asset impairment (b)	80,834	15.2%	1,263	0.3%	82,114	5.1%	5,178	0.3%
ERP implementation expenses (f)	173	0.0%	—	—%	173	0.0%	—	—%
Other (g)	3,068	0.6%	(199)	(0.0)%	3,540	0.2%	2,151	0.1%
Adjusted EBITDA / Adjusted EBITDA Margin	$39,137	7.4%	$44,443	8.9%	$141,456	8.7%	$164,179	10.7%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding. Some of the percentage totals in the table above do not foot due to rounding differences.

	Three Months Ended		Nine Months Ended
In thousands, except per share amounts	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Diluted EPS	$(0.94)	$0.15	$(0.64)	$0.63
Stock-based compensation expense (a)	0.07	0.04	0.19	0.11
Asset impairment (b)	1.03	0.02	1.05	0.06
Amortization of acquisition intangibles (c)	0.01	0.02	0.06	0.06
Amortization of debt discount and deferred financing costs (d)	0.01	0.01	0.03	0.01
Losses (gains) on change in fair value of derivatives (e)	0.03	(0.08)	0.08	(0.18)
ERP implementation expenses (f)	0.00	—	0.00	—
Other (j)	0.04	(0.00)	0.05	0.02
Tax expense (benefit) from stock-based compensation (h)	0.00	(0.00)	0.01	0.00
Tax effect of total adjustments (i)	(0.11)	(0.00)	(0.17)	(0.02)
Adjusted Diluted EPS	$0.15	$0.15	$0.66	$0.69

Weighted average diluted shares outstanding	78,163	79,304	78,328	93,477
Note: Some of the totals in the table above do not foot due to rounding differences.
(a)Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and performance vesting conditions.
(b)Reflects write-off related to impairment of long-lived assets, primarily goodwill of the Legacy Segment, Walmart contracts and relationship asset, property and equipment at Walmart stores and associated with our AC Lens business, and impairment of property, equipment and lease-related assets on closed or underperforming stores.
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
(f)Costs related to the Company’s ERP implementation.
(g)Other adjustments include amounts that management believes are not representative of our operating performance (amounts in brackets represent reductions in Adjusted Operating Income, Adjusted Diluted EPS and Adjusted EBITDA), which are primarily costs related to the termination of the Walmart partnership of $2.1 million for the three and nine months ended September 30, 2023, excess payroll taxes on vesting of restricted stock units and exercises of stock options, executive severance and relocation and other expenses and adjustments, including losses on other investments of $0.3 million for the nine months ended October 1, 2022.
(h)Tax expense (benefit) associated with accounting guidance requiring excess tax expense (benefit) related to vesting of restricted stock units and exercises of stock options to be recorded in earnings as discrete items in the reporting period in which they occur.
(i)Represents the income tax effect of the total adjustments at our combined statutory federal and state income tax rates, excluding Walmart goodwill impairment charges of $60.1 million for the three and nine months ended September 30, 2023.
(j)Reflects other expenses in (g) above, including debt issuance costs of $0.2 million for the nine months ended September 30, 2023.
Liquidity and Capital Resources
Our primary cash needs are for inventory, payroll, store rent, advertising, capital expenditures associated with new stores and updating existing stores, as well as information and remote medicine technology and infrastructure, including our corporate office, distribution centers, and laboratories. When appropriate, the Company may utilize excess liquidity towards debt service requirements, including voluntary debt prepayments, or required interest and principal payments, if any, as well as repurchases of common stock or other securities, based on excess cash flows. The most significant components of our operating assets and liabilities are inventories, accounts receivable, prepaid expenses and other assets, accounts payable, deferred and unearned revenue and other payables and accrued expenses. We exercise prudence in our use of cash and closely monitor various items related to cash flow including, but not limited to, cash receipts, cash disbursements, payment terms and alternative sources of funding. We continue to be focused on these items in addition to other key measures we use to determine how our consolidated business and operating segments are performing. We believe that cash on hand, cash expected to be generated from operations and the availability of borrowings under our Revolving Loans will be sufficient to fund our working capital requirements, liquidity obligations, anticipated capital expenditures, and payments due under our existing debt for the next 12 months and thereafter for the foreseeable future. Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the prepayment, refinancing or issuance of debt, issuance of equity or other securities, the proceeds of which could provide additional liquidity for our operations, as well as modifications to our Term A Loans where possible. We recently refinanced our Term A Loans and Revolving Loans, extending their maturity to 2028. Refer to Part I. Item 1. Note 5. “Long-term Debt” for more information. Our ability to maintain sufficient liquidity may be affected by numerous factors, many of which are outside of our control. We primarily fund our working capital needs using cash provided by operations. Our working capital requirements for inventory will increase as we continue to open additional stores.
As of September 30, 2023, we had $265.8 million in cash and cash equivalents and $293.6 million of availability under our Revolving Loans, which includes $6.4 million in outstanding letters of credit.
As of September 30, 2023, we had $148.1 million of Term A Loans outstanding under our credit agreement. We were in compliance with all covenants related to our long-term debt as of September 30, 2023.
The following table summarizes cash flows provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended
In thousands	September 30, 2023	October 1, 2022
Cash flows provided by (used for):
Operating activities	$153,272	$121,337
Investing activities	(82,579)	(86,067)
Financing activities	(34,165)	(84,624)
Net change in cash, cash equivalents and restricted cash	$36,528	$(49,354)
Net Cash Provided by Operating Activities
Cash flows provided by operating activities increased $31.9 million from $121.3 million during the nine months ended October 1, 2022 to $153.3 million for the nine months ended September 30, 2023. Changes in net working capital and other assets and liabilities contributed $43.6 million of cash year-over-year. A lower net income of $101.3 million, partially offset by the increase in non-cash adjustments of $89.6 million compared to the nine months ended October 1, 2022, used $11.7 million net in year-over-year cash. Both the decrease in net income and increase in non-cash adjustments were primarily driven by the termination of the Walmart partnership and related impairment charges of $79.4 million.
Increases in other liabilities during the nine months ended September 30, 2023 contributed $36.8 million in year-over-year cash primarily due to increases in compensation-related accruals. Decreases in accounts receivable contributed $11.6 million in year-over-year cash primarily due to an increase in the CARES Act receivable during the nine months ended October 1, 2022 that did not recur during the nine months ended September 30, 2023, as well as a decrease in credit card receivables. These were partially offset by decreases in accounts payable that used $7.0 million in year-over-year cash, primarily as a result of timing of payments.
Net Cash Used for Investing Activities
Net cash used for investing activities decreased by $3.5 million, to $82.6 million, during the nine months ended September 30, 2023 from $86.1 million during the nine months ended October 1, 2022. The year-over-year decrease was primarily due to lower remote medicine and information technology infrastructure investments, partially offset by investments in our labs and distribution center. Refer to Part I. Item 1. Note 1. “Description of Business and Basis of Presentation” for more information on other investments.
Net Cash Used For Financing Activities
Net cash used for financing activities was $34.2 million during the nine months ended September 30, 2023 as compared to $84.6 million during the nine months ended October 1, 2022. The $50.5 million year-over-year decrease in cash used for financing activities was primarily due to decreased purchases of treasury stock of $56.0 million offset by payments of debt issuance costs of $2.9 million during the nine months ended September 30, 2023.
Share Repurchase Authority
During the nine months ended September 30, 2023 and October 1, 2022, the Company repurchased 1.1 million shares of its common stock for $25.0 million, and 2.7 million shares of its common stock for $80.0 million, respectively, under the share repurchase program. As of September 30, 2023, $25.0 million remains available under the share repurchase authorization.

Material Cash Requirements
There were no material changes outside the ordinary course of business in our material cash requirements and commercial commitments from those reported in the 2022 Annual Report on Form 10-K. The refinancing of our Term A Loans and Revolving Loans changed the timing of the repayment of our Term A Loans from what was presented in the 2022 Annual Report on Form 10-K. Refer to Part I. Item 1. Note 5. “Long-term Debt” in this Form 10-Q for the new payment schedule.
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
Critical Accounting Policies and Estimates
Management has evaluated the accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the 2022 Annual Report on Form 10-K, in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the 2022 Annual Report on Form 10-K. In connection with the termination of the Walmart MSA, the Company recorded a total of $79.4 million of long-lived assets impairment in the third quarter of fiscal 2023. Refer to Part I. Item 1. Note 2. “Termination of Walmart Partnership” for more detail.
Adoption of New Accounting Pronouncements
There have been no material changes due to recently issued or adopted accounting standards since those disclosed in our 2022 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We have market risk exposure from changes in interest rates. When appropriate, we use derivative financial instruments to mitigate the risk from such exposure. A discussion of our accounting policies for derivative financial instruments is included in Note 4. “Fair Value Measurement” and Note 6. “Interest Rate Derivatives” to our unaudited condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q.
A portion of our debt bears interest at variable rates. If market interest rates increase, the interest rate on our variable rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. Our interest rate collar is intended to mitigate some of the effects of increases in interest rates.
As of September 30, 2023, $148.1 million of Term A Loans borrowings were subject to variable interest rates, with a weighted average borrowing rate of 3.6%. An increase to market rates of 1.0% as of September 30, 2023 would not result in a material increase to interest expense. Assuming a decrease to market rates of 1.0% as of September 30, 2023, the resulting increase to interest expense related to the interest rate derivative would be approximately $2 million. For more information about quantitative and qualitative disclosures about market risk, please see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in Part II. of the 2022 Annual Report on Form 10-K.

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
In accordance with Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2023. Based on that evaluation, the CEO and the CFO have concluded that the Company’s current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic filings with the SEC is made known to them in a timely manner.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Following receipt of notice of non-renewal by Walmart on July 20, 2023, our partnership with Walmart, which includes supplying and operating Vision Centers in select Walmart stores and arranging for the provision of optometric services at certain Walmart locations in California, is ending effective February 23, 2024 unless an alternate date is agreed by the parties. Additionally, the agreements governing our provision of contact lens distribution and related services to Walmart and Sam’s Club are terminating effective June 30, 2024 unless an earlier date is agreed by the parties. The Company will also wind down its remaining AC Lens operations, including the closure of its Ohio distribution center, which largely supported the whole distribution and ecommerce contact lens services that we provided to Walmart and Sam’s Club. The termination of the Walmart partnership and the wind down of AC Lens will result in a reduction of our revenues, profitability and cash flows, and therefore, will adversely affect our business, financial condition and results of operations, which could be material. In addition, in connection with the termination of these agreements, we recorded impairment charges of $79.4 million for the three and nine months ended September 30, 2023, including $60.1 million related to goodwill, $9.1 million related to contracts and relationships, and $10.2 million related to property & equipment, which adversely impacted our profitability during these periods. Additional asset impairment charges may be possible as we further evaluate the effect of the termination on our business.

Certain of the agreements include pre-termination transition and post-termination obligations of the parties, including a solicitation period for Walmart to offer employment or similar arrangements to certain associates and optometrists from specified Vision Centers. The transition period presents numerous risks and may cause disruption to these businesses, including, without limitation, a potential reduction in sales, productivity and focus, and may make it harder to retain associates and optometrists, which in turn could adversely affect our financial condition and results of operations. The termination of the Walmart partnership could negatively impact other parts of our business, including, without limitation, impairing our ability to attract and retain management, associates and optometrists, to compete for managed vision care contracts, to obtain favorable terms from vendors and to generate cash to fund our business. While we are seeking to reduce costs and replace any lost business with new America’s Best or Eyeglass World stores and by other means, we may not be successful in our efforts. In addition, the termination of the Walmart partnership has adversely affected, and may continue to adversely affect, the market price of our common stock, regardless of our actual operating performance during the transition period and thereafter.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Rule 10b5-1 Trading Plans
On August 30, 2023, L. Reade Fahs, the Company’s Chief Executive Officer, modified a Rule 10b5-1 trading arrangement, originally adopted on June 2, 2023. The modified trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the potential sale of up to an aggregate of 260,000 shares of the Company’s common stock until the earlier of (1) May 31, 2024 and (2) the date on which all such shares have been sold under the plan.

Item 6. Exhibits.
Exhibit Index

Exhibit No.	Exhibit Description
3.1	Third Amended and Restated Certificate of Incorporation of National Vision Holdings, Inc. - incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 10, 2021.
3.2	Third Amended and Restated Bylaws of National Vision Holdings, Inc. - incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 10, 2021.
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Vision Holdings, Inc.

Dated: November 9, 2023	By:	/s/ L. Reade Fahs
Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2023	By:	/s/ Melissa Rasmussen
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)