Form 10-K
period 2023-12-30
National Vision Holdings, Inc.
filed 2024-02-27
CIK 1710155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2023
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
If emerging growth company, indicate by check mark if the registrant has elected not to use the excluded transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 1, 2023, the last day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.7 billion (based upon the closing sale price of the common stock on last trading date of the quarter on the Nasdaq).
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date

Class	Outstanding at February 16, 2024
Common Stock, $0.01 par value per share	78,312,620
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 30, 2023.

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
Risks Related to Our Business and Operations
•The termination of our partnership with Walmart, including the transition period and other wind down activities, will have an impact on our business, revenues, profitability and cash flows, which impact could be material.
•Market volatility, an overall decline in the health of the economy and other factors impacting consumer spending, including inflation, uncertainty in financial markets, recessionary conditions, escalated interest rates, the timing and issuance of tax refunds, governmental instability, war and natural disasters, may affect consumer purchases, which could reduce demand for our products and materially harm our sales, profitability and financial condition.
•Failure to recruit and retain vision care professionals for in-store roles or to provide remote care offerings could adversely affect our business, financial condition and results of operations.
•The optical retail industry is highly competitive, and if we do not compete successfully, our business may be adversely impacted.
•If we fail to open and operate new stores in a timely and cost-effective manner or fail to successfully enter new markets, our financial performance could be materially and adversely affected.
•If the performance of our Host and Legacy brands declines or we are unable to maintain or extend our operating relationships with our Host partners, our business, profitability and cash flows may be adversely affected and we may be required to incur impairment charges.
•We are a low-cost provider and our business model relies on the low cost of inputs. Factors such as wage rate increases, inflation, cost increases, increases in the price of raw materials and energy prices could have a material adverse effect on our business, financial condition and results of operations.
•We require significant capital to fund our expanding business.
•Our growth strategy could strain our existing resources and cause the performance of our existing stores to suffer.
•The COVID-19 pandemic and related impacts, have had, and may in the future continue to have, a material adverse impact on our business.
•Our success depends upon our marketing, advertising and promotional efforts. If we are unable to implement them successfully or efficiently, or if our competitors are more effective than we are, we may experience a material adverse effect on our business, financial condition and results of operations.
•We are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs.
•Certain technological advances, greater availability of, or increased consumer preferences for, vision correction alternatives to prescription eyeglasses or contact lenses, or future drug development for the correction of vision-related problems may reduce the demand for our products and adversely impact our business and profitability.
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
•Our e-commerce and omni-channel business faces distinct risks, and our failure to successfully manage those risks could have a negative impact on our profitability.
•We depend on our distribution centers and optical laboratories.
•We may incur losses arising from our investments in technological innovators in the optical retail industry, including artificial intelligence, which would negatively affect our financial results.
•Environmental, social and governance (“ESG”) issues, including those related to climate change, could have a material adverse effect on our business, financial condition and results of operations.
•Changing climate and weather patterns leading to severe weather and disasters may cause significant business interruptions and expenditures.

Risks Related to Our Dependence on Third Parties
•Our future operational success depends on our ability to develop, maintain and extend relationships with managed vision care companies, vision insurance providers and other third-party payors.
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
•We are subject to rapidly changing and increasingly stringent laws, regulations, contractual obligations, and industry standards relating to privacy, data security and data protection, which could subject us to liabilities that adversely affect our business, operations and financial performance.
•We could be adversely affected by product liability, product recall or personal injury issues.
•Failure to comply with laws, regulations and enforcement activities or changes in statutory, regulatory, accounting and other legal requirements could potentially impact our operating and financial results.
•Adverse judgments or settlements resulting from legal proceedings relating to our business operations could materially adversely affect our business, financial condition and results of operations.
•We may not be able to adequately protect our intellectual property, which could harm the value of our brand and adversely affect our business.
Risks Related to Our Indebtedness
•We have a significant amount of indebtedness which could adversely affect our business and financial position, including by limiting our business flexibility and preventing us from meeting our debt obligations.
•A change in interest rates may adversely affect our business.
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
•Our certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, associates or stockholders.
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
General
We are one of the largest optical retailers in the United States (“U.S.”) and a leader in the attractive value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best, regardless of their budget. Our mission is to make quality eye care and eyewear affordable and accessible to all Americans. We achieve this by providing eye exams, eyeglasses and contact lenses to value seeking and lower income consumers. We deliver exceptional value and convenience to our customers, with an opening price point that strives to be among the lowest in the industry. We reach our customers through a diverse portfolio of 1,413 retail stores across five brands and 13 consumer websites as of December 30, 2023, our 2023 fiscal year end.
Our Corporate History
Through our corporate predecessors, we commenced operations in 1990. In 2005, private equity funds managed by Berkshire Partners LLC (“Berkshire”) acquired us as well as the entity that owned America’s Best Contacts and Eyeglasses (“America’s Best”) stores, merging our operations. We acquired the Eyeglass World store chain in 2009 and, after a multi-year partnership, we acquired Arlington Contact Lens Service, Inc. (“AC Lens”) in 2011 to bolster our e-commerce platform.
In March 2014, we were acquired (the “KKR Acquisition”) by affiliates of KKR & Co. Inc. (“KKR”). In October 2017, we completed the initial public offering of our common stock (the “IPO”). By August 2019, each of KKR and Berkshire had sold their remaining holdings of our common stock.

Our Business Model
Our history of profitable growth is founded on a commitment to providing exceptional value and convenience to customers. Our disciplined approach to new store openings, combined with our attractive store economics, has led to strong returns on investment. The following chart depicts our new store growth:

Note: Represents stores in operations across all five company retail brands at the end of each fiscal year.
The fundamentals of our model are described below:
•Differentiated and Defensible Value Proposition. We believe our success is driven by our value-based offerings, convenient locations, broad assortment of branded and private label merchandise and the high levels of in-store service provided by our well-trained and passionate store associates and vision care professionals. We believe our bundled offers, including two pairs of eyeglasses plus an eye exam for $79.95 at America’s Best and two-pairs of eyeglasses for $89 at Eyeglass World, are among the lowest price offerings of any national chain. Our ability to utilize national advertising for America’s Best allows us to communicate this value proposition to a meaningfully greater number of current and potential customers. We believe that our value proposition will continue to drive comparable store sales growth as we attract new customers and increase loyalty with existing customers.
•Recurring Revenue Characteristics. Eye care purchases are predominantly a medical necessity and are therefore considered non-discretionary in nature. While there are ranges of customer behaviors based on demographics and other factors, it is estimated that optical consumers typically replace their eyeglasses every two to three years and their contact lenses every six to 12 months, reflecting the predictability of these recurring purchase behaviors. This is further demonstrated by the customer mix of our mature stores, with existing customers representing 66% of total customers in 2023 and new customers representing the remaining 34% of total customers in 2023.
•Attractive Store Economics. Since 2006, we have opened 1,000 stores in the aggregate, including 970 stores under our America’s Best and Eyeglass World retail brands. Our store economics are based on low capital investment, steady ramping of sales in new locations, low operating costs and consistent sales volume and earnings growth in mature stores, which result in attractive returns on capital. By consistently replicating the key characteristics of our store model, we execute a formula-based approach to opening new stores and managing existing stores, which has delivered predictable store performance across vintages, diverse geographies, and new and existing markets. Our new store model targets a store size between 3,500 to 4,500 square feet and an average new store cash investment of approximately $0.4 million to $0.6 million, in furniture, fixtures, leaseholds and equipment for new stores, net of tenant incentives. Our new store model targets sales in the fifth year of operation in the range of $1.5 million to $1.7 million, with at least 55% of year five sales targeted in the first full year of operation. Our new store model targets vary for America’s Best and Eyeglass World stores to reflect differences by brand, markets and geography. The majority of our owned stores have achieved profitability during the second year of operation and have paid back invested capital in three to five years.

•Grow Our Store Base. We believe that we continue to have significant expansion opportunities in the U.S. We have adopted a disciplined expansion strategy designed to leverage the strengths of our compelling and distinct value proposition and recognized America’s Best and Eyeglass World brand names to develop new stores successfully in an array of markets that are primed for growth, including new, existing, small and large markets. We have an established partnership with a third-party real estate data analytics firm to evaluate potential new America’s Best and Eyeglass World stores. The analysis suggests that we can grow America’s Best to at least 1,300 stores and Eyeglass World to at least 850 stores, inclusive of those already open. We believe that these two brands can accordingly grow from 1,105 stores as of December 30, 2023 to a total of at least 2,150 stores in the long-term.
Our Business
The following table provides an overview of our portfolio of brands, excluding the Legacy segment stores and websites that we operated as of December 30, 2023 but no longer operate or will cease to operate in 2024 (see “Our Partner Brands” below for more information):
Overview of Our Brands and Omni-channel & E-commerce Platform

Owned & Host Brands

Lowest Price	Eyewear Value Superstore	Shop-Within-A-Shop	Commissary Store
Employed ODs	Mostly Independent ODs	Mostly Independent ODs	Mostly Independent ODs
957 Stores	148 Stores	29 Stores	54 Stores
~3,500 sq. ft.	~4,500 sq. ft.	~800 sq. ft.	~1,000 sq. ft.
~1,400 SKUs	~1,400 SKUs	~600 SKUs	~800 SKUs
Centralized Lab	Lab in Store / Centralized Lab	Centralized Lab	Centralized Lab

OMNI-CHANNEL & E-COMMERCE

Note: Store count as of December 30, 2023. SKU figures refer to eyeglass frame SKUs. ODs are Doctors of Optometry.
We reach customers through a portfolio of brands described below. All of our brands leverage our highly efficient centralized laboratory network and distribution system, which helps us minimize production and distribution costs. As one of the largest purchasers of eyeglass frames, eyeglass lenses and contact lenses in the U.S., we also benefit from centralized procurement efforts and purchasing economies of scale.
Our America’s Best Brand. America’s Best strives to be the value leader in virtually every market in which it operates. Its signature offer of “two pairs of eyeglasses for $79.95, including a free eye exam,” is typically priced significantly lower than the competition and provides customers with a wide selection of frame choices at this entry point. In America’s Best stores, vision care services are provided by optometrists employed either by us or by independent professional corporations or similar entities. This model facilitates the brand’s bundled offer and its Eyecare Club programs, which offer two free eye exams per year for the duration of the membership plus a discount on contact lenses and eyeglasses. By leveraging our efficient centralized laboratory network, America’s Best stores are able to minimize processing costs and drive significant economies of scale. These stores typically stock eyeglass frame imports from low-cost overseas manufacturers, higher-margin private label brands and discounted well-known frame brands. America’s Best stores are primarily located in high-traffic strip centers next to other value-focused retailers.
Our Eyeglass World Brand. Eyeglass World also offers a value price point for customers, with an opening offer of “two pairs of eyeglasses for $89.” This brand is positioned as an eyeglass superstore with a broad selection of designer brands and price points and offers a highly personalized level of service. We source eyeglass frames for our Eyeglass World stores from leading designer brands, private label manufacturers and low-cost overseas manufacturers. Eyeglass World locations offer eye exams, primarily from independent optometrists and optometrists employed by independent professional corporations or similar entities and have on-site laboratories that enable stores to quickly fulfill customer orders and make repairs on site. Lens orders that are not completed in store are completed by our centralized laboratory network. These stores are primarily located in freestanding or in-line locations near high-foot-traffic shopping centers.
Our Partner Brands. We have two continuing partner brands consisting of 54 Vista Optical locations on military bases and 29 Vista Optical locations within select Fred Meyer stores as of December 30, 2023. Our partner brands all compete within the value segment of the U.S. optical retail industry. These brands combine a broad selection of products and attentive customer service with the convenience of one-stop shopping. These brands also utilize our centralized laboratories and provide eye exams principally by independent optometrists in nearly all locations.
As of December 30, 2023, our partner brands also included the operation of 225 Vision Centers in select Walmart stores through the Management & Services Agreement by and between NVI and Walmart Inc. (“Walmart”), dated as of May 1, 2012 (as amended, supplemented or otherwise modified from time to time, the “Walmart MSA”). On July 20, 2023, we received a notice of non-renewal from Walmart of the Walmart MSA (the “MSA Termination”). In accordance with the terms of the Walmart MSA and the notice, the agreement terminated on February 23, 2024 and we no longer operate Vision Centers for Walmart.
Our Omni-Channel and E-Commerce Platforms. We offer our customers an engaging digital shopping experience through an established platform of omni-channel store websites, and dedicated e-commerce consumer websites. Our omni-channel store websites augment our America’s Best, Eyeglass World and Vista Optical in military brands and provide a customer experience that extends across our in-store, mobile and e-commerce channels. We offer a range of services to customers, including eyeglass purchasing, online scheduling and appointment reminders, contact lens purchasing, “buy-in-store and ship-to-home” capabilities and online frame browsing, among others. Our omni-channel offerings work in concert with these brands to enhance the overall quality of the customer experience.
As of December 30, 2023, our dedicated e-commerce websites were managed by our subsidiary, AC Lens. AC Lens has historically operated proprietary, branded websites and operated and provided support services for third-party websites owned by other companies, including Walmart and Sam’s Club. Following the receipt of the MSA Termination, AC Lens delivered notices of non-renewal of the agreements it has with Walmart and Sam’s Club regarding wholesale contact lenses distribution and related services, such that these agreements will terminate as of June 30, 2024, unless an earlier date is agreed by the parties and the Company will wind down its remaining AC Lens operations, including the closure of its Ohio distribution center, which largely supported the wholesale distribution and e-commerce contact lens services that the Company provided to Walmart and Sam’s Club. Our e-commerce platform related to websites associated with our store brands will continue to operate, as will certain websites historically managed by AC Lens. We are planning to transition the order fulfillment functions currently handled by AC Lens to a third-party vendor.
In the aggregate, sales from our omni-channel and e-commerce platforms, which include “buy-in-store and ship-to-home” transactions, represented approximately 9.9% and 11.2% of net revenue in fiscal year 2023 and 2022, respectively.
Reportable segments:
We had two reportable segments as of December 30, 2023: our Owned & Host segment and our Legacy segment. Our Owned & Host segment includes our two owned brands, America’s Best and Eyeglass World, as well as our partner brands, Vista Optical locations within select Fred Meyer stores and Vista Optical locations on select military bases. Our Legacy segment consisted of our partnership with Walmart to operate Vision Centers in select Walmart stores that ended on February 23, 2024. See Part II. Item 8. Note 15. “Segment Reporting” for more information.
Other operations not classified in reportable segments include:
•Our wholly-owned subsidiary, FirstSight Vision Services, Inc. (“FirstSight”), which is licensed as a single-service health plan under California law, issues individual vision plans in connection with our America’s Best operations in California. Until February 23, 2024, it also arranged for the provision of optometric services at optometric offices next to certain Walmart stores throughout California.
•Our e-commerce platform, which is managed by our wholly-owned subsidiary, AC Lens, serves our proprietary e-commerce websites and the e-commerce websites of third parties, including Walmart, Sam’s Club and Giant Eagle. AC Lens handles site management, customer relationship management (“CRM”) and order fulfillment and also sells a wide variety of contact lenses, eyeglasses and eye care accessories. Refer to “Our Omni-Channel and E-Commerce Platforms.” above for more information about the wind down of AC Lens operations.

Our Industry1
We operate in the U.S. optical retail industry, which is defined by The Vision Council to include the sale of exams, frames, lenses, contact lenses, plano sunglasses and readers. We believe the industry’s continued growth and its resilience to economic cycles is due in large part to the medical, non-discretionary and recurring nature of eye care purchases.
The majority of eyewear purchases are driven by need, with two primary drivers of demand: (i) diminishing eyesight with increasing age, causing new customers to buy corrective eyewear, and (ii) a steady and consistent replacement cycle as customers replace or purchase new eyewear for a variety of reasons, including changes in prescriptions, fashion trends and necessity (e.g., lost or broken eyewear).
The need for eyesight correction is diagnosed through eye tests and eye exams.
We anticipate that there are four key secular growth trends that will continue to contribute to the stability and growth of the U.S. optical retail industry:
•Aging Population. According to The Vision Council, approximately 80% of adults in the U.S. use some form of vision correction, and there is a significant increase in the use of vision correction above age 45, with further increases above age 55. As the U.S. population ages and life expectancy increases, the pool of potential customers and opportunities for repeat purchases in the optical retail industry are anticipated to rise. Given that eyesight deteriorates progressively with age, aging of the U.S. population should result in incremental sales of eyewear and related accessories.
•Consistent Replacement Cycle. The repetitive and predictable nature of customer behavior results in a significant volume of recurring revenue for the optical retail industry. The purchasing cycle of vision correction devices is closely tied to the frequency with which consumers obtain eye exams. Most optometrists recommend annual eye exams as a preventive measure against serious eye conditions and to help patients identify changes in their vision correction needs. According to the Vision Council, approximately 115 million eye exams were performed in the U.S. during 2023. While there are ranges of customer behaviors based on demographics and other factors, it is estimated that optical consumers typically replace their eyeglasses every two to three years and their contact lenses every six to 12 months, reflecting the predictability of these recurring purchase behaviors.
•Increased Usage of Computer and Mobile Screens. Due to the proliferation of smartphones, laptops, tablets and other electronic devices, the U.S. population has experienced a dramatic increase in the amount of time spent viewing electronic screens. According to The Vision Council, about 90% of American adults reported using digital devices for more than three hours per day with approximately 80% reporting experiencing symptoms of digital eye strain. This is anticipated to result in a larger percentage of the population suffering from screen-related vision problems, driving incremental sales of vision correction devices, such as traditional eyeglasses and contact lenses, as well as higher margin products designed specifically to counteract the effect of looking at screens for prolonged stretches of time. Additionally, we believe that remote working and learning arrangements that were necessitated by the COVID-19 pandemic have led to increased use of electronic screens.
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
1 In recent years, the Vision Council has made multiple updates to its methodology for estimating the size of the optical retail industry including the use of new and updated sources for such data that had not been previously utilized for past industry estimates. As more recent estimates are not comparable to estimates that the Company had disclosed in previous annual reports on Form 10-K, the Company continues to evaluate the updated methodology and the new market estimate of a $65.6 billion optical retail industry in 2023 under such revised methodology at this time.

Our Products and Services
Within our store brands, we primarily offer two products and one service: eyeglasses, contact lenses and eye exams. Nonetheless, our diverse product portfolio encompasses many brand names and thousands of stock keeping units (“SKUs”). Offerings include both brand name designers, like Ray-Ban, Coach and Calvin Klein, and private label options at attractive prices. Our brand-name frame offerings are manufactured by market leaders and we partner with several overseas factories to direct source our private label products. We also offer a broad portfolio of lenses, including single vision and bifocal lenses, with a variety of treatments to enhance vision. Through one-on-one consultative-selling, our sales associates have a number of opportunities to share information about value-added lenses, including thinner, higher-quality lenses and photochromatic options, which carry higher margins. As a result, a significant number of America’s Best customers and Eyeglass World customers who purchase eyeglasses choose upgraded lenses and/or frames instead of each brand’s signature or opening offer. We also offer in our America’s Best and Eyeglass World stores accessories and contact lenses from all major contact lens manufacturers, including our own private label brands (Sofmed and Natural Eyes HydraWear, made by CooperVision). Collectively, our broad product offerings deliver consistent financial results and reduce our reliance on any individual product, style or trend.
Eye exam services are provided by optometrists employed by us, or by professional corporations or similar entities owned by eye care practitioners with whom we have contractual arrangements or by independent optometrists with whom we have contracted. In addition, as part of our efforts to provide quality, accessible eye care, we have deployed a telehealth solution in certain locations that allows optometrists working remotely to provide eye exam services to patients. Through this remote medicine platform, patients still visit our stores for eye care services, but instead of seeing the optometrists in person, the patients are connected with optometrists licensed in their state through video conferencing technology. The optometrists work with trained optometric technicians and clinical assistants to collect preliminary data, and then the optometrists control the optometric equipment remotely to conduct the refractions and eye health examinations while communicating with the patients in real time via 2-way synchronous audio and visual connection. As of December 30, 2023, this technology has been enabled in over 500 of our America’s Best locations. We believe remote medicine not only helps provide quality, accessible eye care to more patients, but also helps address constraints in exam capacity from optometrist availability in store. As part of the rollout, we have also invested in the transition to an electronic health record (“EHR”) platform. We anticipate continuing to invest in these capabilities, including implementing the EHR platform in all America’s Best locations by the end of 2024.
Within our Owned & Host segment, America’s Best offers its Eyecare Club programs primarily to its contact lens customers. As of December 30, 2023, the Eyecare Club had approximately 1.6 million active members. Eyecare Club members receive two free eye exams per year and 10% off all contact lenses and eyeglasses for the duration of the three-year membership, as well as other periodic benefits and discounts, for a one-time fixed payment. Memberships can be purchased in stores or on our America’s Best website. There is a high adoption rate of Eyecare Club membership by America’s Best customers who are not part of a managed care program and who visited an America’s Best store for a contact lens examination. The disposable nature of contact lenses means that customers must replenish their contacts frequently and, in order to refill their prescriptions, contact lens users must have a current prescription. For a prescription to be current, customers generally need to have an eye exam every one or two years, depending on the state in which they reside. The multiyear nature of these memberships, which customers pay in full at the time they join, facilitates repeat traffic to America’s Best stores for exams and contact lens purchases and builds customer loyalty.
See Note 8. “Revenue from Contracts with Customers” in our audited consolidated financial statements included in Part II. Item 8. of this Form 10-K for additional information.
Our Customers
Our customers need to see their best to perform their jobs, care for their families and contribute to their communities. Purchasing decisions are based on value, quality of service, fashion, location and eye health, among other factors. Based on a variety of third-party research studies, we have found that our customers typically prioritize value and convenience above other considerations. Value encompasses a combination of eye health with quality products and services, all offered at a fair price. Convenience encompasses multiple vectors: (i) retail locations near where our customers work and shop, with easy, convenient parking, (ii) store hours that fit their lifestyles, (iii) product selection that achieves aesthetic and/or fashion goals, (iv) availability of on-site eye exams and (v) acceptance of certain vision insurance benefits.

Our Sales and Marketing
We developed our marketing strategy based on the in-depth knowledge we have of our customers. Our brands are positioned to stand for low prices and great value, both of which resonate with our target consumers and leave a lasting impression that is distinct from the competition.
We believe that video is a key channel for connecting with our customers. A significant portion of America’s Best and Eyeglass World’s advertising investments are on awareness-driving video advertisements, network television and digital platforms, which we leverage broadly across multiple stores in each market to gain a larger share of voice and, in turn, drive traffic and margins. We continue to benefit from America’s Best national advertising campaigns, which we believe are cost effective and help raise our brand awareness in both new and existing markets. Additional advertising investments include digital media, search engine, direct mail, email and local store marketing. We are continually tracking consumer media consumption behaviors and adjusting our media plan accordingly.
For our Host brands, we rely on our Host partners’ marketing initiatives to drive traffic into their stores. We then develop and execute highly targeted local marketing campaigns within stores to create awareness of our service and product offerings.
Our CRM system is used to collect customer demographic data. With this information and the third-party data that we use to supplement the customer information, we enhance our customer relationships with communications based on their individual vision needs and interests to help improve existing customer retention. We are also in the early stages of an upgrade to our CRM capabilities.
In addition to our CRM program, digital advertising is a critical component of our media mix, as we believe both of these programs generate a high rate of return. Potential customers gain awareness of our brands through paid and organic digital efforts via content, video and social media that lead them to our websites.
Our Sourcing and Supplier Relationships
We purchase our frame merchandise from a wide variety of vendors, with a limited number of vendors supplying the majority of our eyeglass lenses and contact lenses. We are a large customer for all of our suppliers and we strive to form meaningful, long-lasting and mutually beneficial relationships with our vendors. We have long-term contracts with certain of our key suppliers, including Essilor and CooperVision. Under our agreement with Essilor, Essilor has the sole and exclusive right to supply certain eyeglass lenses to us. The current term of our agreement with Essilor runs through May 2026. We are collaborative in our vendor negotiations so as to develop a partnership with our vendors and, in time, a sense of loyalty to National Vision. Each of our top 10 vendors has been with us for approximately 10 years, and several of these vendors have been with us since our inception in 1990. We focus on sourcing low-cost products, including well-known frame brands, secondary frame brands, direct import and private label frames and private label contact lenses. Our well-developed capability of direct-to-factory sourcing and importing of frames allows us to offer high-quality, low-priced frames while generating strong margins.
Our Optical Laboratories and Distribution Network
We use a highly efficient mix of four domestic, company-operated processing facilities and have two outsourcing relationships with international, third-party facilities. We have state-of-the-art lens processing capabilities in our geographically diverse, company-operated production facilities in Lawrenceville, Georgia; St. Cloud, Minnesota; Plano, Texas; and Salt Lake City, Utah. Our centralized optical laboratories handle all aspects of customizing eyeglass lenses, and have digital capabilities for grinding, coating and edging to customer prescription and eyeglass frame specifications. We have developed a high-volume, low-cost lens processing model to provide seven-day turnaround service through our domestic owned laboratories and our international partner laboratories. This network was created through significant investment by us and is leveraged across our portfolio of brands to provide efficiency and scale. We route eyeglass orders to both our owned and outsourced laboratories through an automated decision tree that incorporates information on (i) the nature of the job; (ii) the technical capabilities of each laboratory; (iii) the capacity of each laboratory; (iv) the inventory at each laboratory; and (v) the cost of that particular job at each laboratory. This architecture is integrated with the point-of-sale system and enables us to minimize our processing costs, while ensuring on-time deliveries. The processing system is designed such that the more eyeglasses we sell, the more efficient the laboratories become, creating significant cost savings over time.
In addition, our Eyeglass World stores are equipped with on-site laboratories, which typically process less complicated customer orders with same-day service. All lens orders that are not processed or completed in store are processed or completed by our centralized laboratory network.
As of December 30, 2023, we had a 118,000 square foot distribution center in Lawrenceville, Georgia and a 52,000 square foot distribution center in Columbus, Ohio, the latter of which is expected to be closed in 2024 as part of the aforementioned wind down of AC Lens operations. We utilize third-party carriers to transport products from these centers to customers and store locations.
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
Our financial success has helped fuel our ever-growing philanthropic engine. In the U.S., through our partnership with charitable organizations, we provide free vision screenings, eye exams and eyeglasses to young Americans and other underserved communities. In addition, through multiple charitable partnerships with organizations such as VisionSpring, RestoringVision, the International Agency for the Prevention of Blindness and VOSH International, we both directly assist and indirectly help to improve the vision of millions of individuals globally. We also work collaboratively with others in the industry to help a portion of the world’s population who live with uncorrected vision problems.
Human Capital Management
As of December 30, 2023, we had 13,998 full-time and part-time associates, including 582 directly employed optometrists. As of December 30, 2023, our network of optometrists included 2,645 optometrists, which consists of the 582 directly employed optometrists, 1,621 optometrists employed by professional corporations or similar entities with which we contract, and 442 optometrists who sublease in our store locations.
As of December 31, 2022, we had 13,975 full-time and part-time associates, including 471 directly employed optometrists. As of December 31, 2022, our network of optometrists included 2,312 optometrists, which consists of the 471 directly employed optometrists, 1,337 optometrists employed by professional corporations or similar entities with which we contract, and 504 optometrists who sublease in our store locations.
Our network of optometrists includes a mix of full-time and part-time optometrists, and this mix can change over time.
We are not a party to any collective bargaining agreements. We have never experienced a strike or work stoppage, and we believe that our relations with our associates and optometrists are good.
Board Oversight
Our Board of Directors (the “Board”) through its committees oversees human capital matters with regular updates and discussion on organizational structure, hiring and retention, compensation and benefits, health and safety matters, employee training and development, succession planning, and associate survey results.
Value and Culture
We aim to maintain a strong and resonating culture guided by our Vision, Mission and Values. We believe everyone deserves to see their best to live their best and our goal is to help people achieve this by making quality eye care and eyewear more affordable and accessible. This purpose is supported by our associates and their values – passion for people, committed to community, results done right, and be your best self.
With an inclusive and people-first culture, we are focused on celebrating and respecting our backgrounds, empowering, rewarding and developing our associates, and aiming to give back to the communities in which we serve. Our human capital initiatives are focused on attracting highly qualified individuals and providing them with continued opportunities for growth and development.

Talent Acquisition
At National Vision, we are committed to attracting talent aligned with our Vision, Mission and Values. We continue to refine our technology to improve both the candidate and hiring manager experience. In addition, we have established critical partnerships with outside vendors that provide us with additional resources to drive candidate flow for key roles. We are continuing our multi-year sponsorship of the Association of Schools and Colleges of Optometry campaign “Optometry Gives Me Life” targeted at high school and college students, and ensuring that graduating optometrists are educated on the variety of career options available to them. Additionally, we support our associates’ interest in attending Optometry school through our internal National Vision Doctor of Optometry Tuition Reimbursement program, which provides for the reimbursement of education expenses to associates attending optometry school. We utilize both in-person events and online platforms for job fairs and on-campus events, and selectively offer key incentives, such as a student loan repayment program.
Talent Development
We have a proven record of opening new stores with high-quality training support. We have adapted our new store training approach by introducing and enhancing virtual instructor-led training classes, allowing for high-touch training in a remote setting to prepare stores to open safely and effectively. We have also increased ongoing training in recent years, especially in the areas of safety protocol procedures and customer interactions. We provide associates and optometrists with several opportunities and mechanisms through which they can provide feedback and that allows us to continue developing programs for training and growth. We have invested in supporting our store managers through a Training Store Manager program, which provides training during their critical first steps as new managers. The program offers high-performing store managers the opportunity to certify as Training Store Managers through a five-week certification process focused on coaching, self-awareness, giving and receiving feedback, and time management. Once participants are certified as Training Store Managers, they provide onboarding and training support to store managers across their district. In addition to providing valuable support to new managers and new store teams, the program provides our associates with a new avenue for leadership opportunities and professional development. We continued to grow and invest in the Training Store Manager Program in 2023, building on our culture of developing and promoting our associates.
Benefits and Wellness
We strive to ensure our people always feel supported so they can bring their best selves to work every day. We demonstrate this commitment through many of our benefits and wellness offerings. Programs like our 401(k) plan, core and supplemental life insurance, health plan, short and long-term disability, wellness and disease management programs, including personalized programs for diabetes and hypertension, vacation pay, parental and adoption leave, accident, critical illness, group legal and identity theft programs, and a financial protection resource, provide the needed resources essential for helping our people care for themselves and their families. We also offer free on-demand mental and behavioral health resources, to provide needed guidance when work and personal challenges affect an associate’s overall well-being. Additionally, our associates receive an annual associate eyewear ticket and eyewear gift tickets that provide them, along with their friends and family, discounted eyewear purchases in our stores.
Our college scholarship program was established to assist associates with children age 24 or under, who are high school seniors or graduates and planning to enroll in a full-time undergraduate course of study at an accredited U.S. college or university. Each year, ten recipients are granted an award of $2,500 each and awards are renewable for up to three years for a total scholarship of $10,000. We also provide current and former associates who are in pursuit of a Doctor of Optometry degree with financial support through a tuition reimbursement program.
Our compensation programs are designed to reinforce our growth agenda and talent acquisition strategy. In addition to competitive base pay, we seek to reward associates with annual incentive awards, recognition programs and equity awards for associates at certain levels.
In 2019, we established the National Vision Crisis Relief Fund to help support associates who are facing financial hardship as a result of a natural disaster, family emergency or other unexpected events. Since its creation, the fund has provided over $1.7 million to associates for assistance.
Diversity, Equity and Inclusion
We are committed to promoting an inclusive culture and in 2020, we formed a Diversity, Equity and Inclusion department within the Company. We remain focused on advancing diversity in our recruitment, training, career mentorship and development, employment, branding and community service. We were named one of Newsweek’s America’s Most Responsible Companies for 2023 for our corporate responsibility and citizenship.
Health and Safety

Our health and well-being efforts are built on a foundational commitment to the safety of our associates and the doctors in our network. We believe that we are in material compliance with applicable Occupational Safety and Health Administration (“OSHA”) guidelines and state regulations. At each of our labs and distribution centers, there are specific leaders responsible for the management of associate safety. For example, lab directors organize and run safety trainings for local associates, some of which are conducted through our Learning Management System and others through in-person instruction. In our retail locations, we support managers and field leaders in understanding and complying with applicable laws and regulations.
The COVID-19 pandemic presented unique challenges for our associates, doctors, customers and patients. We prioritized the safety of our associates, optometrists, customers and patients by voluntarily closing our stores to the public for a temporary period of time in 2020 to implement enhanced safety and cleaning protocols in order to serve our customers and patients with everyone’s health and safety in mind. Health and safety remain at the forefront for us.
Managed Vision Care
Our managed care business relates to vision care programs and associated benefits provided by stand-alone vision insurance entities, healthcare plans and government programs. National Vision participates as a provider of both vision care and related vision product solutions, including eyeglasses and contact lenses, and primarily participates in private managed care programs. While our managed care business has continued to grow, we are underpenetrated in the managed care market relative to the broader optical retail industry, and we believe that this continues to represent a growth opportunity.
Through our point-of-sale system and our back-office electronic data interchange, or EDI, capabilities, we attempt to create a seamless transactional experience for our managed care customers. From time to time, vision care insurance payors may make changes to their EDI claim systems. Such changes may require us to update our processes and could impact our ability to submit claims or to timely receive reimbursements from our managed care partners. As such, when asked, we have assisted a number of our larger vision care insurance payors to either implement or improve claims transmission processes via application programming interfaces.
Competition
The optical retail industry is highly competitive. Competition is generally based upon brand name recognition, price, convenience, selection, service and product quality.
We operate within the value segment of the U.S. optical retail industry, which emphasizes price and affordability. This segment is fragmented. We compete with mass merchants and warehouse club stores, specialty retail chains, and independent eye care practitioners and opticians. In the broader optical retail industry, we also compete with large national retailers such as LensCrafters, Pearle Vision and Visionworks, both in physical retail locations and online.
We also compete with online sellers of contact lenses and eyewear. The online sale of contact lenses has steadily increased in particular since the passage of the Fairness to Contact Lens Consumers Act. See “Government Regulation” below for more detail. The online sale of eyeglasses has not developed as quickly, but a number of firms are primarily focused on this market, including Warby Parker and Zenni Optical. We may also face competition in the future as companies increasingly employ emerging technologies in the optical retail industry, including, for example, online vision exams.
In our managed care business, we also compete with other managed care payors, several of which are vertically integrated, with substantial retail networks. As a provider under managed care contracts, we may have access to new customers while better serving our existing customers who are covered by managed care by filing claims directly with the payor and collecting only the applicable co-pay amount from these customers. Competition in our managed care business is based on many factors, including price and the density of the provider network. We have, in the past, and may, in the future, experience heightened challenges to be admitted as a provider to these networks or to maintain our status in them.

Seasonality
Our business is moderately seasonal in nature. Historically, our business has realized a higher portion of net revenue, operating income and cash flows from operations in the first half of the year, and a lower portion of net revenue, operating income and cash flows from operations in the fourth fiscal quarter. The first half seasonality is attributable primarily to the timing of our customers’ income tax refunds and annual health insurance program start/reset periods. We believe that many customers in our target market are value seeking and lower income consumers who rely on tax refunds to pay for eyewear and eye care. A delay in the issuance of tax refunds can accordingly have a timing impact on our quarterly financial results in the first half of the year. Consumer behavior with respect to the utilization of tax refund proceeds is also subject to change.
With respect to our fourth quarter results, compared to other retailers, our products and services are less likely to be included in consumers’ holiday spending budgets, therefore reducing spending on personal vision correction during the weeks preceding December 25th of each year. Additionally, although the period between December 25th and the end of our fiscal year is typically a high-volume period, the net revenue associated with substantially all orders of prescription eyeglasses and contact lenses during that period is deferred until January due to our policy of recognizing revenue only after the product has been accepted by the customer, further contributing to higher revenue results in the first half of the year. Our quarterly results may also be affected by the timing of new store openings and store closings, the amount of sales contributed by new and existing stores, the timing of certain holidays, and the timing of weather-related store closures. Changes in consumer behavior driven by lingering effects of the COVID-19 pandemic have resulted in a departure from seasonal norms we have experienced in recent years and may continue to disrupt the historical quarterly cadence of our results of operations for an unknown period of time.
Information Technology
Information technology systems are critical to our day-to-day operations as well as to our long-term growth strategy. Our systems are designed to deliver a consistent, scalable, high-performing and secure experience for our customers and partners. We utilize a combination of co-location data centers and cloud-based solutions for our infrastructure and the majority of our applications consist of standard, integrated software solutions. Our systems provide the data analysis and automation necessary to support our marketing, merchandising, inventory, distribution, store operations and point-of-sale, e-commerce, remote medicine, finance, accounting and human resources initiatives. We believe our current systems allow us to identify and respond to operating trends in our business.
Areas in which we have invested and continue to invest in include, among others, software systems to enhance the growth of omni-channel, customer engagement efforts, CRM, remote medicine and EHR platforms rollout, cybersecurity programs, our overall security posture, point-of-sale systems and enterprise resource planning (“ERP”). We believe these investments, along with maintenance of our existing information technology capabilities, will provide the flexibility and capacity to accommodate our future growth plans.
Intellectual Property
We own a number of registered and common law trademarks and pending applications for trademark registrations in the U.S., primarily through our subsidiaries. Solely for convenience, the trademarks, service marks and trade names referred to in this report are presented without the ®, SM and ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names. All trademarks, service marks and trade names appearing in this Form 10-K (or in documents we have incorporated by reference) are the property of their respective owners.
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
Corporate Practice of Medicine/Optometry and Similar Laws
Many states prohibit the corporate practice of medicine/optometry where an unlicensed entity practices medicine or employs a physician or optometrist to provide professional medical services. Further, many states interpret these or similar rules broadly to prohibit employment of eye care practitioners by corporations like us and to prohibit various financial arrangements, such as fee-splitting, between eye care practitioners and other entities. Many states also regulate certain business practices as well as landlord-tenant arrangements between optical companies and optometrists. For example, some states prohibit a common entrance to a retail optical location and an optometric office. These laws and regulations can vary significantly by state, requiring us to tailor our operations in each state to the particular laws of such state. Many of these laws and regulations are vague and subject to the interpretation of regulators and enforcement authorities, which may change over time. States periodically revisit these laws and regulations and we are subject to the ongoing risk that the regulatory scheme in any state could change in ways adverse to us. Our America’s Best operations, which feature a bundled offer of eyeglasses and an eye examination, are particularly implicated by these laws. Additionally, state legislators and regulators may be reluctant to accept telehealth and remote medicine as a way to provide access to quality patient care. Recently, there has been an increase in legislative and rulemaking activity that creates disparity across jurisdictions in how telehealth is regulated and how we are able to implement our remote medicine solution. Our ability to launch our remote medicine solution in certain jurisdictions at all or in the most cost-efficient manner is highly dependent on the evolution of these state-by-state requirements and restrictions.
Professional Licensure and Regulation
Our operations are subject to state licensing laws. All states license the practice of ophthalmology and optometry and many states license opticians. The dispensing of prescription eyewear is also regulated in most states in which we do business and, in some states, we are required to register our stores as optical dispensaries.
Fairness to Contact Lens Consumers Act (“FCLCA”) and E-commerce Laws
In connection with our sales of contact lenses, we must comply with the FCLCA, and its implementing regulations, including the Contact Lens Rule, promulgated by the Federal Trade Commission (“FTC”), which establish a national uniform standard in the U.S. with regard to issuing, releasing and verifying contact lens prescriptions. This law and rule require that we verify prescriptions we receive from our customers prior to selling contact lenses online. Recent changes to the Contact Lens Rule include, among others, updates to the verification requirements, updates to certain prescription requirements, and new requirements regarding automated telephone messages. A violation of the Contact Lens Rule constitutes an unfair or deceptive act or practice under the Federal Trade Commission Act (the “FTC Act”).
Our e-commerce business must comply with various federal and state laws, most notably the FCLCA. Our online business must also be registered in various states as a non-resident contact lens seller.
Managed Care Regulation
We are engaged in managed vision care, both as a managed care entity and as a provider to managed care payors and insurers. In California, our subsidiary, FirstSight, a specialized health maintenance organization (“HMO”), is subject to the managed care laws of the State of California and is licensed and comprehensively regulated by the California Department of Managed Health Care (the “DMHC”). These regulations contain operating, disclosure, reporting and financial viability requirements, among others. Material changes to the operations of FirstSight, including the opening of America’s Best locations outside of defined service areas, must be approved by the DMHC. This approval process can be complex and can cause delays in the projected opening of our stores. We also offer Eyecare Club programs pursuant to which, in exchange for a fixed payment, individuals can obtain eye examinations and discounts on eyeglasses, contact lenses and accessories during the program period. These programs may be subject to regulation under managed care and related state laws, including those of California, where these programs are offered as managed care products by FirstSight. In addition, our Eyecare Club programs may subject us to state laws regulating discount medical plans. These laws, which have been adopted in a number of states, require the licensing or registration of organizations that provide discounted access to health care providers. It is possible that state regulators could determine that we are operating as a discount medical plan and thus subject to various registration, disclosure and solvency requirements.

Privacy and Security
We directly collect, use, access, disclose, transmit and/or store protected health information (“PHI”) and personally identifiable information (“PII”) in connection with the sales of our products and services, customer service, billing and employment practices. As a health care provider and as a business associate to health care providers, we are subject to federal and state laws governing privacy and security, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and its implementing regulations, such as the Privacy Rule, the Security Rule and the Breach Notification Rule. The Health Information Technology for Economic and Clinical Health Act of 2009 (the “HITECH Act”) extends the Privacy Rule and the Security Rule directly to business associates. We are also subject to comparable state health privacy laws to the extent they are more protective of individual privacy than the Privacy Rule. We believe that the Office of Civil Rights, which is the enforcement agency for HIPAA, may implement modest changes to HIPAA in 2024, pursuant to a notice of proposed rulemaking that was issued in December 2020. Moreover, nearly all states have adopted their own data breach laws with comparable (and sometimes conflicting) standards and requirements. These state laws apply to breaches of specified elements of PII. In addition, California and a number of other states have adopted comprehensive consumer privacy laws, and additional states may amend or adopt new laws or regulations regarding data privacy that may be applicable to us, including additional consumer privacy laws.
Laws Related to Reimbursement by Government Programs
Our participation in federal reimbursement programs, such as Medicare and Medicaid, subjects us to state and federal laws and regulations with respect to anti-kickback, false claims and physician self-referral, among other similar areas. The federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, to induce, or in exchange for, the referral of an individual or purchasing, furnishing, recommending or arranging for a good or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, certain discounts, the furnishing of free supplies, equipment, office space or services, credit arrangements, payment of cash and waivers of payments. Healthcare providers that have financial relationships may structure their arrangements to meet certain voluntary safe harbors under the federal Anti-Kickback Statute so that such financial relationships and business practices are not treated as offenses under the statute. Several courts have found a violation of the statute’s intent requirement where the single purpose of an arrangement involving remuneration is to induce referrals of patients or consumers purchasing healthcare goods or services paid for, in whole or in part, by federal government programs. There are also a number of healthcare fraud statutes that impose criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. A person or entity does not need to have actual knowledge of the Anti-Kickback Statute or healthcare fraud statutes, or specific intent to violate them in order to have committed a violation. Many states have adopted similar laws that apply to third-party payors including commercial plans.
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
The U.S. Physician Self-Referral Law, or the Stark Law, generally prohibits physicians (which the Stark Law defines to include optometrists) from referring, for “designated health services” (as defined by the Centers for Medicare & Medicaid Services), Medicare or Medicaid beneficiaries to any entity with which the physician or an immediate family member of the physician has a financial relationship. Designated health services do not include physician referrals for optometric services. The Stark Law further prohibits the entity receiving a prohibited referral from presenting a claim for reimbursement by Medicare or Medicaid for services furnished pursuant to the prohibited referral. The Stark Law has a number of specific mandatory exceptions for financial hardships between regulated healthcare providers that do not pose a risk of abuse to Medicare programs or patient abuse. Many states have adopted similar self-referral laws which are not limited to Medicare or Medicaid reimbursed services. In some cases, the rental of space constitutes a financial relationship under this law. The Stark Law is a strict liability law, meaning that intent is not required; the mere presence of a prohibited relationship may constitute a violation if certain mandatory exceptions are not met.

Federal Food and Drug Administration (“FDA”) Regulation
The FDA generally has authority to, among other things, regulate the manufacture, distribution, sale and labeling of medical devices, including contact and eyeglass lenses. Under the U.S. Federal Food, Drug and Cosmetic Act (the “FDC Act”), medical devices must meet a number of regulatory requirements. We engage in certain manufacturing, repackaging and relabeling activities at our optical laboratories and in certain Eyeglass World stores, which subject us to the FDA’s registration, listing and quality requirements. We are required to register our centralized laboratories with the FDA.
Consumer Protection Laws
Federal and state consumer protection laws and regulations can apply to our operations and retail offers. Some of our promotions, such as our America’s Best offer of a “free” eye exam, are subject to compliance with laws and regulations governing use of this term. The FTC has authority under Section 5 of the FTC Act to investigate and prosecute practices that are “unfair trade practices,” “deceptive trade practices,” or “unfair methods of competition.” State attorneys general typically have comparable authority and many states permit private plaintiffs to bring actions on the basis of these laws. In addition, state regulators or boards of optometry may challenge our promotional practices, including America’s Best’s bundled offers, as, among other things, violating applicable state laws regarding unfair competition, false advertising to consumers or corporate practice of optometry prohibitions.
Foreign Corrupt Practices Act (“FCPA”)
We source a significant portion of our products from outside of the U.S. The FCPA and other similar anti-bribery and anti-kickback laws and regulations generally prohibit companies and their intermediaries from making improper payments or offering anything of value to non-U.S. officials for the purpose of obtaining or retaining business. Our policies and our code of conduct mandate compliance with applicable laws and regulations, including these.
Payment Card Industry Data Security Standard (“PCI Standard”)
Because we accept debit and credit cards for payment, we are subject to the PCI Standard, which contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. Certain states have incorporated these requirements into state law. Our credit card agreements with our banks require that we comply with this standard and pay any fines or assessments imposed by the credit card companies in the event of a compromise of card data.
Service Contract Regulations
We offer product protection plans for our eyeglasses. In certain states, laws governing service contracts regulate these plans. These laws, which vary by state, mandate that sellers of such contracts comply with various registration, disclosure and financial requirements. It is possible that regulators in certain states could determine that our extended warranty plans should be subject to these laws.
Environmental and Safety Regulation
Our optical laboratories in the U.S. and our in-store laboratories within Eyeglass World locations subject us to various federal, state and local laws, regulations, and other requirements pertaining to protection of the environment, public health, and associate safety, including, for example, regulations governing the management of hazardous substances and the maintenance of safe working conditions. These laws also apply generally to all our properties. Our failure to comply with these laws can subject us to criminal and civil liabilities.
Employment Laws and Occupational Safety and Health Administration
We are a labor-intensive business that is subject to complex labor and employment laws established by federal, state and local laws and regulations. These laws and regulations govern areas that include working conditions, paid time off, workplace safety, wage and hour standards and hiring and employment practices.
In particular, we are subject to the requirements of OSHA and other federal and state agencies that address employee health, including from infectious diseases and safety.
We currently have processes in place to support our compliance with these requirements. Based on new or revised regulatory developments, we may be required to take additional actions or increase expenditures in the future to comply with changing employment requirements and higher industry and regulatory safety standards.

Insurance and Risk Management
We use a combination of purchased insurance and self-insurance for workers’ compensation, general liability, property, director and officers’ liability, and vehicle liability, and associate health-care benefits, among others. Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Where we have retained risk through self-insurance or similar arrangements, we utilize third-party firms to assist management in assessing the financial impact of risk retention.
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

Risks Related to Our Business and Operations
The termination of our partnership with Walmart, including the transition period and other wind down activities, will have an impact on our business, revenues, profitability and cash flows, which impact could be material.
Following receipt of notice of non-renewal by Walmart on July 20, 2023, our partnership with Walmart, which includes supplying and operating Vision Centers in select Walmart stores and arranging for the provision of optometric services at certain Walmart locations in California, ended effective as of February 23, 2024. Additionally, the agreements governing our provision of contact lens distribution and related services to Walmart and Sam’s Club will terminate effective as of June 30, 2024 and the Company will also wind down its remaining AC Lens operations, including the closure of its Ohio distribution center, which largely supported the whole distribution and e-commerce contact lens services that we provided to Walmart and Sam’s Club. The termination of the Walmart partnership and the wind down of AC Lens operations will result in a reduction of our revenues, profitability and cash flows, and therefore, will adversely affect our business, financial condition and results of operations, which could be material. In addition, in connection with the termination of these agreements, we recorded impairment charges of $79.7 million for the year ended December 30, 2023, including $60.1 million related to goodwill, $9.1 million related to contracts and relationships, and $10.5 million related to property & equipment, which adversely impacted our profitability during this period. Additional asset impairment charges may be possible as we further evaluate the effect of the termination on our business.
Certain of these agreements include pre-termination transition and post-termination obligations of the parties, including a solicitation period for Walmart to offer employment or similar arrangements to certain associates and optometrists from specified Vision Centers. The transition period presents numerous risks and may cause disruption to these businesses including, without limitation, a potential reduction in sales, productivity and focus, and may make it harder to retain associates and optometrists, which in turn could adversely affect our financial condition and results of operations. The termination of the Walmart partnership and related wind down of AC Lens operations could negatively impact other parts of our business, including, without limitation, impairing our ability to attract and retain management, associates and optometrists, to compete for managed vision care contracts, to obtain favorable terms from vendors, or to generate cash to fund our business. While we are seeking to reduce costs and replace any lost business with new America’s Best or Eyeglass World stores and by other means, including outsourcing certain services, we may not be successful in our efforts. In addition, the termination of the Walmart partnership has adversely affected, and may continue to adversely affect, the market price of our common stock, regardless of our actual operating performance during the transition period and thereafter.

Market volatility, an overall decline in the health of the economy and other factors impacting consumer spending, including inflation, uncertainty in financial markets, recessionary conditions, escalated interest rates, the timing and issuance of tax refunds, governmental instability, war and natural disasters, may affect consumer purchases, which could reduce demand for our products and materially harm our sales, profitability and financial condition.
Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer confidence and spending, such as general economic conditions, consumer disposable income, energy and fuel prices, recession and fears of recession, unemployment, minimum wages, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, tax rates and policies, inflation, consumer confidence in future economic conditions and political conditions, developments related to the U.S. federal debt ceiling, global conflict (including the Russia-Ukraine war and the Israel-Hamas conflict), impacts of climate change, inclement weather, natural disasters, terrorism, cybersecurity incidents, outbreak of viruses or widespread illness and consumer perceptions of personal well-being and security. Over the past few years, global markets and economic conditions have been challenging, particularly in light of rising interest rates and historic inflation throughout 2023 and global conflict, which has created continued economic uncertainty. These conditions have impacted customer demand and may continue to have similar impacts in the future. Reduced customer confidence and spending cutbacks may result in reduced demand for our merchandise and may force us to mark down inventory, increase selling and promotional expenses or, if part of a prolonged or pervasive economic downturn, may slow the pace of new store openings or cause current stores to close.
Additionally, our business is seasonal in nature, with the first and second quarters typically representing a higher portion of net sales to us than other quarters, due in part to the issuance of tax refunds that many consumers have historically utilized for eyewear and eye care spending in the first half of the year. As such, a significant downward trend in the first half of the year could have a substantial negative impact on our annual financial results. From time to time, we have also temporarily closed certain stores due to widespread health concerns like the COVID-19 pandemic, hurricanes and other severe weather, natural disasters or civil unrest. Such store closures due to factors that are outside of our control could materially adversely affect our sales and profitability.
Furthermore, our target market of value-seeking and lower income consumers, is sensitive to a number of these and other factors outside of our control. A continuation of these or other similar circumstances could have a material negative impact on our financial performance.

Failure to recruit and retain vision care professionals for in-store roles or to provide remote care offerings could adversely affect our business, financial condition and results of operations.
Our ability to hire and/or contract with vision care professionals for in-store roles and remote care offerings is critical to our operations as well as our growth strategy. Our operations, like those of many of our competitors, depend on our ability to offer both eyewear and eye exams, which requires the availability of optometrists in or near our stores. Many states require that opticians be licensed to dispense and fit eyeglasses and contact lenses. Failure to have vision care professionals available in or near our stores could adversely affect our ability to win managed vision care contracts. Additionally, as we enable remote medicine solutions at an increased number of our stores, the ability to hire and retain vision care professionals for such remote care offerings and the continued successful installation, implementation and operation of the applicable equipment and remote medicine technology platform is essential to the expansion of our remote medicine strategy. The inability to attract and retain vision care professionals or enable and maintain remote medicine at applicable locations, could have a material adverse effect on our business, financial condition and results of operations.
Competition for vision care professionals has increased, especially with the increased demand for optometrists in the current constrained labor market. We compete with other optical retail companies, health systems and group practices for vision care professionals. Failure to attract, hire and retain vision care professionals, or to design and successfully implement more flexibility to meet the expectations of prospective and existing vision care professionals, could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that flexibility initiatives provided to vision care professionals, including with respect to scheduling, will be successful in attracting or retaining vision care professionals or addressing constraints in exam capacity. Due to the COVID-19 pandemic and related effects, we experienced an unexpected degree of vision care professional shortages and related exam capacity constraints, which continued over the course of 2023, and may continue into 2024 and beyond, despite increased recruitment and retention efforts including wage investments and other enhanced compensation efforts. Such efforts have increased, and may continue to increase, our operating costs which could adversely impact our results, and ultimately may be unsuccessful. In addition, due to these same factors, we experienced wage pressure for our vision care professionals and associates in 2023, which we expect to continue in 2024, and which may continue thereafter.

Additionally, our ability to recruit, hire and/or contract with vision care professionals is closely regulated. For example, there is a risk that state authorities in some jurisdictions may find that our contractual relationships with optometrists or professional corporations or similar entities that employ optometrists, violate laws prohibiting the corporate practice of medicine/optometry, in which case we could be required to restructure these arrangements, which may make it more difficult for us to attract and retain vision care professionals. See Item 1. “Business-Government Regulation.”
A material change in our relationship with vision care professionals, whether resulting from constraints in exam capacity, a dispute with an eye care practitioner or a group of eye care practitioners controlling multiple practice locations, a government or regulatory authority challenging our operating structure or our relationship with vision care professionals, or other changes to applicable laws or regulations (or interpretations of the same), or the loss of these relationships, could impair our ability to provide services to our customers, cause our customers to go elsewhere for their optical needs, or result in legal sanctions against us. In addition, a limited number of professional corporations or similar entities provide for the vision care services at a number of our retail locations, exposing us to some concentration risk. A material change to any of the foregoing relationships could have a material adverse effect on our business, financial condition and results of operations. Any difficulties or delays in securing the services of these professionals could also adversely affect our relationships with our Host partners.

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
Some of our competitors are larger or vertically integrated and engaged in the manufacture and distribution of eyewear as well as managed care. Larger competitors who have greater financial and operational resources, greater brand recognition or broader geographic presence than we do, have large marketing and advertising spends and may be able to offer more competitive prices. Vertically integrated competitors may advantageously leverage their structure, making it more difficult for others in the industry, including us, to compete. We purchase many of our products from suppliers who are affiliates of our competitors. We also compete for managed vision care contracts with certain of our competitors who are affiliates of managed care payors. The termination of one or more relationships we have with these larger vertically integrated competitors could have a material adverse effect on our business, financial condition and results of operations. In addition, if any of our competitors were to consolidate operations, such consolidation would exacerbate the aforementioned risks. While we strive to evolve in line with changing consumer shopping habits and new technologies, our business and results of operations may be adversely affected if we are not able to effectively respond to changes in the retail markets at the same rate as our competitors.

If we fail to open and operate new stores in a timely and cost-effective manner or fail to successfully enter new markets, our financial performance could be materially and adversely affected.
Achieving our growth strategy depends, in large part, on growing our store base and expanding our operations, both in new and existing markets, and operating our new stores successfully.
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

•achieve and maintain brand awareness in new and existing markets; and
•identify and satisfy the merchandise, lifestyle and other preferences of our customers.
Accordingly, we cannot assure you that we will achieve our planned growth or that our new stores will perform as expected or achieve net sales or profitability levels comparable to those of our existing stores in the time periods estimated by us or at all. Our failure to implement our growth strategy and to successfully open and operate new stores in the time frames and at the costs estimated by us could have a material adverse effect on our business, financial condition and results of operations.

If the performance of our Host and Legacy brands declines or we are unable to maintain or extend our operating relationships with our Host partners, our business, profitability and cash flows may be adversely affected and we may be required to incur impairment charges.
Historically, we derived revenues and operating cash flows from our relationships with our Host and Legacy partners through our operations of 225 Vision Centers in select Walmart stores until February 2024, and as of December 30, 2023, 29 Vista Optical locations within select Fred Meyer stores and 54 Vista Optical locations on select military bases. With respect to the loss of business related to our Vision Centers, see “The termination of our partnership with Walmart, including the transition period, will have a significant impact on our business, revenues, profitability and cash flows, which impact could be material” above. Termination or expiration of our Host agreements would result in a reduction of our revenues and operating cash flows, which could be material and which could adversely affect our business, financial condition and results of operations including an impairment of the intangible assets.
Additionally, the loss of our Vista Optical locations could impair our ability to attract and retain management and retail associates, compete for managed vision care contracts, obtain favorable terms, such as discounts and rebates, from optical vendors and generate cash to fund our business and service our debt obligations. We may seek to replace any lost Host or Legacy locations with new America’s Best or Eyeglass World stores but we may not be able to support the carrying value of the intangible assets at these brands or replace the lost revenues and cash flows.
At December 30, 2023, the carrying value of intangible assets at our Host and Legacy brands was $20.1 million and $0.1 million, respectively. We review the carrying value of our goodwill and intangibles for impairment annually, or more frequently when impairment indicators exist. The impairment test requires us to analyze a number of factors, including evaluating the useful life of intangible assets, and make estimates that require judgment. Future changes in the business profitability, expected cash flows, changes in our business strategy and external market conditions, among other factors, could require us to record impairment charges for goodwill or intangible assets, which could lead to decreased assets and reduced net income. If a significant write down were required, the charge could have a material adverse effect on our operating results and stockholders’ equity, and could impact the trading price of our common stock.

We are a low-cost provider and our business model relies on the low cost of inputs. Factors such as wage rate increases, inflation, cost increases, increases in the price of raw materials and energy prices could have a material adverse effect on our business, financial condition and results of operations.
Increases in compensation, wage pressure and other expenses for vision care professionals, as well as our other associates, have adversely affected, and may continue to adversely affect, our profitability. Increases in minimum wages and other wage and hour regulations and labor shortages can exacerbate this risk. Since the beginning of the COVID-19 pandemic, we have experienced an increasingly competitive labor market for vision care professionals and increased preferences for adjusted work schedules, resulting in the demand for optometrists exceeding supply in certain areas during fiscal year 2023 and causing constraints in exam capacity. Due to these factors, we experienced wage pressure for our vision care professionals and associates in 2023, which we expect to continue in 2024 and may continue thereafter. Targeted wage investments, including increases in compensation and other expenses for our optometrists and associates, along with other initiatives, were implemented in response to these factors that have and will continue to impact our costs applicable to revenue and selling, general and administrative expenses. The costs associated with employment or retention of vision care professionals may increase further, potentially materially. See “Failure to recruit and retain vision care professionals could adversely affect our business, financial condition and results of operations” above. Additional tariffs or other future cost increases, such as increases in the cost of merchandise, shipping rates, raw material prices, freight costs and store occupancy costs, may also reduce our profitability. These cost increases may be the result of inflationary pressures which could further reduce our sales or profitability. Increases in other operating costs, including changes in energy prices and lease and utility costs, may increase our cost of products sold or selling, general and administrative expenses. Our low-price model and competitive pressures in the optical retail industry may inhibit our ability to reflect these increased costs in the price of our products, in which case such increased costs could have a material adverse effect on our business, financial condition and results of operations.

We require significant capital to fund our expanding business. If we are unable to maintain sufficient levels of cash flow from our operations, we may not be able to execute or sustain our growth strategy or we may require additional financing, which may not be available to us on satisfactory terms or at all.
To support our expanding business and execute our growth strategy, we need significant amounts of capital, including funds to pay our lease obligations, build out new store spaces, laboratories and distribution centers, implement and operate remote medicine technology and EHR platforms, purchase inventory, pay personnel and further invest in our infrastructure and facilities, including investments in transitioning and updating our enterprise resource planning (“ERP”) and other technological systems and capabilities. In 2024, we intend to continue to progress our ERP initiatives and to expand the installation of the EHR platform to the remaining America’s Best locations. We cannot guarantee that these projects will be completed on time or within established budgets. Any delay or increased costs could have a material adverse effect on our business, financial condition and results of operations. Further, our plans to grow our store base may create cash flow pressure if new locations do not perform as projected. We have primarily depended, and expect to continue to primarily depend, on cash flow from operations to fund our business and growth plans. If we do not generate sufficient cash flow from operations, we may need to obtain additional equity or debt financing. Tightening in the credit markets, low liquidity, volatility in the capital markets or a downturn in the economy could result in diminished availability of credit, higher cost of borrowing or lack of confidence in the equity markets, any of which may make it more difficult to obtain additional financing on terms that are favorable to us. If such financing is not available to us, or is not available on satisfactory terms, our ability to operate and expand our business could be curtailed and we may need to delay, limit or eliminate planned store openings or operations or other elements of our growth strategy.

Our growth strategy could strain our existing resources and cause the performance of our existing stores to suffer.
Our planned expansion has placed, and continues to place, increased demands on our existing operational, managerial, supply-chain and administrative resources. These increased demands could strain our resources and cause us to operate our business less effectively, which in turn could cause the performance of our new and existing stores to suffer.
As our store base grows, we will need to continually evaluate the adequacy of our laboratory, distribution and information technology capabilities, including those related to our remote medicine offerings. Our laboratories and distribution centers have a finite capacity and, to the extent we grow beyond this capacity, we will need to expand our current laboratories and/or distribution centers or add new laboratories and/or distribution capabilities, the cost of which could be material. Implementing new operating capabilities or changing existing operating capabilities could present challenges we do not anticipate and could negatively affect our business, financial condition and results of operations. Should we open additional laboratories or distribution centers, any related construction or expansion projects entail risks which could cause delays and cost overruns, such as unavailability of suitable space, shortages of materials, shortages of skilled labor or work stoppages, unforeseen construction, scheduling, engineering, environmental or geological problems, weather interference, fires or other casualty losses, and unanticipated cost increases. We cannot guarantee that any project will be completed on time or within established budgets. Any delay or increased costs associated with any project could adversely affect the financial and overall performance of our existing and planned new stores.
We cannot anticipate all of the demands that our expanding operations will impose on our business, personnel and systems and our failure to address such demands or to profitably manage our growth could have a material adverse effect on our business, financial condition and results of operations.
In addition, opening new stores in our established markets may result in inadvertent oversaturation, temporarily or permanently divert customers and sales from our existing stores to new stores and reduce comparable store sales, thus adversely affecting our overall financial performance. Furthermore, we have opened and expect to continue to open America’s Best and Eyeglass World stores in close proximity to one another. However, we may not be able to effectively manage stores of both brands in the same market, and this close proximity may cause the performance of such America’s Best and/or Eyeglass World stores to suffer. In addition, oversaturation, or the risk of oversaturation, may reduce or adversely affect the number or location of stores we plan to open, and could thereby materially and adversely affect our growth plans overall or in particular markets. From time to time, we update the whitespace analysis prepared for us through an established partnership with a third-party real estate data analytics firm. There are many variables that impact this analysis and there can be no guarantee that updates will lead to the same or greater whitespace opportunity, which could impact our ability to execute our growth strategy.

The COVID-19 pandemic and related impacts, have had, and may in the future continue to have, a material adverse impact on our business.
The COVID-19 pandemic and the related actions taken by governments and the private sector to contain and combat the outbreak and spread of COVID-19 adversely affected global economies, financial markets and the overall environment for our business. As a result of the pandemic, we have seen shifts in consumer behaviors and preferences, as well as impacts in the demand for our products. In the event of a resurgence or another pandemic, the extent to which these may impact our future results of operations and overall financial performance remains uncertain. The global macroeconomic effects of pandemics, including weakened economic conditions, consumer spending and supply chain disruptions, and financial market volatility have continued, and may continue for an indefinite period of time.
We refer you to “Management’s Discussion and Analysis of Financial Position and Results of Operations” for a more detailed discussion of the actual operational and financial impacts that we have experienced due to COVID-19.

Our success depends upon our marketing, advertising and promotional efforts. If we are unable to implement them successfully or efficiently, or if our competitors are more effective than we are, we may experience a material adverse effect on our business, financial condition and results of operations.
We use marketing and promotional programs to attract customers to our stores and to encourage purchases by our customers. If we fail to successfully or efficiently develop and implement marketing, advertising and promotional strategies or to incorporate innovative approaches in such endeavors, we may be unable to achieve and maintain brand awareness, and customer traffic to our stores and/or websites may be reduced. We may not be able to advertise cost-effectively in new or smaller markets in which we have lower store density, which could slow growth at such stores. Changes in the amount and degree of promotional intensity or merchandising strategy by our competitors could cause us to have difficulties in retaining existing customers and attracting new customers. If the efficacy of our marketing or promotional activities declines or if such activities of our competitors are more effective than ours, or if for any other reason we lose the loyalty of our customers, we may experience a material adverse effect on our business, financial condition and results of operations.

We are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs.
We lease our America’s Best and Eyeglass World store locations, our corporate office, the FirstSight corporate office, our laboratories in Georgia, Texas and Utah, and our distribution centers. We leased space for the AC Lens corporate office through February 2024, and the lease related to our Ohio distribution center expires in March 2028. We also lease our Vista Optical locations inside Fred Meyer stores. As a result, we are susceptible to changes in the property rental market and increases in our occupancy costs.
The success of our business depends, in part, on our ability to identify suitable premises for our stores and to negotiate acceptable lease terms. We may not be able to renew or extend our existing store leases on acceptable terms, or at all, and may have to abandon desirable locations or renew leases on unfavorable terms. In addition, tenants at shopping centers in which we are located or have executed leases, or to which our locations are near, may fail to open or may cease operations. Decreases in total tenant occupancy in shopping centers in which we are located, or to which our locations are near, may affect traffic at our stores. In addition, the potential default or bankruptcy of landlords in existing or pending leasehold locations may affect our ability to maintain or renew our existing leases. Any of these factors could have a material adverse impact on our operations.
Most of our store leases provide for a minimum rent and typically include escalating rent increases over time. In certain circumstances we pay a percentage rent based upon sales after certain minimum thresholds are achieved. Our failure to achieve these thresholds could cause our occupancy costs for these locations to increase materially on a percentage of sales basis. The leases generally require us to pay insurance, utilities, real estate taxes and common area maintenance expenses, which are highly variable over time. Our substantial lease obligations could have significant negative consequences, including:
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
As we expand our store base, particularly in certain markets that are more expensive, such as California and the Northeast, our lease expense and our cash outlays for rent under lease agreements may increase. Our inability to enter into new leases or renew existing leases on terms acceptable to us, or be released from our obligations under leases for stores that we close, could materially and adversely affect our business, financial condition and results of operations.

Certain technological advances, greater availability of, or increased consumer preferences for, vision correction alternatives to prescription eyeglasses or contact lenses, or future drug development for the correction of vision-related problems may reduce the demand for our products and adversely impact our business and profitability.
Technological advances in vision care, including the development of artificial intelligence, remote medicine and other new or improved products, as well as future drug development for the correction of vision-related problems, could significantly change how eye exams may be conducted and make our existing products less attractive or even obsolete. Although we have enabled remote medicine technologies in a number of locations to enable the provision of eye examinations by remote doctors to patients in our stores, several companies have developed technologies for, and some companies are incorporating the remote delivery of, eye examinations and eye refractions more broadly. If consumers accept the use of these technologies, they could become less likely to obtain an in-person eye examination and therefore less likely to shop at our retail locations. Additionally, the greater availability and acceptance, or reductions in the cost, of vision correction alternatives to prescription eyeglasses and contact lenses, such as corneal refractive surgery procedures, photo-refractive keratotomy, or PRK and LASIK, may reduce the demand for our products, lower our sales and thereby adversely impact our business and profitability.

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
Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to distribution centers, laboratories and stores to hold the goods unduly impacts our financial results. If our buying and distribution decisions do not accurately predict customer trends or spending levels in general or at particular stores, or if we inappropriately price products, we may have to take unanticipated markdowns and discounts to dispose of obsolete or excess inventory or record potential write-downs relating to the value of obsolete or excess inventory. Conversely, if we underestimate future demand for a particular product or do not respond quickly enough to replenish our best-performing products, we may have a shortfall in inventory of such products, likely leading to unfulfilled orders, reduced revenue and customer dissatisfaction.
Our business is partly dependent on our ability to strategically source a sufficient volume and variety of brand name merchandise at opportunistic pricing. Some of our products are sourced from suppliers or at significantly reduced prices. We are not always able to purchase specific merchandise on a recurring basis and we may not have control over the supply, design, cost or availability of some products we offer for sale in our stores. We also compete with other retailers for discounted merchandise to sell in our stores. To the extent that certain of our suppliers are better able to manage their inventory levels and reduce the amount of their excess inventory, the amount of discount merchandise available to us could also be materially reduced, potentially compromising our profit margin for procured merchandise.

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
Our business is subject to seasonal fluctuation. We typically realize a higher portion of net sales during the first half of the fiscal year, due to, among other things, the timing of tax refunds and the impact of healthcare plan resets after the close of the prior year. Adverse events, such as higher unemployment, lapses in or the lack of insurance coverage, delays in the issuance of tax refunds, deteriorating economic conditions, public transportation disruptions, or unanticipated adverse weather or travel conditions, can deter consumers from shopping. Any significant decrease in net sales during the first half of the fiscal year could have a material adverse effect on us and could negatively impact our annual results. In addition, in order to prepare for our peak shopping quarters, we must increase the staffing at our stores and order and keep in stock more merchandise than we carry during other parts of the year. This staffing increase and inventory build-up may require us to expend cash faster than it is generated by our operations during this period. Any unanticipated decrease in demand for our products during such period could require us to sell excess inventory at a substantial markdown, which could have a material adverse effect on our business, financial condition and results of operations.

Our e-commerce and omni-channel business faces distinct risks, and our failure to successfully manage those risks could have a negative impact on our profitability.
As an e-commerce and omni-channel retailer, we encounter risks and difficulties frequently experienced by Internet-based businesses. The successful operation of our business and our ability to provide a positive shopping experience that will generate orders and drive subsequent visits depends on efficient and uninterrupted operation of our order-taking and fulfillment operations. Risks associated with our e-commerce and omni-channel business include:
•uncertainties associated with our websites, mobile applications and in-store systems, including changes in required technology interfaces, website downtime and other technical failures, costs and technical issues as we upgrade our website software, inadequate system capacity, computer viruses, human error, security breaches, legal claims related to our website operations, and e-commerce fulfillment;
•disruptions in telephone service or power outages;
•reliance on third parties for computer hardware and software, web-hosting, and delivery of merchandise to our customers;
•rapid technology changes;
•time and costs associated with training and implementing new technologies and systems;
•credit or debit card fraud and other payment processing related issues;
•changes in applicable federal, state and international regulations;
•liability for online content;
•cybersecurity and consumer and HIPAA privacy concerns and regulations; and
•natural disasters or adverse weather conditions.
In addition, we have contractual relationships with certain third parties whereby we host websites for the online sale of contact lenses and other optical products and perform related back office functions for these parties. We could be exposed to contractual liability to these third parties in the event of a failure, security breach or disruption to these websites or our failure to properly provide the services called for by these agreements.
Our online sales also expose us to broader applicability of regulations, as well as additional regulations, such as the prescription verification and other requirements under the FCLCA, rules relating to registration of internet sellers, certain requirements under the Treasury Department’s OFAC, FCPA, anti-money laundering and trade sanction laws, and similar anti-corruption, anti-bribery and international trade laws. Problems in any of these areas could result in a reduction in sales, increased costs, sanctions or penalties, or damage to our reputation and brands.

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
Substantially all of our inventory is shipped directly from suppliers to our two distribution centers in Lawrenceville, Georgia and Columbus, Ohio. Inventory is then processed, sorted and shipped using third-party carriers to our stores, to our laboratories for further processing or to our online customers. We operate laboratory facilities in Lawrenceville, Georgia; St. Cloud, Minnesota; Plano, Texas; and Salt Lake City, Utah. We also have outsourcing relationships with third-party laboratories in Mexico. These laboratories process most of the lenses ordered by customers in our stores, as well as on our websites. Once processed at the laboratories, the finished products are returned to our distribution centers for shipment to stores, our customers or our business partners. In connection with the MSA Termination, and as part of an ongoing effort to reduce exposure to China, we recently terminated our outsourced laboratory relationship in China.
We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of our distribution centers. Increases in transportation costs (including increases in fuel costs), increased shipping costs, issues with overseas shipments, supplier-side delays, reductions in the transportation capacity of carriers, labor strikes or shortages in the transportation industry, disruptions to the national and international transportation infrastructure, and unexpected delivery interruptions or delays also have the potential to derail our distribution process. We face additional risks related to our international outsourcing laboratory relationships, including port of entry risks such as longshoremen strikes, import restrictions, foreign government regulations, trade restrictions, customs and duties.
If we change the transportation companies we use, we may face logistical difficulties that could adversely affect deliveries and we could incur costs and expend resources in connection with such change. We also may not be able to obtain terms as favorable as those received from the third-party transportation providers we currently use, which could increase our costs. We also may not anticipate changing demands on our distribution system, including the effect of any expansion we may need to implement in our distribution centers.
Events beyond our control, including, but not limited to, disruptions in operations due to natural or man-made disasters, inclement weather conditions, accidents, system failures, or public health emergencies could also result in delays in our receipt of inventory or the delivery of merchandise between our stores, our optical laboratories and our distribution centers, significantly higher costs and longer lead times, or an adverse effect on our ability to fulfill customer orders in a timely manner. Any disruption to our laboratories’ operations may reduce or impair the quality of assembled eyeglasses.
The inability to fulfill, or any delays in processing, customer orders through our laboratory network or any quality issues could result in the loss of customers, issuances of refunds or credits and may also adversely affect our reputation. The insurance we maintain for business interruption may not cover all risk or be sufficient to cover all of our potential losses or may not continue to be available to us on acceptable terms, if at all, and any insurance proceeds may not be paid to us in a timely manner.

We may incur losses arising from our investments in technological innovators in the optical retail industry, including artificial intelligence, which would negatively affect our financial results.
We are regularly presented with opportunities to invest. We have recently invested in an entity specializing in applying artificial intelligence-powered screening and diagnostic tools to retinal imaging and historically have invested in certain venture-backed emerging companies and technological innovators across the optical retail industry. Such investments could include equity or debt instruments in companies that may be non-marketable. The success of these companies may depend on product development, market acceptance, operational efficiency and other key business factors. If any of these companies fail, we could lose all or part of our investment in that company. If we determine that impairment indicators exist and that there are other-than-temporary declines in the fair value of the investment, we may be required to write down the investments to their fair value and recognize the related write-down as an investment loss.

Environmental, social and governance (“ESG”) issues, including those related to climate change, could have a material adverse effect on our business, financial condition and results of operations.
Investors, customers, employees and other stakeholders have increasingly focused on the ESG practices of companies in recent years. As we published our third Corporate Responsibility Report in 2023 and continue to develop our corporate responsibility strategy, our ESG practices will be evaluated against stakeholders’ evolving expectations and standards for responsible corporate citizenship. If our practices in the areas of social impact, employee empowerment, environmental stewardship and corporate governance fail to meet such expectations and standards, our reputation or employee and customer retention may be negatively impacted. Additionally, increased regulatory requirements regarding climate and ESG disclosures, as well as environmental stewardship, could also lead to increased operational costs. If we do not adapt to new regulations or meet evolving stakeholder expectations on ESG issues, investors may reconsider their investment in the company and customers may choose to find alternative providers, which could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Dependence on Third Parties

Our future operational success depends on our ability to develop, maintain and extend relationships with managed vision care companies, vision insurance providers and other third-party payors.
An increasing percentage of our customers receive vision insurance coverage through managed care payors. These payors represent an increasingly significant portion of our overall revenues and our revenue growth and represented approximately 35% of our overall revenues in fiscal year 2023. While we have relationships with almost all vision care insurers in the U.S. and with all of the major carriers, a relatively small number of payors currently comprise the majority of our managed care revenues, subjecting us to concentration risk. Our future operational success could depend on our ability to negotiate contracts with managed vision care companies, vision insurance providers and other third-party payors, several of whom have significant market share. As our managed care business continues to expand, we have incurred, and expect to incur, additional costs related to this area of our business. In addition, as our managed care business continues to grow closer to overall industry penetration levels, we expect our associated revenue growth rate to slow over time.

We may be unable to establish or maintain satisfactory relationships with managed care and other third-party payors. In addition, many managed care payors have existing provider structures in place that they may be unable or unwilling to change. Some vertically-integrated payors also have their own networks, and these payors may take actions to maintain or protect these networks in ways that negatively affect us, including by increasing costs or not allowing our new or existing stores to participate in their networks. Increasing consolidation in the optical retail industry may give such payors greater market power which may adversely affect our ability to negotiate reimbursement rates under managed care arrangements. Our inability to enter into arrangements with managed care payors in the future or to maintain existing relationships with managed care payors on commercially reasonable terms could have a material adverse effect on our business, financial condition and results of operations. In addition, delays in receiving or the failure to receive reimbursements under our managed care arrangements, significant changes to the economics of a managed care contract or relationship, or the loss of a significant managed care contract or relationship could have a significant negative impact on our business, financial condition and results of operations.

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
Other than our contracts for the supply of eyeglass lenses and our private label contact lenses, we typically do not enter into long-term contracts with our vendors and, as such, we operate without significant contractual assurances of continued supply, pricing or access to new products. Any of our vendors could discontinue supplying us with desired products in sufficient quantities or offer us less favorable terms on future transactions for a variety of reasons. The benefits we currently experience from our vendor relationships could be adversely affected if our vendors:
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
Events that adversely impact our vendors could impair our ability to obtain adequate and timely supplies. Such events include, among others, difficulties or problems associated with our vendors’ business, the financial instability and labor problems of vendors, merchandise quality and safety issues, natural or man-made disasters, inclement weather conditions, war, acts of terrorism and other political instability, economic conditions, shipment issues, the availability of raw materials, and increased production costs. Our vendors may be forced to reduce their production, shut down their operations or file for bankruptcy. The occurrence of one or more of these events could impact our ability to get products to our customers, result in disruptions to our operations, increase our costs and decrease our profitability.
We also source merchandise directly from suppliers outside of the U.S. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control including increased shipping costs, the imposition of additional import or trade restrictions, including legal or economic restrictions on overseas suppliers’ ability to produce and deliver products, increased custom duties and tariffs, unforeseen delays in customs clearance of goods, more restrictive quotas, loss of a most favored nation trading status, currency exchange rates, transportation delays, port of entry issues and foreign government regulations, political instability, public health emergencies, and economic uncertainties in the countries from which we or our vendors source our products. Moreover, negative press or reports about internationally manufactured products may sway public opinion, and thus customer confidence, away from the products sold in our stores. These and other issues affecting our international vendors or internationally manufactured merchandise could have a material adverse effect on our business, financial condition and results of operations.
If the U.S. were to withdraw from or materially modify any other international trade agreement to which it is a party or if the U.S. imposes significant additional tariffs or other restrictions on imports from Mexico, where our outsourced optical laboratories are located, or China, where the majority of our frames are sourced and manufactured, it could have an adverse impact on our business. Any such tariffs, restrictions or other changes could lead to additional costs, delays in shipments, embargoes or other uncertainties that could negatively impact our relationships with our international vendors and labs and materially adversely affect our business, including by requiring us to increase our prices and identify alternative sources for merchandise and labs. For example, we source merchandise from suppliers located in China and a significant amount of domestically-purchased merchandise is manufactured in China. Historically, tariffs have not materially affected our financial results, and we believe that less than 10% of costs applicable to revenue are subject to tariffs on Chinese imports; however, tariff rates are subject to change and have varied over the past few years. Effective September 1, 2019, the U.S. government implemented a 15% tariff on specified products imported into the U.S. from China and, effective February 14, 2020, the 15% tariff was reduced to 7.5%. In June 2020, the U.S. government granted a temporary exclusion for plastic and metal frames with a retroactive effective date of September 1, 2019, and such exclusion expired in September 2020. Given the current U.S. presidential administration, there is uncertainty as to whether there will be any changes to U.S. government trade policy and what the resulting impacts of those changes may be. While we have implemented mitigation plans and continue to focus on additional mitigation strategies to offset the impact of tariffs, costs with respect to products subject to these tariffs have increased. If we are unable to mitigate the full impact of the enacted tariffs or if there is a further escalation of tariffs, costs on a significant portion of our products may increase further and our financial results may be negatively affected. In connection with the MSA Termination, and as part of an ongoing effort to reduce exposure to China, we recently terminated our outsourced laboratory relationship in China.
Material changes in the pricing practices of our suppliers could negatively impact our profitability. For example, we have in the past been subject to the unilateral pricing policies implemented by certain contact lens manufacturers, which mandated the minimum prices at which certain contact lenses could be sold to consumers. Such manufacturers could refuse to supply us with their products if they deem us in breach of such policies. Our vendors may also increase their pricing if their raw materials became more expensive. The raw materials used to manufacture our products are subject to availability constraints and price volatility. Our vendors may pass the increase in sourcing costs to us through price increases, thereby impacting our margins. We have faced such price increases previously and could face material changes in the future, impacting our ability to continue to provide our products to customers at competitive prices.
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
We rely on a limited number of vendors to supply the majority of our eyeglass lenses and contact lenses and are thus exposed to concentration of supplier risk. In particular, we have agreed to exclusively purchase almost all of our eyeglass lenses from one supplier. During fiscal year 2023, 89% of lens expenditures were from this vendor and 92% of contact lens expenditures were with three vendors. We are less exposed to a supplier risk for our eyeglass frames as only 60% of frame expenditures were with two vendors. If we were to lose any significant supplier, we may be unable to establish additional or replacement sources for our products that meet our quality controls and standards in a timely manner, on commercially reasonable terms or at all. As a few major suppliers dominate the optical retail industry, the risks associated with finding alternative sources may be exacerbated.

We rely heavily on our information technology systems, as well as those of our vendors, for our business to effectively operate and to safeguard confidential information; any significant failure, inadequacy, interruption or security breach could adversely affect our business, financial condition and operations.
We rely heavily on our information technology systems for many functions across our operations, including ERP, managing our supply chain and inventory, processing customer transactions in our stores, allocating lens processing jobs to the appropriate laboratories, providing and maintaining our remote medicine and EHR platforms, our financial accounting and reporting systems, maintenance of certain of our cybersecurity programs, CRM and customer engagement efforts, operating our websites, growing our omni-channel and e-commerce business, and human resources administration. Our ability to effectively manage our business and coordinate the sourcing, distribution and sale of our products depends significantly on the reliability and capacity of these systems. We also collect, process and store sensitive and confidential information, including our proprietary business information and that of our customers, associates, suppliers and business partners. The secure processing, maintenance and transmission of this information is critical to our operations.
Our systems may be subject to damage or interruption from power outages or damages, telecommunications problems, data corruption, software errors, network failures, acts of war or terrorist attacks, fire, flood, ransomware attacks, and natural disasters. Our existing safety systems, data backup, access protection, user management and information technology emergency planning may not be sufficient to prevent data loss or long-term network outages. In addition, we may need to upgrade our existing information technology systems or choose to incorporate new technology systems from time to time in order for such systems to support the increasing needs of our expanding business. Costs and potential problems or interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations. In particular, we are in the process of implementing a new ERP system. This system will replace many of our existing operating and financial systems. The implementation is a major undertaking, both financially and from a management and personnel perspective. Any material disruptions, delays or deficiencies in the design and implementation of our new ERP system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business.
Our systems and those of our third-party service providers and business partners may be vulnerable to security breaches, attacks by hackers, acts of vandalism, computer viruses, misplaced or lost data, human errors, or other similar events and are from time to time subject to such incidents. Security breaches, computer malware and computer hacking have become more prevalent across industries and are increasing in their frequency, level of persistence, sophistication and intensity, and are being conducted by sophisticated, organized groups and individuals. We may face increased cybersecurity risks due to our reliance on Internet technology and the increased number of employees working remotely following the pandemic. If unauthorized parties gain access to our networks or databases or those of our third-party service providers or business partners they may be able to steal, publish, delete, use inappropriately or modify our private and sensitive third-party information including protected health information, payment card information and personal identification information. In addition, associates may intentionally or inadvertently cause data or security breaches that result in unauthorized release of sensitive or confidential information. Because the techniques used to circumvent security systems can be highly sophisticated, change frequently, are often not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address all possible vulnerabilities or implement adequate preventive measures for all situations. Like most corporations, our systems are a target of attacks. Although the incidents that we have experienced to date have not had a material effect on our business, there can be no assurance that such incidents will not have a material adverse effect on us in the future. Any such breach, attack, virus or other event could result in costly investigations and litigation exceeding applicable insurance coverage or contractual rights available to us, civil or criminal penalties, operational changes or other response measures, loss of consumer confidence in our security measures, or negative publicity that could adversely affect our financial condition, results of operations and reputation.
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
State legislators and regulators may also be reluctant to accept telehealth and remote medicine as an additional way to provide access to quality patient care. Recently, there has been an increase in legislative and rulemaking activity that creates disparity across jurisdictions with respect to how telehealth is regulated and how we are able to implement our remote medicine solution. Our ability to launch our remote medicine solution in certain jurisdictions or in the most cost-efficient manner is highly dependent on the evolution of these state-by-state requirements and restrictions. Some states have taken positions on telehealth that significantly limit our ability to deploy our current remote medicine solution, or that prohibit the use of telehealth by optometrists to conduct eye examinations. The ever-changing regulatory landscape may cause disruption as we launch our remote medicine solution in various states, causing us to significantly reconfigure the solution or potentially decide to not deploy the solution in that particular state. This may have an abrupt and material effect on our business operations or financial status. If a legal challenge to our chosen remote medicine solution were successful, and we are unable to modify the model to comply with the requirements and still meet the needs of patients and optometrists, this may have a material effect on our business operations or financial status in that jurisdiction. We cannot provide any assurances that we will not be subject to reprimands, sanctions, probation, fines, suspension or revocation of operating or business permits, or that our ability to offer remote medicine services in that jurisdiction will not be challenged. We also may be the subject of administrative complaints or actions in the future. Our ability to recruit optometrists who are willing and able to provide telehealth services where permitted may be affected by their respective licensing authorities or state optometry boards or association’s view on telehealth practice. We must continuously monitor legislative and rulemaking activities for changes in telehealth requirements and work with various stakeholders to educate lawmakers on how remote optometry services may be provided safely and effectively. We cannot guarantee that our interpretation of existing or future requirements is aligned with how regulators may interpret such requirements, and we cannot assure that, if challenged, our current remote medicine solution will be found to be in compliance with the law.
We must comply with the FCLCA and its implementing regulations with respect to verifying contact lens prescriptions in connection with our online sales of contact lenses. Our extended warranty plans may subject us to state laws, which vary by state, that regulate the sale of product service contracts or insurance-like arrangements. It is possible that regulators in certain states could determine that our warranty plans should be subject to these laws and mandate that we comply with various registration, disclosure and financial requirements. In such event, we could be required to incur enhanced compliance costs, or be at risk of cease and desist orders and monetary penalties.

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
In addition, a person who offers or transfers to a federal healthcare program beneficiary any remuneration, including the transfer of items or services for free or other than fair market value, that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services, may be liable for significant civil monetary penalties. Although this prohibition applies only to federal healthcare program beneficiaries; the provision of free items and services to patients covered by commercial payors may implicate applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts, and statutory or common law fraud. In addition, state regulators or boards of optometry may also challenge our promotional practices, including America’s Best’s bundled offers, as, among other things, violating applicable state laws regarding unfair competition, false advertising to consumers or corporate practice of optometry prohibitions. To the extent our promotional programs are found to be inconsistent with applicable laws, we may be required to restructure or discontinue such programs, or be subject to other significant penalties.
Eyeglasses and contact lenses are regulated as medical devices in the U.S. by the FDA, and under the FDC Act, such medical devices must meet a number of regulatory requirements. We do not hold any marketing authorizations for the eyeglasses and contact lenses that we sell as we serve as the retailer for third-party manufacturers’ devices. We cannot provide assurance that such third-party manufacturers’ eyeglasses or contact lenses we sell comply with these regulatory requirements. We also engage in certain manufacturing, repackaging and relabeling activities that subject us to direct oversight by the FDA under the FDC Act and its implementing regulations. If we, or any of the third-party manufacturers whose products we sell, fail to comply with applicable requirements, we or they may be subject to legal action by the U.S. Department of Justice, on behalf of the FDA and/or various forms of FDA enforcement and compliance actions, which include recalls, fines, penalties, injunctions, seizures, prosecutions, adverse publicity (such as FDA press releases) or other adverse actions.
Our failure to comply with applicable regulations could have severe consequences, including the closure of our stores, possible breaches of the agreements relating to certain of our brands, changes to our way of doing business and the imposition of fines and penalties.

We are subject to managed vision care laws and regulations.
We are engaged in managed vision care, both as a managed care entity through our subsidiary, FirstSight, and as a provider to managed care payors and insurers, and are subject to additional regulations as a result. FirstSight is licensed as a single-service HMO and is subject to the managed care laws of the State of California and is comprehensively regulated by the DMHC. FirstSight’s failure to comply with the regulations and requirements under such managed care laws may result in the imposition of various sanctions, including the suspension or revocation of FirstSight’s license, civil penalties and appointment of a receiver, among others. Material changes to the operations of FirstSight, including the opening of America’s Best locations outside of defined service areas, must be approved by the DMHC. This approval process can be complex and can cause delays in the projected opening of our stores. The sale of managed care products by FirstSight is essential to our America’s Best operations in California, and the suspension or loss of our license or our failure to otherwise comply with applicable regulatory requirements could have a material adverse impact on such business in California.
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
We are subject to HIPAA, the HITECH Act and the health data privacy, security and breach notification regulations issued pursuant to these statutes, which govern our collection, use, access, disclosure, transmission and/or storage of PHI, in connection with the sales of our products and services, customer service, billing and employment practices, as well as our operations as a business associate to multiple healthcare providers. HIPAA has several rules with which we must comply, including the HIPAA Privacy, Security, and Breach Notification rules. Each of these rules sets forth specific standards and controls that covered entities and business associates must implement, and ongoing implementation of these requirements take significant time, effort and resources, including external resources to audit compliance against these rules. While we take precautions to detect and prevent non-compliance among our employees, subcontractors and service providers, it is not always possible to identify and deter misconduct related to unauthorized access, use, disclosure or destruction of PHI.
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
The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and changing requirements across our business. For instance, as an entity that collects and maintains PII and PHI, we could be forced, in the event of a data breach, to report the breach not only to affected customers, but also to various public agencies and media outlets, potentially harming our reputation and our business. Our business partners may have contractual rights of indemnification against us or seek to terminate our contracts with them in the event that their customer or proprietary business information is released as a result of a breach of our information technology. Additionally, business partners may also face a data breach, allowing for our customer or proprietary business information to be released, which could result in a loss of consumer confidence in our security measures, harm our business and also lead to costly investigations and litigation. Such a breach also may not be adequately covered under contractual rights of indemnification or by cyber insurance. Further, if we are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions or expulsion from card acceptance programs, which could adversely affect our retail operations. As privacy and information security laws and regulations change and vary from state to state, we may incur additional compliance costs.

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

We rely on our suppliers to control the quality of both eyeglass components and contact lenses. We are not involved in the manufacture of the merchandise we purchase from our vendors for sale to our customers, and we do not independently investigate whether these vendors legally hold sufficient intellectual property rights to the merchandise that they are manufacturing or distributing. Our ability to seek recourse for liabilities and recover costs from our vendors depends on our contractual rights as well as on the financial condition and integrity of the vendors. Moreover, we engage in certain manufacturing, repackaging and relabeling activities at our optical laboratories and at certain Eyeglass World stores. If the products that we manufacture, repackage or relabel are defective or otherwise result in product liability or personal injury claims against us, our business could be adversely affected and we could be subject to adverse regulatory action.
If our merchandise or services do not meet applicable governmental safety standards or our customers’ expectations regarding quality or safety, we could experience lost sales and increased costs, be exposed to legal and reputational risk, or face fines or penalties which could materially adversely affect our financial results.

Failure to comply with laws, regulations and enforcement activities or changes in statutory, regulatory, accounting and other legal requirements could potentially impact our operating and financial results.
In addition to the vision care and healthcare laws and regulations discussed above, we are subject to numerous federal, state, local and foreign laws and governmental regulations including those relating to environmental protection, building, land use and zoning requirements, workplace regulations, wage and hour, privacy and information security, consumer protection, immigration, and employment matters. If we fail to comply with existing or future laws or regulations, or if these laws or regulations are violated by importers, manufacturers or distributors, we may be subject to governmental or judicial fines or sanctions, while incurring substantial legal fees and costs. In addition, our capital expenditures could increase due to remediation measures that may be required if we are found to be noncompliant with any existing or future laws or regulations.
Further, the FTC has authority to investigate and prosecute practices that constitute “unfair trade practices,” “deceptive trade practices” or “unfair methods of competition.” State attorneys general typically have comparable authority and many states also permit private plaintiffs to bring actions on the basis of these laws. Federal and state consumer protection laws and regulations may apply to our operations and retail offers. For example, our America’s Best offer of a “free” eye exam is subject to compliance with laws and regulations governing the use of this term.
Our transactions with vendors engaged in international trade including the non-U.S. laboratories we contract with may subject us to the FCPA and trade sanction laws, and similar anti-corruption, anti-bribery and international trade laws, any violation of which could create substantial liability for us and also harm our reputation.
Our four laboratories in the U.S. and our in-store laboratories at Eyeglass World locations subject us to various federal, state and local laws, regulations and other requirements pertaining to protection of the environment, public health and associate safety, including regulations governing the management of hazardous substances and the maintenance of safe working conditions, such as the Occupational Safety and Health Act of 1970, as amended. These laws also apply generally to all of our properties. Our failure to comply with these laws can subject us to criminal and civil liabilities. In connection with our Vista Optical military locations, we must comply with regulations governing the occupancy of military bases. In connection with our philanthropic endeavors, we must also comply with additional federal, state and local tax and other laws and regulations.
Additionally, because we accept debit and credit cards for payment, we are subject to the PCI Standard issued by the Payment Card Industry Security Standards Council, with respect to payment card information. The PCI Standard contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. Compliance with the PCI Standard and implementing related procedures, technology and information security measures requires significant resources and ongoing attention. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology such as those necessary to achieve compliance with the PCI Standard or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. We rely on third-party vendors to handle PCI matters and ensure compliance. Any material interruptions or failures in our payment-related systems could have a material adverse effect on our business, financial condition and results of operations. If there are amendments to the PCI Standard, the cost of compliance with new requirements could also be substantial and we may suffer loss of critical data and interruptions or delays in our operations as a result.

Adverse judgments or settlements resulting from legal proceedings relating to our business operations could materially adversely affect our business, financial condition and results of operations.
From time to time, we are subject to allegations, and may be party to legal claims and regulatory proceedings, relating to our business operations. See Part I. Item 3. “Legal Proceedings.” Such allegations, claims and proceedings may be brought by third parties, including our shareholders, customers, associates, governmental or regulatory bodies, or competitors and may include class actions. Defending against such claims and proceedings is costly and time consuming and may divert management’s attention and resources from our normal business operations, and the outcome of many of these claims and proceedings cannot be predicted. If any of these claims or proceedings were to be determined adversely to us, if a judgment, a fine or a settlement involving a payment of a material sum of money were to occur, or if injunctive relief were issued against us, our business, financial condition and results of operations could be materially adversely affected.
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
Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks and other proprietary intellectual property, including our name and logos. While it is our policy to protect and defend vigorously our rights to our intellectual property, we cannot predict whether steps taken by us to protect our intellectual property rights will be adequate to prevent infringement or misappropriation of these rights. It may be difficult for us to prevent others from copying elements of our products and any litigation to enforce our rights could be costly, divert attention of management and may not ultimately be successful. Although we believe that we have sufficient rights to all of our trademarks, service marks and other intellectual property rights, we may face claims of infringement that could interfere with our ability to market and promote our brands. Any such litigation may be costly and divert resources from our business. Moreover, if we are unable to successfully defend against such claims, we may be prevented from using our trademarks, service marks or other intellectual property rights in the future and may be liable for damages, which in turn could materially adversely affect our business, financial condition or results of operations.

Risks Related to Our Indebtedness
We have a significant amount of indebtedness which could adversely affect our business and financial position, including by limiting our business flexibility and preventing us from meeting our debt obligations.
We have a significant amount of indebtedness. As of December 30, 2023, we had approximately $448.7 million of aggregate principal amount of indebtedness associated with our first lien term loan in the aggregate principal amount of $146.3 million (the “Term Loan A”) due in 2028, subject to springing maturity, and $302.5 million of 2.50% convertible senior notes due on May 15, 2025 (the “2025 Notes”) outstanding (excluding finance lease obligations). Our leverage could have a number of consequences for us, including:
•requiring us to utilize a substantial portion of our cash flows from operations to make payments on our indebtedness, reducing the availability of our cash flows to fund working capital, capital expenditures, general corporate and other purposes;
•increasing our vulnerability to adverse economic, industry or competitive developments;
•making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including any financial maintenance and restrictive covenants, could result in an event of default under the agreements governing our indebtedness;
•restricting us from capitalizing on business opportunities;
•limiting our ability to obtain additional financing for working capital, capital expenditures, execution of our business strategy, debt service requirements, acquisitions or other general corporate purposes; and

•limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.
Our ability to make principal and interest payments on and to refinance our indebtedness will depend on our ability to generate cash in the future and is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we cannot generate sufficient cash flow from operations to make scheduled principal and interest payments in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity. The terms of our existing or future debt agreements may also restrict us from effecting any of these alternatives. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition to refinancing, we may elect to deploy capital to reduce outstanding debt and such capital deployment would reduce our ability to use funds for other purposes. For example, we repurchased $100.0 million aggregate principal amount of our 2025 Notes in November 2023, and the Company is continuing to evaluate its alternatives in light of the impending maturity date of the 2025 Notes on May 15, 2025, including, repayment, refinancing and further repurchase prior to maturity. The Company may also elect to pay all or a portion of the conversion price relating to the 2025 Notes in cash to the extent a holder elects to convert. Further, changes in the credit and capital markets, including market disruptions and interest rate fluctuations, may increase the cost of financing, make it more difficult to obtain favorable terms, or restrict our access to these sources of future liquidity. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, could have a material adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of our indebtedness.

A change in interest rates may adversely affect our business.
As of December 30, 2023, $146.3 million of term loan borrowings were subject to variable interest rates and we had total borrowings of $448.7 million with a weighted average borrowing rate of 3.4%, inclusive of the effects of our interest rate collar. In fiscal year 2021, following the maturity of the interest rate swaps, the interest rate collar hedged some of the variability in our interest rates. A decrease in the applicable rate below a certain threshold could require payments to the counterparty of our interest rate collar derivative and could materially reduce our profitability and cash flows. An increase in interest rates, whether because of an increase in market interest rates or a decrease in our creditworthiness, could increase the cost of servicing our debt and could materially reduce our profitability and cash flows.
Moreover, on January 1, 2022, the publication of the one-week and two-months U.S. Dollar LIBOR maturities and all non-U.S. Dollar LIBOR maturities ceased and the remaining U.S. Dollar LIBOR maturities ceased immediately after June 30, 2023. Accordingly, many of our existing LIBOR obligations that were not already replaced by a different rate, transitioned to another benchmark after June 30, 2023. At this time, it is not possible to predict the full effect that the discontinuance of LIBOR, or the establishment of alternative reference rates such as SOFR, will have on us or our borrowing costs and such changes may result in an increase in the cost of our variable rate indebtedness. SOFR is a relatively new reference rate and its composition and characteristics are not the same as LIBOR. Given the limited history of this rate and potential volatility as compared to other benchmark or market rates, the future performance of this rate cannot be predicted based on historical performance.

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
As of December 30, 2023, $302.5 million aggregate principal amount of our 2025 Notes were outstanding. The 2025 Notes are convertible into cash, shares of common stock or a combination of cash and shares of common stock at our election, based on the applicable conversion rate at such time. Prior to February 15, 2025, the 2025 Notes are convertible at the option of the holders of such notes under certain circumstances as provided in the governing indenture and, as of December 30, 2023, those circumstances were not in effect. As of December 30, 2023, based on the initial conversion rate of the 2025 Notes, which is subject to adjustment, the 2025 Notes are convertible into 9.7 million shares of our common stock with a maximum possible issuance of 12.4 million shares. The conversion of some or all of the 2025 Notes could dilute the ownership interests of existing stockholders to the extent we elect to deliver shares of our common stock upon conversion of any of the 2025 Notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.

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
•strategic actions by us or our competitors, including announcements by us, our competitors, our suppliers or our Host and Legacy organizations of significant contracts, price reductions, new products or technologies, acquisitions, joint marketing relationships, joint ventures, other strategic relationships, or capital commitments;
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
Our amended and restated certificate of incorporation authorizes our Board of Directors, without the approval of our stockholders, to issue 50,000,000 shares of our preferred stock, subject to limitations prescribed by applicable law, rules and regulations and the provisions of our amended and restated certificate of incorporation, as shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. The powers, preferences and rights of these additional series of preferred stock may be senior to or in parity with our common stock, which may reduce its value.

Our certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, associates or stockholders.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We have developed processes for assessing, identifying and managing material risks from cybersecurity threats. Our enterprise risk assessment and management system incorporates risks from cybersecurity threats alongside other risks to the Company. We also have a management level risk management council that supports our processes to assess and manage cybersecurity and other risks. Our information security team oversees and implements security controls designed to minimize the risk or impact of any breach or unauthorized disclosure of our confidential and sensitive data, including protected health and personal information. These controls include endpoint protection and response software (anti-virus), network intrusion detection devices, a vulnerability management program, IT and third-party risk management programs, and multifactor authentication. We provide annual security awareness training for corporate and store associates, and we administer periodic phishing testing and training to associates who have access to a company email address. The security of the National Vision network is monitored by a Security Operations Center (“SOC”), which works with our information security team with the aim of preventing realization of attacks by threat actors. We also maintain an incident response plan which, among other things, is designed to mitigate the impact of an incident, assist in restoring normal business operations, comply with applicable regulatory obligations arising from an incident and prevent similar future incidents. Our risk management processes also address cybersecurity threat risks associated with our use of third-party service providers. Our Chief Technology Officer (“CTO”) collaborates with our information security and legal teams to conduct periodic table-top exercises and testing of our data security and incident response procedures. Periodically, we engage specialized third parties to conduct exercises that stress test our data security systems and practice company-wide response tactics. We also conduct third-party HIPAA risk assessments to identify and catalog potential risks to health data.
As of the date of this report, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, as discussed under “Item 1A. Risk Factors – We rely heavily on our information technology systems, as well as those of our vendors, for our business to effectively operate and to safeguard confidential information; any significant failure, inadequacy, interruption or security breach could adversely affect our business, financial condition and operations,” the sophistication of cyber threats continues to increase, and the actions we take to reduce the risk of cyber incidents and protect our systems and information may be insufficient. As such, no matter how well our controls are designed or implemented, we cannot assure that we will be able to anticipate all security breaches, and we may not be able to implement effective preventive measures against such security breaches in a timely manner.
Governance
Our CTO oversees our approach to cybersecurity and is responsible for assessing and managing our material risks from cybersecurity threats. Our CTO has served in this role at the Company since 2020, and has more than 25 years of experience in the aggregate in various senior roles involving managing global information technology and security teams spanning strategy, implementation, operations and compliance. The Vice President of Information Technology Infrastructure collaborates with the CTO and a supporting team to maintain and update the Company’s technology infrastructure and corresponding safety measures. Our VP of Information Technology Infrastructure has served in this role at the Company for over six years, has over 25 years of experience in information technology systems and holds a bachelor of science degree in computer information systems.
Our CTO is informed about, and monitors the prevention, detection, mitigation and remediation of, cybersecurity incidents through the management of and participation in the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. When a cybersecurity incident occurs or we identify a vulnerability, we have cross-functional teams that are responsible for leading the initial assessment of priority and severity, and external experts may also be engaged as appropriate.
The audit committee of our Board oversees our enterprise risk management process, which includes risks from cybersecurity threats. The audit committee regularly receives reports from management with respect to risks from cybersecurity threats and quarterly reviews cybersecurity and data security risks and mitigation strategies, along with program assessments, planned improvements and the status of information technology initiatives with the CTO. These risks and mitigation strategies are also periodically reviewed by the entire Board.

Item 2. Properties
We lease all of our America’s Best and Eyeglass World retail stores. Our leases generally have noncancelable lease terms of between five and 10 years, with an option to renew for additional terms of one to 10 years or more. In recent years, we have entered into more leases with 10-year initial terms with renewal options. Most leases for these retail stores provide for a minimum rent, typically with escalating rent increases. In certain circumstances we pay a percentage rent based upon sales after certain minimum thresholds are achieved. These leases generally require us to pay insurance, utilities, real estate taxes and common area maintenance expenses.
We occupy our Host locations through master agreements with our Host partners, which contain standard terms and conditions, such as fixed and percentage-based payments.
A summary of our stores by location as of December 30, 2023 is shown below. This summary includes the Legacy stores we operated as of December 30, 2023. As a result of the MSA Termination, we no longer operate the Legacy stores listed below. Refer to Item 1. “Our Business - Overview of Our Brands and Omni-channel & E-commerce Platform” for more information on the MSA Termination.

State	America’s Best	Eyeglass World	Legacy	Other	State	America’s Best	Eyeglass World	Legacy	Other
AK	—	—	1	7	MT	—	—	1	—
AL	24	1	3	3	NC	23	—	36	2
AR	—	—	—	1	ND	—	—	—	—
AZ	28	11	9	2	NE	5	1	—	1
CA	76	20	43	4	NH	—	—	2	—
CO	26	7	7	3	NJ	39	—	3	1
CT	10	—	7	—	NM	—	2	5	3
DE	—	—	—	—	NV	—	4	2	1
FL	96	43	2	2	NY	38	—	13	1
GA	44	4	28	5	OH	41	1	—	1
HI	—	—	3	—	OK	—	—	—	—
IA	8	1	—	—	OR	10	—	3	9
ID	7	—	—	—	PA	44	5	13	—
IL	57	2	—	—	RI	—	—	—	—
IN	18	11	—	—	SC	19	3	6	1
KS	—	2	6	2	SD	—	—	1	—
KY	6	1	—	2	TN	23	4	—	—
LA	15	—	1	1	TX	123	6	3	5
MA	—	—	2	—	UT	14	5	—	1
MD	24	—	1	1	VA	33	—	16	1
ME	—	—	—	—	VT	—	—	—	—
MI	35	12	—	—	WA	18	1	1	19
MN	14	—	—	—	WI	11	—	—	—
MO	27	1	—	1	WV	—	—	6	—
MS	—	—	—	2	WY	1	—	1	—
___________
Note: ‘Other’ includes Vista Optical in Fred Meyer stores and on military bases. There is one Vista Optical location in Puerto Rico.
We lease laboratories in Georgia, Texas and Utah and distribution centers in Georgia and Ohio, and we own our laboratory in Minnesota.
Our corporate offices are located in leased space in Duluth, Georgia. In addition, we lease office space for our FirstSight corporate office in Upland, California and leased office space for our AC Lens corporate office in Columbus, Ohio through February 2024.

Item 3. Legal Proceedings
See Note 12. “Commitments and Contingencies” in our consolidated financial statements included in Part II. Item 8. of this Form 10-K for information regarding certain legal proceedings in which we are involved, which discussion is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.
Information About Our Executive Officers
Information about our executive officers is incorporated by reference from Part III—Item 10 of this annual report.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the Nasdaq Global Select Market under the symbol “EYE.”
Holders
As of February 16, 2024, there were approximately 12 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not represent the actual number of beneficial owners of our common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners.
Issuer Purchases of Equity Securities
During the quarter ended December 30, 2023, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act.
Effective November 8, 2021, the Company’s Board of Directors (the “Board”) authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company’s common stock. On November 29, 2021, the Board authorized an increase from $50 million to $100 million in aggregate amount of shares of the Company’s common stock that may be repurchased under the Company’s current share repurchase program. On February 23, 2022, our Board of Directors authorized a $100 million increase to the share repurchase authorization, for a total authorization of $200 million. During fiscal years 2023, 2022, and 2021, the Company repurchased 1.1 million shares of its common stock for $25.0 million, 2.7 million shares of its common stock for $80.0 million, and 1.4 million shares of its common stock for $69.9 million, respectively, under the share repurchase program. The Company’s original share repurchase authorization expired on December 30, 2023, and had remaining capacity of $25 million. Effective February 23, 2024, the Board authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company’s common stock until January 3, 2026. The authorization permits the Company to make purchases of its common stock from time to time in the open market or privately negotiated transactions, and pursuant to pre-set trading plans meeting the requirements of all applicable securities laws and regulations. The timing and amounts of any such repurchases will depend on a variety of factors, including the market price of the Company’s shares, general market and economic conditions, legal requirements and tax implications. The Company expects to fund the share repurchases using cash on hand.
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
The graph below presents the Company’s cumulative total stockholder returns relative to the performance of the Nasdaq Global Composite Index and the Nasdaq US Benchmark Retail Index commencing December 28, 2018 and through December 29, 2023. All values assume a $100 initial investment in the Company’s common stock on Nasdaq and data for the Nasdaq Global Composite Index and the Nasdaq US Benchmark Retail Index assumes all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end values based on the last trading day of each fiscal year. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
12/28/2018
12/27/2019
12/31/2020
12/31/2021
12/30/2022
12/29/2023
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
We conduct substantially all of our activities through our indirect wholly-owned subsidiary, NVI, and its subsidiaries. We operate on a retail fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to December 31. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References herein to “fiscal year 2023” relate to the 52 weeks ended December 30, 2023, references herein to “fiscal year 2022” relate to the 52 weeks ended December 31, 2022 and references herein to “fiscal year 2021” relate to the 52 weeks ended January 1, 2022.
The disclosures contained in this Form 10-K are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law. For further information, please see “Risk Factors” and “Forward-Looking Statements.”
Overview
We are one of the largest optical retailers in the United States (the “U.S.”) and a leader in the attractive value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best, regardless of their budget. We achieve this by providing eye exams, eyeglasses and contact lenses to value seeking and lower income consumers with an opening price point that strives to be among the lowest in the industry. We reach our customers through a diverse portfolio of 1,413 retail stores across five brands and 13 consumer websites as of fiscal year end 2023.

Brand and Segment Information
As of December 30, 2023, our operations consisted of two reportable segments:
•Owned & Host – As of fiscal year end 2023, our owned brands consisted of 957 America’s Best Contacts and Eyeglasses (“America’s Best”) retail stores and 148 Eyeglass World retail stores. In America’s Best stores, vision care services are provided by optometrists employed by us or by independent professional corporations or similar entities. America’s Best stores are primarily located in high-traffic strip centers next to value-focused retailers. Eyeglass World locations offer eye exams, provided primarily by independent optometrists and optometrists employed by independent professional corporations or similar entities, and have on-site optical laboratories that enable stores to quickly fulfill many customer orders and make repairs on site. Eyeglass World stores are primarily located in freestanding or in-line locations near high-foot-traffic shopping centers. Our Host brands consisted of 54 Vista Optical locations on select military bases and 29 Vista Optical locations within select Fred Meyer stores as of fiscal year end 2023. We have strong, long-standing relationships with our Host partners and have maintained each partnership for over 20 years. These brands provide eye exams primarily by independent optometrists. All brands utilize our centralized laboratories. This segment also includes sales from our America’s Best, Eyeglass World, and Military omni-channel websites.
•Legacy – As of fiscal year end 2023, we managed the operations of, and supplied inventory and laboratory processing services to, 225 Vision Centers in Walmart retail locations. On July 20, 2023, we received a notice of non-renewal from Walmart of the Walmart MSA. The Walmart MSA terminated on February 23, 2024 and we no longer operate Vision Centers for Walmart. Refer to Note 2. “Termination of Walmart Partnership” included in Part II. Item 8. of this Form 10-K for further information. During fiscal year 2023, sales associated with this arrangement represented 7.1% of consolidated net revenue.
Our consolidated results for all periods presented in this Form 10-K also include the following activity recorded in our Corporate/Other category:

•Our e-commerce platform managed by AC Lens comprising multiple proprietary branded websites and third-party websites with established retailers and mid-sized vision insurance providers. AC Lens handles site management, CRM and order fulfillment and also sells a wide variety of contact lenses, eyeglasses and eye care accessories. In 2024, we will wind down AC Lens operations, including the closure of the Ohio distribution center, which largely supported the wholesale distribution and e-commerce contact lens services that the Company has provided to Walmart and Sam’s Club. We are reviewing our portfolio of websites and deciding how best to position the portfolio after the wind down of the AC Lens operations.
•Wholesale contact lenses distribution to Walmart and Sam’s Club by AC Lens. We incur costs at a higher percentage of sales than other product categories. AC Lens sales associated with Walmart and Sam’s Club contact lenses distribution arrangements represented 6.9% of consolidated net revenue during fiscal year 2023. In connection with the MSA Termination, AC Lens has delivered notices of non-renewal of the agreements it has with Walmart and Sam’s Club such that those agreements are expected to terminate on June 30, 2024.
•Managed care business conducted by FirstSight, our wholly-owned subsidiary that is licensed as a single-service health plan under California law, which issues individual vision plans in connection with our America’s Best operations in California and, until the termination of the agreement between FirstSight and Walmart on February 23, 2024, arranged for the provision of optometric services at the offices next to certain Walmart stores throughout California.
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

Trends and Other Factors Affecting Our Business
We have remained focused on our long-term growth initiatives despite the ongoing macroeconomic uncertainty. We opened 70 new stores in 2023, and as of December 30, 2023 enabled remote medicine in over 500 stores.
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
We operate in the highly competitive and fragmented U.S. optical retail industry. We face competition from mass merchants, specialty retail chains, online retailers and independent eye practitioners and opticians, along with large national retailers. Increased consolidation activity in the industry may enable our competitors to benefit from purchasing advantages and the ability to leverage management capabilities across a larger business base. Along with our competitors, we are affected by a number of various trends and factors, including, but not limited to, economic conditions, availability of vision care professionals, inflation, consumer preferences and demand.

The overall economic environment continues to be challenging and macroeconomic factors that may affect customer spending patterns, and thereby our results of operations, include inflation, employment rates, business conditions, changes in the housing market, the availability of credit, interest rates, tax rates and fuel and energy costs.
As part of our growth strategy we are investing in the digitization of our stores, including remote medicine capabilities and an EHR platform. As of December 30, 2023, remote medicine technology has been enabled in over 500 of our America’s Best locations. We believe remote medicine not only helps provide more access to eye care for patients, it also helps address constraints in exam capacity. We have also invested in the transition to an EHR platform. We anticipate continuing the investment in these capabilities primarily in America’s Best stores in the near term, including implementing the EHR platform in all America’s Best locations by the end of 2024. While the remote medicine and EHR platforms have increased exam capacity, revenue and profitability, we have experienced higher costs applicable to revenue as a percentage of revenue, when compared with in-store exams.
Our ability to continue to attract and retain qualified vision care professionals may affect exam capacity. Our operations, like those of many of our competitors, depend on our ability to offer both eyewear and eye exams. We believe the impacts of the COVID-19 pandemic on vision care professional availability, including a competitive recruiting market and preferences for adjusted work schedules, and the demand for optometrists exceeding supply in certain areas during fiscal year 2023 have caused constraints in exam capacity which are continuing. Due to these factors, the costs to employ or retain optometrists have increased and may increase further, potentially materially. Targeted wage investments, including increases in compensation for our optometrists and associates, and flexibility initiatives have impacted our costs applicable to revenue and selling, general and administrative expenses. We anticipate that wage pressures in certain markets will continue in 2024. Wage investment pressure and increases to costs applicable to revenue from increases in raw materials prices may not be able to be fully offset by leverage from revenue growth, productivity efficiency and, as appropriate, various pricing actions. We are continuing to strategically invest in recruitment and retention initiatives, including flexible adjusted work schedules, along with continuing our implementation of remote medicine technologies, which has expanded our offerings while also increasing costs.
While there are ranges of customer behaviors based on demographics and other factors, it is estimated that optical consumers typically replace their eyeglasses every two to three years and their contact lenses every six to 12 months, reflecting the predictability of these recurring purchase behaviors; however, the effects of the current macroeconomic environment and geopolitical uncertainty, as well as the ongoing effects of the COVID-19 pandemic, resulted in reduced customer demand in 2023 and have caused shifts in consumer behaviors and preferences, which impact the demand for our products. As a result, the predictability of recurring purchase behavior for the future remains uncertain.
In addition to the central factors impacting our business outlined above, we have identified the following key drivers, challenges and risks on which we are focused and which are detailed below.
Inflation
Rising inflation can result in increased costs and greater profitability pressure for us. While pressures from increases to the price of our raw materials have had an impact on our costs applicable to revenue in fiscal year 2023, we have been able to offset these pressures with efficiencies in our laboratory network, pricing actions and lower freight costs. We anticipate that pressures from increases to our raw materials prices could have an impact on our costs applicable to revenue in fiscal year 2024. Such an inflationary environment and labor market challenges can also result in wage pressures in certain markets. Wage investments as a result of inflation and an increasingly competitive recruiting market for vision care professionals due to the pandemic and related effects have had, and may continue to have, an impact on our profitability.
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
•impact and timing of weather-related store closures; and
•public health emergencies, like COVID-19, which may exacerbate the effects and relevant risk exposures listed above.
A new store is included in the comparable store sales calculation during the 13th full fiscal month following the store’s opening. Closed stores are removed from the calculation for time periods that are not comparable. In the past, we have closed stores as a result of poor store performance, lease expiration or non-renewal and/or the terms of our arrangements with our Host and Legacy partners.
Managed Care and Insurance
Managed care has become increasingly important to the optical retail industry. An increasing percentage of our customers receive vision care insurance coverage through managed care payors. Our participation in these programs represent an increasingly significant portion of our overall revenues and represented approximately 35% of our overall revenues in fiscal year 2023. While we have relationships with almost all vision care insurers in the U.S. and with all of the major carriers, currently, a relatively small number of payors comprise the majority of our managed care revenues, subjecting us to concentration risk. As our participation in managed care programs continues to expand, we have incurred and expect to incur additional costs related to this area of our business. Our comparable store sales growth as noted above as well as overall future operational success could depend on our ability to negotiate, maintain and extend contracts with managed vision care companies, vision insurance providers and other third-party payors, several of whom have significant market share. Coverage and payment levels are determined at each third-party payor’s discretion, and we have limited control over a third-party payor’s decision-making with respect to coverage and payment levels. Coverage restrictions and reductions in reimbursement levels or payment methodologies may negatively impact our sales and profits. In addition, as our participation in managed care programs continues to approach overall industry penetration levels, we expect our associated managed care revenue growth rate to slow over time.
Infrastructure Investment
Our historical results of operations reflect the impact of our ongoing investments in infrastructure to support our growth. We have made and continue to make significant investments in information technology systems, including those to support our point-of-sale system, ERP, supply chain systems, marketing, and personnel, as well as experienced industry executives, and management and merchandising teams to support our long-term growth objectives. We intend to continue to make targeted investments in our infrastructure to support our growth and continue the digitization of our stores and corporate office.
Pricing Strategy
We are committed to providing our products to our customers at low prices. We generally employ a simple, low price/high value strategy that consistently delivers savings to our customers without the need for extensive promotions. Inflationary pressures, including wage investments, consumer confidence and preferences and increased raw material costs, could impact our profitability and lead us to attempt to offset such increases through various pricing actions. Effective May 9, 2022, we changed the price of our America’s Best signature offer to “two pairs of eyeglasses for $79.95, including a free eye exam” from its prior $69.95 price. Effective March 14, 2022, we changed the price of our Eyeglass World opening offer to “two pairs of eyeglasses for $89” from its prior price of $78. We believe that these changes will enable us to continue to offer the best possible value and service to our customers at prices that allow us to maintain our brands’ strong value propositions in the marketplace.

Interim Results and Seasonality
Historically, our business has realized a higher portion of net revenue, operating income, and cash flows from operations in the first half of the fiscal year, and a lower portion of net revenue, operating income, and cash flows from operations in the fourth fiscal quarter. The first half seasonality is attributable primarily to the timing of our customers’ income tax refunds and annual health insurance program start/reset periods. We believe that many customers in our target market are value seeking and lower income consumers who rely on tax refunds to pay for eyewear and eye care. A delay in the issuance of tax refunds or changes in the amount of tax refunds can accordingly have a negative impact on our quarterly financial results in the first half of the year. Consumer behavior with respect to the utilization of tax refund proceeds is also subject to change.
With respect to our fourth quarter results, compared to other retailers, our products and services are less likely to be included in consumers’ holiday spending budgets, therefore reducing spending on personal vision correction during the weeks preceding December 25th of each year. Additionally, although the period between December 25th and the end of our fiscal year is typically a high-volume period, the net revenue associated with substantially all orders of prescription eyeglasses and contact lenses during that period is deferred until the following fiscal period due to our policy of recognizing revenue only after the product has been accepted by the customer, further contributing to higher revenue results in the first half of the year. Our quarterly results may also be affected by the timing of new store openings and store closings, the amount of sales contributed by new and existing stores, the timing of certain holidays, and the timing of weather-related store closures. Changes in consumer behavior driven by lingering effects of the COVID-19 pandemic have resulted in a departure from seasonal norms we have experienced in recent years and may continue to disrupt the historical quarterly cadence of our results of operations for an unknown period of time.
For fiscal years 2023 and 2022, approximately 24% and 23% of our revenue was recorded in the fourth quarter, but approximately 25% and 26% of annual SG&A costs were recorded in the respective fourth quarters of these fiscal years.
Walmart partnership termination
The termination of the Walmart partnership and related wind down of AC Lens operations will impact our revenues and profitability. Effective as of February 23, 2024, the Company has completed the transition of 229 Walmart Vision Center stores. Additionally, the agreements governing our provision of contact lens distribution and related services to Walmart and Sam’s Club will terminate effective as of June 30, 2024. The Company will wind down its remaining AC Lens operations, including the closure of its Ohio distribution center, which largely supported the whole distribution and e-commerce contact lens services that we provided to Walmart and Sam’s Club. We are planning to transition the order fulfillment functions currently handled by AC Lens to a third-party vendor. While we are seeking to reduce costs and replace lost business with new America’s Best or Eyeglass World stores and by other means, including non-headline pricing actions, we may not be successful in our efforts, which could impact our revenues and profitability. In fiscal year 2023, we have incurred costs in connection with the MSA Termination and related wind down of AC Lens operations. We anticipate that we will incur approximately $8 million of additional costs in fiscal year 2024.

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
New Store Openings
The total number of new stores per year and the timing of store openings has, and will continue to have, an impact on our results. We opened 70 stores during fiscal year 2023. We will continue to monitor and determine our plans for future new store openings based on health, safety and economic conditions.
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

In thousands, except earnings per share, percentage and store data	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2021
Revenue:
Net product sales	$1,744,136	$1,648,315	$1,718,344
Net sales of services and plans	382,332	357,089	361,181
Total net revenue	2,126,468	2,005,404	2,079,525
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	664,589	636,324	633,116
Services and plans	336,321	289,263	271,663
Total costs applicable to revenue	1,000,910	925,587	904,779
Operating expenses:
Selling, general and administrative expenses	991,883	915,355	900,798
Depreciation and amortization	98,252	99,956	97,089
Asset impairment	82,413	5,783	4,427
Other expense (income), net	(164)	(2,552)	(2,505)
Total operating expenses	1,172,384	1,018,542	999,809
Income (loss) from operations	(46,826)	61,275	174,937
Interest expense, net	14,339	462	25,612
Loss on extinguishment of debt	599	—	—
Earnings (loss) before income taxes	(61,764)	60,813	149,325
Income tax provision	4,137	18,691	21,081
Net income (loss)	$(65,901)	$42,122	$128,244

Supplemental operating data:
Number of stores open at end of period	1,413	1,354	1,278
New stores opened during the period	70	80	75
Adjusted Operating Income (1)	$72,321	$87,795	$204,749
Diluted EPS	$(0.84)	$0.52	$1.43
Adjusted Diluted EPS (1)	$0.64	$0.65	$1.48
Adjusted EBITDA (1)	$165,322	$180,263	$294,350
(1) Refer to Non-GAAP Financial Measures section below for our presentation of Adjusted Operating Income, Adjusted Diluted EPS and Adjusted EBITDA.

	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2021
Percentage of net revenue:
Total costs applicable to revenue	47.1%	46.2%	43.5%
Selling, general and administrative expenses	46.6%	45.6%	43.3%
Total operating expenses	55.1%	50.8%	48.1%
Income (loss) from operations	(2.2)%	3.1%	8.4%
Net income (loss)	(3.1)%	2.1%	6.2%
Adjusted Operating Income	3.4%	4.4%	9.8%
Adjusted EBITDA	7.8%	9.0%	14.2%

Fiscal Year 2023 compared to Fiscal Year 2022
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for fiscal year 2023 compared to fiscal year 2022.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2023		Fiscal Year 2022
Owned & Host segment
America’s Best	4.0%	(7.7)%	957	905	$1,470,411	69.1%	$1,366,019	68.1%
Eyeglass World	(1.0)%	(6.7)%	148	136	225,906	10.6%	217,727	10.9%
Military	3.0%	(4.3)%	54	54	22,758	1.1%	22,114	1.1%
Fred Meyer	(4.6)%	(5.1)%	29	29	10,973	0.5%	11,508	0.6%
Owned & Host segment total			1,188	1,124	$1,730,048	81.3%	$1,617,368	80.6%
Legacy segment	(0.5)%	(8.4)%	225	230	150,894	7.1%	151,877	7.6%
Corporate/Other	—	—	—	—	252,427	11.9%	242,822	12.1%
Reconciliations	—	—	—	—	(6,901)	(0.3)%	(6,663)	(0.3)%
Total	3.1%	(7.5)%	1,413	1,354	$2,126,468	100.0%	$2,005,404	100.0%
Adjusted Comparable Store Sales Growth(3)	2.9%	(7.6)%
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
(3)There are two differences between total comparable store sales growth based on consolidated net revenue and Adjusted Comparable Store Sales Growth: (i) Adjusted Comparable Store Sales Growth includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in a decrease of 0.1% and an increase of 0.7% from total comparable store sales growth based on consolidated net revenue for fiscal years 2023 and 2022, respectively, and (ii) Adjusted Comparable Store Sales Growth includes retail sales to the Legacy partner’s customers (rather than the revenues recognized consistent with the management & services agreement with the Legacy partner), resulting in a decrease of 0.1% and a decrease of 0.1% from total comparable store sales growth based on consolidated net revenue for the fiscal years 2023 and 2022, respectively.
Total net revenue of $2,126.5 million for fiscal year 2023 increased $121.1 million, or 6.0%, from $2,005.4 million for fiscal year 2022. The increase was driven by approximately 55% from growth from new store sales, 40% from Adjusted Comparable Store Sales Growth, 10% by our AC Lens business, partially offset by closed stores and effects of deferred and unearned revenue.
During fiscal year 2023, we opened 58 new America’s Best stores and 12 new Eyeglass World stores and closed six America’s Best stores and one Legacy store as a result of our Legacy partner’s decision to cease its overall operations at the location. During the fourth quarter of 2023, we also transitioned four Legacy stores to Walmart leading up to the MSA Termination. The total net new locations in fiscal year 2023 for America’s Best and Eyeglass World are 52 and 12, respectively. Overall, store count grew 4.4% from the end of fiscal year 2022 to the end of fiscal year 2023.
Comparable store sales growth and Adjusted Comparable Store Sales Growth for fiscal year 2023 were 3.1% and 2.9%, respectively, both reflecting an increase in customer transactions and higher average ticket.
Net product sales comprised 82.0% and 82.2% of total net revenue for fiscal years 2023 and 2022, respectively. Net product sales increased $95.8 million, or 5.8% during fiscal year 2023 compared to fiscal year 2022, primarily due to a $71.8 million, or 6.4%, increase in eyeglass sales, a $16.1 million, or 4.2%, increase in contact lens sales and a $6.6 million, or 4.7%, increase in wholesale fulfillment.

Net sales of services and plans increased $25.2 million, or 7.1%, driven primarily by higher exam revenues of $30.9 million, or 15.8%, increase which was partially offset by a $4.1 million, or 11.7%, decrease in management fees from our Legacy partner and a $3.1 million, or 4.1%, decrease in product protection plan revenues.

Owned & Host segment net revenue. Net revenue increased $112.7 million, or 7.0%, driven primarily by new store openings and comparable store sales growth.

Legacy segment net revenue. Net revenue decreased $1.0 million, or 0.6%, driven primarily by negative comparable store sales growth.
Corporate/Other segment net revenue. Net revenue increased $9.6 million, or 4.0%, driven primarily by increases in wholesale fulfillment.
Net revenue reconciliations. The impact of reconciliations negatively impacted net revenue by $0.2 million during fiscal year 2023 compared to fiscal year 2022. Net revenue was positively impacted by $5.0 million due to the timing of unearned revenue. Net revenue was negatively impacted by $5.2 million due to higher sales of club memberships and product protection plans, and lower recognition of product protection plan revenue in fiscal year 2023 compared to fiscal year 2022.
Costs applicable to revenue
Costs applicable to revenue of $1,000.9 million for fiscal year 2023 increased $75.3 million, or 8.1%, from $925.6 million for fiscal year 2022. As a percentage of net revenue, costs applicable to revenue increased from 46.2% for fiscal year 2022 to 47.1% for fiscal year 2023. This increase as a percentage of net revenue was primarily driven by higher growth in optometrist-related costs of 150 basis points and by 60 basis points due to reduction in components of service revenue, including product protection plan revenue, and other mix and margin effects. These costs were partially offset by a 90-basis point effect from higher exam revenue and a 30-basis point effect from increased eyeglass mix and higher eyeglass margin.
Costs of products as a percentage of net product sales decreased from 38.6% for fiscal year 2022 to 38.1% for fiscal year 2023 primarily driven by increased eyeglass mix and higher eyeglass margin.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales decreased from 28.9% for fiscal year 2022 to 28.7% for fiscal year 2023 primarily driven by increased eyeglass mix and higher eyeglass margin.
Legacy segment costs of products. Costs of products as a percentage of net product sales decreased from 46.8% for fiscal year 2022 to 45.2% for fiscal year 2023. The decrease was primarily driven by a higher mix of managed care customer transactions versus non-managed care customer transactions. Legacy segment managed care net product revenue is recorded in net product sales while revenue associated with servicing non-managed care customers is recorded in net sales of services and plans. Eyeglass and contact lens product costs for both managed care and non-managed care net revenue are recorded in costs of products. Increases in managed care mix decrease costs of products as a percentage of net product sales and have a corresponding negative impact on costs of services as a percentage of net sales of services and plans in our Legacy segment.
Costs of services and plans as a percentage of net sales of services and plans increased from 81.0% for fiscal year 2022 to 88.0% for fiscal year 2023. The increase was primarily driven by higher growth in optometrist-related costs, lower product protection plan revenues and lower management fees from our Legacy partner, partially offset by higher eye exam revenue.
Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 88.6% for fiscal year 2022 to 93.1% for fiscal year 2023. The increase was primarily driven by higher growth in optometrist-related costs, partially offset by higher eye exam revenue.
Legacy segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 44.9% for fiscal year 2022 to 50.6% for fiscal year 2023. The increase was primarily driven by lower management fees from our Legacy partner and growth in optometrist-related costs.
Selling, general and administrative
SG&A of $991.9 million for fiscal year 2023 increased $76.5 million, or 8.4%, from fiscal year 2022. As a percentage of net revenue, SG&A increased from 45.6% for fiscal year 2022 to 46.6% for fiscal year 2023. The increase in SG&A as a percentage of net revenue was primarily driven by higher performance-based incentive compensation of 70 basis points, higher payroll of 50 basis points, as well as 50 basis points of other expenses, such as stock-based compensation and expenses related to the termination of the Walmart partnership, partially offset by lower advertising expense of 50 basis points and other operating expenses of 20 basis points.
Owned & Host segment SG&A. SG&A as a percentage of net revenue decreased from 38.9% for fiscal year 2022 to 38.7% for fiscal year 2023 driven primarily by lower advertising expense, partially offset by higher payroll.
Legacy segment SG&A. SG&A as a percentage of net revenue decreased from 38.3% for fiscal year 2022 to 37.6% for fiscal year 2023 driven primarily by lower payroll and lower advertising expense.

Depreciation and amortization
Depreciation and amortization expense of $98.3 million for fiscal year 2023 decreased $1.7 million, or 1.7%, from $100.0 million for fiscal year 2022 primarily driven by a decrease in amortization of intangible assets as a result of impairing the Walmart contracts and customer relationship asset during fiscal year 2023 and a shift to cloud-based software investments that are amortized in SG&A, partially offset by investments in remote medicine technology and new store openings.
Asset impairment
We recorded impairment charges of $82.4 million for fiscal year 2023 compared to $5.8 million recognized in fiscal year 2022. The majority of the impairment charges in the current period were recorded in connection with the termination of the Walmart partnership and included impairments at our Legacy and AC Lens operating segments. Refer to Note 2 “Termination of Walmart Partnership” included in Part II. Item 8. of this Form 10-K for further information. In addition, we recorded impairment charges of $2.8 million related to tangible long-lived assets and ROU assets associated with our Owned & Host segment for fiscal year 2023, which were driven by lower than projected customer sales volume in certain stores, and other entity-specific assumptions. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and the likelihood that these scenarios would be ultimately realized; and the remaining useful lives of the assets. Asset impairment expenses were recognized in Corporate/Other.
Other expense (income), net
Other expense (income), net was $(0.2) million for fiscal year 2023 compared to $(2.6) million for fiscal year 2022. This change was primarily a result of a gain of $2.7 million in Other expense (income), net in fiscal year 2022 that did not occur in fiscal year 2023 in connection with the acquisition of our equity method investee by a third party. See Note 1. “Business and Significant Accounting Policies” for further details.
Interest expense, net
Interest expense, net, of $14.3 million for fiscal year 2023 increased $13.9 million, or 3001%, from $0.5 million for fiscal year 2022. The increase was primarily a result of lower derivative income of $15.8 million and higher Term Loan A expense of $5.4 million, partially offset by higher income on cash balances of $6.8 million.
Income tax provision
Our effective tax rates for fiscal year 2023 and fiscal year 2022 were (6.7)% and 30.7%, respectively. The change in effective tax rates reflects our statutory federal and state rate of 25.2% and 25.4%, respectively, the disallowance of the Legacy segment goodwill impairment loss for income tax purposes and other permanent items.

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

Non-GAAP Financial Measures
Adjusted Operating Income, Adjusted Operating Margin, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Diluted EPS
We define Adjusted Operating Income as net income, plus interest expense (income), net and income tax provision (benefit), further adjusted to exclude stock-based compensation expense, loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, amortization of acquisition intangibles, ERP implementation expenses and certain other expenses. We define Adjusted Operating Margin as Adjusted Operating Income as a percentage of net revenue. We define EBITDA as net income, plus interest expense (income), net, income tax provision (benefit) and depreciation and amortization. We define Adjusted EBITDA as net income, plus interest expense (income), net, income tax provision (benefit) and depreciation and amortization, further adjusted to exclude stock-based compensation expense, loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, ERP implementation expenses and certain other expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of net revenue. We define Adjusted Diluted EPS as diluted earnings per share, adjusted for the per share impact of stock-based compensation expense, loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, amortization of acquisition intangibles, amortization of debt discounts and deferred financing costs of our term loan borrowings, amortization of the conversion feature and deferred financing costs related to our 2025 Notes when not required under U.S. GAAP to be added back for diluted earnings per share, derivative fair value adjustments, ERP implementation expenses, certain other expenses, and tax expense (benefit) from stock-based compensation, less the tax effect of these adjustments.
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
The following table reconciles our Adjusted Operating Income, Adjusted Operating Margin, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin to net income; and Adjusted Diluted EPS to diluted EPS for the periods presented:

In thousands	Fiscal Year 2023		Fiscal Year 2022		Fiscal Year 2021
Net income	$(65,901)	(3.1)%	$42,122	2.1%	$128,244	6.2%
Interest expense, net	14,339	0.7%	462	0.0%	25,612	1.2%
Income tax provision	4,137	0.2%	18,691	0.9%	21,081	1.0%
Stock-based compensation expense (a)	20,174	0.9%	13,512	0.7%	14,886	0.7%
Loss on extinguishment of debt (b)	599	0.0%	—	—%	—	—%
Asset impairment (c)	82,413	3.9%	5,783	0.3%	4,427	0.2%
Litigation settlement (d)	—	—%	—	—%	1,500	0.1%
Amortization of acquisition intangibles (e)	5,251	0.2%	7,488	0.4%	7,488	0.4%
ERP implementation expenses (h)	484	0.0%	—	—%	—	—%
Other (i)	10,825	0.5%	(263)	(0.0)%	1,511	0.1%
Adjusted Operating Income / Adjusted Operating Margin	$72,321	3.4%	$87,795	4.4%	$204,749	9.8%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding. Some of the percentage totals in the table above do not foot due to rounding differences.

In thousands	Fiscal Year 2023		Fiscal Year 2022		Fiscal Year 2021
Net income	$(65,901)	(3.1)%	$42,122	2.1%	$128,244	6.2%
Interest expense, net	14,339	0.7%	462	0.0%	25,612	1.2%
Income tax provision	4,137	0.2%	18,691	0.9%	21,081	1.0%
Depreciation and amortization	98,252	4.6%	99,956	5.0%	97,089	4.7%
EBITDA	50,827	2.4%	161,231	8.0%	272,026	13.1%

Stock-based compensation expense (a)	20,174	0.9%	13,512	0.7%	14,886	0.7%
Loss of extinguishment of debt (b)	599	0.0%	—	—%	—	—%
Asset impairment (c)	82,413	3.9%	5,783	0.3%	4,427	0.2%
Litigation settlement (d)	—	—%	—	—%	1,500	0.1%
ERP implementation expenses (h)	484	0.0%	—	—%	—	—%
Other (i)	10,825	0.5%	(263)	(0.0)%	1,511	0.1%
Adjusted EBITDA / Adjusted EBITDA Margin	$165,322	7.8%	$180,263	9.0%	$294,350	14.2%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding. Some of the percentage totals in the table above do not foot due to rounding differences.

In thousands, except per share amounts	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2021
Diluted EPS	$(0.84)	$0.52	$1.43
Stock-based compensation expense (a)	0.26	0.17	0.15
Loss on extinguishment of debt (b)	0.01	—	—
Asset impairment (c)	1.05	0.07	0.05
Litigation settlement (d)	—	—	0.02
Amortization of acquisition intangibles (e)	0.07	0.09	0.08
Amortization of debt discounts and deferred financing costs (f)	0.04	0.04	0.02
Derivative fair value adjustments (g)	0.12	(0.20)	(0.03)
ERP implementation expenses (h)	0.01	—	—
Other (l)	0.14	(0.00)	(0.01)
Tax expense (benefit) from stock-based compensation (j)	0.02	(0.00)	(0.15)
Tax effect of total adjustments (k)	(0.23)	(0.04)	(0.08)
Adjusted Diluted EPS	$0.64	$0.65	$1.48

Weighted average diluted shares outstanding	78,313	80,298	96,134
Note: Some of the totals in the table above do not foot due to rounding differences.
____________
(a)Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and performance vesting conditions.
(b)For fiscal year 2023, reflects the extinguishment loss related to the repurchase of $100 million of the 2025 Notes on November 14, 2023.
(c)Reflects write-off related to impairment of long-lived assets, primarily goodwill of the Legacy Segment, Walmart contracts and relationship asset, property and equipment at Walmart stores and associated with our AC Lens business, and impairment of property, equipment and lease-related assets on closed or underperforming stores.
(d)Expenses associated with settlement of certain litigation.
(e)Amortization of the increase in carrying values of finite-lived intangible assets resulting from the application of purchase accounting following the KKR Acquisition.
(f)Amortization of deferred financing costs and other non-cash charges related to our long-term debt. We adjust for amortization of deferred financing costs related to the 2025 Notes only when adjustment for these costs is not required in the calculation of diluted earnings per share under U.S. GAAP.
(g)The adjustments for the derivative fair value (gains) and losses have the effect of adjusting the (gain) or loss for changes in the fair value of derivative instruments and amortization of AOCL for derivatives not designated as accounting hedges. This results in reflecting derivative (gains) and losses within Adjusted Diluted EPS during the period the derivative is settled.
(h)Costs related to the Company’s ERP implementation.
(i)Other adjustments include amounts that management believes are not representative of our operating performance (amounts in brackets represent reductions in Adjusted Operating Income, Adjusted Diluted EPS and Adjusted EBITDA), which are primarily related to the termination of the Walmart partnership of $7.0 million for fiscal year 2023, costs associated with the digitization of paper-based records of $2.2 million for fiscal year 2023, excess payroll taxes on vesting of restricted stock units and exercises of stock options, executive severance and relocation and other expenses and adjustments, including our share of (gains) losses on equity method investments of $(2.7) million and $(2.4) million for fiscal years 2022 and 2021, respectively, and losses on other investments of $0.3 million for fiscal year 2022.
(j)Tax expense (benefit) associated with accounting guidance requiring excess tax expense (benefit) related to vesting of restricted stock units and exercises of stock options to be recorded in earnings as discrete items in the reporting period in which they occur.
(k)Represents the income tax effect of the total adjustments at our combined statutory federal and state income tax rates excluding Walmart goodwill impairment charges of $60.1 million for fiscal year 2023.
(l)Reflects other expenses in (i) above, including the impact of stranded tax effect of $(2.1) million for fiscal year 2021 associated with our interest rate swaps that matured in 2021, and $0.2 million and $0.1 million of debt issuance costs for fiscal years 2023 and 2021, respectively.
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
As of fiscal year end 2023, we had $149.9 million in cash and cash equivalents and $293.6 million of availability under our revolving credit facility, which includes $6.4 million in outstanding letters of credit.
The following table summarizes cash flows provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

In thousands	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2021
Cash flows provided by (used for):
Operating activities	$173,033	$119,198	$258,938
Investing activities	(115,822)	(110,894)	(92,897)
Financing activities	(136,808)	(84,556)	(234,324)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(79,597)	$(76,252)	$(68,283)

Net Cash Provided by Operating Activities
Cash flows provided by operating activities increased by $53.8 million to $173.0 million, during fiscal year 2023 from $119.2 million during fiscal year 2022 as a result of changes in net working capital and other assets and liabilities, which contributed an additional $81.9 million in cash, partially offset by a decrease in net income and non-cash reconciling items of $28.0 million as compared to fiscal year 2022.

Working capital was most significantly impacted by changes in other liabilities and accounts receivable. Increases in other liabilities contributed $54.6 million in year-over-year cash primarily due to increases in compensation related accruals. Decreases in accounts receivable balances contributed $17.0 million in year-over-year cash primarily due to payments of deferred social security taxes in fiscal year 2022 pursuant to the CARES Act that did not recur in fiscal year 2023, and a decrease in managed care receivables due to timing.
Cash flows provided by operating activities decreased by $139.7 million to $119.2 million, during fiscal year 2022 from $258.9 million during fiscal year 2021 as a result of a $86.1 million decrease in net income, changes in net working capital and other assets and liabilities, which used an additional $39.9 million in cash and a decrease in non-cash expense adjustments of $13.7 million, in each case, as compared to fiscal year 2021.
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

Net Cash Used for Investing Activities
Net cash used for investing activities increased by $4.9 million, to $115.8 million, during fiscal year 2023 from $110.9 million during fiscal year 2022. The increase was primarily due to investments in our labs and distribution centers, and store remodeling costs, partially offset by decreased investments in remote medicine. We purchased $114.8 million in capital items during fiscal year 2023. Approximately 80% to 85% of our capital spend is related to our expected growth (i.e., new stores, remote medicine infrastructure, EHR, optometric equipment, additional capacity in our optical laboratories and distribution centers, and our IT infrastructure, including ERP and omni-channel platform related investments).
Net cash used for investing activities increased by $18.0 million, to $110.9 million, during fiscal year 2022 from $92.9 million during fiscal year 2021. The increase was primarily due to increased capital investments in remote medicine and new store openings. We purchased $113.5 million in capital items during fiscal year 2022.
Net Cash Provided by (Used for) Financing Activities
Net cash used for financing activities increased $52.3 million, from $84.6 million use of cash during fiscal year 2022 to $136.8 million use of cash during fiscal year 2023. The increase in cash used for financing activities was primarily due to a repurchase of $100.0 million aggregate principal amount of the 2025 Notes for an aggregate cash repurchase price of $99.3 million in fiscal year 2023, partially offset by decreases in purchases of treasury stock of $56.0 million during fiscal year 2023 as compared with 2022.
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
Long-term Debt
The following table sets forth the amounts owed under our term loan and the 2025 Notes and the interest rate on such outstanding amounts, and the amount available for additional borrowing thereunder, as of the end of fiscal year 2023:

In thousands	Interest Rate (2)	Amount Outstanding	Amount Available for Additional Borrowing
2025 Notes, due May 15, 2025	Fixed	$302,497	$—
Term Loan A, due June 13, 2028	Variable	146,250	—
Revolving Loans, due June 13, 2028(1)	Variable	—	293,619
Total		$448,747	$293,619
____________
(1)At December 30, 2023, the amount available under our revolving credit facility reflected a reduction of $6.4 million of letters of credit outstanding.
(2)Refer to Note 5. Long-term Debt for the interest rates used on the term loan and revolving credit facility. The 2025 Notes pay interest semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2020, at an annual rate of 2.50%.

Share Repurchase Authority
Effective November 8, 2021, the Company's Board of Directors authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company's common stock. On November 29, 2021, the Company’s Board of Directors authorized an increase from $50 million to $100 million in aggregate amount of shares of the Company’s common stock that may be repurchased under the Company’s current share repurchase program. On February 23, 2022, our Board of Directors authorized a $100 million increase to the share repurchase authorization, for a total authorization of $200 million. During fiscal years 2023, 2022, and 2021, the Company repurchased 1.1 million shares of its common stock for $25.0 million, 2.7 million shares of its common stock for $80.0 million, and 1.4 million shares of its common stock for $69.9 million, respectively, under the share repurchase program. The Company’s original share repurchase authorization expired on December 30, 2023, and had remaining capacity of $25 million. Effective February 23, 2024, the Board authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company’s common stock until January 3, 2026. The authorization permits the Company to make purchases of its common stock from time to time in the open market or privately negotiated transactions, and pursuant to pre-set trading plans meeting the requirements of all applicable securities laws and regulations. The timing and amounts of any such repurchases will depend on a variety of factors, including the market price of the Company’s shares, general market and economic conditions, legal requirements and tax implications. The Company expects to fund the share repurchases using cash on hand.
Capital Expenditures

In thousands	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2021
New stores (owned brands)	$51,938	$49,761	$40,058
Laboratories, distribution centers and optometric equipment	26,030	30,073	20,900
Information technology and other	36,806	33,713	34,557
Total	$114,774	$113,547	$95,515
We expect capital expenditures in fiscal year 2024 to be approximately between $110 million and $115 million and to be used primarily in supporting the Company’s growth through investments in new and existing stores, remote medicine, EHR, optical laboratories, and IT infrastructure, including ERP. We expect to fund capital expenditures with cash flows from operations, but may also use existing cash balances or funds available through our revolving credit facility.

Material Cash Requirements

As of fiscal year end 2023, our current and long-term material cash requirements include the following commitments and contractual obligations:

In thousands	2024	2025	2026	2027	2028	Thereafter	Total
Term loan(a)	$5,625	$9,375	$7,500	$7,500	$116,250	$—	$146,250
2025 Notes(b)	—	302,497	—	—	—	—	302,497
Revolving credit facility(c)	—	—	—	—	—	—	—
Estimated interest(d)	17,540	13,367	8,934	8,412	3,679	—	51,932
Noncancelable operating leases(e)	96,270	108,628	87,129	72,277	52,762	118,181	535,247
Finance leases(f)	4,129	4,625	4,252	3,379	1,973	1,091	19,449
Other commitments(g)	76,586	54,146	43,510	37,578	25,621	6,146	243,587
Total	$200,150	$492,638	$151,325	$129,146	$200,285	$125,418	$1,298,962
____________
(a)Refer to Note 5. “Long-term Debt” to our consolidated financial statements included in Part II. Item 8 of this Form 10-K for more information on our term loan.
(b)Refer to Note 5. “Long-term Debt” for more information on the 2025 Notes and Note 14. “Earnings Per Share” for the treatment of earnings per share in relation to the 2025 Notes.
(c)Refer to Note 5. “Long-term Debt” for more information on our revolving credit facility.
(d)We have estimated our interest payments on our term loan based on Term Secured Overnight Financing Rate as of the end of fiscal year 2023. Amounts and timing may be different from our estimated interest payments due to potential voluntary prepayments, borrowings and interest rate fluctuations. Expected obligations on our hedging instruments are excluded from estimated interest presented in the table above.
(e)We lease our retail stores, optometric examination offices, distribution centers, office space and all of our optical laboratories with the exception of our St. Cloud, Minnesota lab, which we own. The vast majority of our leases are classified as operating leases under current accounting guidance. Although rent expense on operating leases is recorded in SG&A on a straight-line basis over the term of the lease, contractual obligations above represent required cash payments. Our lease arrangements require us to pay executory costs such as insurance, real estate taxes and common area maintenance and some of our leases are based on a percentage of sales. These expenses are generally variable, not included above, and were approximately $36.4 million during fiscal year ended 2023. Refer to Note 9. “Leases” for our current and long-term lease payment obligations.
(f)For leases classified as finance leases, the finance lease asset is recorded as property and equipment and a corresponding amount is recorded as a long-term debt obligation in the Consolidated Balance Sheets at the net present value of the minimum lease payments to be made over the lease term for new finance leases. We allocate each lease payment between a reduction of the lease obligation and interest expense using the effective interest method. Finance lease amounts above represent required contractual cash payments in the periods presented. Refer to Note 9. “Leases” for our current and long-term lease payment obligations.
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
We follow U.S. GAAP in making the determination as to whether to record an asset or liability related to our arrangements with third parties. Consistent with current accounting guidance, we do not record an asset or liability associated with long-term purchase, marketing and promotional commitments, or commitments to philanthropic endeavors. We have disclosed the amount of future commitments associated with these items in our consolidated financial statements. We are not a party to any other off-balance sheet arrangements.

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
We recognize revenue across our product protection plan and club membership contract portfolio based on the value delivered to the customers relative to the remaining services promised under the programs. We determine the value delivered based on the expected timing and amount of customer usage of benefits over the terms of the contracts. A 100 basis point change in our estimate of value delivered to customers compared to expected customer usage of benefits would have affected revenues in fiscal year 2023 by approximately $2 million; this amount would have been recognized at different times over the contract period.
Unearned revenue at the end of a reporting period is estimated based on processing and delivery times throughout the current month and generally ranges from approximately seven to 10 days. All unearned revenue at the end of a reporting period is recognized in the next fiscal period. A one-day increase in our estimate of the average days needed to process delivery would have affected revenues in fiscal year 2023 by approximately $5 million, which would ultimately have been recorded in the next fiscal year.
The Company considers its revenue from managed care customers to include variable consideration and estimates such amounts associated with managed care customer revenues using the history of concessions provided and cash receipts from managed care providers; a 100 basis point change in our rate of concessions granted would have reduced our revenues in fiscal year 2023 by approximately $2 million.
See Note 8. “Revenue from Contracts with Customers” in our audited consolidated financial statements included in Part II. Item 8. of this Form 10-K for additional information.
Impairment of P&E and ROU assets

In evaluating store-level property and equipment and ROU assets for recoverability and impairment, we may consider multiple factors including financial performance of the stores, regional and local business climates, future plans for the store operations and other qualitative factors. We estimate the fair value of the asset group using an income approach based on discounted cash flows, which requires estimates and assumptions of forecasted store revenue growth rates and store profitability. We consider market-based indications of prevailing rental rates, lease incentives and discount rates for retail space when estimating the fair value of ROU assets. Developing the estimates and assumptions used in our recovery and impairment evaluations require significant judgment. The cash flows used in estimating fair value of property and equipment and ROU assets were discounted using market rates from 7.8% to 11.5% in fiscal year 2023.
We had $362.6 million of property and equipment, net, and ROU assets of $406.6 million as of December 30, 2023. Changes in estimates and assumptions used in our impairment testing of property and equipment could result in future impairment losses, which could be material. We recognized impairments of property and equipment and ROU assets of $13.3 million, $5.8 million and $4.4 million in fiscal years 2023, 2022 and 2021, respectively. The impairment charges in fiscal year 2023, were primarily related to impairments related to the termination of the Walmart partnership. The impairment charges in fiscal years 2022 and 2021 were primarily related to our long-lived tangible store assets and ROU assets. Refer to Note 2. “Termination of Walmart Partnership” and Note 10. “Fair Value Measurement” included in Part II. Item 8. of this Form 10-K for further information on impairments recognized in fiscal year 2023.
Impairment of Goodwill and Intangible Assets
We calculate the fair value of our reporting units using the income approach based on discounted cash flows analysis whereby estimated after-tax cash flows are discounted using a weighted average cost of capital. The cash flows used in the analysis are based on financial forecasts developed internally by management and require significant judgment. Significant unobservable inputs used in the fair value measurement of the reporting units include revenue growth rates, payroll and other expense growth rates, capital expenditures and discount rates. These assumptions are sensitive to future changes in the business profitability, changes in our business strategy, customer concentration risk and external market conditions, among other factors. See Note 4. “Goodwill and Intangible Assets” included in Part II. Item 8. of this Form 10-K for further detail on goodwill impairment.
As of December 30, 2023, we had $717.5 million of goodwill, $240.5 million of non-amortizing intangible assets, and $20.3 million of other intangible assets, net of accumulated amortization. Changes in estimates and assumptions used in our impairment testing could result in future impairment losses, which could be material. Significant judgments and assumptions are required in our impairment evaluations.
We determined that the various terminations of agreements with Walmart Inc. as well as the subsequent decision to consolidate our distribution network and close the distribution center in Ohio constituted triggering events, and accordingly, performed impairment tests on our Legacy and AC Lens operating segments during the year ended December 30, 2023 on assets related to the Walmart partnership. See Note 2. “Termination of Walmart Partnership” included in Part II. Item 8. of this Form 10-K for further information.
The fair values of our reporting units with goodwill exceeded their respective carrying values by at least 30%. Future changes in a reporting unit’s business profitability, expected cash flows, changes in business strategy and external market conditions, among other factors, could require us to record an impairment charge for goodwill. A 100 basis point increase in discount rates used to estimate the fair value of the Company’s reporting units would not result in an impairment of goodwill at fiscal year-end.
When evaluating indefinite-lived, non-amortizing trademarks and trade names for impairment, we use the relief-from-royalty method to estimate fair value, whereby an estimated royalty rate is determined based on comparable licensing arrangements, which is then applied to the revenue projections for the subject asset. The estimated fair value is calculated using a discounted cash flow analysis. We record an impairment charge as the excess of carrying value over estimated fair value. The fair value of the Eyeglass World trade name asset exceeded its carrying value by approximately 10%; changes to the growth assumptions or future strategy for this brand may negatively affect the fair value of this asset. A 100 basis point increase in discount rates used to estimate the fair value of the Company’s trademarks and trade names would not result in an impairment of these assets at fiscal year-end. A 10 basis point decrease in the royalty rates used in the analyses would not result in an impairment of these assets at fiscal year-end.
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

Income Taxes
Calculations and assessments of uncertain tax positions involve estimates and complex judgments because the ultimate tax outcomes are uncertain and future events are unpredictable. Our net deferred liability balance as of December 30, 2023 was $87.9 million. Changes in assumptions in our estimates could result in material changes to these balances. See Note 7. “Income Taxes” to our consolidated financial statements included in Part II. Item 8 of this Form 10-K.
Inventories
Inventory shrinkage is estimated and recorded throughout the period in cost of sales based on historical results and current inventory levels. Inventory values are adjusted for estimated obsolescence and written down to net realizable value (“NRV”) based on estimates of current and anticipated demand, customer preference, merchandise age, planned promotional activities, compliance with contact lens vendor return policies, and estimates of future retail sales prices. Actual shrinkage is recorded throughout the year based upon periodic physical counts. As of December 30, 2023, our total inventory balance was $119.9 million. A 10% increase in the obsolescence and shrinkage reserves will not have a material impact on our financial position. See Note 1. “Business and Significant Accounting Policies” to our consolidated financial statements included in Part II. Item 8 of this Form 10-K.
Recently Issued Accounting Pronouncements
For information on recently issued accounting pronouncements, see Note 1. “Business and Significant Accounting Policies” to our consolidated financial statements included in Part II. Item 8 of this Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have market risk exposure from changes in interest rates. When appropriate, we use derivative financial instruments to mitigate the risk from such exposure. A discussion of our accounting policies for derivative financial instruments is included in Note 1. “Business and Significant Accounting Policies” and Note 10. “Fair Value Measurement” to our consolidated financial statements included in Part II. Item 8 of this Form 10-K.
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
As of December 30, 2023, $146.3 million of term loan borrowings were subject to variable interest rates and we had total borrowings of $448.7 million with a weighted average borrowing rate of 3.4%, inclusive of the effects of our interest rate collar. An increase to market rates of 1.0% as of December 30, 2023 would not result in a material increase to interest expense. Assuming a decrease to market rates of 1.0%, the resulting impact to interest expense related to the interest rate derivative would be approximately $1 million. Our exposure to risk from changes in the interest rates will change upon the maturity of our interest rate collar on July 18, 2024. See Note 13. “Interest Rate Derivatives” to our consolidated financial statements included in Part II. Item 8 of this Form 10-K for more information on our interest rate collar.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of National Vision Holdings, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of National Vision Holdings, Inc. and subsidiaries (the “Company”) as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations and comprehensive income, stockholders’equity, and cash flows, for each of the three years in the period ended December 30, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Goodwill and Trademark and Trade name — Eyeglass World — Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
The Company tests goodwill and trademarks and trade names for impairment annually, or more frequently as warranted by events or changes in circumstances which indicate that the carrying value of assets may not be recoverable. The Company evaluates impairment for Eyeglass World by comparing the fair value of the reporting unit and trademark and trade names with their respective carrying value. For each reporting unit, the Company used the income approach, which is based on a discounted cash flow analysis and calculated the fair value of the reporting unit by estimating after-tax cash flows discounted using a discount rate. For each trademark and trade name, the Company used the relief-from-royalty method, which involves estimating a royalty rate based on comparable licensing arrangements, applying that rate to the revenue projections for the subject asset, and then estimating fair value using a discounted cash flow analysis. The determination of fair value requires management to make significant estimates and assumptions related to the discount rate. The discount rate may also incorporate certain risk premiums, such as a company-specific risk premium (CSRP), which represents the incremental return that investors may require to compensate for the risks, uncertainties and variability in the estimated future cash flows. The changes in these assumptions could have a significant impact on the fair value which could lead to an impairment charge. As of December 30, 2023, the Company’s consolidated balance of goodwill was $717.5 million, of which $111.1 million relates to Eyeglass World. The consolidated balance of trademarks and trade names at the same date was

$240.5 million, of which $40.0 million relates to Eyeglass World. The fair value of the reporting unit and trademark and trade name for Eyeglass World exceeded the carrying value as of the measurement date and, therefore, no impairment was recognized.
We identified the valuation of the reporting unit and trademark and trade name for Eyeglass World as a critical audit matter because of the significant judgments made by management to estimate the fair value and the difference between its fair value and carrying value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the discount rate, including the CSRP.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the discount rate, including the CSRP, used by management to estimate the fair value of the reporting unit and trademark and trade name for Eyeglass World included the following, among others:
•We tested the design and operating effectiveness of controls over management’s goodwill and trademarks and trade names impairment evaluation, including those over the determination of the fair value and related to management’s selection of the discount rate.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) the selected discount rate, including the CSRP, by:
–Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
–Developing a range of independent estimates and comparing those to the discount rate selected by management.
–Evaluating the interaction between the discount rate and the forecasts to understand and sensitize management’s assumptions regarding risk inherent in the forecasts.

/s/ Deloitte & Touche LLP

Atlanta, GA
February 26, 2024

We have served as the Company’s auditor since 2002.

National Vision Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
In Thousands, Except Par Value

	As of December 30, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$149,896	$229,425
Accounts receivable, net	86,854	79,892
Inventories	119,908	123,158
Prepaid expenses and other current assets	40,012	41,361
Total current assets	396,670	473,836

Noncurrent assets
Property and equipment, net	362,563	359,775
Goodwill	717,544	777,613
Trademarks and trade names	240,547	240,547
Other intangible assets, net	20,272	34,669
Right of use assets	406,579	382,825
Other assets	28,336	21,981
Total noncurrent assets	1,775,841	1,817,410
Total assets	$2,172,511	$2,291,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,556	$65,276
Other payables and accrued expenses	123,288	94,225
Unearned revenue	48,117	41,239
Deferred revenue	62,867	62,201
Current maturities of long-term debt and finance lease obligations	10,480	4,137
Current operating lease obligations	85,392	77,186
Total current liabilities	397,700	344,264

Noncurrent liabilities:
Long-term debt and finance lease obligations, less current portion and debt discount	450,771	563,388
Noncurrent operating lease obligations	376,814	358,110
Deferred revenue	21,459	21,601
Other liabilities	8,465	8,900
Deferred income taxes, net	87,884	93,870
Total noncurrent liabilities	945,393	1,045,869
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 84,831 and 84,273 shares issued as of December 30, 2023 and December 31, 2022, respectively; 78,311 and 78,992 shares outstanding as of December 30, 2023 and December 31, 2022, respectively	848	842
Additional paid-in capital	788,967	767,112
Accumulated other comprehensive loss	(419)	(1,179)
Retained earnings	254,616	320,517
Treasury stock, at cost; 6,520 and 5,281 shares as of December 30, 2023 and December 31, 2022, respectively	(214,594)	(186,179)
Total stockholders’ equity	829,418	901,113
Total liabilities and stockholders’ equity	$2,172,511	$2,291,246
The accompanying notes are an integral part of these consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
In Thousands, Except Earnings Per Share

	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2021
Revenue:
Net product sales	$1,744,136	$1,648,315	$1,718,344
Net sales of services and plans	382,332	357,089	361,181
Total net revenue	2,126,468	2,005,404	2,079,525
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	664,589	636,324	633,116
Services and plans	336,321	289,263	271,663
Total costs applicable to revenue	1,000,910	925,587	904,779
Operating expenses:
Selling, general and administrative expenses	991,883	915,355	900,798
Depreciation and amortization	98,252	99,956	97,089
Asset impairment	82,413	5,783	4,427
Other expense (income), net	(164)	(2,552)	(2,505)
Total operating expenses	1,172,384	1,018,542	999,809
Income (loss) from operations	(46,826)	61,275	174,937
Interest expense, net	14,339	462	25,612
Loss on extinguishment of debt	599	—	—
Earnings (loss) before income taxes	(61,764)	60,813	149,325
Income tax provision	4,137	18,691	21,081
Net income (loss)	$(65,901)	$42,122	$128,244

Earnings (loss) per share:
Basic	$(0.84)	$0.53	$1.57
Diluted	$(0.84)	$0.52	$1.43
Weighted average shares outstanding:
Basic	78,313	79,831	81,820
Diluted	78,313	80,298	96,134

Comprehensive income (loss):
Net income (loss)	$(65,901)	$42,122	$128,244
Unrealized gain on hedge instruments	1,019	1,020	6,158
Tax provision of unrealized gain on hedge instruments	259	259	3,698
Comprehensive income (loss)	$(65,141)	$42,883	$130,704

The accompanying notes are an integral part of these consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
In Thousands

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances at January 2, 2021	81,239	821	$795,697	$(4,400)	$142,880	$(28,496)	$906,502
Cumulative effect of change in accounting principle	—	—	(71,385)	—	7,271	—	(64,114)
Balances at January 3, 2021 - as adjusted	81,239	821	724,312	(4,400)	150,151	(28,496)	842,388
Issuance of common stock	1,657	17	11,465	—	—	—	11,482
Stock-based compensation	—	—	14,701	—	—	—	14,701
Purchase of treasury stock	(1,491)	—	—	—	—	(73,295)	(73,295)
Unrealized gain on hedge instruments, net of tax	—	—	—	2,460	—	—	2,460
Net income	—	—	—	—	128,244	—	128,244
Balances at January 1, 2022	81,405	838	750,478	(1,940)	278,395	(101,791)	925,980
Issuance of common stock	433	4	3,282	—	—	—	3,286
Stock-based compensation	—	—	13,353	—	—	—	13,353
Purchase of treasury stock	(2,846)	—	—	—	—	(84,388)	(84,388)
Repurchase of 2025 Notes	—	—	(1)	—	—	—	(1)
Unrealized gain on hedge instruments, net of tax	—	—	—	761	—	—	761
Net income	—	—	—	—	42,122	—	42,122
Balances at December 31, 2022	78,992	842	767,112	(1,179)	320,517	(186,179)	901,113
Issuance of common stock	558	6	1,832	—	—	—	1,838
Stock-based compensation	—	—	20,023	—	—	—	20,023
Purchase of treasury stock	(1,239)	—	—	—	—	(28,415)	(28,415)
Unrealized gain on hedge instruments, net of tax	—	—	—	760	—	—	760
Net income (loss)	—	—	—	—	(65,901)	—	(65,901)
Balances at December 30, 2023	78,311	848	$788,967	$(419)	$254,616	$(214,594)	$829,418

The accompanying notes are an integral part of these consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
In Thousands

	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2021
Cash flows from operating activities:
Net income (loss)	$(65,901)	$42,122	$128,244
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	98,252	99,956	97,089
Amortization of debt discount and deferred financing costs	3,351	3,314	4,321
Amortization of cloud computing implementation costs	3,170	6,012	4,714
Asset impairment	82,413	5,783	4,427
Deferred income tax expense (benefit)	(5,989)	11,024	16,701
Stock-based compensation expense	20,174	13,512	14,886
Losses (gains) on change in fair value of derivatives	(1,274)	(16,377)	(3,286)
Inventory adjustments	3,707	2,371	2,481
Other	3,891	2,122	94
Changes in operating assets and liabilities:
Accounts receivable	(7,817)	(24,816)	1,182
Inventories	(457)	(1,860)	(14,876)
Operating lease right of use assets and liabilities	524	859	(41)
Other assets	(3,171)	(10,268)	(11,170)
Accounts payable	2,280	945	(530)
Deferred and unearned revenue	7,401	6,655	6,002
Other liabilities	32,479	(22,156)	8,700
Net cash provided by operating activities	173,033	119,198	258,938
Cash flows from investing activities:
Purchase of property and equipment	(114,774)	(113,547)	(95,515)
Other	(1,048)	2,653	2,618
Net cash used for investing activities	(115,822)	(110,894)	(92,897)
Cash flows from financing activities:
Borrowings on long-term debt, net of discounts	—	—	—
Repayments on long-term debt	(103,000)	(4)	(167,375)
Proceeds from issuance of common stock	1,837	3,744	11,838
Purchase of treasury stock	(28,415)	(84,388)	(73,295)
Payments of debt issuance costs	(3,312)	—	(900)
Payments on finance lease obligations	(3,918)	(3,908)	(4,592)
Net cash used for financing activities	(136,808)	(84,556)	(234,324)
Net change in cash, cash equivalents and restricted cash	(79,597)	(76,252)	(68,283)
Cash, cash equivalents and restricted cash, beginning of year	230,624	306,876	375,159
Cash, cash equivalents and restricted cash, end of year	$151,027	$230,624	$306,876

Supplemental cash flow disclosure information:
Cash paid for interest	$11,735	$16,940	$24,897
Cash paid for taxes	$7,571	$7,481	$10,428
Capital expenditures accrued at the end of the period	$5,412	$9,594	$10,571

The accompanying notes are an integral part of these consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Business and Significant Accounting Policies
Nature of Operations
National Vision Holdings, Inc. (“NVHI,” the “Company,” “we,” “our,” or “us”) is a holding company whose operating subsidiaries include its indirect wholly owned subsidiary, National Vision, Inc. (“NVI”) and NVI’s direct wholly owned subsidiaries. We are a leading value retailer of eyeglasses and contact lenses in the United States (“U.S”). We operated 1,413 and 1,354 retail optical locations in the U.S. and its territories as of the fiscal years ended December 30, 2023 and December 31, 2022, respectively, through our five store brands, including America’s Best Contacts and Eyeglasses (“America’s Best”), Eyeglass World, Vista Optical locations on select U.S. Army/Air Force military bases (“Military”) and within select Fred Meyer stores, and our management & services arrangement with Walmart (“Legacy”). Refer to Note 2. “Termination of Walmart Partnership” for developments related to the Walmart exit.
We sell eyeglasses, contact lenses and optical accessory products to retail customers through proprietary retail web sites and web sites on behalf of certain independent retailers and insurance companies. We also distribute contact lenses to Walmart and Sam’s Club store locations.
We also operate a specialized health maintenance organization (“HMO”) that is licensed as a single-service health plan under California law. The HMO issues individual vision plans in connection with our America’s Best operations in California, and until February 23, 2024, provided, or arranged for the provision of, optometric services at the offices next to certain Walmart stores throughout California.
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
References herein to “fiscal year 2023”, “fiscal year 2022” and “fiscal year 2021,” relate to the 52 weeks ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.
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
The Company has consolidated certain entities meeting the definition of a variable interest entity (“VIE”) as the Company concluded that it is the primary beneficiary of the entities under the provisions of Accounting Standards Codification 810, Consolidation. As of December 30, 2023, the variable interest entities include 32 professional corporations. The total assets of the consolidated VIEs included in the accompanying Consolidated Balance Sheets as of December 30, 2023 and December 31, 2022, were $8.3 million and $7.9 million, respectively, and the total liabilities of the consolidated VIEs were $9.8 million and $8.3 million, respectively.
Certain fiscal year 2022 and fiscal year 2021 amounts within the Consolidated Statements of Cash Flows and footnotes to the financial statements have been reclassified to conform to the fiscal year 2023 presentation.
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
Share Repurchases
Effective November 8, 2021, the Company’s Board of Directors (the “Board”) authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company's common stock. On November 29, 2021, the Board authorized an increase from $50 million to $100 million in aggregate amount of shares of the Company’s common stock that may be repurchased under the Company’s current share repurchase program. On February 23, 2022, our Board of Directors authorized a $100 million increase to the share repurchase authorization, for a total authorization of $200 million. During fiscal years 2023, 2022, and 2021, the Company repurchased 1.1 million shares of its common stock for $25.0 million, 2.7 million shares of its common stock for $80.0 million, and 1.4 million shares of its common stock for $69.9 million, respectively, under the share repurchase program. The Company’s original share repurchase authorization expired on December 30, 2023, and had remaining capacity of $25 million. Effective February 23, 2024, the Board authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company’s common stock until January 3, 2026. The authorization permits the Company to make purchases of its common stock from time to time in the open market or privately negotiated transactions, and pursuant to pre-set trading plans meeting the requirements of all applicable securities laws and regulations. The timing and amounts of any such repurchases will depend on a variety of factors, including the market price of the Company’s shares, general market and economic conditions, legal requirements and tax implications. The Company expects to fund the share repurchases using cash on hand. Repurchased shares are reflected in Treasury stock on the Consolidated Balance Sheets.
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, accelerates a company’s ability to recover Alternative Minimum Tax (“AMT”) refundable credits that otherwise could have been claimed in 2020 and 2021, to 2018 and 2019, with an option to elect recovery of the full credit amount for 2018. The Company recognizes government grants for which there is a reasonable assurance of compliance with grant conditions and receipt of credits. Amounts receivable under the CARES Act were $9.0 million as of both December 30, 2023 and December 31, 2022. Credits recognized under the CARES Act offset deferred payroll taxes that would otherwise be payable as of January 1, 2022.

In addition to the CARES Act, the Consolidated Appropriations Act, 2021, H.R. 133 was signed into law on December 27, 2020 and, among other things, allows for 100% deductibility of meals and entertainment expenses for the tax years ending in 2022 and 2021. In 2023, the deductibility was reduced to 50% of meals and 0% of entertainment expenses.
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
Accounts Receivable, Net
Accounts receivable associated with revenues consist primarily of trade receivables and credit card receivables. Trade receivables consist primarily of receivables from managed care payors and receivables from major retailers. While we have relationships with almost all vision care insurers in the U.S. and with all of the major carriers, currently, a relatively small number of payors comprise the majority of our managed care revenues, subjecting us to concentration risk. Accounts receivable are reduced by allowances for credit losses. Estimates of our allowance for credit losses are based on our historical and current operating, billing, and collection trends, as well as current conditions and reasonable and supportable forecasts about the future. Accounts receivable are written off after all collection attempts have been exhausted. Credit loss expense recognized on our receivables, which is presented in SG&A expenses in the Company’s Consolidated Statements of Operations, was approximately $0.6 million, $0.9 million and $0.8 million for the fiscal years 2023, 2022 and 2021, respectively.
Inventories
The cost of inventory is determined using the weighted average cost method. Inventories at retail stores consist of finished goods and are valued at the lower of cost or estimated net realizable value (“NRV”). Manufactured inventories are valued using absorption accounting which includes material, labor, other variable costs and other applicable manufacturing overhead. Inventory values are adjusted for estimated obsolescence and written down to NRV based on estimates of current and anticipated demand, customer preference, merchandise age, planned promotional activities, contact lens vendor return acceptance activity, and estimates of future retail sales prices. Shrinkage is estimated and recorded throughout the period in costs applicable to revenue based on historical results and current inventory levels. Actual shrinkage is recorded throughout the year based upon periodic physical counts. See Note 3. “Details of Certain Balance Sheet Accounts” for further details.

The Company’s inventory consists primarily of contact lenses, eyeglass frames and unprocessed eyeglass lenses. A significant portion of our inventory is supplied by a small number of key vendors. During fiscal year 2023, 92% of contact lens expenditures were with three vendors and 89% of lens expenditures were with one vendor. This exposes us to vendor concentration risk. We are less exposed to a supplier risk for our eyeglass frames as only 60% of frame expenditures were with two vendors.
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
We depreciate P&E for financial accounting purposes using the straight-line method over the following estimated useful lives:

Buildings	34 years
Equipment	3 - 10 years
Information technology hardware and software (a)	2 - 5 years
Furniture and fixtures	6 years
Leasehold improvements(b)	5 - 10 years
P&E under finance leases (b)	10 years
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

Cloud Computing Arrangements
The Company capitalizes certain costs related to the acquisition and development of internal use software, including implementation costs incurred in a cloud computing arrangement during the application development stages of projects. Capitalized implementation costs are amortized on a straight-line basis over the expected term of the hosting arrangement, which includes consideration of the non-cancellable contractual term and reasonably certain renewals. Costs incurred during the preliminary project or the post-implementation stages of the project are expensed as incurred. Implementation costs are included in Other assets in our Consolidated Balance Sheets. Amortization of capitalized implementation costs is included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.
Goodwill and Intangible Assets
Indefinite-lived intangible assets include goodwill and our trademarks and tradenames; we evaluate these assets annually for impairment, or more frequently if events and circumstances indicate that it is more likely than not that goodwill or intangible assets are impaired. Our annual testing date for impairment of goodwill and indefinite-lived intangible assets is the first day of the fourth fiscal quarter, which for fiscal year 2023 was October 1, 2023. Costs to renew intangible assets are expensed as incurred.
Finite-lived, amortizing intangible assets primarily consist of our contracts and relationships with certain retailers. We amortize finite-lived intangible assets on a straight-line basis over their estimated useful lives. Amortization expense associated with finite-lived intangible assets is included in Depreciation and amortization in the accompanying Consolidated Statements of Operations.

Goodwill is impaired if a reporting unit’s carrying value exceeds its fair value, and impairment is calculated as the excess between carrying value over fair value. We consider each of our operating segments to be reporting units. We estimate the fair value of our reporting units using the income approach, which is based on a discounted cash flow analysis and calculate the fair value of reporting units by estimating after-tax cash flows discounted using a weighted average cost of capital that includes a company-specific risk premium. The cash flows used in the analysis are based on financial forecasts developed internally by management and require significant judgment. The significant unobservable inputs used in the fair value measurement of the reporting units are revenue growth rate, cost of sales, payroll expense growth rate and other store expenses growth rate. These assumptions are sensitive to future changes in the business profitability, changes in our business strategy and external market conditions, among other factors. A decrease to the long-term revenue growth rate assumption or an increase to the expense growth rate assumptions could require us to record goodwill impairment charges.
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
We use the relief-from-royalty method to estimate fair value of our trademarks and trade names, which involves estimating a royalty rate based on comparable licensing arrangements, applying that rate to the revenue projections for the subject asset, and then estimating fair value using a discounted cash flow analysis; the discounted cash flow analysis uses a weighted average cost of capital that includes a company-specific risk premium. We record an impairment charge as the excess of carrying value over estimated fair value.
See Note 2. “Termination of Walmart Partnership” and Note 4. “Goodwill and Intangible Assets” for further detail on impairment of goodwill and intangible assets.
Investments
The Company previously had an investment in a private start-up company whose principal business is licensing software to eyeglass retailers. During fiscal year 2021, the Company’s equity method investee was acquired by a third party and in connection therewith the Company sold all of its ownership interests and received $2.4 million upon the consummation of the sale. The Company subsequently received $2.7 million in fiscal year 2022 related to an earnout associated with the sale. These proceeds were included in Other in the investing section of the Consolidated Statements of Cash Flows. As a result of this transaction, and as the carrying value of the investment was zero, the Company recorded a gain on sale of equity method investment in Other expense (income), net on the Consolidated Statement of Operations of $2.7 million in fiscal year 2022 and $2.4 million in fiscal year 2021.
In the second quarter of fiscal year 2023, we completed an investment in an entity specializing in applying artificial intelligence-powered screening and diagnostic tools to retinal imaging. The initial investment of $0.9 million and subsequent milestone payment of $0.9 million were both recognized in Other assets in the Consolidated Balance Sheets as of December 30, 2023 and in Other in the investing section of the Consolidated Statements of Cash Flows for fiscal year 2023. We have agreed to invest up to an additional $1.5 million in the entity upon the completion of certain milestones.
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
Refer to “Long-lived Asset Impairment” section below and Note 10. “Fair Value Measurement” for the Company’s recurring and non-recurring fair value measurements.

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
Self-Insurance Liabilities
We are primarily self-insured for workers’ compensation, associate health benefits and general liability claims. We record self-insurance liabilities based on claims filed, including the development of those claims and an estimate of claims incurred but not yet reported. Should a different amount of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, liabilities may need to be adjusted accordingly. We periodically update our estimates and record such adjustments in the period in which such determination is made. Self-insurance liabilities are recorded on an undiscounted basis in the accompanying Consolidated Balance Sheets. Refer to the following table and Note 3. “Details of Certain Balance Sheet Accounts” for further details.
We reinsure worker’s compensation and medical claims above our retention levels with a highly rated financial institution that can be expected to fully perform under the terms of the arrangement. Estimated recoveries from reinsurance as of fiscal year end 2023 and 2022 are shown in the following table.

In thousands	Balance Sheet Classification	As of December 30, 2023	As of December 31, 2022
Current portion	Prepaid Expenses and Other Current Assets	$990	$1,047
Noncurrent portion	Other Assets	1,549	2,125
Total estimated recoveries from reinsurance		$2,539	$3,172
Derivative Financial Instruments
The Company uses interest rate derivatives to manage the exposure of its Term Secured Overnight Financing Rate (“Term SOFR”)-based debt to fluctuations in interest rates. If our derivatives are designated as cash flow hedges, we formally document our hedge relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transactions. We record all interest rate derivatives in our Consolidated Balance Sheets on a gross basis at fair value. Fair value represents estimated amounts we would receive or pay upon a termination of interest rate derivatives prior to their scheduled expiration dates. The fair value was based on information that is model-driven and whose inputs were observable (Level 2 inputs) such as Term SOFR forward rates. We do not hold or enter into financial instruments for trading or speculative purposes.
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
We record reductions in revenue for estimated price concessions granted to managed care providers. The Company considers its revenue from managed care customers to include variable consideration and estimates such amounts associated with managed care customer revenues using the history of concessions provided and cash receipts from managed care providers. We reduced our net revenue for variable considerations of $17.3 million, $14.8 million and $10.2 million during the fiscal years 2023, 2022 and 2021, respectively.
Refer to Note 8. “Revenue from Contracts with Customers” for further details of our revenues.
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

Advertising expenses were $139.9 million, $141.4 million and $149.6 million for fiscal years 2023, 2022 and 2021, respectively.
Leases
We lease our stores, distribution centers, corporate offices, and most of our laboratories. These leases generally have noncancelable lease terms of between five and 10 years, with an option to renew for additional terms of one to 10 years or more. The lease term includes renewal option periods when the renewal is deemed reasonably certain after considering the value of the leasehold improvements at the end of the noncancelable lease period. Most leases for our stores provide for a minimum rent and typically include escalating rent over time with the exception of Military for which lease payments are variable and based on a percentage of sales. For Vista Optical locations in Fred Meyer stores, we pay the greater of fixed rent or a percentage of sales after certain minimum thresholds are achieved. The Company’s leases generally require us to pay insurance, real estate taxes and common area maintenance expenses, substantially all of which are variable and not included in the measurement of the lease liability. Our lease arrangements frequently include tenant improvement allowances (“TIAs”), which are contractual amounts received or receivable from a lessor for improvements made to leased properties by the Company. For operating leases, TIAs are treated as a reduction of the lease payments used to measure the ROU assets in the accompanying Consolidated Balance Sheets and are amortized as a reduction in rental expense over the life of the respective leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. With respect to lease accounting guidance, the Company’s management & services agreement with its Legacy partner does not contain a lease arrangement.
The lease liability is measured at the present value of future lease payments over the lease term less TIAs receivable, and the ROU asset is measured at the lease liability amount, adjusted for prepaid lease payments, TIAs received and the lessee’s initial direct costs. As the rate implicit in the Company’s leases is not easily determinable, the Company’s incremental borrowing rate is used in calculating the present value of the sum of the lease payments. Factors incorporated into the calculation of the lease incremental borrowing rate include lease term, borrowing rates on the Company’s long-term debt, fixed rates on interest rate swaps, Term SOFR margins for issuers of similar credit rating to NVI and effect of collateralization.
For finance leases, a lease ROU asset is recorded as property and equipment and corresponding amounts are recorded as finance lease debt obligations at the net present value of the minimum lease payments to be made over the lease term for new finance leases.
Stock-Based Compensation
We measure stock-based compensation cost, which consists of grants of stock options, performance stock units (“PSUs”), and restricted stock units (“RSUs”), to associates and non-employee directors, based on the estimated grant date fair value of the awards. We recognize compensation expense for all awards containing only a service requirement over the requisite service period using a straight-line recognition method. Our PSUs contain both a service requirement and a performance requirement. We recognize expense for the proportionate share of the total fair value of PSUs related to the vesting period that has already lapsed for the shares expected to vest, which expectation is based on an evaluation of expected performance against predefined performance criteria and may also result in reversals of expense. The remaining fair value of the shares expected to vest is expensed on a straight-line basis over the balance of the vesting period. We account for forfeitures as they occur. See Note 6. “Stock Incentive Plan” for further details related to our stock-based compensation plans.
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

We assess non-store long-lived assets, including capitalized software costs in use or under development, for impairment if events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. In fiscal year 2021, we impaired $0.8 million related to a write-off of certain capitalized software costs that were deemed to be obsolete due to a decision to cease further development. We did not recognize impairment related to capitalized software costs in fiscal year 2022. In fiscal year 2023, we impaired $5.6 million of capitalized software costs related to the impending termination of the agreement between AC Lens and Walmart. Refer to Note 2. “Termination of Walmart Partnership” for more information related to impairment charges related to the Legacy segment and AC Lens.
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
We establish a liability for tax positions for which there is uncertainty as to whether the position will ultimately be sustained. We assess our tax positions by determining whether it is more likely than not that the position will be sustained upon examination by the appropriate taxing authorities, including resolution of any related appeals or litigation, based solely on the technical merits of the position. These calculations and assessments involve estimates and judgments because the ultimate tax outcomes are uncertain and future events are unpredictable. See Note 7. “Income Taxes” for further details.
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
Future Adoption of Accounting Pronouncements
Reference Rate Reform. The Financial Accounting Standards Board (“FASB”) has issued guidance at various points over the last several years that provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that may be affected by the cessation of the London Inter-bank Offered Rate (“LIBOR.”) We are currently able to apply this new guidance for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 through December 31, 2024. Refer to Note 5. “Long-term Debt” and Note 13. “Interest Rate Derivatives” for more information on our transition from LIBOR to Term SOFR.

Segment reporting. In November 2023, the FASB issued Accounting Standards Update ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update provides, among other things, enhanced segment disclosure requirements including disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the guidance on the consolidated financial statements and disclosures.
Income taxes. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and for interim periods within fiscal years beginning after December 15, 2025. The Company is currently evaluating the impact of the guidance on the consolidated financial statements and disclosures.
The FASB issued other accounting guidance during fiscal year 2023 that is not currently applicable or expected to have a material impact on the Company’s financial statements, and therefore, is not described above.

2. Termination of Walmart Partnership
On July 20, 2023, the Company received a notice of non-renewal from Walmart Inc. (“Walmart”) of the Management & Services Agreement by and between NVI and Walmart, dated as of May 1, 2012 (as amended, supplemented or otherwise modified from time to time, the “Walmart MSA”). In accordance with the terms of the Walmart MSA and the notice, the agreement terminated as of February 23, 2024 (the “Termination Date”). In connection with the termination of the Walmart MSA, the Amended and Restated Supplier Agreement between NVI and Walmart, dated as of January 17, 2017 (the “Walmart Supplier Agreement”), and certain other related agreements also terminated as of the Termination Date. The Walmart MSA includes provisions governing the transition period and post-termination obligations of the parties.
In connection with the termination of the Walmart MSA, the agreement between FirstSight Vision Services, Inc. (“FirstSight”), a wholly-owned subsidiary of the Company, and Walmart, which arranged for the provision by FirstSight of optometric services at optometric offices next to certain Walmart stores throughout California, also terminated as of the Termination Date. Additionally, another wholly-owned subsidiary of the Company, Arlington Contacts Lens Service, Inc. (“AC Lens”), has delivered notices of non-renewal of the agreements it has with Walmart and its affiliate Sam’s Club regarding wholesale contact lenses distribution and related services, such that these agreements will terminate as of June 30, 2024, unless an earlier date is agreed by the parties, and the Company will wind down its remaining AC Lens operations, including the closure of its Ohio distribution center, which largely supported the wholesale distribution and e-commerce contact lens services that the Company provided to Walmart and Sam’s Club. Additionally, in view of the termination of the Walmart MSA and impending wind down of AC Lens operations, the Company took actions in fiscal year 2023 to streamline corporate overhead including optimizing non-customer facing labor costs, as well as reducing travel expenses and third-party spend.
The following table details charges recognized in the periods shown. We may incur other exit-related costs, which may be material. We anticipate approximately $8 million of additional costs to be incurred in connection with the termination of the Walmart partnership in 2024.

In thousands	Fiscal Year 2023
Impairment charges	$79,658
Employee compensation benefits	$5,666
Professional fees and other expenses	$1,179
Inventory obsolescence	$158
Total	$86,661

The table below summarized the Company’s Other payables and accrued expenses balance related to the termination of the Walmart partnership.

In thousands	Employee Compensation Benefits
Balance at December 31, 2022	$—
Expenses recognized during the period	5,666
Expenses paid during the period	(442)
Balance at December 30, 2023	$5,224

Impairment charges
We determined that the various terminations of agreements described above as well as the subsequent decision to consolidate our distribution network and close the distribution center in Ohio constituted triggering events, and accordingly, performed impairment tests during the year ended December 30, 2023 on assets related to the Walmart partnership. We used the discounted cash flow method of the income approach in our analyses and considered projected cash flows for the remaining terms of the various agreements and other costs related to the termination of the Walmart partnership, and used discount rates between 7.8% and 10.0% depending on the asset or asset group being valued. A decrease in the estimated cash flows would lead to a lower fair value measurement, as would an increase in the discount rate. These non-recurring fair value measurements are classified as Level 3 measurements in the fair value hierarchy. The impairment charges recognized during the year ended December 30, 2023 resulting from the termination of the Walmart partnership include $60.1 million related to goodwill of the Legacy segment, $9.1 million related to the Walmart contracts and relationship intangible asset, and $10.5 million related to property and equipment at Walmart stores and associated with our AC Lens business. These expenses were recognized in Corporate/Other, and the impairment charges are reflected in Asset impairment in the Consolidated Statements of Operations and Comprehensive Income. The assets impaired during the year ended December 30, 2023 as a result of the termination of the Walmart partnership were written down to their fair values totaling $1.5 million as of the respective valuation dates. We adjusted the useful lives of the impaired intangible and fixed assets to be aligned with the respective contract termination dates. The impairment testing date for (i) goodwill related to the Legacy segment, (ii) the Walmart contracts and relationships intangible asset and (iii) property and equipment located in Walmart stores was contemporaneous with the date that we received notice of non-renewal from Walmart. Other assets related to the AC Lens operations and Walmart partnership were tested at various dates during the third and fourth quarters. We did not impair certain assets that we believe can be sold or used in other stores in our Owned & Host segment after the Termination Date. We determined that all long-lived Walmart and AC Lens assets were held and used as of December 30, 2023 and were not available for immediate sale. Refer to the Note 1. “Description of Business and Basis of Presentation” for more details on our impairment testing.
Employee compensation benefits
During the year ended December 30, 2023, we recognized $0.6 million in Costs of services and plans and $5.1 million in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income, in the Corporate/Other category, related to retention bonus programs implemented for certain associates to ensure continuity of business, as well as termination benefits for certain associates that have occurred and are probable to occur within the next 12 months. Of the amounts recorded in Selling, general and administrative expenses, $1.5 million is related to termination benefits for associates affected by the actions taken to streamline corporate overhead. The liability for employee compensation benefits is recorded in Other payables and accrued expenses in the Consolidated Balance Sheets.
Professional Fees and Other expenses
During the year ended December 30, 2023, we recognized $1.2 million in Selling, general, and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income, in the Corporate/Other category, related to professional fees and other expenses, including advisory fees to assist with the exit.
Inventory Obsolescence
During the year ended December 30, 2023, we recognized $0.2 million in Costs applicable to revenue in the Consolidated Statements of Operations and Comprehensive Income, in the Corporate/Other category, related to inventory obsolescence.

3. Details of Certain Balance Sheet Accounts
The following table provides a reconciliation of Cash and cash equivalents reported within the Consolidated Balance Sheets to the total of Cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows:

In thousands	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2021
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$149,896	$229,425	$305,800
Restricted cash included in other assets	1,131	1,199	1,076
	$151,027	$230,624	$306,876

The following tables provide additional details of certain balance sheet accounts as of the dates shown below:

In thousands	As of December 30, 2023	As of December 31, 2022
Accounts receivable, net:
Trade receivables	$43,518	$41,622
Credit card receivables	27,905	23,311
Other receivables (1)	15,747	15,478
Allowance for credit losses	(316)	(519)
	$86,854	$79,892
(1) Includes CARES Act receivable in the amount of $9.0 million and $9.0 million as of December 30, 2023 and December 31, 2022, respectively.

In thousands	As of December 30, 2023	As of December 31, 2022
Inventories:
Raw materials and work in process (1)	$57,367	$64,786
Finished goods	62,541	58,372
	$119,908	$123,158
(1) Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not separately present raw materials and work in process.

In thousands	As of December 30, 2023	As of December 31, 2022
Property and equipment, net:
Land and building	$3,736	$3,770
Equipment	287,983	257,661
Information technology hardware and software	131,954	151,562
Furniture and fixtures	77,890	71,932
Leasehold improvements	323,524	285,505
Construction in progress	29,643	36,099
Right of use assets under finance leases	36,219	36,219
	890,949	842,748
Less: Accumulated depreciation	(528,386)	(482,973)
	$362,563	$359,775

In thousands	As of December 30, 2023	As of December 31, 2022
Other payables and accrued expenses:
Associate compensation and benefits	$62,614	$37,451
Self-insurance liabilities	9,139	8,744
Capital expenditures	5,412	9,594
Advertising	6,446	3,811
Reserves for customer returns and remakes	9,093	7,676
Legacy management & services agreement	6,068	6,488
Income tax payable	1,863	103
Supplies and other store support expenses	5,434	4,215
Other	17,219	16,143
	$123,288	$94,225

In thousands	As of December 30, 2023	As of December 31, 2022
Other noncurrent liabilities:
Self-insurance liabilities	$5,657	$6,292
Other	2,808	2,608
	$8,465	$8,900
4. Goodwill and Intangible Assets
The gross carrying amount and accumulated impairment of the Company’s goodwill balances for 2023 and 2022 are as follows:

	As of December 30, 2023		As of December 31, 2022
In thousands	Gross Carrying Amount	Accumulated Impairment	Gross Carrying Amount	Accumulated Impairment
Owned & Host Segment	$736,901	$(19,357)	$736,901	$(19,357)
Legacy Segment	60,069	(60,069)	60,069	—
Corporate/Other	8,107	(8,107)	8,107	(8,107)
	$805,077	$(87,533)	$805,077	$(27,464)
The Owned & Host Segment’s goodwill contains $606.5 million related to America’s Best and $111.1 million related to Eyeglass World. Accumulated goodwill impairment relates to our Legacy, Fred Meyer, Military and AC Lens reporting units.
Indefinite-lived intangible assets by major asset class are as follows:

In thousands	As of December 30, 2023	As of December 31, 2022
Trademarks and trade names:
America’s Best	$200,547	$200,547
Eyeglass World	40,000	40,000
	$240,547	$240,547

We intend to maintain our trademarks; renewals will take place as needed.
Finite-lived, amortizing intangible assets by major asset class are as shown in the following table. We remove assets from the table below once they are fully amortized.

	As of December 30, 2023			As of December 31, 2022
In thousands	Gross Carrying Amount	Accumulated Amortization	Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Remaining Life (Years)
Contracts and relationships:
Legacy(1)	$345	$(247)	0	$65,000	$(52,080)	2
Fred Meyer	35,000	(14,915)	13	35,000	(13,389)	14
Other	151	(62)	2	897	(759)	3
	$35,496	$(15,224)		$100,897	$(66,228)
(1)We recognized an impairment of $9.1 million on the Legacy contracts and relationships in fiscal year 2023. The gross carrying amount shown for this asset as of December 30, 2023 reflects the fair value as of the impairment testing date.
We extended our relationship with Fred Meyer in fiscal year 2022. Refer to Note 2. “Termination of Walmart Partnership” for more information on our relationship with Walmart. We intend to maintain our intangible assets. We amortized $5.3 million, $7.5 million, and $7.5 million in 2023, 2022, and 2021, respectively.
Aggregate amortization expense is included in Depreciation and amortization in the accompanying Consolidated Statements of Operations. Aggregate future estimated amortization expense is shown in the following table:

Fiscal Year	In thousands
2024	$1,675
2025	1,563
2026	1,525
2027	1,525
2028	1,525
Thereafter	12,459
$20,272

5. Long-term Debt
Long-term debt consists of the following:

In thousands	As of December 30, 2023	As of December 31, 2022
2025 Notes, due May 15, 2025	$302,497	$402,497
Term Loan A, due June 13, 2028	146,250	150,000
Revolving Loans, due June 13, 2028	—	—
Long-term debt before unamortized discount and issuance costs	448,747	552,497
Unamortized discount and issuance costs - 2025 Notes	(2,497)	(5,696)
Unamortized discount and issuance costs - Term Loan A	(1,066)	(570)
Long-term debt less debt discount and issuance costs	445,184	546,231
Less current maturities	(7,500)	—
Long-term debt - noncurrent portion	437,684	546,231
Finance lease obligations	16,067	21,294
Less current maturities	(2,980)	(4,137)
Long-term debt and finance lease obligations, less current portion, discount, and issuance costs	$450,771	$563,388
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
The 2025 Notes are initially convertible at a conversion rate of 32.0783 shares of common stock per $1,000 principal amount of 2025 Notes, which is equivalent to an initial conversion price of approximately $31.17 per share of common stock. The conversion rate will be subject to adjustment upon the occurrence of certain specified events including, but not limited to: issuance of stock dividends, splits and combinations; distribution of rights, options and warrants; spin-offs and other distributed property; cash dividends or distributions; tender offers or exchange offers; and certain other corporate transactions. The Company can choose to settle upon conversion in cash, shares or a combination. Based on the initial conversion rate, the 2025 Notes were convertible into 12.9 million shares of our common stock and we reserved for the possible issuance of 16.5 million shares, which is the maximum amount that could be issued upon conversion. As of December 30, 2023, the 2025 Notes are convertible into 9.7 million shares of our common stock and a maximum of 12.4 million shares of our common stock. See Note 14. “Earnings Per Share” for the treatment of earnings per share in relation to the 2025 Notes. The holders of our term loan would have preference over the holders of the 2025 Notes in the event of a liquidation.
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
On November 14, 2023, the Company repurchased $100.0 million aggregate principal amount of the 2025 Notes for an aggregate cash repurchase price of $99.3 million. The repurchase of the 2025 Notes was accounted for as an extinguishment of debt and resulted in a loss on extinguishment of debt of $0.6 million on its Consolidated Statement of Operations during fiscal year ended December 30, 2023, which includes a write-off of related deferred issuance costs of $0.9 million and third-party fees of $0.4 million. After giving effect to the repurchase, $302.5 million principal amount remains outstanding from an initial issued principal balance of $402.5 million. An immaterial amount of the principal balance of the 2025 Notes was converted during fiscal year 2022.
We recognized the following in Interest expense, net related to the 2025 Notes:

In thousands	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2021
Contractual interest expense	$9,747	$10,062	$10,063
Amortization of issuance costs	$2,293	$2,283	$2,213
As of December 30, 2023, the remaining period for the unamortized debt issuance costs balance related to the 2025 Notes was approximately one year.
As of December 30, 2023, the stock price conditions under which the 2025 Notes can be converted at the holders’ option were not met.
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
On June 13, 2023 (the “Second Restatement Effective Date”), the Second Restatement Agreement amended and restated the Joinder and Amendment and Restatement Agreement, dated as of July 18, 2019 (as amended, restated, amended and restated, supplemented or otherwise modified prior to the Second Restatement Agreement, the “Original Credit Agreement”) to, among other things, (i) establish new Term Loan A to repay all principal, interest, fees and other amounts outstanding (other than contingent obligations) under the Original Credit Agreement immediately prior to the Second Restatement Effective Date, (ii) establish new Revolving Loans, (iii) provide for a Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York (or a successor administrator) (“SOFR”)-based rate, with a credit spread adjustment of 10 basis points for all Interest Periods and a SOFR floor of 0.00% per annum, and (iv) as set forth below, modify the Applicable Margins used to calculate the rate of interest payable with respect to the Term Loan A and Revolving Loans (collectively, the “Loans”).
The Credit Agreement, as amended by the Second Restatement Agreement, provides that the Loans mature on the fifth anniversary of the Second Restatement Effective Date, subject to a springing maturity date, which is 91 days before the maturity date of the Company’s 2025 Notes if Minimum Liquidity is less than the sum of the redemption value of such convertible notes on that date plus $25.0 million (the “Maturity Date”). Commencing on the last day of the first full fiscal quarter ended after the Second Restatement Effective Date, the Term Loan A will amortize in equal calendar quarterly installments at a rate of 5.00% per calendar year. The $114.4 million balance (assuming the springing maturity date does not occur) will be payable on the Maturity Date.

The new Applicable Margins were initially (i) 1.75% for the Loans that are Term SOFR Loans and (ii) 0.75% for the Loans that are Alternative Base Rate (“ABR”) Loans. Following the delivery of the financial statements for the period ending on September 30, 2023, the Applicable Margins for the Loans will instead be based on NVI’s total leverage ratio as follows: (a) if NVI’s consolidated total debt to consolidated EBITDA ratio is greater than 2.50 to 1.00, the Applicable Margin will be 2.25% for Term SOFR Loans and 1.25% for ABR Loans, (b) if NVI’s consolidated total debt to consolidated EBITDA ratio is less than or equal to 2.50 to 1.00 but greater than 1.75 to 1.00, the Applicable Margin will be 2.00% for Term SOFR Loans and 1.00% for ABR Loans, (c) if NVI’s consolidated total debt to consolidated EBITDA ratio is less than or equal to 1.75 to 1.00 but greater than 0.75 to 1.00, the Applicable Margin will be 1.75% for Term SOFR Loans and 0.75% for ABR Loans, (d) if NVI’s consolidated total debt to consolidated EBITDA ratio is less than or equal to 0.75 to 1.00, the Applicable Margin will be 1.50% for Term SOFR Loans and 0.50% for ABR Loans.
In connection with the Second Amended and Restated Credit Agreement, we deferred $2.0 million of debt issuance costs related to the Revolving Loans in Other assets and $0.9 million of debt issuance costs related to the Term Loan A in Long-term debt and finance lease obligations, less current portion and debt discount on our Consolidated Balance Sheets. We will amortize these costs over the term of the amended credit agreement. We wrote off previously unamortized debt issuance costs of $0.2 million in Interest expense (income), net during fiscal year 2023 related to lenders who were parties to the Original Credit Agreement but are not parties to the Second Restatement Agreement. We recognized $0.2 million of other refinancing fees in Interest expense (income), net during fiscal year 2023.
The Second Restatement Agreement contains customary affirmative covenants, negative covenants, and events of default substantially comparable to the Original Credit Agreement.
The Second Restatement Agreement also contains covenants that, among other things, limit NVI’s ability to incur additional debt, create liens against assets, make acquisitions, pay dividends or distributions on its stock, merge or consolidate with another entity and transfer or sell assets. We were in compliance with all covenants related to our long-term debt as of December 30, 2023.
During the second quarter of 2021, the Company partially prepaid $117.4 million of term loan principal and wrote off associated deferred debt issuance costs of $0.7 million. During the fourth quarter of 2021, the Company partially prepaid $50.0 million of term loan principal and wrote off associated deferred debt issuance costs of $0.3 million. The borrowing capacity remaining as of December 30, 2023 was $293.6 million due to a reduction of $6.4 million for letters of credit outstanding.
Scheduled annual maturities of debt are as follows:

Fiscal Year	In thousands
2024	$5,625
2025	311,872
2026	7,500
2027	7,500
2028	116,250
Thereafter	—
$448,747

6. Stock Incentive Plans
The Company has provided equity-based compensation awards to its associates under three plans. In connection with the initial public offering of our common stock (the “IPO”), on October 23, 2017, the Company’s Board of Directors adopted, and its stockholders approved, the National Vision Holdings, Inc. 2017 Omnibus Incentive Plan (the “2017 Omnibus Incentive Plan”). The total number of shares of common stock that may be issued under the 2017 Omnibus Incentive Plan is 4,000,000. The plan authorizes the grant of stock options, stock appreciation rights, restricted stock awards (“RSAs”), RSUs, PSUs, other equity-based awards and other cash-based awards to our associates, non-employee directors, officers, consultants and advisers. The Vision Holding Corp. 2013 Amended and Restated Stock Incentive Plans provided for the issuance of stock options to directors, certain associates and consultants of Vision Holding Corp., its subsidiaries and affiliates. In 2014, our Board of Directors and stockholders of the Company approved the 2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its subsidiaries (the “2014 Stock Incentive Plan”). There were 10,988,827 stock options authorized for issuance pursuant to the 2014 Stock Incentive Plan. All stock awards under these plans vest through continued service. All options under these plans have a contractual life of 10 years.

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
The following table summarizes stock compensation expense under the Company’s plans, which is included in SG&A in the accompanying Consolidated Statements of Operations:

In thousands	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2021
Stock options	$763	$1,579	$2,632
RSUs and PSUs	19,260	11,460	11,217
RSAs	—	314	852
Associate stock purchase plan	151	159	185
Pre-tax stock-based compensation expense	$20,174	$13,512	$14,886
Income tax benefit	(5,085)	(3,428)	(3,788)
After-tax stock-based compensation expense	$15,089	$10,084	$11,098

	Stock options	RSUs and PSUs
Unrecognized compensation cost (in thousands)	$126	$30,791
Expected remaining weighted-average period of expense recognition (in years)	0.20	1.91
Service-based options
The following tables summarize service-based stock option activity. No service-based options were granted in fiscal years 2023 and 2022.

	Number of Options Outstanding (In thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands) ($)
Outstanding options at December 31, 2022	628	$29.07	5.95	$6,733
Exercised	(16)	15.59
Forfeited	(13)	40.91
Outstanding options at December 30, 2023	599	$29.20	4.93	$981
Vested and exercisable at December 30, 2023	569	$28.35	4.82	$981

In thousands except per share values	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2021
Weighted average grant date fair value per share of options granted	$—	$—	$23.39
Fair value of options vested	$1,251	$3,073	$3,138
Aggregate intrinsic value of options exercised	$147	$979	$23,091

The fair value of service-based options was estimated using the Black-Scholes-Merton option pricing model. The following is a summary of the assumptions used in this model for service-based options:

2021
Expected volatility	52.49% to 54.03%
Expected term range (in years)	6.00
Expected risk-free interest rate	0.97% to 1.07%

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
Performance-based options
The following table summarizes performance-based stock option activity:

	Number of Options Outstanding (In thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands) ($)
Outstanding options at December 31, 2022	49	$15.74	4.56	$1,132
Exercised	—	—
Outstanding options at December 30, 2023	49	$15.74	3.56	$255
Vested and exercisable at December 30, 2023	49	$15.74	3.56	$255
There were no grants of performance-based options during fiscal years 2023, 2022, and 2021. There were no vests of performance-based options during fiscal years 2023, 2022, and 2021. There were no exercises of performance-based options during fiscal year 2023. The aggregate intrinsic value of performance-based options exercised during fiscal years 2022 and 2021 was immaterial and $37.3 million, respectively.
The following tables summarize RSU and PSU awards activity:

	RSUs (In thousands)	Weighted average grant date fair value ($)	PSUs (In thousands)	Weighted average grant date fair value ($)
Outstanding at December 31, 2022	786	$35.36	361	$38.86
Granted	725	22.65	451	22.35
Vested	(352)	34.35	(112)	34.28
Forfeited	(99)	30.19	(28)	35.45
Outstanding at December 30, 2023	1,060	$27.50	672	$28.68

	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2021
RSUs
Weighted average grant date fair value of RSUs granted	$22.65	$34.83	$46.52
Total fair value of RSUs vested (In thousands)	$12,084	$6,176	$6,154
PSUs
Weighted average grant date fair value of PSUs granted	$22.35	$37.96	$46.17
Total fair value of PSUs vested (In thousands)	$3,852	$3,118	$—
RSAs
Weighted average grant date fair value of RSAs granted	$—	$—	$48.39
Total fair value of RSAs vested (In thousands)	$—	$800	$700
Restricted stock units (RSUs)
Most RSUs vest in three equal annual installments on the first, second and third anniversary of the grant date. The RSUs outstanding as of December 30, 2023 have $22.2 million intrinsic value. Non-employee directors were granted RSUs in fiscal year 2023.

Performance stock units (PSUs)
PSUs are settled after the end of a three-year performance period (i.e., cliff vesting), which begins on the first day of the grant year and are based on the Company’s achievement of certain performance targets. The performance stock units outstanding as of December 30, 2023 have $14.1 million intrinsic value. While the PSU amounts shown in the tables above reflect achievement at target, the number of PSUs ultimately vested will be based on a comparison of certified performance results to predefined performance criteria that include threshold, target and maximum attainment levels.
Associate Stock Purchase Plan
Under the ASPP, eligible associates receive a 10% discount from the market trading value of common stock of the Company at the time of purchase. Participants may contribute to the ASPP, not to exceed $25,000 under the ASPP in any calendar year. During fiscal year 2023, the amount of shares issued to eligible participants through the ASPP was not material.
7. Income taxes
The income tax provision (benefit) consists of:

In thousands	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2021
Current income tax:
Federal	$6,880	$2,829	$138
State	3,246	4,838	4,242
Deferred income tax:
Federal	(3,878)	11,079	15,015
State	(2,111)	(55)	1,686
Income tax provision (benefit)	$4,137	$18,691	$21,081
Our income tax provision (benefit) differs from the amounts computed by multiplying earnings (loss) before income taxes by the statutory federal income tax rate as shown in the following table:

In thousands	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2021
Federal income tax provision at statutory rate	$(12,970)	$12,771	$31,358
State income tax provision, net of federal income tax	1,305	3,527	7,130
Increase (decrease) in deferred tax asset valuation allowance	2,238	477	(441)
Executive compensation limitation	354	1,218	283
Goodwill impairment	12,614	—	—
Stranded tax effect of matured interest rate swaps	—	—	(2,125)
Tax provision (benefit) of equity-based compensation deductions	1,211	(27)	(14,408)
Other, net	(615)	725	(716)
Net income tax provision (benefit)	$4,137	$18,691	$21,081
Effective income tax rate	(6.7)%	30.7%	14.1%
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
In August 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”) which, among other things, provides for a 15% corporate alternative minimum tax based on a prescribed measure of income as well as a 1% excise tax on stock repurchases made after December 31, 2022.

The sources of the differences between the financial accounting and tax bases of our assets and liabilities that give rise to the deferred tax assets and deferred tax liabilities and the tax effects of each are as follows:

In thousands	As of December 30, 2023	As of December 31, 2022
Deferred tax assets:
NOL carry-forwards	$7,399	$5,708
Credit carryforwards	267	547
Deferred revenue	5,984	6,376
Accrued expenses and reserves	13,344	10,233
Loss on equity and other investments	888	899
Stock-based compensation	6,050	5,214
Operating lease liabilities	119,916	115,870
Subtotal	153,848	144,847
Valuation allowances	(5,760)	(3,522)
Total net deferred tax assets	148,088	141,325
Deferred tax liabilities:
Depreciation of property and equipment	(61,118)	(59,446)
Amortization of intangible assets	(68,729)	(70,946)
Unrealized gains on hedging instruments	(1,407)	(3,568)
Right of use asset	(101,780)	(97,954)
Other	(2,938)	(3,281)
Total deferred tax liabilities	(235,972)	(235,195)
Net deferred tax liabilities	$(87,884)	$(93,870)
As of fiscal year end 2023, our consolidated VIEs had available U.S. federal NOL carry-forwards aggregating to $21.7 million that can be utilized to reduce future federal income taxes, of which $21.6 million of carry-forward losses do not expire and $0.1 million of carry-forward losses expire at the end of fiscal year 2037. We believe it is more likely than not that we will realize a tax benefit for these NOL’s in the future except for $18.1 million of NOL carry-forwards ($3.8 million tax effected) on certain consolidated VIEs where we recognized a full valuation allowance as of fiscal year end 2023. In addition, we have NOL carry-forwards in varying amounts and with varying expiration dates in various states in which we operate.
For the fiscal year end 2023, we have no federal credits remaining, but carry various state tax credits totaling $0.3 million are available to offset certain future taxes. These state credits carry a valuation allowance of $0.2 million as we do not expect to be able to utilize them in future tax years.
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
As a result of our utilization of NOL carry-forwards to reduce or eliminate subsequent years’ tax obligations, our federal and a substantial number of our state income tax returns for fiscal years 2001 through 2023 remain open for examination by the tax authorities.
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

8. Revenue from Contracts with Customers
The majority of our annual revenues are recognized either at the point of sale or upon delivery and customer acceptance, paid for at the time of sale in cash, credit card, or on account with managed care payors having terms generally between 14 and 120 days, with most paying within 90 days. For sales of in-store non-prescription eyewear and related accessories, and paid eye exams, we recognize revenue at the point of sale. Our point in time revenues include 1) retail sales of prescription and non-prescription eyewear, contact lenses and related accessories to retail customers (including those covered by managed care), 2) eye exams and 3) wholesale sales of inventory in which our customer is another retail entity. Revenues recognized over time primarily include product protection plans, eye care club memberships and management fees earned from our Legacy partner. Refer to Note 2. “Termination of Walmart Partnership” for developments related to the Legacy segment, AC Lens and FirstSight; the following discussion of revenues generated by these businesses is applicable to fiscal years 2023, 2022 and 2021.
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
FirstSight issues individual vision plans in connection with our America’s Best operations in California, and, until February 23, 2024, provided or arranged for the provision of optometric services at certain optometric offices next to Walmart and Sam’s Club stores in California.

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
The following disaggregation of revenues depicts our revenues based on the timing of revenue recognition:

In thousands	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2021
Revenues recognized at a point in time	$1,970,509	$1,843,796	$1,908,221
Revenues recognized over time	155,959	161,608	171,304
Total net revenue	$2,126,468	$2,005,404	$2,079,525
Refer to Note 15. “Segment Reporting” for the Company’s disaggregation of net revenue by reportable segment and product type. As the reportable segments are aligned by similar economic factors, trends and customers, the reportable segment disaggregation view best depicts how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors.

9. Leases
Information related to our leases is presented below:

In thousands		As of December 30, 2023	As of December 31, 2022
Type	Classification
	ASSETS
Finance	Property and equipment, net (a)	$10,774	$14,962
Operating	Right of use assets (b)	406,579	382,825
	Total leased assets	$417,353	$397,787
	LIABILITIES
	Current Liabilities:
Finance	Current maturities of long-term debt and finance lease obligations	$2,980	$4,137
Operating	Current operating lease obligations (c)	85,392	77,186
	Other noncurrent liabilities:
Finance	Long-term debt and finance lease obligations, less current portion and debt discount	13,087	17,157
Operating	Noncurrent operating lease obligations	376,814	358,110
	Total lease liabilities	$478,273	$456,590
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the net present value of minimum lease payments. We used the incremental borrowing rate on December 30, 2018 for operating leases that commenced prior to that date.

_________
(a) Finance lease assets are recorded net of accumulated amortization of $25.4 million and $21.3 million as of December 30, 2023 and December 31, 2022, respectively.
(b) TIA and deferred rent are treated as reductions of lease payments used to measure ROU assets in the accompanying Consolidated Balance Sheets as of December 30, 2023 and December 31, 2022.
(c) Current operating lease liabilities are measured net of TIA receivables of $4.6 million and $6.7 million as of December 30, 2023 and December 31, 2022, respectively.

In thousands	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2021
Operating lease cost
Fixed lease cost (a)	$99,334	$90,801	$84,019
Variable lease cost (b)	36,388	33,143	30,643
Sublease income(c)	(3,684)	(3,629)	(3,557)
Finance lease cost
Amortization of finance lease assets	3,061	4,145	4,461
Interest on finance lease liabilities	1,675	2,342	2,923
Net lease cost	$136,774	$126,802	$118,489
(a)Includes short-term leases, which are immaterial.
(b)Includes costs for insurance, real estate taxes and common area maintenance expenses, which are variable as well as lease costs above minimum thresholds for Fred Meyer stores and lease costs for Military stores.
(c)Income from sub-leasing of stores includes rental income from operating lease properties to independent optometrists.

Lease Term and Discount Rate	As of December 30, 2023	As of December 31, 2022
Weighted average remaining lease term (months)
Operating leases	73	74
Finance leases	58	65
Weighted average discount rate (a)
Operating leases	4.7%	4.4%
Finance leases (b)	10.4%	10.8%
(a)The discount rate used to determine the lease assets and lease liabilities was derived upon considering (i) incremental borrowing rates on our term loan and revolving credit facility; (ii) fixed rates on interest rate swaps; (iii) Term SOFR margins for issuers of similar credit rating; and (iv) effect of collateralization. As a majority of our leases are five-year and 10-year leases, we determined a lease discount rate for such tenors and determined this discount rate is reasonable for leases that were entered into during the period.
(b)The discount rate on finance leases is higher than operating leases because the present value of minimum lease payments was higher than the fair value of leased properties for certain leases entered into prior to adoption of ASC 842. The discount rate differential for those leases is not material to our results of operations.

In thousands	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2021
Other Information
Operating cash outflows - operating leases	$106,168	$88,867	$89,324
Right of use assets acquired under operating leases	$111,792	$110,387	$91,451
The following table summarizes the maturity of our lease liabilities as of December 30, 2023:

In thousands	Operating Leases (a)	Finance Leases (b)
Fiscal Year
2024	$96,270	$4,129
2025	108,628	4,625
2026	87,129	4,252
2027	72,277	3,379
2028	52,762	1,973
Thereafter	118,181	1,091
Total lease liabilities	535,247	19,449
Less: Interest	73,041	3,382
Present value of lease liabilities(c)	$462,206	$16,067
_________
(a) Operating lease payments include $33.3 million related to options to extend lease terms that are reasonably certain of being exercised.
(b) Finance lease payments include $1.1 million related to options to extend lease terms that are reasonably certain of being exercised.
(c) The present value of lease liabilities excludes $35.3 million of legally binding minimum lease payments for leases signed but not yet commenced.

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
We recognize as assets or liabilities at fair value the estimated amounts we would receive or pay upon a termination of interest rate derivatives prior to their scheduled expiration dates. The fair value is based on information that is model-driven and whose inputs were observable (Level 2 inputs) such as Term SOFR forward rates. See Note 13. “Interest Rate Derivatives” for further details.
Non-recurring fair value measurements
Long-lived and Right of Use (“ROU”) Store Assets
Refer to Note 2. “Termination of Walmart Partnership” for more information on impairment charges related to the termination of the Walmart partnership. This section discusses fair value measurements unrelated to the termination of the Walmart partnership. We recognized impairments of $2.8 million, $5.8 million and $4.4 million in fiscal years 2023, 2022 and 2021, respectively, primarily related to our store assets. The cash flows used in estimating fair value were discounted using market rates from 10.8% to 11.5%. A decrease in the estimated cash flows would lead to a lower fair value measurement, as would an increase in the discount rate. These non-recurring fair value measurements are classified as Level 3 measurements in the fair value hierarchy. The estimated remaining fair value of the assets impaired during fiscal years 2023 and 2022 was $2.8 million and $7.0 million, respectively; the estimated remaining fair values include amounts estimated at various dates during the related fiscal years. Substantially all of the remaining fair value of the impaired store assets in fiscal years 2023 and 2022 represents the fair value of ROU assets. Refer to Note 1. “Business and Significant Accounting Policies.”
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
Long-term Debt - Term Loan A and Revolving Loans
Since the borrowings under the $146.3 million outstanding principal Term Loan A and $300.0 million aggregate principal Revolving Loans utilize variable interest rate setting mechanisms such as Term SOFR, the fair values of these borrowings are deemed to approximate the carrying values. We also considered the effect of our own credit risk on the fair values of our Term Loan A and Revolving Loans. Refer to Note 5. “Long-term Debt.”

Long-term Debt - 2025 Notes
The estimated fair value of the 2025 Notes was approximately $303.3 million and $553.9 million, as of December 30, 2023 and December 31, 2022, respectively. The estimated fair value of the 2025 Notes is based on the prices the 2025 Notes have traded in the market as well as overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates, and represents a Level 2 measurement. Refer to Note 5. “Long-term Debt” for more information on the 2025 Notes.

11. Deferred Revenue
The following depicts a roll-forward of deferred revenue:

	Fiscal Year 2023
In thousands	Product Protection Plans	Eye Care Clubs	Total
Beginning of the year	$35,119	$48,683	$83,802
Sold	73,369	52,496	125,865
Revenue recognized	(72,069)	(53,272)	(125,341)
End of year	$36,419	$47,907	$84,326

Current	$36,113	$26,754	$62,867
Noncurrent	306	21,153	21,459
	$36,419	$47,907	$84,326

	Fiscal Year 2022
In thousands	Product Protection Plans	Eye Care Clubs	Total
Beginning of the year	$38,639	$49,852	$88,491
Sold	71,599	50,648	122,247
Revenue recognized	(75,119)	(51,817)	(126,936)
End of year	$35,119	$48,683	$83,802

Current	$34,808	$27,393	$62,201
Noncurrent	311	21,290	21,601
	$35,119	$48,683	$83,802
Unsatisfied Performance Obligations (Contract Liabilities)

During fiscal years 2023 and 2022, we recognized $62.1 million and $65.2 million, respectively, of deferred revenues outstanding at the beginning of each respective period.

Deferred revenue recorded as of the end of fiscal year 2023 is expected to be reflected in future operating results as follows:

Fiscal Year	In thousands
2024	$62,867
2025	16,321
2026	5,111
Thereafter	27
$84,326

12. Commitments and Contingencies
Contractual Commitments
As of December 30, 2023, the Company had contractual commitments of approximately $243.6 million consisting of agreements for merchandise purchases, technology and advertising.
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

In thousands	Fiscal Year 2023	Fiscal Year 2022
Beginning of year balance	$2,183	$2,063
Accrued obligation	37,135	36,100
Claims paid	(36,855)	(35,980)
End of year balance	$2,463	$2,183
401(k) Plan
The Company sponsors a 401(k) plan into which associates may defer a portion of their wages. We match a portion of such deferred wages. The expense for the plan was $7.8 million, $6.4 million and $8.7 million in the fiscal years ended 2023, 2022 and 2021, respectively. Expense associated with our 401(k) plan is presented in SG&A in the Consolidated Statements of Operations.
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
The Company reviews the status of its legal proceedings and records a provision for a liability when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This review is updated periodically as additional information becomes available. If either or both of the criteria are not met, we reassess whether there is at least a reasonable possibility that a loss, or additional losses, may be incurred. If there is a reasonable possibility that a loss may be incurred, we disclose the estimate of the amount of the loss or range of losses, or that an estimate of loss cannot be made. The Company expenses its legal fees as incurred.
We are currently and may in the future become subject to various claims and pending or threatened lawsuits in the ordinary course of our business.
On September 23, 2022, we were served with notice of a lawsuit filed by a former employee in California state court alleging, on behalf of a proposed class of employees, several violations of California wage and hour laws. On December 9, 2022, the case was removed to the federal District Court for the Northern District of California. On January 18, 2023, we were served with a related representative action filed in California state court pursuant to California’s Private Attorneys General Act. We filed an answer to this action on February 17, 2023. On September 29, 2023, the state court set the PAGA action for trial on October 7, 2024. Mediation has been scheduled in March 2024. The Company continues to dispute the plaintiff’s allegations and will vigorously defend the litigation.
On June 6, 2023, the Company was served with notice of a former employee’s intention to file a representative action against the Company pursuant to California’s Private Attorneys General Act based on alleged violations of California’s wage and hour laws. On June 22, 2023, the Company was served with a related lawsuit filed by the former employee in California state court alleging, on behalf of a proposed class of employees, violations of California wage and hour laws. On July 24, 2023, the Company filed its answer and a notice of removal of the case to the federal District Court for the Southern District of California. On July 28, 2023, the Company filed a Notice of Related Cases, seeking for both the case currently pending in the Northern District of California and described in the paragraph above and this case to be assigned to the same Judge/Magistrate Judge in an effort to save judicial effort and avoid duplication of labor. On August 15, 2023, the parties filed a stipulation to stay the case in the Southern District of California pending the resolution of the lawsuit pending in the Northern District of California. On August 21, 2023, the court entered an Order to Show Cause why the action should not be either dismissed or transferred to the federal court for the Northern District of California. Following the parties’ submission of their respective responses, the court dismissed the action without prejudice on September 11, 2023. The plaintiff retains his ability to pursue a PAGA action in state court pursuant to the June 6, 2023 notice. On January 22, 2024, the plaintiff filed a demand for arbitration of the claims set forth in the Complaint previously filed in state court in June 2023. We dispute the plaintiff’s allegations and intend to vigorously defend the litigation.
On January 27, 2023, a purported class action complaint was filed in federal court in the Northern District of Georgia against the Company and two of the Company’s officers. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 for materially false and misleading statements made between May 2021 and May 2022. The complaint seeks unspecified damages as well as equitable relief. On March 28, 2023, the original plaintiff, City of Southfield General Employees Retirement System, and a new plaintiff, International Union of Operating Engineers, Local No. 793, Members Pension Benefit Trust of Ontario, filed a lead plaintiff motion, seeking to be appointed co-lead plaintiffs. On April 3, 2023, the Company along with its named officers filed a motion to dismiss the complaint. On May 19, 2023, the court granted the lead plaintiff motion. On June 30, 2023, the plaintiffs filed an Amended Complaint, which added a claim under Section 20A of the Exchange Act and extended the alleged class period to February 28, 2023. On August 21, 2023, the Company filed a Motion to Dismiss the Amended Complaint. The plaintiffs filed their Response in Opposition to this motion on October 5, 2023. The court heard oral argument on this motion on January 18, 2024. We dispute these allegations and intend to defend the litigation vigorously.

13. Interest Rate Derivatives
We are party to an interest rate collar to offset the variability of cash flows in Term SOFR-indexed debt interest payments. During the second quarter of 2023, we amended the reference rate of the collar from LIBOR to Term SOFR. The aggregate notional amount of the interest rate collar, which is not designated as a cash flow hedge, was $325.0 million as of December 30, 2023. The fair value of our interest rate collar instrument was an asset of $5.6 million, which is recorded in Prepaid expenses and other current assets as of December 30, 2023. The fair value of our interest rate collar instrument was an asset of $14.1 million ($10.0 million in Prepaid expenses and other current assets and $4.1 million in Other assets) as of December 31, 2022. See Note 3. “Details of Certain Balance Sheet Accounts” and Note 10. “Fair Value Measurement” for further details.
We recognized (gains) losses on the change in fair value of the interest rate collar of $(2.3) million, $(18.0) million, and $(4.2) million in interest expense, net during fiscal years 2023, 2022, and 2021, respectively. The interest rate collar will mature on July 18, 2024.
Cash flows related to derivatives qualifying as hedges are included in the same section of the Consolidated Statements of Cash Flows as the underlying assets and liabilities being hedged. Cash flows during fiscal years 2023 and 2022 related to derivatives not qualifying as hedges were included in the operating section of the Consolidated Statements of Cash Flows and were immaterial.
As of December 30, 2023, the Company expects to reclassify approximately $0.4 million of unrealized losses on derivative instruments, net of tax, from AOCL into earnings in the next 12 months as the derivative instruments mature. See Note 16. “Accumulated Other Comprehensive Loss” for further details.

14. Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding for the period and includes the dilutive impact of potential new shares issuable upon vesting and exercise of stock options, vesting of restricted stock units, and assumed conversion of the 2025 Notes. Potential shares of common stock are excluded from the computation of diluted EPS if their effect is anti-dilutive.
Diluted EPS related to the 2025 Notes is calculated using the if-converted method; the number of dilutive shares is based on the initial conversion rate associated with the 2025 Notes. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations is as follows:

In thousands, except EPS	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2021
Net income (loss)	$(65,901)	$42,122	$128,244
After-tax interest expense for 2025 Notes	—	—	9,483
Numerator for diluted EPS	$(65,901)	$42,122	$137,727
Weighted average shares outstanding for basic EPS	78,313	79,831	81,820
Effect of dilutive securities:
Stock options	—	190	919
Restricted Stock	—	277	483
2025 Notes	—	—	12,912
Weighted average shares outstanding for diluted EPS	78,313	80,298	96,134
Basic EPS	$(0.84)	$0.53	$1.57
Diluted EPS	$(0.84)	$0.52	$1.43
Anti-dilutive securities excluded from diluted weighted average common shares	12,796	13,282	94

15. Segment Reporting
The Company’s reportable segments were determined on the same basis as used by the Chief Operating Decision Maker (“CODM”) to evaluate performance internally. Our operations consist of two reportable segments:
•Owned & Host store brands - Our owned brands consist of our America’s Best and Eyeglass World operating segments. In America’s Best stores, vision care services are provided by optometrists employed either by us or by independent professional corporations. Eyeglass World locations offer eye exams, primarily provided by independent optometrists, and have on-site laboratories. Our two Host operating segments consist of Military and Fred Meyer. These brands provide eye exams principally by independent optometrists in nearly all locations. We have aggregated our America’s Best, Eyeglass World, Military and Fred Meyer operating segments into a single reportable segment due to similar economic characteristics and similarity of the nature of products and services, production processes, class of customers, regulatory environment and distribution methods of those brands.
•Legacy - As of December 30, 2023, the Company managed the operations of, and supplied inventory and lab processing services to, 225 Legacy retail Vision Centers. We earned management fees as a result of providing such services and therefore we recorded revenue related to sales of products and product protection plans to our Legacy partner’s customers on a net basis. We also sold to our Legacy partner wholesale merchandise that was stocked in retail locations and provided central lab processing for the finished eyeglasses and frames expected to be sold to our Legacy partner’s customers. Sales of services and plans in our Legacy segment consisted of fees earned for managing the operations of our Legacy partner and revenues associated with the provision of eye exams for our managed care customers. Revenues associated with managing operations of our Legacy partner were $30.6 million, $34.7 million and $41.7 million for fiscal years ended 2023, 2022 and 2021, respectively.
The Walmart MSA terminated on February 23, 2024 and we no longer operate Vision Centers for Walmart. Refer to Note 2. “Termination of Walmart Partnership” for developments related to the Legacy segment, AC Lens and FirstSight.
The “Corporate/Other” category includes the results of operations of our other operating segments and corporate overhead support. Revenues from the Corporate/Other segments are attributable to the AC Lens and FirstSight operating segments. AC Lens primarily sells contact lenses and optical accessory products to retail customers through e-commerce. AC Lens also distributes contact lenses to certain Walmart and Sam’s Club under fee for services arrangements. FirstSight sells single service health plans in connection with the operations of America’s Best operations in California, and, until February 23, 2024, arranged for the provision of optometric services at the offices next to Walmart stores throughout California, at which time the agreements between FirstSight and Walmart terminated. None of those segments met the quantitative thresholds for determining reportable segments for any of the periods presented.
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
We incurred $0.6 million and $1.5 million of costs during fiscal years 2022 and 2021, respectively, directly related to adapting the Company’s operations to the COVID-19 pandemic such as personal protective equipment and other supplies needed to operate our stores safely and certain other costs such as compensation and other administrative expenses. Incremental expenses related to the COVID-19 pandemic were allocated to the reportable segments.
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

	Fiscal Year 2023
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Net product sales	$1,396,355	$101,776	$252,355	$(6,350)	$1,744,136
Net sales of services and plans	333,693	49,118	72	(551)	382,332
Total net revenue	1,730,048	150,894	252,427	(6,901)	2,126,468
Cost of products	401,385	46,036	218,814	(1,646)	664,589
Cost of services and plans	310,643	24,866	812	—	336,321
Total costs applicable to revenue	712,028	70,902	219,626	(1,646)	1,000,910
SG&A	670,337	56,790	264,756	—	991,883
Asset impairment	—	—	82,413	—	82,413
Other expense (income), net	—	—	(164)	—	(164)
Loss on extinguishment of debt	—	—	599	—	599
EBITDA	$347,683	$23,202	$(314,803)	$(5,255)
Depreciation and amortization					98,252
Interest expense, net					14,339
Earnings (loss) before income taxes					$(61,764)

	Fiscal Year 2022
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Net product sales	$1,317,673	$99,161	$242,822	$(11,341)	$1,648,315
Net sales of services and plans	299,695	52,716	—	4,678	357,089
Total net revenue	1,617,368	151,877	242,822	(6,663)	2,005,404
Cost of products	380,717	46,375	211,872	(2,640)	636,324
Cost of services and plans	265,598	23,665	—	—	289,263
Total costs applicable to revenue	646,315	70,040	211,872	(2,640)	925,587
SG&A	629,421	58,217	227,717	—	915,355
Asset impairment	—	—	5,783	—	5,783
Other expense (income), net	—	—	(2,552)	—	(2,552)
EBITDA	$341,632	$23,620	$(199,998)	$(4,023)
Depreciation and amortization					99,956
Interest expense, net					462
Earnings before income taxes					$60,813

	Fiscal Year 2021
In thousands	Owned & Host	Legacy	Corporate/Other	Reconciliations	Total
Net product sales	$1,375,983	$103,249	$236,299	$2,813	$1,718,344
Net sales of services and plans	307,732	62,228	—	(8,779)	361,181
Total net revenue	1,683,715	165,477	236,299	(5,966)	2,079,525
Cost of products	377,489	49,258	205,670	699	633,116
Cost of services and plans	246,342	25,321	—	—	271,663
Total costs applicable to revenue	623,831	74,579	205,670	699	904,779
SG&A	618,413	57,838	224,547	—	900,798
Asset impairment	—	—	4,427	—	4,427
Other expense (income), net	—	—	(2,505)	—	(2,505)
EBITDA	$441,471	$33,060	$(195,840)	$(6,665)
Depreciation and amortization					97,089
Interest expense, net					25,612
Earnings before income taxes					$149,325
Entity-wide Information
The following table presents our consolidated net product revenue information:

In thousands	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2021
Net Product Sales
Eyeglasses and sunglasses	$1,192,525	$1,120,731	$1,201,386
Contact lenses	543,411	520,709	509,992
Accessories and other	8,200	6,875	6,966
Total net product revenues	$1,744,136	$1,648,315	$1,718,344
In fiscal years 2023, 2022 and 2021, respectively, revenues from Walmart, recognized in our Legacy segment and Corporate/Other category, represented $297.1 million, $291.5 million and $300.8 million of our total net revenue.

16. Accumulated Other Comprehensive Loss
Changes in the fair value of the Company’s cash flow hedge derivative instruments from their inception are recorded in AOCL if the instruments are deemed to be highly effective as cash flow hedges. The following table presents the changes in AOCL, net of tax during the fiscal years 2023, 2022 and 2021, respectively:

In thousands	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2021
Cash flow hedging activity
Balance at beginning of fiscal year	$(1,179)	$(1,940)	$(4,400)
Other comprehensive income (loss) before reclassification	—	—	(10)
Tax effect of other comprehensive income (loss) before reclassification	—	—	3
Amount reclassified from AOCL	1,019	1,020	6,168
Tax effect of amount reclassified from AOCL	(259)	(259)	(1,576)
Stranded tax effect of matured interest rate swaps	—	—	(2,125)
Net current period other comprehensive income (loss), net of tax	760	761	2,460
Balance at end of fiscal year	$(419)	$(1,179)	$(1,940)
See Note 13. “Interest Rate Derivatives” for a description of the Company’s use of cash flow hedging derivatives.

Schedule I - Condensed Financial Information of Registrant
National Vision Holdings, Inc. and Subsidiaries (Parent Company Only)
Condensed Balance Sheets
In Thousands, Except Par Value

	As of December 30, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$233	$841
Prepaid expenses and other current assets	—	—
Total current assets	233	841

Deferred income taxes	10,245	7,844
Investment in subsidiary	1,201,291	1,368,303
Total noncurrent assets	1,211,536	1,376,147
Total assets	$1,211,769	$1,376,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other payables and accrued expenses	$1,130	$1,336

Long-term debt, less current portion and debt discount	300,000	396,801
Noncurrent liabilities:
Other liabilities	81,221	77,738
Total other noncurrent liabilities	81,221	77,738

Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 84,831 and 84,273 shares issued as of December 30, 2023 and December 31, 2022, respectively; 78,311 and 78,992 shares outstanding as of December 30, 2023 and December 31, 2022, respectively	848	842
Additional paid-in capital	788,967	767,112
Accumulated other comprehensive loss	(419)	(1,179)
Retained earnings	254,616	320,517
Treasury stock, at cost; 6,520 and 5,281 shares as of December 30, 2023 and December 31, 2022, respectively	(214,594)	(186,179)
Total stockholders’ equity	829,418	901,113
Total liabilities and stockholders’ equity	$1,211,769	$1,376,988

The accompanying notes are an integral part of these condensed financial statements.

Schedule I - Condensed Financial Information of Registrant
National Vision Holdings, Inc. And Subsidiaries (Parent Company Only)
Condensed Statements of Operations and Comprehensive Income
In Thousands

	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2021
Total net revenue	$—	$—	$—
Total costs applicable to revenue	—	—	—
Total operating expenses	214	266	256
Interest expense, net	12,040	12,345	12,275
Loss on extinguishment of debt	599	—	—
Earnings (loss) before income taxes	(12,853)	(12,611)	(12,531)
Income tax provision (benefit)	(2,401)	(2,869)	(2,898)
Earnings (loss) before equity in net income of subsidiaries	(10,452)	(9,742)	(9,633)
Net income (loss) of subsidiaries	(55,449)	51,864	137,877
Net income (loss)	$(65,901)	$42,122	$128,244

Comprehensive income:
Net income (loss)	$(65,901)	$42,122	$128,244
Unrealized gain on hedge instruments	1,019	1,020	6,158
Tax provision of unrealized gain on hedge instruments	259	259	3,698
Comprehensive income (loss)	$(65,141)	$42,883	$130,704

The accompanying notes are an integral part of these condensed financial statements.

Schedule I - Condensed Financial Information of Registrant
National Vision Holdings, Inc. and Subsidiaries (Parent Company Only)
Condensed Statements of Cash Flows
In Thousands

	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2021
Cash flows from operating activities
Net cash provided by operating activities	$(6,780)	$(9,744)	$16,530
Cash flows from investing activities
Dividend from (investment in) subsidiary	132,443	89,550	46,600
Net cash provided by (used for) investing activities	132,443	89,550	46,600
Cash flows from financing activities
Repayments on long-term debt	(99,250)	(4)	—
Borrowings on long-term debt, net of discounts	—	—	—
Proceeds from issuance of common stock	1,837	3,744	11,838
Purchase of treasury stock	(28,415)	(84,388)	(73,295)
Payments of debt issuance costs	(443)	—	—
Net cash provided by (used for) financing activities	(126,271)	(80,648)	(61,457)
Net change in cash and cash equivalents	(608)	(842)	1,673
Cash and cash equivalents, beginning of year	841	1,683	10
Cash and cash equivalents, end of year	$233	$841	$1,683

The accompanying notes are an integral part of these condensed financial statements.

Schedule I - Condensed Financial Information of Registrant
National Vision Holdings, Inc. and Subsidiaries (Parent Company Only)
Notes to Condensed Financial Statements
1. Basis of Presentation
National Vision Holdings, Inc. (“NVHI,” or the “Company”) conducts substantially all of its activities through its indirect wholly owned subsidiary, National Vision, Inc. (“NVI”) and its subsidiaries. NVHI was incorporated in Delaware on February 14, 2014 under the name Nautilus Parent, Inc. There were no financial transactions between the inception date and March 13, 2014, the date the majority ownership of NVI was transferred from private equity funds managed by Berkshire Partners LLC to affiliates of Kohlberg Kravis Roberts & Co. L.P. In October 2017, we completed the initial public offering of our common stock. By August 2019, each of KKR and Berkshire had sold their remaining holdings of our common stock. In the parent-company-only financial statements, NVHI’s investment in subsidiaries is stated at cost, plus equity in undistributed earnings of subsidiaries since the date of acquisition, less dividends. The parent-company-only financial statements should be read in conjunction with the NVHI consolidated financial statements.
In May 2020, the Company issued $402.5 million principal amount of 2.50% convertible senior notes due 2025. The 2025 Notes pay interest semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2020, at an annual rate of 2.50% and are convertible into cash, shares of common stock or a combination of cash and shares of common stock, at our election, based on the applicable conversion rate at such time. NVHI contributed the proceeds from the 2025 Notes to NVI as additional investments during the fiscal year 2020. See Note 5. “Long-term Debt” to the NVHI consolidated financial statements for details of the 2025 Notes, including information on a repurchase of $100.0 million aggregate principal amount of our 2025 Notes in November 2023.
2. Guarantees and Restrictions
As of December 30, 2023, NVI had $146.3 million of principal amount of long-term debt outstanding under its Term Loan A and no outstanding cash borrowings under its $300.0 million Revolving Loans, which includes $6.4 million in outstanding letters of credit.
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
In accordance with Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 30, 2023. Based on that evaluation, the CEO and the CFO have concluded that, as of December 30, 2023, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic filings with the U.S. Securities and Exchange Commission (“SEC”) is made known to them in a timely manner.
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
Management, with the participation of our CEO and CFO, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2023 in accordance with the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 30, 2023. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, as auditors of our consolidated financial statements as of and for the year ended December 30, 2023, has issued their attestation report on management’s internal control over financial reporting which is set forth below.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of National Vision Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of National Vision Holdings, Inc. and subsidiaries (the “Company”) as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 30, 2023, of the Company and our report dated February 26, 2024, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 26, 2024

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers of the Company
The following table sets forth the names, ages and positions of our executive officers as of February 27, 2024.

Name	Age	Position
L. Reade Fahs	63	Chief Executive Officer and Director
Melissa Rasmussen	47	Senior Vice President, Chief Financial Officer
Patrick R. Moore	60	Senior Vice President, Chief Operating Officer
Ravi Acharya	49	Senior Vice President, Chief Technology Officer
Jared Brandman	47	Senior Vice President, General Counsel and Secretary
Bill Clark	49	Senior Vice President, Chief People Officer
Joe VanDette	46	Senior Vice President, Chief Marketing Officer
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
Joe VanDette joined National Vision in April 2022 and serves as Senior Vice President, Chief Marketing Officer. Previously, Mr. VanDette served as Chief Marketing & Digital Officer for Smart & Final in Commerce, California from May 2018 until March 2022. Prior to that, he served as Vice President of CRM, Analytics and Digital for Smart & Final from September 2014 until May 2018. From February 2005 until September 2014, he served in various management roles for Toys “R” Us in Wayne, New Jersey. Mr. VanDette holds a Bachelor of Science in Management Science & Information Systems from Pennsylvania State University.
Other
The additional information required by this item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as a part of this report:

(1) Consolidated financial statements

For the following consolidated financial information included herein, see Part II. Item 8.on Page 69

Page
Consolidated Balance Sheets as of December 30, 2023 and December 31, 2022	72
Consolidated Statements of Operations and Comprehensive income for the Fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022	73
Consolidated Statements of Stockholders’ Equity for the Fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022	74
Consolidated Statements of Cash Flows for the Fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022	75
Notes to Consolidated Financial Statements	77
Schedule I – Condensed Financial Information of Registrant	109

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

(3) Exhibits:

The exhibits listed in the accompanying Exhibit Index attached hereto are filed or incorporated by reference into this Form 10-K.

Exhibit Index

Exhibit No.	Exhibit Description
3.1	Third Amended and Restated Certificate of Incorporation of National Vision Holdings, Inc. - incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 10, 2021
3.2	Fourth Amended and Restated Bylaws of National Vision Holdings, Inc. - incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 12, 2023
4.1	Description of Securities of the Registrant - incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on February 28, 2022
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
10.1
Second Joinder and Restatement Agreement, dated as of June 13, 2023, including as Exhibit A thereto, to the Second Amended and Restated Credit Agreement, by and among Nautilus Acquisition Holdings, Inc., National Vision, Inc., certain subsidiaries of National Vision, Inc., as guarantors, Bank of America, N.A., as Administrative Agent and the Collateral Agent, and the lenders from time to time party thereto - incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2023.

10.2	First Lien Guarantee, dated as of March 13, 2014, by the guarantors party thereto - incorporated herein by reference to Exhibit 10.6 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.3	First Lien Security Agreement, dated as of March 13, 2014, among Nautilus Acquisition Holdings, Inc., Nautilus Merger Sub, Inc., Vision Holdings Corp., National Vision, Inc., subsidiary grantors party thereto, Goldman Sachs Bank USA, as collateral agent - incorporated herein by reference to Exhibit 10.7 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.4	First Lien Pledge Agreement, dated as of March 13, 2014, among Nautilus Acquisition Holdings, Inc., Nautilus Merger Sub, Inc., Vision Holdings Corp., National Vision, Inc. subsidiary pledgors party thereto, Goldman Sachs Bank USA, as collateral agent - incorporated herein by reference to Exhibit 10.8 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.5†	National Vision Holdings, Inc. 2017 Omnibus Incentive Plan - incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 31, 2017
10.6†	Form of Stock Option Agreement under the 2017 Omnibus Incentive Plan, as adopted February 2019 - incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2019
10.7†
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

10.9†	Form of Restricted Stock Unit Agreement under the 2017 Omnibus Incentive Plan, as adopted April 10, 2022 - incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2022
10.10†	Form of Restricted Stock Unit Agreement under the 2017 Omnibus Incentive Plan, as adopted February 24, 2022 – incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 10, 2022
10.11†	Form of Performance Stock Unit Agreement under the 2017 Omnibus Incentive Plan, as adopted February 24, 2022 – incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 10, 2022
10.12†	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2017 Omnibus Incentive Plan, as adopted June 15, 2022 – incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022
10.13†	Option Agreement for Patrick R. Moore under the 2017 Omnibus Incentive Plan - incorporated herein by reference to Exhibit 10.34 to the Company’s Amendment No. 2 to Form S-1 Registration Statement filed on October 16, 2017
10.14†	2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its Subsidiaries - incorporated herein by reference to Exhibit 10.16 to the Company’s Form S-1 Registration Statement filed on September 29, 2017

10.15†	Amendment No. 1 to the 2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its Subsidiaries - incorporated herein by reference to Exhibit 10.17 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.16†	Amendment No. 2 to the 2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its Subsidiaries - incorporated herein by reference to Exhibit 10.18 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.17†	Form of Stock Option Agreement under the 2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its Subsidiaries - incorporated herein by reference to Exhibit 10.19 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.18†	Form of Director Indemnification Agreement - incorporated herein by reference to Exhibit 10.36 to the Company’s Amendment No. 2 to Form S-1 Registration Statement filed on October 16, 2017
10.19†	Form of Management Stockholder’s Agreement - incorporated herein by reference to Exhibit 10.20 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.20†	National Vision Holdings, Inc. Executive Severance Plan - incorporated by reference to Exhibit 10.1 filed to the Company’s Current Report on Form 8-K filed on December 18, 2018
10.21‡
Letter Agreement between National Vision, Inc. and Essilor of America, Inc., dated as of November 12, 2018 - incorporated herein by reference to Exhibit 10.36 to the Company’s Form 10-K filed on February 27, 2019

10.22‡
First Amendment to the Direct Lens Letter Agreement, dated July 19, 2022, by and between Essilor of America, Inc. and National Vision, Inc. - incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 25, 2022

10.23‡
Second Amendment to the Direct Lens Letter Agreement, dated November 8, 2023, by and between Essilor of America, Inc. and National Vision, Inc Portions of this exhibit have been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K because such information is (i) not material and (ii) the type of information that the registrant treats as private or confidential.

10.24	Letter Agreement by and between National Vision, Inc. and Wal-Mart Stores, Inc. re: Management & Services Agreement, dated as of January 11, 2017 - incorporated herein by reference to Exhibit 10.32 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.25‡	Management & Services Agreement by and between National Vision, Inc. and Wal-Mart Stores, Inc., dated as of May 1, 2012 - incorporated herein by reference to Exhibit 10.31 to the Company’s Form S-1 Registration Statement filed on October 16, 2017
10.26‡
Amendment 3 to the Management and Services Agreement between Walmart, Inc. and National Vision, Inc. effective as of January 23, 2020 - incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2020.

10.27‡
Amendment 4 to the Management & Services Agreement between Walmart Inc. and National Vision, Inc., effective as of July 17, 2020 - incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2020.

10.28‡	Amended and Restated Supplier Agreement between National Vision, Inc. and Walmart, dated as of January 17, 2017 - incorporated herein by reference to Exhibit 10.33 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
21.1	Subsidiaries of National Vision Holdings, Inc.
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
97.1	Incentive Compensation Clawback Policy
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page of the Company’s Annual Report on Form 10-K for the year ended December 30, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments)
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

National Vision Holdings, Inc.
(Registrant)

By:	/s/ L. Reade Fahs
L. Reade Fahs
Chief Executive Officer
(Principal Executive Officer)

Date:	February 27, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ L. Reade Fahs	Chief Executive Officer and Director	February 27, 2024
L. Reade Fahs	(Principal Executive Officer)

/s/ Melissa Rasmussen	Senior Vice President, Chief Financial Officer	February 27, 2024
Melissa Rasmussen	(Principal Financial and Accounting Officer)

/s/ Jose Armario	Director	February 27, 2024
Jose Armario

/s/ Virginia A. Hepner	Director	February 27, 2024
Virginia A. Hepner

/s/ Susan S. Johnson	Director	February 27, 2024
Susan S. Johnson

/s/ Naomi Kelman	Director	February 27, 2024
Naomi Kelman

/s/ Susan O’Farrell	Director	February 27, 2024
Susan O’Farrell

/s/ D. Randolph Peeler	Chairman and Director	February 27, 2024
D. Randolph Peeler

/s/ Thomas V. Taylor, Jr.	Director	February 27, 2024
Thomas V. Taylor, Jr.

/s/ David M. Tehle	Director	February 27, 2024
David M. Tehle