Form 10-Q
period 2024-03-30
National Vision Holdings, Inc.
filed 2024-05-08
CIK 1710155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2024
Common stock, $0.01 par value	78,560,994

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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth in Part I, Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2023 (the “2023 Annual Report on Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”), as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov, and also include, but are not limited to, the termination of our partnership with Walmart, including the transition period and other wind down activities, will have an impact on our business, revenues, profitability and cash flows, which impact could be material; market volatility, an overall decline in the health of the economy and other factors impacting consumer spending, including inflation, uncertainty in financial markets, recessionary conditions, escalated interest rates, the timing and issuance of tax refunds, governmental instability, war and natural disasters, may affect consumer purchases, which could reduce demand for our products and materially harm our sales, profitability and financial condition; failure to recruit and retain vision care professionals for in-store roles or to provide remote care offerings could adversely affect our business, financial condition and results of operations; the optical retail industry is highly competitive, and if we do not compete successfully, our business may be adversely impacted; if we fail to open and operate new stores in a timely and cost-effective manner or fail to successfully enter new markets, our financial performance could be materially and adversely affected; if the performance of our Host brands declines or we are unable to maintain or extend our operating relationships with our Host partners, our business, profitability and cash flows may be adversely affected and we may be required to incur impairment charges; we are a low-cost provider and our business model relies on the low-cost of inputs and factors such as wage rate increases, inflation, cost increases, increases in the price of raw materials and energy prices could have a material adverse effect on our business, financial condition and results of operations; we require significant capital to fund our expanding business, including updating our Enterprise Resource Planning (“ERP”), and other technological, systems and capabilities; our growth strategy could strain our existing resources and cause the performance of our existing stores to suffer; our success depends upon our marketing, advertising and promotional efforts and if we are unable to implement them successfully or efficiently, or if our competitors are more effective than we are, we may experience a material adverse effect on our business, financial condition and results of operations; we are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs; certain technological advances, greater availability of, or increased consumer preferences for, vision correction alternatives to prescription eyeglasses or contact lenses, or future drug development for the correction of vision-related problems may reduce the demand for our products and adversely impact our business and profitability; if we fail to retain our existing senior management team or attract qualified new personnel such failure could have a material adverse effect on our business, financial condition and results of operations; our profitability and cash flows may be negatively affected if we are not successful in managing our inventory balances and inventory shrinkage; our operating results and inventory levels fluctuate on a seasonal basis; our e-commerce and omni-channel business faces distinct risks, and our failure to successfully manage those risks could have a negative impact on our profitability; we depend on our distribution centers and/or optical laboratories; we may incur losses arising from our investments in technological innovators in the optical retail industry, including artificial intelligence, which would negatively affect our financial results; ESG issues, including those related to climate change, could have a material adverse effect on our business, financial condition and results of operations; changing climate and weather patterns leading to severe weather and disasters may cause significant business interruptions and expenditures; future operational success depends on our ability to develop, maintain and extend relationships with managed vision care companies, vision insurance providers and other third-party payors; we face risks associated with vendors from whom our products are sourced and are dependent on a limited number of suppliers; we rely heavily on our information technology systems, as well as those of our vendors, for our business to effectively operate and to safeguard confidential information; any significant failure, inadequacy, interruption or security breach could adversely affect our business, financial condition and operations; we rely on third-party coverage and reimbursement, including government programs, for an increasing portion of our revenues, the future reduction of which could adversely affect our results of operations; we are subject to extensive state, local and federal vision care and healthcare laws and regulations and failure to adhere to such laws and regulations would adversely affect our business; we are subject to managed vision care laws and regulations; we are subject to rapidly changing and increasingly stringent laws, regulations, contractual obligations, and industry standards relating to privacy, data security and data protection which could subject us to liabilities that adversely affect our business, operations and financial performance; we could be adversely affected by product liability, product recall or personal injury issues; failure to comply with laws, regulations and enforcement activities or changes in statutory, regulatory, accounting and other legal requirements could potentially impact our operating and financial results; adverse judgments or settlements resulting from legal proceedings relating to our business operations could materially adversely affect our business, financial condition and results of operations; we may not be able to adequately protect our intellectual property, which could harm the value of our brand and adversely affect our business; we have a significant amount of indebtedness which could adversely affect our business and financial position, including limiting our business flexibility and preventing us from meeting our debt obligations; a change in interest rates may adversely affect our business; our credit agreement contains restrictions that limit our flexibility in operating our business; conversion of the 2025 Notes could dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock; and risks related to owning our common stock, including our ability to comply with requirements to design and implement and maintain effective internal controls.
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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

In thousands, except par value	As of March 30, 2024	As of December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$150,050	$149,896
Accounts receivable, net	74,273	86,854
Inventories	118,564	119,908
Prepaid expenses and other current assets	36,025	40,012
Total current assets	378,912	396,670

Noncurrent assets:
Property and equipment, net	357,390	360,772
Goodwill	717,544	717,544
Trademarks and trade names	240,547	240,547
Other intangible assets, net	19,779	20,173
Right of use assets	410,709	406,275
Other assets	30,487	28,336
Noncurrent assets of discontinued operations	—	2,194
Total noncurrent assets	1,776,456	1,775,841
Total assets	$2,155,368	$2,172,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,797	$67,556
Other payables and accrued expenses	108,139	123,288
Unearned revenue	45,604	48,117
Deferred revenue	63,846	62,867
Current maturities of long-term debt and finance lease obligations	10,329	10,480
Current operating lease obligations	86,291	85,090
Current liabilities of discontinued operations	—	302
Total current liabilities	375,006	397,700

Noncurrent liabilities:
Long-term debt and finance lease obligations, less current portion and debt discount	448,617	450,771
Noncurrent operating lease obligations	380,090	376,814
Deferred revenue	22,005	21,459
Other liabilities	8,399	8,465
Deferred income taxes, net	79,932	87,884
Total noncurrent liabilities	939,043	945,393
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 85,194 and 84,831 shares issued as of March 30, 2024 and December 30, 2023, respectively; 78,558 and 78,311 shares outstanding as of March 30, 2024 and December 30, 2023, respectively	852	848
Additional paid-in capital	791,710	788,967
Accumulated other comprehensive loss	(229)	(419)
Retained earnings	266,301	254,616
Treasury stock, at cost; 6,636 and 6,520 shares as of March 30, 2024 and December 30, 2023, respectively	(217,315)	(214,594)
Total stockholders’ equity	841,319	829,418
Total liabilities and stockholders’ equity	$2,155,368	$2,172,511
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended
In thousands, except earnings per share	March 30, 2024	April 1, 2023
Revenue:
Net product sales	$447,812	$436,114
Net sales of services and plans	94,711	84,683
Total net revenue	542,523	520,797
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	166,324	160,334
Services and plans	82,342	75,075
Total costs applicable to revenue	248,666	235,409
Operating expenses:
Selling, general and administrative expenses	245,366	233,331
Depreciation and amortization	23,637	22,734
Asset impairment	456	354
Other expense (income), net	(12)	(117)
Total operating expenses	269,447	256,302
Income from operations	24,410	29,086
Interest expense, net	4,256	4,867
Earnings from continuing operations before income taxes	20,154	24,219
Income tax provision	7,915	8,246
Income from continuing operations, net of tax	12,239	15,973
Income (loss) from discontinued operations, net of tax (See Note 2)	(554)	2,297
Net income	$11,685	$18,270

Basic earnings per share:
Continuing operations	$0.16	$0.20
Discontinued operations	$(0.01)	$0.03
Total	$0.15	$0.23
Diluted earnings per share:
Continuing operations	$0.16	$0.20
Discontinued operations	$(0.01)	$0.02
Total	$0.15	$0.22

Weighted average shares outstanding:
Basic	78,384	78,721
Diluted	78,826	92,136

Comprehensive income:
Net income	$11,685	$18,270
Unrealized gain on hedge instruments	254	253
Tax provision of unrealized gain on hedge instruments	64	65
Comprehensive income	$11,875	$18,458
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three Months Ended March 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
In thousands	Shares	Amount
Balances at December 30, 2023	78,311	$848	$788,967	$(419)	$254,616	$(214,594)	$829,418
Issuance of common stock	363	4	312				316
Stock-based compensation			2,431				2,431
Purchase of treasury stock	(116)					(2,721)	(2,721)
Unrealized gain on hedge instruments, net of tax				190			190
Net income					11,685		11,685
Balances at March 30, 2024	78,558	$852	$791,710	$(229)	$266,301	$(217,315)	$841,319

	Three Months Ended April 1, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
In thousands	Shares	Amount
Balances at December 31, 2022	78,992	$842	$767,112	$(1,179)	$320,517	$(186,179)	$901,113
Issuance of common stock	282	3	490	—	—	—	493
Stock-based compensation	—	—	4,271	—	—	—	4,271
Purchase of treasury stock	(1,189)	—	—	—	—	(27,609)	(27,609)
Unrealized gain on hedge instruments, net of tax	—	—	—	188	—	—	188
Net income	—	—	—	—	18,270	—	18,270
Balances at April 1, 2023	78,085	$845	$771,873	$(991)	$338,787	$(213,788)	$896,726
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
In thousands	March 30, 2024	April 1, 2023
Cash flows from operating activities:
Net income	$11,685	$18,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,181	24,813
Amortization of debt discount and deferred financing costs	629	792
Amortization of cloud computing implementation costs	1,132	588
Asset impairment	456	387
Deferred income tax expense (benefit)	(7,952)	(6,377)
Stock-based compensation expense	2,465	4,315
Losses (gains) on change in fair value of derivatives	(190)	776
Inventory adjustments	1,350	944
Other	(303)	799
Changes in operating assets and liabilities:
Accounts receivable	12,287	(416)
Inventories	(6)	(1,310)
Operating lease right of use assets and lease liabilities	(705)	1,103
Other assets	1,401	2,997
Accounts payable	(6,759)	9,348
Deferred and unearned revenue	(988)	5,498
Other liabilities	(14,696)	11,537
Net cash provided by operating activities	23,987	74,064
Cash flows from investing activities:
Purchase of property and equipment	(20,014)	(27,721)
Other	1,805	106
Net cash used for investing activities	(18,209)	(27,615)
Cash flows from financing activities:
Repayments on long-term debt	(1,875)	—
Proceeds from issuance of common stock	320	493
Purchase of treasury stock	(2,721)	(27,609)
Payments on finance lease obligations	(897)	(1,546)
Net cash used for financing activities	(5,173)	(28,662)
Net change in cash, cash equivalents and restricted cash	605	17,787
Cash, cash equivalents and restricted cash, beginning of year	151,027	230,624
Cash, cash equivalents and restricted cash, end of period	$151,632	$248,411

Supplemental cash flow disclosure information:
Cash paid for interest	$245	$459
Cash paid for taxes	$113	$106
Capital expenditures accrued at the end of the period	$5,662	$7,634
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Basis of Presentation
Nature of Operations
National Vision Holdings, Inc. (“NVHI,” the “Company,” “we,” “our,” or “us”) is a holding company whose operating subsidiaries include its indirect wholly-owned subsidiary, National Vision, Inc. (“NVI”) and NVI’s wholly-owned subsidiaries. We are a leading value retailer of eyeglasses and contact lenses in the United States (the “U.S.”). We operated 1,201 and 1,188 retail optical locations in the U.S. and its territories as of March 30, 2024 and December 30, 2023, respectively, through our four store brands, including America’s Best Contacts and Eyeglasses (“America’s Best”), Eyeglass World, Vista Optical locations on select U.S. Army/Air Force military bases (“Military”) and within select Fred Meyer stores. We operated 225 stores for Walmart Inc. (“Walmart”) as of December 30, 2023; these stores are not reflected in the store counts above and the operating results of these stores are presented as discontinued operations as discussed further in Note 2. “Discontinued Operations.”
Basis of Presentation and Principles of Consolidation
We prepare our unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and, therefore, do not include all information and disclosures required by U.S. GAAP for complete consolidated financial statements. The Condensed Consolidated Balance Sheet as of December 30, 2023 has been derived from the audited consolidated balance sheet for the fiscal year then ended. These condensed consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated results of the interim period.
Certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted; however, we believe that the disclosures included herein are sufficient for a fair presentation of the information presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the fiscal year ended December 30, 2023 included in the 2023 Annual Report on Form 10-K. The Company’s significant accounting policies are set forth in Note 1. within those consolidated financial statements. We use the same accounting policies in preparing interim condensed consolidated financial information and annual consolidated financial statements. There were no changes to our significant accounting policies during the three months ended March 30, 2024.
The condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts within the Condensed Consolidated Statements of Cash Flows and footnotes to the financial statements for fiscal year 2023 have been reclassified to conform to the fiscal year 2024 presentation. Retrospective reclassifications have been made to prior period financial statements and disclosures to present the discontinued operations. Refer to Note 2. “Discontinued Operations” for more information on discontinued operations.
The Company has consolidated certain entities meeting the definition of a variable interest entity (“VIE”) as the Company concluded that it is the primary beneficiary of the entities under the provisions of Accounting Standards Codification 810, Consolidation. As of March 30, 2024, the variable interest entities include 30 professional corporations. The total assets of the consolidated VIEs included in the accompanying Condensed Consolidated Balance Sheets as of March 30, 2024 and December 30, 2023, were $3.8 million and $8.3 million, respectively, and the total liabilities of the consolidated VIEs were $5.1 million and $9.8 million, respectively.
Fiscal Year
Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31. Fiscal year 2024 contains 52 weeks and will end on December 28, 2024. All three month periods presented herein contain 13 weeks, respectively. All references to years and quarters relate to fiscal periods rather than calendar periods.
Seasonality
The consolidated results of operations for the three months ended March 30, 2024 and April 1, 2023, are not necessarily indicative of the results to be expected for the full fiscal year due to seasonality and uncertainty of general economic conditions that may impact our key markets. Historically, our business has realized a higher portion of net revenue, income from operations, and cash flows from operations in the first half of the year, and a lower portion of net revenue, income from operations, and cash flows from operations in the fourth fiscal quarter. The first half seasonality is attributable primarily to the timing of our customers’ personal income tax refunds and annual health insurance program start/reset periods. Seasonality related to fourth quarter holiday spending by retail customers generally does not impact our business. Our quarterly consolidated results generally may also be affected by the timing of new store openings, store closings, and certain holidays.

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
Asset Impairment
Non-cash impairment charges of $0.5 million were recorded for the three months ended March 30, 2024 compared to $0.4 million for the three months ended April 1, 2023 related to tangible long-lived store assets and ROU assets. The impairments were primarily driven by lower than projected customer sales volume in certain stores and other entity-specific assumptions. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and the likelihood that these scenarios would be ultimately realized; and the remaining useful lives of the assets. Asset impairment expenses were recognized in Corporate/Other. Refer to Note 5. “Fair Value Measurements” for additional information on impairment charges.
Income Taxes
Our effective tax rate for the three months ended March 30, 2024 was 39.3%, reflecting our statutory federal and state rate of 25.2%, non-deductible compensation expense and other permanent items. Our effective tax rate for the three months ended April 1, 2023 was 34.0%, reflecting our statutory federal and state rate of 25.4%, tax impacts of consolidated VIEs, reduced deductibility of meals and entertainment expenses and effects of other permanent items.
Share Repurchases
Effective February 23, 2024, the Board authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company’s common stock until January 3, 2026. During the three months ended April 1, 2023, the Company repurchased 1.1 million shares of its common stock for $25.0 million. As of March 30, 2024, $50 million remains available under the share repurchase authorization.
Discontinued Operations
In accordance with ASC 205-20 “Presentation of Financial Statements: Discontinued Operations,” a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. In the period in which the component meets held-for-sale or discontinued operations criteria, the major current assets, non-current assets, current liabilities, and non-current liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations.
Our operations related to Walmart stores, including our former Legacy reportable segment, met the definition of a discontinued operation as of March 30, 2024. Accordingly, we classified the results of our Walmart store operations, as discontinued operations in the condensed consolidated statements of operations for all periods presented. The results of all discontinued operations, less applicable income taxes, are reported as components of net income separate from the net income of continuing operations. Certain assets and liabilities associated with our Walmart store operations were classified as assets and liabilities of discontinued operations in the condensed consolidated balance sheets for the periods presented. Additionally, the cash flows and comprehensive income of Walmart store operations have not been segregated and are included in the interim Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Operations and Comprehensive Income, respectively, for all periods presented. All amounts included in the notes to the unaudited condensed consolidated financial statements relate to continuing operations unless otherwise noted. For additional information, see Note 2, “Discontinued Operations.”
Future Adoption of Accounting Pronouncements
Reference Rate Reform. The Financial Accounting Standards Board (“FASB”) has issued guidance at various points over the last several years that provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that may be affected by the cessation of the London Inter-bank Offered Rate (“LIBOR”). We are currently able to apply this new guidance for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 through December 31, 2024. Refer to Note 7. “Interest Rate Derivatives” for more information on our transition from LIBOR to Term Secured Overnight Financing Rate (“Term SOFR”).
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
The Enhancement and Standardization of Climate-Related Disclosures for Investors. In March 2024, the SEC issued its final rule on the enhancement and standardization of climate-related disclosures for investors. These wide-ranging disclosures require annual disclosure of material greenhouse gas emissions as well as disclosure of governance, risk management and strategy related to material climate-related risks. Within the notes to financial statements, the final rule requires disclosure of expenditures recognized, subject to certain thresholds, attributable to severe weather. Outside of the financial statements, the final rule requires qualitative and quantitative disclosures about material scope 1 and scope 2 greenhouse gas emissions. Also required is disclosure of the risk management process and the oversight practices of the Board of Directors and management related to climate-related risks. Unless legal challenges prevail, the final rule follows a compliance phase-in timeline, with the first requirements required to be adopted for the Company’s fiscal year 2025, followed in later years by greenhouse gas-related requirements. The Company is currently evaluating the rule to determine the impact on its consolidated financial statements and disclosures.
The FASB issued other accounting guidance during the period that is not currently applicable or expected to have a material impact on the Company’s financial statements, and therefore, is not described above.
2. Discontinued Operations
On July 20, 2023, the Company received a notice of non-renewal from Walmart of the Management & Services Agreement by and between NVI and Walmart, dated as of May 1, 2012 (as amended, supplemented or otherwise modified from time to time, the “Walmart MSA”). In accordance with the terms of the Walmart MSA and the notice, the agreement terminated as of February 23, 2024 (the “Termination Date”). In connection with the termination of the Walmart MSA, the Amended and Restated Supplier Agreement between NVI and Walmart, dated as of January 17, 2017; the agreement between FirstSight Vision Services, Inc. (“FirstSight”), a wholly-owned subsidiary of the Company, and Walmart, which arranged for the provision by FirstSight of optometric services at optometric offices next to certain Walmart stores throughout California; and certain other related agreements also terminated as of the Termination Date. The Walmart MSA includes provisions governing the transition period and post-termination obligations of the parties.
As a result of the termination of the Walmart MSA, our Walmart store operations, including our former Legacy reportable segment and certain other results previously included in our Corporate/Other and Reconciliations categories, met the criteria to be presented as discontinued operations as of March 30, 2024. Accordingly, the assets and liabilities and results of operations of the discontinued operations have been presented in the tables below.
Refer to Note 3. “Costs Related to Wind Down Activities” for more information on the additional wind down activities related to our continuing operations.
Major classes of assets and liabilities related to discontinued operations are presented in the table below. We have retained working capital and deferred tax balances related to discontinued operations; consequently, these items are not part of the disposal group.

In thousands	As of March 30, 2024	As of December 30, 2023
Noncurrent assets:
Property and equipment, net	$—	$1,791
Right of use assets	—	304
Other intangible assets, net	—	99
Total noncurrent assets of discontinued operations	$—	$2,194

Current liabilities:
Current operating lease obligations	$—	$302
Total current liabilities of discontinued operations	$—	$302

The following table presents income(loss) from discontinued operations, net of tax:

In thousands	Three Months Ended March 30, 2024	Three Months Ended April 1, 2023
Revenue:
Net product sales	$13,871	$28,647
Net sales of services and plans	4,513	12,925
Total net revenue	18,384	41,572
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	6,508	12,768
Services and plans	2,755	5,875
Total costs applicable to revenue	9,263	18,643
Operating expenses:
Selling, general and administrative expenses	11,386	16,591
Depreciation and amortization	544	2,079
Asset impairment	—	33
Total operating expenses	11,930	18,703
Earnings (loss) from discontinued operations before income taxes	(2,809)	4,226
Income tax provision (benefit) from discontinued operations	(2,255)	1,929
Income (loss) from discontinued operations, net of tax	$(554)	$2,297

The following table presents significant non-cash items and cash flows from investing activities related to discontinued operations:

	Three Months Ended
	March 30, 2024	April 1, 2023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$544	$2,079
Stock-based compensation expense	30	228
Inventory adjustments	377	(6)
Other	(1,592)	—
Cash flows from investing activities:
Purchase of property and equipment	—	(420)
Other	1,728	—

3. Costs Related to Wind Down Activities
Arlington Contacts Lens Service, Inc. (“AC Lens”), a wholly-owned subsidiary of the Company, has delivered notices of non-renewal of the agreements it has with Walmart and its affiliate Sam’s Club regarding wholesale contact lenses distribution and related services, such that these agreements will terminate as of June 30, 2024, unless an earlier date is agreed by the parties, and the Company will wind down its remaining AC Lens operations, including the closure of its Ohio distribution center, which largely supported the wholesale distribution and e-commerce contact lens services that the Company provided to Walmart and Sam’s Club. In the first quarter of 2024, we incurred costs related to the termination of the Walmart MSA and the wind-down of AC Lens operations, as well as an immaterial amount of costs related to the actions taken in fiscal year 2023 to streamline corporate overhead. While our operations related to the Walmart MSA are now classified in discontinued operations, certain of these aforementioned costs are related to the continuing operations of the Company, and are discussed further below.
We anticipate incurring approximately $3 million of additional costs in 2024 related to winding down the AC Lens business. The table below summarized the Company’s Other payables and accrued expenses balance related to wind down activities.

In thousands	Employee Compensation Benefits
Balance at December 30, 2023	$3,271
Expenses recognized during the period	188
Payments during the period	(1,723)
Expenses reduced due to attrition during the period	(30)
Balance at March 30, 2024	$1,706

Employee compensation benefits
During the three months ended March 30, 2024, we recognized $0.2 million in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income, in the Corporate/Other category, related to wind down activities. The liability for employee compensation benefits is recorded in Other payables and accrued expenses in the Condensed Consolidated Balance Sheets.
Other Costs
During the three months ended March 30, 2024, we recognized $0.7 million in Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income, in the Corporate/Other category, related to professional fees and other costs to assist with wind down activities.

4. Details of Certain Balance Sheet Accounts
The following table provides a reconciliation of cash and cash equivalents reported within the Condensed Consolidated Balance sheets to the total of Cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statement of Cash Flows:

	Three Months Ended
In thousands	March 30, 2024	April 1, 2023
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$150,050	$246,906
Restricted cash included in other assets	1,582	1,505
	$151,632	$248,411

The following tables provide additional details of certain balance sheet accounts as of the dates shown below:

In thousands	As of March 30, 2024	As of December 30, 2023
Accounts receivable, net:
Trade receivables	$39,328	$43,518
Credit card receivables	19,850	27,905
Other receivables (1)	15,447	15,747
Allowance for credit losses	(352)	(316)
	$74,273	$86,854
(1) Includes Coronavirus Aid, Relief, and Economic Security (“CARES”) Act receivable in the amount of $9.0 million as of March 30, 2024 and December 30, 2023.

In thousands	As of March 30, 2024	As of December 30, 2023
Inventories:
Raw materials and work in process (1)	$55,476	$57,367
Finished goods	63,088	62,541
	$118,564	$119,908
(1)Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not separately present raw materials and work in process.

In thousands	As of March 30, 2024	As of December 30, 2023
Other payables and accrued expenses:
Associate compensation and benefits	$33,780	$62,614
Self-insurance liabilities	9,349	9,139
Capital expenditures	5,662	5,412
Advertising	5,269	6,446
Reserves for customer returns and remakes	9,949	9,093
Payable to Walmart	1,251	6,068
Income taxes payable	12,745	1,863
Supplies and other store support expenses	3,632	5,434
Litigation settlements (See Note 11)	4,950	500
Other	21,552	16,719
	$108,139	$123,288

In thousands	As of March 30, 2024	As of December 30, 2023
Other noncurrent liabilities:
Self-insurance liabilities	$5,714	$5,657
Other	2,685	2,808
	$8,399	$8,465

5. Fair Value Measurement

Recurring fair value measurements
Interest Rate Derivatives
We recognize as assets or liabilities at fair value the estimated amounts we would receive or pay upon a termination of interest rate derivatives prior to their scheduled expiration dates. The fair value is based on information that is model-driven and whose inputs were observable (Level 2 inputs) such as Term SOFR forward rates. See Note 7. “Interest Rate Derivatives” for further details.

Non-recurring fair value measurements
Long-lived and Right of Use (“ROU”) Store Assets
We recognized impairments of $0.5 million during the three months ended March 30, 2024 and $0.4 million during the three months ended April 1, 2023 related to our long-lived tangible store assets and ROU assets. The cash flows used in estimating fair value were discounted using market rates of 11.5%. A decrease in the estimated cash flows would lead to a lower fair value measurement, as would an increase in the discount rate. These non-recurring fair value measurements are classified as Level 3 measurements in the fair value hierarchy. The estimated remaining fair value of the assets impaired during the three months ended March 30, 2024 and April 1, 2023 was $0.4 million and $0.2 million, respectively. Substantially all of the remaining fair value of the impaired store assets represents the fair value of ROU assets.
Additional fair value information
Long-term Debt - Term Loan A and Revolving Loans
Since the borrowings under the $144.4 million outstanding principal first lien term loan (“Term Loan A”) and revolving credit loans in an aggregate principal amount of $300.0 million (the “Revolving Loans”) utilize variable interest rate setting mechanisms such as Term SOFR, the fair values of these borrowings are deemed to approximate the carrying values. We also considered the effect of our own credit risk on the fair values of Term Loan A and Revolving Loans. Refer to Note 6. “Long-term Debt” for more information on these borrowings.
Long-term Debt - 2025 Notes
The Company has $302.5 million in aggregate principal amount of 2.50% convertible senior notes due on May 15, 2025 (the “2025 Notes”) issued and outstanding as of March 30, 2024. Refer to Note 6. “Long-term Debt” for more information on the 2025 Notes. The estimated fair value of the 2025 Notes was approximately $317.4 million and $303.3 million as of March 30, 2024 and December 30, 2023, respectively. The estimated fair value of the 2025 Notes is based on the prices the 2025 Notes have traded in the market as well as overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates, and represents a Level 2 measurement in the fair value hierarchy. Refer to Note 6. “Long-term Debt” for more information on the 2025 Notes.

6. Long-term Debt

Long-term debt consists of the following:

In thousands	As of March 30, 2024	As of December 30, 2023
2025 Notes, due May 15, 2025	$302,497	$302,497
Term Loan A, due June 13, 2028	144,375	146,250
Revolving Loans, due June 13, 2028	—	—
Long-term debt before unamortized discount and issuance costs	446,872	448,747
Unamortized discount and issuance costs - 2025 Notes	(2,055)	(2,497)
Unamortized discount and issuance costs - Term Loan A	(1,007)	(1,066)
Long-term debt less debt discount and issuance costs	443,810	445,184
Less current maturities	(7,500)	(7,500)
Long-term debt - noncurrent portion	436,310	437,684
Finance lease obligations	15,136	16,067
Less current maturities	(2,829)	(2,980)
Long-term debt and finance lease obligations, less current portion, discount, and issuance costs	$448,617	$450,771

Scheduled annual maturities of debt are as follows:

Fiscal Period	In thousands
2024 - remainder of fiscal year	$3,750
2025	311,872
2026	7,500
2027	7,500
2028	116,250
Thereafter	—
$446,872
Credit Agreement
We were in compliance with all covenants related to our long-term debt as of March 30, 2024.

2025 Notes
We recognized the following in Interest expense (income), net related to the 2025 Notes:

	Three Months Ended
In thousands	March 30, 2024	April 1, 2023
Contractual interest expense	$1,891	$2,516
Amortization of issuance costs	$442	$538
As of March 30, 2024, the remaining period for the unamortized debt issuance costs balance was approximately one year.
As of March 30, 2024, the stock price conditions under which the 2025 Notes can be converted at the holders’ option were not met.

7. Interest Rate Derivatives
We are party to an interest rate collar to offset the variability of cash flows in Term SOFR-indexed debt interest payments. During the second quarter of 2023, we amended the reference rate of the collar from LIBOR to Term SOFR. The aggregate notional amount of the interest rate collar, which is not designated as a cash flow hedge, was $300.0 million as of March 30, 2024. The fair value of our interest rate collar instrument was an asset of $3.2 million, which is recorded in Prepaid expenses and other current assets as of March 30, 2024, and an asset of $5.6 million, which was recorded in Prepaid expenses and other current assets as of December 30, 2023. See Note 5. “Fair Value Measurement” for further details.
We recognized (gains) losses on the change in fair value of the interest rate collar of $(0.4) million during the three months ended March 30, 2024, and $0.5 million during the three months ended April 1, 2023, respectively. The interest rate collar will mature on July 18, 2024.
Cash flows related to derivatives qualifying as hedges are included in the same section of the Consolidated Statements of Cash Flows as the underlying assets and liabilities being hedged. Cash flows during the three months ended March 30, 2024 and April 1, 2023 related to derivatives not qualifying as hedges were included in the operating section of the Consolidated Statements of Cash Flows and were immaterial.
Changes in the fair value of the Company’s cash flow hedge derivative instruments from their inception are recorded in Accumulated other comprehensive loss (“AOCL”) if the instruments are deemed to be highly effective as cash flow hedges. As of March 30, 2024, the Company expects to reclassify approximately $0.2 million of unrealized losses on derivative instruments, net of tax, from AOCL into earnings in the next 12 months as the derivative instruments mature.

8. Stock Incentive Plans
During the three months ended March 30, 2024, the Company granted 283,840 performance-based restricted stock units (“PSUs”) and 452,309 time-based restricted stock units (“RSUs”) to eligible employees under the National Vision Holdings, Inc. 2017 Omnibus Incentive Plan (the “2017 Omnibus Incentive Plan”) and the 2014 Stock Incentive Plan. The PSUs granted in fiscal 2024 will be settled after the end of the performance period (i.e., cliff vesting), which begins on the first day of our 2024 fiscal year and ends on the last day of our 2026 fiscal year, and are based on the Company’s achievement of certain performance targets. The RSUs granted in fiscal 2024 vest primarily in three equal annual installments.

9. Revenue from Contracts with Customers
The majority of our revenues are recognized either at the point of sale or upon delivery and customer acceptance, paid for at the time of sale in cash, credit card, or on account with managed care payors having terms generally between 14 and 120 days, with most paying within 90 days. For sales of in-store non-prescription eyewear and related accessories, and paid eye exams, we recognize revenue at the point of sale. Our point in time revenues include 1) retail sales of prescription and non-prescription eyewear, contact lenses and related accessories to retail customers (including those covered by managed care), 2) eye exams and 3) wholesale sales of inventory in which our customer is another retail entity. Revenues recognized over time primarily include product protection plans (i.e. warranties) and eye care club memberships.
The following disaggregation of revenues depicts our revenue based on the timing of revenue recognition:

	Three Months Ended
In thousands	March 30, 2024	April 1, 2023
Revenues recognized at a point in time	$510,544	$489,331
Revenues recognized over time	31,979	31,466
Total net revenue	$542,523	$520,797
Refer to Note 12. “Segment Reporting” for the Company’s disaggregation of net revenue by reportable segment. As our reportable segment is aligned by similar economic factors, trends and customers, the reportable segment disaggregation view best depicts how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors.
We record reductions in revenue for estimated price concessions granted to managed care providers. The Company considers its revenue from managed care customers to include variable consideration and estimates such amounts associated with managed care customer revenues using the history of concessions provided and cash receipts from managed care providers. We reduced our net revenue for variable consideration of $3.9 million and $3.6 million during the three months ended March 30, 2024 and April 1, 2023, respectively.
Accounts Receivable
Credit loss expense recognized on our receivables, which is presented in SG&A expenses in the Company’s Condensed Consolidated Statements of Operations, was $0.2 million and $0.2 million for the three months ended March 30, 2024 and April 1, 2023, respectively.
Unsatisfied Performance Obligations (Contract Liabilities)
During the three months ended March 30, 2024 and April 1, 2023, we recognized $23.1 million and $22.6 million, respectively, of deferred revenues outstanding at the beginning of each respective period.
Our deferred revenue balance as of March 30, 2024 and December 30, 2023 was $85.9 million and $84.3 million, respectively. We expect future revenue recognition of the March 30, 2024 balance of $55.0 million, $22.4 million, $8.0 million and $0.5 million in fiscal years 2024, 2025, 2026 and thereafter, respectively.

10. Leases

Our lease costs for the three months ended March 30, 2024 and April 1, 2023 were as follows:

	Three Months Ended
In thousands	March 30, 2024	April 1, 2023
Operating lease cost
Fixed lease cost (a)	$25,548	$23,422
Variable lease cost (b)	9,344	8,971
Sublease income (c)	(591)	(757)
Finance lease cost
Amortization of finance lease assets	659	857
Interest on finance lease liabilities	332	449
Net lease cost	$35,292	$32,942

(a) Includes short-term leases, which are immaterial.
(b) Includes costs for insurance, real estate taxes and common area maintenance expenses, which are variable as well as lease costs above minimum thresholds for Fred Meyer stores and lease costs for Military stores.

(c) Income from sub-leasing of stores includes rental income from leasing space to independent optometrists.

In thousands	Three Months Ended
Other Information	March 30, 2024	April 1, 2023
Operating cash outflows - operating leases	$27,700	$33,533
Right of use assets acquired under operating leases	$27,346	$28,643

11. Commitments and Contingencies
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
On September 23, 2022, we were served with notice of a lawsuit filed by a former employee in California state court alleging, on behalf of a proposed class of employees, several violations of California wage and hour laws. On December 9, 2022, the case was removed to the federal District Court for the Northern District of California. On January 18, 2023, we were served with a related representative action filed in California state court pursuant to California’s Private Attorneys General Act. We filed an answer to this action on February 17, 2023. On September 29, 2023, the state court set the PAGA action for trial on October 7, 2024. The parties attended mediation on March 11, 2024, but a resolution of the matter was not reached at that time. Following mediation, the parties agreed to a settlement of all claims alleged by the named plaintiff on behalf of himself and all putative class members and other aggrieved employees. The Company will pay $4.5 million for the gross settlement fund in connection with the settlement. The settlement is subject to approval by the court following a fairness hearing.

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
On January 27, 2023, a purported class action complaint was filed in federal court in the Northern District of Georgia against the Company and two of the Company’s officers. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 for materially false and misleading statements made between May 2021 and May 2022. The complaint seeks unspecified damages as well as equitable relief. On March 28, 2023, the original plaintiff, City of Southfield General Employees Retirement System, and a new plaintiff, International Union of Operating Engineers, Local No. 793, Members Pension Benefit Trust of Ontario, filed a lead plaintiff motion, seeking to be appointed co-lead plaintiffs. On April 3, 2023, the Company along with its named officers filed a motion to dismiss the complaint. On May 19, 2023, the court granted the lead plaintiff motion. On June 30, 2023, the plaintiffs filed an Amended Complaint, which added a claim under Section 20A of the Exchange Act and extended the alleged class period to February 28, 2023. On August 21, 2023, the Company filed a Motion to Dismiss the Amended Complaint. The plaintiffs filed their Response in Opposition to this motion on October 5, 2023. On March 30, 2024, the court granted the Company’s motion and dismissed the Amended Complaint with prejudice. On April 29, 2024, the plaintiffs filed a Motion for Reconsideration of the order granting the motion to dismiss. The Company disputes the allegations asserted by plaintiffs and will continue to defend the litigation vigorously.
12. Segment Reporting
The Company provides its principal products and services through one reportable segment: Owned & Host. The “Corporate/Other” category includes the results of operations of our other operating segments, AC Lens and FirstSight, as well as corporate overhead support. The “Reconciliations” category represents other adjustments to reportable segment results necessary for the presentation of consolidated financial results in accordance with U.S. GAAP. During the three months ended March 30, 2024, upon the termination of the Walmart MSA, the Company’s former Legacy reportable segment, and certain other results previously included in the Corporate/Other and Reconciliations categories, met the requirements to be classified as discontinued operations. Refer to Note 2. “Discontinued Operations” for information related to our discontinued operations.
Our reportable segment profit measure is earnings before interest, tax, depreciation and amortization (“EBITDA”) or net revenue, less costs applicable to revenue, less SG&A expenses. Depreciation and amortization, asset impairment, and other corporate costs that are not allocated to the reportable segment, including interest expense (income), net are excluded from segment EBITDA. There are no differences between the measurement of our reportable segment’s assets and consolidated assets. There have been no changes from prior periods in the measurement methods used to determine reportable segment profit or loss, and there have been no asymmetrical allocations to segments.
The following is a summary of certain financial data for our Owned & Host reportable segment and Corporate/Other and Reconciliations categories. Reportable segment information is presented on the same basis as our consolidated financial statements, except for net revenue and associated costs applicable to revenue, which are presented on a cash basis, including point of sales for managed care payors and excluding the effects of unearned and deferred revenue, consistent with what the Chief Operating Decision Maker (“CODM”) regularly reviews.
Asset information is not included in the following summary since the CODM does not regularly review such information for our reportable segment.

	Three Months Ended March 30, 2024
In thousands	Owned & Host	Corporate/Other	Reconciliations	Total
Net product sales	$380,596	$67,974	$(758)	$447,812
Net sales of services and plans	96,255	—	(1,544)	94,711
Total net revenue	476,851	67,974	(2,302)	542,523
Costs of products	107,343	59,346	(365)	166,324
Costs of services and plans	82,342	—	—	82,342
Total costs applicable to revenue	189,685	59,346	(365)	248,666
SG&A	179,623	65,743	—	245,366
Asset impairment	—	456	—	456
Other expense (income), net	—	(12)	—	(12)
EBITDA	$107,543	$(57,559)	$(1,937)
Depreciation and amortization				23,637
Interest expense, net				4,256
Earnings from continuing operations before income taxes				$20,154

	Three Months Ended April 1, 2023
In thousands	Owned & Host	Corporate/Other	Reconciliations	Total
Net product sales	$374,836	$64,841	$(3,563)	$436,114
Net sales of services and plans	87,070	24	(2,411)	84,683
Total net revenue	461,906	64,865	(5,974)	520,797
Costs of products	105,356	55,722	(744)	160,334
Costs of services and plans	75,053	22	—	75,075
Total costs applicable to revenue	180,409	55,744	(744)	235,409
SG&A	167,845	65,486	—	233,331
Asset impairment	—	354	—	354
Other expense (income), net	—	(117)	—	(117)
EBITDA	$113,652	$(56,602)	$(5,230)
Depreciation and amortization				22,734
Interest expense, net				4,867
Earnings from continuing operations before income taxes				$24,219

13. Earnings Per Share

Diluted EPS related to the 2025 Notes is calculated using the if-converted method; the number of dilutive shares is based on the initial conversion rate associated with the 2025 Notes. The 2025 Notes were dilutive for the three months ended April 1, 2023. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations is as follows:

	Three Months Ended
In thousands, except EPS	March 30, 2024	April 1, 2023
Basic earnings per share
Numerator:
Income from continuing operations, net of tax	$12,239	$15,973
Income (loss) from discontinued operations, net of tax	(554)	2,297
Net income	$11,685	$18,270
Denominator:
Weighted average shares outstanding, Basic	78,384	78,721
Basic EPS
Continuing operations	$0.16	$0.20
Discontinued operations	$(0.01)	$0.03
Total	$0.15	$0.23

Diluted earnings per share
Numerator:
Income from continuing operations, net of tax	$12,239	$15,973
After-tax interest expense for 2025 Notes	—	2,359
Numerator for diluted EPS from continuing operations	$12,239	$18,332
Income (loss) from discontinued operations, net of tax	$(554)	$2,297
Denominator:
Weighted average shares outstanding, Basic	78,384	78,721
Effect of dilutive securities:
Stock options	60	148
Restricted stock units	382	356
2025 Notes	—	12,911
Weighted average shares outstanding, Diluted	78,826	92,136
Diluted EPS
Continuing operations	$0.16	$0.20
Discontinued operations	$(0.01)	$0.02
Total	$0.15	$0.22
Anti-dilutive securities excluded from diluted weighted average common shares	10,909	525

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q (this “Form 10-Q”) and the audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2024 (the “2023 Annual Report on Form 10-K.”) This discussion contains forward-looking statements that reflect our plans, estimates and beliefs as of the date hereof and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” sections of this Form 10-Q and the 2023 Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Form 10-Q.

Overview
We are one of the largest optical retailers in the U.S. and a leader in the attractive value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best, regardless of their budget. We achieve this by providing eye exams, eyeglasses and contact lenses to value seeking and lower income consumers with an opening price point that strives to be among the lowest in the industry, enabled by our low-cost operating platform. We reach our customers through a diverse portfolio of 1,201 retail stores across four brands as well as multiple consumer websites as of March 30, 2024.

Brand and Segment Information
As of March 30, 2024, our operations consisted of one reportable segment. During the three months ended March 30, 2024, our Walmart store operations, including our former Legacy reportable segment, met the requirements to be classified as a discontinued operation; refer to Part I. Item 1. Note 2. “Discontinued Operations” and Note 3. “Costs Related to Wind Down Activities” for more information on the termination of the Walmart MSA and other wind down activities related to our continuing operations.
•Owned & Host - As of March 30, 2024, our owned brands consisted of 990 America’s Best Contacts and Eyeglasses retail stores and 128 Eyeglass World retail stores. Our Host brands consisted of 54 Vista Optical locations on select military bases and 29 Vista Optical locations within select Fred Meyer stores as of March 30, 2024. All brands utilize our centralized laboratories. This segment also includes sales from our America’s Best, Eyeglass World, and Military omni-channel websites.
Our consolidated results also include the following activity recorded in our Corporate/Other category:
•AC Lens retail websites. For the periods presented in this Form 10-Q, AC Lens operations comprise multiple proprietary branded websites and third-party websites with established retailers and mid-sized vision insurance providers. In 2024, we will wind down AC Lens operations, including the closure of the Ohio distribution center, which largely supported the wholesale distribution and e-commerce contact lens services that the Company has provided to Walmart and Sam’s Club. We have begun the process of consolidating our e-commerce websites and the management of our e-commerce business to NVI. This process is expected to be completed by June 30, 2024.
•Wholesale contact lenses distribution to Walmart and Sam’s Club by AC Lens, which represented 7.4% of consolidated net revenue for the three months ended March 30, 2024. In connection with the termination of the Walmart MSA, AC Lens has delivered notices of non-renewal of the agreements it has with Walmart and Sam’s Club and those agreements are expected to terminate on June 30, 2024.
•Managed care business conducted by FirstSight, our wholly-owned subsidiary that is licensed as a single-service health plan under California law. In connection with the termination of the Walmart MSA, the agreement between FirstSight and Walmart, which arranged for the provision by FirstSight of optometric services at optometric offices next to certain Walmart stores throughout California, terminated on February 23, 2024.
•Unallocated corporate overhead expenses.

Reportable segment information is presented on the same basis as our condensed consolidated financial statements, except reportable segment sales which are presented on a cash basis, including point of sales for managed care payors and excluding the effects of unearned and deferred revenue, consistent with what our CODM regularly reviews. Reconciliations of segment results to consolidated results include financial information necessary to adjust reportable segment revenues to a consolidated basis in accordance with U.S. GAAP, specifically the change in unearned and deferred revenues during the period. There are no other items in the reconciliations other than the effects of unearned and deferred revenue. See Note 12. “Segment Reporting” in our condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q.
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

Trends and Other Factors Affecting Our Business
Current macroeconomic conditions, including elevated inflation and interest rates and overall consumer sentiment, could have a material adverse effect on our business, results of operations and financial condition. Inflation can result in increased costs and greater profitability pressure for us. We have experienced wage investment pressure and increases in raw materials prices, which we expect to continue. We generally employ a simple low price/high value strategy that consistently delivers savings to our customers without the need for extensive promotions. Inflationary pressures, including wage investments, consumer confidence and preferences and increased raw material costs could impact our profitability and lead us to attempt to offset such increases through various pricing actions.
Additionally, our ability to continue to attract and retain qualified vision care professionals may affect exam capacity. We believe the impacts of the COVID-19 pandemic on vision care professional availability, including a competitive recruiting market and preferences for adjusted work schedules, and the demand for optometrists exceeding supply in certain areas have caused constraints in exam capacity which are continuing. Due to these factors, the costs to employ or retain optometrists have increased and may increase further, potentially materially.
We believe that many customers in our target market are value seeking and lower income consumers who rely on tax refunds to pay for eyewear and eye care. Historically, our business has experienced seasonality in the first half of the year that we believe is primarily attributable to the timing of customers’ income tax refunds and health insurance start/reset periods. A delay in the issuance of tax refunds or changes in the amount of tax refunds can accordingly have a negative impact on our quarterly financial results in the first half of the year. Consumer behavior with respect to the utilization of tax refund proceeds is also subject to change.
In the first quarter of 2024, we incurred costs related to the termination of the Walmart MSA and the wind-down of AC Lens operations, as well as an immaterial amount of costs related to the actions taken in fiscal year 2023 to streamline corporate overhead. We may incur other exit-related costs in connection with the termination of the Walmart MSA and wind-down of AC Lens operations, which may be material. In addition, while we seek to reduce costs and replace lost business with new America’s Best or Eyeglass World stores and by other means, including anticipated non-headline pricing actions, we may not be successful in our efforts, which could impact our revenues and profitability. Refer to Part I. Item 1. Note 3. “Costs Related to Wind Down Activities,” in this Form 10-Q for more details.

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

	Three Months Ended
In thousands, except earnings per share, percentage and store data	March 30, 2024	April 1, 2023
Revenue:
Net product sales	$447,812	$436,114
Net sales of services and plans	94,711	84,683
Total net revenue	542,523	520,797
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	166,324	160,334
Services and plans	82,342	75,075
Total costs applicable to revenue	248,666	235,409
Operating expenses:
Selling, general and administrative expenses	245,366	233,331
Depreciation and amortization	23,637	22,734
Asset impairment	456	354
Other expense (income), net	(12)	(117)
Total operating expenses	269,447	256,302
Income from operations	24,410	29,086
Interest expense, net	4,256	4,867
Earnings from continuing operations before income taxes	20,154	24,219
Income tax provision	7,915	8,246
Income from continuing operations, net of tax	12,239	15,973
Income (loss) from discontinued operations, net of tax (See Note 2)	(554)	2,297
Net income	$11,685	$18,270

Supplemental operating data:
Number of stores open at end of period	1,201	1,128
New stores opened during the period	14	8
Adjusted Operating Income from continuing operations	$35,765	$33,891
Diluted EPS	$0.15	$0.22
Adjusted Diluted EPS from continuing operations	$0.30	$0.27
Adjusted EBITDA from continuing operations	$59,021	$56,244

Percentage of net revenue:
Total costs applicable to revenue	45.8%	45.2%
Selling, general and administrative expenses	45.2%	44.8%
Total operating expenses	49.7%	49.2%
Income from operations	4.5%	5.6%
Net income	2.2%	3.5%
Adjusted Operating Income from continuing operations	6.6%	6.5%
Adjusted EBITDA from continuing operations	10.9%	10.8%

Three Months Ended March 30, 2024 compared to Three Months Ended April 1, 2023
During the three months ended March 30, 2024, our Walmart store operations, including our former Legacy reportable segment, met the requirements to be classified as discontinued operations. Refer to Part I. Item 1. Note 2. “Discontinued Operations” for information related to our discontinued operations. Unless otherwise noted, the discussion of U.S. GAAP results below is based on results from continuing operations.
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue from continuing operations for the three months ended March 30, 2024 compared to the three months ended April 1, 2023.

	Comparable store sales growth from continuing operations(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Three Months Ended March 30, 2024	Three Months Ended April 1, 2023	March 30, 2024	April 1, 2023	Three Months Ended March 30, 2024		Three Months Ended April 1, 2023
Owned & Host segment
America’s Best	1.2%	1.7%	990	905	$411,144	75.8%	$391,798	75.2%
Eyeglass World	(5.0)%	(1.3)%	128	140	56,960	10.5%	61,116	11.7%
Military	(1.4)%	3.2%	54	54	6,089	1.1%	6,171	1.2%
Fred Meyer	(5.9)%	(9.5)%	29	29	2,658	0.5%	2,821	0.5%
Owned & Host segment total			1,201	1,128	$476,851	87.9%	$461,906	88.7%
Corporate/Other	—	—	—	—	67,974	12.5%	64,865	12.5%
Reconciliations	—	—	—	—	(2,302)	(0.4)%	(5,974)	(1.1)%
Total	1.4%	3.4%	1,201	1,128	$542,523	100.0%	$520,797	100.0%
Adjusted Comparable Store Sales Growth from continuing operations(3)	0.4%	1.3%
(1)We calculate total comparable store sales from continuing operations based on consolidated net revenue from continuing operations excluding the impact of (i) Corporate/Other segment net revenue, (ii) sales from stores opened less than 13 months, (iii) stores closed in the periods presented, (iv) sales from partial months of operation when stores do not open or close on the first day of the month and (v) if applicable, the impact of a 53rd week in a fiscal year. Brand-level comparable store sales growth is calculated based on cash basis revenues consistent with what the CODM reviews, and consistent with reportable segment revenues presented in Note 12. “Segment Reporting” in our unaudited condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q.
(2)Percentages reflect line item as a percentage of net revenue, adjusted for rounding.
(3)Adjusted Comparable Store Sales Growth from continuing operations includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in a decrease of 1.0% and a decrease of 2.1% from total comparable store sales growth from continuing operations based on consolidated net revenue for the three months ended March 30, 2024 and April 1, 2023, respectively.
Total net revenue of $542.5 million for the three months ended March 30, 2024 increased $21.7 million, or 4.2%, from $520.8 million for the three months ended April 1, 2023. The increase was driven by approximately 75% growth from new store sales, 15% by our AC Lens business, 15% from the timing of unearned revenue, and 5% by Adjusted Comparable Store Sales Growth from continuing operations, partially offset by closed and converting stores.
Comparable store sales growth from continuing operations and Adjusted Comparable Store Sales Growth from continuing operations for the three months ended March 30, 2024 were 1.4% and 0.4%, respectively, primarily due to higher average ticket, partially offset by a decrease in customer transactions.
In the three months ended March 30, 2024, we opened 14 new America’s Best stores and converted 20 Eyeglass World stores to America’s Best stores. Overall, store count grew 6.5% from April 1, 2023 to March 30, 2024 (65 and 8 net new America’s Best and Eyeglass World stores, respectively).
Net product sales comprised 82.5% and 83.7% of total net revenue for the three months ended March 30, 2024 and April 1, 2023, respectively. Net product sales increased $11.7 million, or 2.7%, in the three months ended March 30, 2024 compared to the three months ended April 1, 2023, primarily due to a $5.9 million, or 1.9%, increase in eyeglass sales, a $2.7 million, or 7.2%, increase in wholesale fulfillment and a $2.6 million, or 2.7%, increase in contact lens sales.

Net sales of services and plans for the three months ended March 30, 2024 increased $10.0 million, or 11.8%, compared to the three months ended April 1, 2023, driven primarily by higher exam revenues of $9.5 million, or 17.9%.
Owned & Host segment net revenue. Net revenue increased $14.9 million, or 3.2%, driven primarily by new store openings and comparable store sales growth, partially offset by closed and converting stores.
Corporate/Other segment net revenue. Net revenue increased $3.1 million, or 4.8%, driven primarily by increases in wholesale fulfillment.
Net revenue reconciliations. The impact of reconciliations positively impacted net revenue by $3.7 million in the three months ended March 30, 2024 compared to the three months ended April 1, 2023. Net revenue was positively impacted by $2.8 million due to the timing of unearned revenue. Net revenue was positively impacted by $0.9 million primarily due to lower sales of product protection plans and higher recognition of product protection plan revenue in the three months ended March 30, 2024 compared to the three months ended April 1, 2023.
Costs applicable to revenue
Costs applicable to revenue of $248.7 million for the three months ended March 30, 2024 increased $13.3 million, or 5.6%, from $235.4 million for the three months ended April 1, 2023. As a percentage of net revenue, costs applicable to revenue increased from 45.2% for the three months ended April 1, 2023 to 45.8% for the three months ended March 30, 2024. This increase as a percentage of net revenue was primarily driven by lower eyeglass mix of 100 basis points, higher growth in optometrist-related costs of 80 basis points and by 20 basis points from other mix and margin effects. These costs were partially offset by a 140 basis point effect from higher exam revenue.
Costs of products as a percentage of net product sales increased from 36.8% for the three months ended April 1, 2023 to 37.1% for the three months ended March 30, 2024, primarily driven by lower eyeglass mix and other product mix and margin effects.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales increased from 28.1% for the three months ended April 1, 2023 to 28.2% for the three months ended March 30, 2024, primarily driven by lower eyeglass mix and other product mix and margin effects.
Costs of services and plans as a percentage of net sales of services and plans decreased from 88.7% for the three months ended April 1, 2023 to 86.9% for the three months ended March 30, 2024. The decrease was primarily driven by higher exam revenue, partially offset by growth in optometrist-related costs.
Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans decreased from 86.2% for the three months ended April 1, 2023 to 85.5% for the three months ended March 30, 2024. The decrease was primarily driven by higher exam revenue, partially offset by growth in optometrist-related costs.
Selling, general and administrative
SG&A of $245.4 million for the three months ended March 30, 2024 increased $12.0 million, or 5.2%, from the three months ended April 1, 2023. As a percentage of net revenue, SG&A increased from 44.8% for the three months ended April 1, 2023 to 45.2% for the three months ended March 30, 2024. The increase in SG&A as a percentage of net revenue was primarily driven by litigation settlement of 80 basis points and legal and professional expenses of 30 basis points as well as other operating expenses, partially offset by decreases in performance-based incentive compensation of 100 basis points and stock-based compensation expense of 30 basis points.
Owned & Host SG&A. SG&A as a percentage of net revenue increased from 36.3% for the three months ended April 1, 2023 to 37.7% for the three months ended March 30, 2024, driven primarily by higher payroll, occupancy expense and advertising expense.
Depreciation and amortization
Depreciation and amortization expense of $23.6 million for the three months ended March 30, 2024 increased $0.9 million, or 4.0%, from $22.7 million for the three months ended April 1, 2023 primarily driven by new store openings and investments in remote medicine technology.
Asset impairment
We recognized $0.5 million primarily for impairment of tangible long-lived assets and ROU assets associated with our retail stores during the three months ended March 30, 2024, compared to $0.4 million impairment recognized during the three months ended April 1, 2023. The store asset impairment charge is related to our Owned & Host segment and is driven by lower than projected customer sales volume in certain stores, and other entity-specific assumptions. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and the likelihood that these scenarios would be ultimately realized; and the remaining useful lives of the assets. Asset impairment expenses were recognized in Corporate/Other.
Interest expense, net
Interest expense, net was $4.3 million for the three months ended March 30, 2024, compared to $4.9 million for the three months ended April 1, 2023. The change was primarily a result of higher derivative income of $1.0 million and lower interest expense on our long-term debt of $0.4 million, partially offset by lower income on cash balances of $0.8 million.
Income tax provision
Our effective tax rates for the three months ended March 30, 2024 and April 1, 2023 were 39.3% and 34.0%, respectively. The change in effective tax rates reflects our statutory federal and state rates of 25.2% and 25.4%, respectively, and non-deductible compensation expense as well as effects of other permanent items.
Discontinued Operations
Income (loss) from discontinued operations, net of tax of $(0.6) million for the three months ended March 30, 2024, decreased $2.9 million from $2.3 million for the three months ended April 1, 2023. Net revenue, costs applicable to revenue and SG&A from discontinued operations decreased by $23.2 million, $9.4 million and $5.2 million, respectively, as compared to the three months ended April 1, 2023, primarily due to the current year including the results of the Walmart store operations, including our former Legacy segment, for a partial period prior to the Walmart MSA termination date. Income tax expense (benefit) decreased by $4.2 million, due to lower income before income taxes in the current period as compared to the prior year, as well as other permanent items related to discontinued operations, primarily related to tax impacts of consolidated VIEs.

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
When presenting Adjusted Operating Income from continuing operations, EBITDA from continuing operations and Adjusted EBITDA from continuing operations we use the same definitions for Adjusted Operating Income, EBITDA and Adjusted EBITDA, respectively, and also exclude income (loss) from discontinued operations, net of tax. When presenting Adjusted Diluted EPS from continuing operations, we use the same definition for Adjusted Diluted EPS, and also exclude diluted earnings per share from discontinued operations. When presenting Adjusted Operating Margin from continuing operations, we use Adjusted Operating Income from continuing operations as a percentage of total net revenue. When presenting Adjusted EBITDA Margin from continuing operations, we use Adjusted EBITDA from continuing operations as a percentage of total net revenue.
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

The following table reconciles our Adjusted Operating Income from continuing operations, Adjusted Operating Margin from continuing operations, EBITDA from continuing operations, Adjusted EBITDA from continuing operations, and Adjusted EBITDA Margin from continuing operations to net income from continuing operations; and Adjusted Diluted EPS from continuing operations to diluted EPS from continuing operations for the periods presented:

	Three Months Ended
In thousands	March 30, 2024		April 1, 2023
Net income	$11,685	2.2%	$18,270	3.5%
Income (loss) from discontinued operations, net of tax	(554)	(3.0)%	2,297	5.5%
Income from continuing operations, net of tax	12,239	2.3%	15,973	3.1%
Interest expense, net	4,256	0.8%	4,867	0.9%
Income tax provision	7,915	1.5%	8,246	1.6%
Stock-based compensation expense (a)	2,435	0.4%	4,087	0.8%
Asset impairment (b)	456	0.1%	354	0.1%
Litigation settlement (c)	4,450	0.8%	—	—%
Amortization of acquisition intangibles (d)	381	0.1%	381	0.1%
ERP implementation expenses (g)	516	0.1%	—	—%
Other (h)	3,117	0.6%	(17)	(0.0)%
Adjusted Operating Income from continuing operations / Adjusted Operating Margin from continuing operations	$35,765	6.6%	$33,891	6.5%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding. Some of the percentage totals in the table above do not foot due to rounding differences.

	Three Months Ended
In thousands	March 30, 2024		April 1, 2023
Net income	$11,685	2.2%	$18,270	3.5%
Income (loss) from discontinued operations, net of tax	(554)	(3.0)%	2,297	5.5%
Income from continuing operations, net of tax	12,239	2.3%	15,973	3.1%
Interest expense, net	4,256	0.8%	4,867	0.9%
Income tax provision	7,915	1.5%	8,246	1.6%
Depreciation and amortization	23,637	4.4%	22,734	4.4%
EBITDA from continuing operations	48,047	8.9%	51,820	10.0%

Stock-based compensation expense (a)	2,435	0.4%	4,087	0.8%
Asset impairment (b)	456	0.1%	354	0.1%
Litigation settlement (c)	4,450	0.8%	—	—%
ERP implementation expenses (g)	516	0.1%	—	—%
Other (h)	3,117	0.6%	(17)	(0.0)%
Adjusted EBITDA from continuing operations / Adjusted EBITDA Margin from continuing operations	$59,021	10.9%	$56,244	10.8%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding. Some of the percentage totals in the table above do not foot due to rounding differences.

	Three Months Ended
In thousands, except per share amounts	March 30, 2024	April 1, 2023
Diluted EPS	$0.15	$0.22
Diluted EPS from discontinued operations	(0.01)	0.02
Diluted EPS from continuing operations	0.16	0.20
Stock-based compensation expense (a)	0.03	0.04
Asset impairment (b)	0.01	0.00
Litigation settlement (c)	0.06	—
Amortization of acquisition intangibles (d)	0.00	0.00
Amortization of debt discount and deferred financing costs (e)	0.01	0.00
Derivative fair value adjustments (f)	0.03	0.03
ERP implementation expenses (g)	0.01	—
Other (h)	0.04	(0.00)
Tax expense (benefit) from stock-based compensation (i)	0.01	0.01
Tax effect of total adjustments (j)	(0.05)	(0.02)
Adjusted Diluted EPS from continuing operations	$0.30	$0.27

Weighted average diluted shares outstanding	78,826	92,136
Note: Some of the totals in the table above do not foot due to rounding differences.
(a)Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and performance vesting conditions.
(b)Reflects write-off related to impairment of long-lived assets, primarily impairment of property, equipment and lease-related assets on closed or underperforming stores.
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
(f)The adjustments for the derivative fair value (gains) and losses have the effect of adjusting the (gain) or loss for changes in the fair value of derivative instruments and amortization of AOCL for derivatives not designated as accounting hedges. This results in reflecting derivative (gains) and losses within Adjusted Diluted EPS during the period the derivative is settled.
(g)Costs related to the Company’s ERP implementation.
(h)Other adjustments include amounts that management believes are not representative of our operating performance (amounts in brackets represent reductions in Adjusted Operating Income, Adjusted Diluted EPS and Adjusted EBITDA), which are primarily related to costs associated with the digitization of paper-based records of $1.8 million, costs primarily related to the wind down of AC Lens of $0.9 million, excess payroll taxes on vesting of restricted stock units and exercises of stock options, executive severance and relocation and other expenses and adjustments for the three months ended March 30, 2024.
(i)Tax expense (benefit) associated with accounting guidance requiring excess tax expense (benefit) related to vesting of restricted stock units and exercises of stock options to be recorded in earnings as discrete items in the reporting period in which they occur.
(j)Represents the income tax effect of the total adjustments at our combined statutory federal and state income tax rates.
Liquidity and Capital Resources
Our primary cash needs are for inventory, payroll, store rent, advertising, capital expenditures associated with new stores and updating existing stores, as well as information and remote medicine technology and infrastructure, including our corporate office, distribution centers, and laboratories. When appropriate, the Company may utilize excess liquidity towards debt service requirements, including voluntary debt prepayments, or required interest and principal payments, if any, as well as repurchases of common stock or other securities, based on excess cash flows. The most significant components of our operating assets and liabilities are inventories, accounts receivable, prepaid expenses and other assets, accounts payable, deferred and unearned revenue and other payables and accrued expenses. We exercise prudence in our use of cash and closely monitor various items related to cash flow including, but not limited to, cash receipts, cash disbursements, payment terms and alternative sources of funding. We continue to be focused on these items in addition to other key measures we use to determine how our consolidated business and operating segments are performing. We believe that cash on hand, cash expected to be generated from operations and the availability of borrowings under our Revolving Loans will be sufficient to fund our working capital requirements, liquidity obligations, anticipated capital expenditures, and payments due under our existing debt for the next 12 months and thereafter for the foreseeable future. Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the prepayment, refinancing or issuance of debt, issuance of equity or other securities, the proceeds of which could provide additional liquidity for our operations, as well as modifications to our Term Loan A where possible. Our ability to maintain sufficient liquidity may be affected by numerous factors, many of which are outside of our control. We primarily fund our working capital needs using cash provided by operations. Our working capital requirements for inventory will increase as we continue to open additional stores.
As of March 30, 2024, we had $150.0 million in cash and cash equivalents and $293.6 million of availability under our Revolving Loans, which includes $6.4 million in outstanding letters of credit.
As of March 30, 2024, we had $144.4 million of Term Loan A outstanding under our credit agreement. We were in compliance with all covenants related to our long-term debt as of March 30, 2024.
The following table summarizes cash flows provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended
In thousands	March 30, 2024	April 1, 2023
Cash flows provided by (used for):
Operating activities	$23,987	$74,064
Investing activities	(18,209)	(27,615)
Financing activities	(5,173)	(28,662)
Net change in cash, cash equivalents and restricted cash	$605	$17,787
Net Cash Provided by Operating Activities
Cash flows provided by operating activities decreased by $50.1 million to $24.0 million, during the three months ended March 30, 2024 from $74.1 million for the three months ended April 1, 2023 as a result of changes in net working capital and other assets and liabilities, which used $38.2 million of cash year-over-year, also driven by a decrease in net income and non-cash reconciling items of $11.9 million, as compared to the three months ended April 1, 2023.
Decreases in other liabilities during the three months ended March 30, 2024 used $26.2 million in year-over-year cash primarily due to decreases in compensation-related accruals. Decreases in accounts payable used $16.1 million in year-over-year cash, primarily as a result of timing of payments. These were partially offset by decreases in accounts receivable which contributed $12.7 million in year-over-year cash, primarily due to decreases in managed care accruals and credit card receivables during the three months ended March 30, 2024, compared to the three months ended April 1, 2023.
Net Cash Used for Investing Activities
Net cash used for investing activities decreased by $9.4 million, to $18.2 million, during the three months ended March 30, 2024 from $27.6 million during the three months ended April 1, 2023. The year-over-year decrease was primarily due to lower doctor and in-store lab equipment investments, partially offset by store remodeling costs.
Net Cash Used For Financing Activities
Net cash used for financing activities was $5.2 million during the three months ended March 30, 2024 as compared to $28.7 million during the three months ended April 1, 2023. The $23.5 million year-over-year decrease in cash used for financing activities was primarily due to decreased purchases of treasury stock of $24.9 million during the three months ended March 30, 2024.
Share Repurchases
Effective February 23, 2024, the Board authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company’s common stock until January 3, 2026. During the three months ended April 1, 2023, the Company repurchased 1.1 million shares of its common stock for $25.0 million. As of March 30, 2024, $50 million remains available under the share repurchase authorization.
Material Cash Requirements
There were no material changes outside the ordinary course of business in our material cash requirements and commercial commitments from those reported in the 2023 Annual Report on Form 10-K.

We follow U.S. GAAP in making the determination as to whether to record an asset or liability related to our arrangements with third parties. Consistent with current accounting guidance, we do not record an asset or liability associated with long-term purchase, marketing and promotional commitments, or commitments to philanthropic endeavors. We have disclosed the amount of future commitments associated with these items in the 2023 Annual Report on Form 10-K. We are not a party to any other material off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Management has evaluated the accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the 2023 Annual Report on Form 10-K, in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the 2023 Annual Report on Form 10-K.
Adoption of New Accounting Pronouncements
There have been no material changes due to recently issued or adopted accounting standards since those disclosed in our 2023 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have market risk exposure from changes in interest rates. When appropriate, we use derivative financial instruments to mitigate the risk from such exposure. A discussion of our accounting policies for derivative financial instruments is included in Note 5. “Fair Value Measurement” and Note 7. “Interest Rate Derivatives” to our unaudited condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q.
A portion of our debt bears interest at variable rates. If market interest rates increase, the interest rate on our variable rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. Our interest rate collar is intended to mitigate some of the effects of increases in interest rates.
As of March 30, 2024, $144.4 million of term loan borrowings were subject to variable interest rates, and we had total borrowings of $446.9 million with a weighted average borrowing rate of 3.4%, inclusive of the effects of our interest rate collar. An increase to market rates of 1.0% as of March 30, 2024 would not result in a material increase to interest expense. Assuming a decrease to market rates of 1.0% as of March 30, 2024, the resulting increase to interest expense related to the interest rate derivative would be approximately $1 million. Our exposure to risk from changes in the interest rates will change upon the maturity of our interest rate collar on July 18, 2024. For more information about quantitative and qualitative disclosures about market risk, please see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in Part II. of the 2023 Annual Report on Form 10-K.

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
In accordance with Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 30, 2024. Based on that evaluation, the CEO and the CFO have concluded that the Company’s current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic filings with the SEC is made known to them in a timely manner.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal year 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
See Note 11. “Commitments and Contingencies” in our condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q for information regarding certain legal proceedings in which we are involved, which discussion is incorporated herein by reference.

Item 1A. Risk Factors.
For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed in Part I. Item 1A. “Risk Factors” in our 2023 Annual Report on Form 10-K. There have been no material changes to the risk factors described in our 2023 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.
Exhibit Index

Exhibit No.	Exhibit Description
3.1	Third Amended and Restated Certificate of Incorporation of National Vision Holdings, Inc. - incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 10, 2021.
3.2	Fourth Amended and Restated Bylaws of National Vision Holdings, Inc. - incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 12, 2023.
10.1	Form of Restricted Stock Unit Agreement under the 2017 Omnibus Incentive Plan, as adopted February 12, 2024.
10.2	Form of Performance Stock Unit Agreement under the 2017 Omnibus Incentive Plan, as adopted February 12, 2024.
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the Company’s Quarterly report on Form 10-Q for the quarter ended March 30, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Vision Holdings, Inc.

Dated: May 8, 2024	By:	/s/ L. Reade Fahs
Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2024	By:	/s/ Melissa Rasmussen
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)