Form 10-Q
period 2024-06-29
National Vision Holdings, Inc.
filed 2024-08-07
CIK 1710155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2024
Common stock, $0.01 par value	78,635,532

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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth in Part I, Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2023 (the “2023 Annual Report on Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”), as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov, and also include, but are not limited to, the termination of our partnership with Walmart, including the transition period and other wind down activities, will have an impact on our business, revenues, profitability and cash flows, which impact could be material; market volatility, an overall decline in the health of the economy and other factors impacting consumer spending, including inflation, uncertainty in financial markets, recessionary conditions, escalated interest rates, the timing and issuance of tax refunds, governmental instability, war and natural disasters, may affect consumer purchases, which could reduce demand for our products and materially harm our sales, profitability and financial condition; failure to recruit and retain vision care professionals for in-store roles or to provide remote care offerings could adversely affect our business, financial condition and results of operations; the optical retail industry is highly competitive, and if we do not compete successfully, our business may be adversely impacted; if we fail to open and operate new stores in a timely and cost-effective manner or fail to successfully enter new markets, our financial performance could be materially and adversely affected; if the performance of our Host brands declines or we are unable to maintain or extend our operating relationships with our Host partners, our business, profitability and cash flows may be adversely affected and we may be required to incur impairment charges; we are a low-cost provider and our business model relies on the low-cost of inputs and factors such as wage rate increases, inflation, cost increases, increases in the price of raw materials and energy prices could have a material adverse effect on our business, financial condition and results of operations; we require significant capital to fund our expanding business, including updating our Enterprise Resource Planning (“ERP”) and Customer Relationship Management (“CRM”), and other technological, systems and capabilities; our growth strategy could strain our existing resources and cause the performance of our existing stores to suffer; our success depends upon our marketing, advertising and promotional efforts and if we are unable to implement them successfully or efficiently, or if our competitors are more effective than we are, we may experience a material adverse effect on our business, financial condition and results of operations; we are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs; certain technological advances, greater availability of, or increased consumer preferences for, vision correction alternatives to prescription eyeglasses or contact lenses, or future drug development for the correction of vision-related problems may reduce the demand for our products and adversely impact our business and profitability; if we fail to retain our existing senior management team or attract qualified new personnel such failure could have a material adverse effect on our business, financial condition and results of operations; our profitability and cash flows may be negatively affected if we are not successful in managing our inventory balances and inventory shrinkage; our operating results and inventory levels fluctuate on a seasonal basis; our e-commerce and omni-channel business faces distinct risks, and our failure to successfully manage those risks could have a negative impact on our profitability; we depend on our distribution centers and/or optical laboratories; we may incur losses arising from our investments in technological innovators in the optical retail industry, including artificial intelligence, which would negatively affect our financial results; ESG issues, including those related to climate change, could have a material adverse effect on our business, financial condition and results of operations; changing climate and weather patterns leading to severe weather and disasters may cause significant business interruptions and expenditures; future operational success depends on our ability to develop, maintain and extend relationships with managed vision care companies, vision insurance providers and other third-party payors; we face risks associated with vendors from whom our products are sourced and are dependent on a limited number of suppliers; we rely heavily on our information technology systems, as well as those of our vendors, for our business to effectively operate and to safeguard confidential information; any significant failure, inadequacy, interruption or security breach could adversely affect our business, financial condition and operations; we rely on third-party coverage and reimbursement, including government programs, for an increasing portion of our revenues, the future reduction of which could adversely affect our results of operations; we are subject to extensive state, local and federal vision care and healthcare laws and regulations and failure to adhere to such laws and regulations would adversely affect our business; we are subject to managed vision care laws and regulations; we are subject to rapidly changing and increasingly stringent laws, regulations, contractual obligations, and industry standards relating to privacy, data security and data protection which could subject us to liabilities that adversely affect our business, operations and financial performance; we could be adversely affected by product liability, product recall or personal injury issues; failure to comply with laws, regulations and enforcement activities or changes in statutory, regulatory, accounting and other legal requirements could potentially impact our operating and financial results; adverse judgments or settlements resulting from legal proceedings relating to our business operations could materially adversely affect our business, financial condition and results of operations; we may not be able to adequately protect our intellectual property, which could harm the value of our brand and adversely affect our business; we have a significant amount of indebtedness which could adversely affect our business and financial position, including limiting our business flexibility and preventing us from meeting our debt obligations; a change in interest rates may adversely affect our business; our credit agreement contains restrictions that limit our flexibility in operating our business; conversion of the 2025 Notes could dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock; and risks related to owning our common stock, including our ability to comply with requirements to design and implement and maintain effective internal controls.
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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

In thousands, except par value	As of June 29, 2024	As of December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$179,515	$149,896
Accounts receivable, net	61,068	86,854
Inventories	90,956	119,908
Prepaid expenses and other current assets	32,863	40,012
Total current assets	364,402	396,670

Noncurrent assets:
Property and equipment, net	357,057	360,187
Goodwill	717,544	717,544
Trademarks and trade names	240,547	240,547
Other intangible assets, net	19,385	20,173
Right of use assets	414,446	406,275
Other assets	32,919	28,336
Noncurrent assets of discontinued operations	—	2,779
Total noncurrent assets	1,781,898	1,775,841
Total assets	$2,146,300	$2,172,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,969	$67,556
Other payables and accrued expenses	110,004	123,288
Unearned revenue	39,471	48,117
Deferred revenue	63,835	62,867
Current maturities of long-term debt and finance lease obligations	312,888	10,480
Current operating lease obligations	86,994	85,090
Current liabilities of discontinued operations	—	302
Total current liabilities	663,161	397,700

Noncurrent liabilities:
Long-term debt and finance lease obligations, less current portion and debt discount	143,927	450,771
Noncurrent operating lease obligations	382,548	376,814
Deferred revenue	22,416	21,459
Other liabilities	8,381	8,465
Deferred income taxes, net	82,459	87,884
Total noncurrent liabilities	639,731	945,393
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 85,267 and 84,831 shares issued as of June 29, 2024 and December 30, 2023, respectively; 78,628 and 78,311 shares outstanding as of June 29, 2024 and December 30, 2023, respectively	853	848
Additional paid-in capital	796,812	788,967
Accumulated other comprehensive loss	(64)	(419)
Retained earnings	263,176	254,616
Treasury stock, at cost; 6,639 and 6,520 shares as of June 29, 2024 and December 30, 2023, respectively	(217,369)	(214,594)
Total stockholders’ equity	843,408	829,418
Total liabilities and stockholders’ equity	$2,146,300	$2,172,511
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
In thousands, except earnings (loss) per share	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenue:
Net product sales	$361,967	$352,180	$750,050	$732,333
Net sales of services and plans	89,766	79,606	184,477	164,265
Total net revenue	451,733	431,786	934,527	896,598
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	111,213	106,362	224,417	217,436
Services and plans	82,367	73,960	164,709	149,013
Total costs applicable to revenue	193,580	180,322	389,126	366,449
Operating expenses:
Selling, general and administrative expenses	231,353	222,924	471,481	451,600
Depreciation and amortization	22,692	22,089	45,913	44,045
Asset impairment	3,519	893	3,975	1,247
Other expense (income), net	(2)	(3)	(1)	(104)
Total operating expenses	257,562	245,903	521,368	496,788
Income from operations	591	5,561	24,033	33,361
Interest expense, net	3,196	1,836	7,452	6,703
Earnings (loss) from continuing operations before income taxes	(2,605)	3,725	16,581	26,658
Income tax provision (benefit)	(1,564)	88	5,869	8,007
Income (loss) from continuing operations, net of tax	(1,041)	3,637	10,712	18,651
Income (loss) from discontinued operations, net of tax (See Note 2)	(2,084)	1,977	(2,152)	5,233
Net income (loss)	$(3,125)	$5,614	$8,560	$23,884

Basic earnings (loss) per share:
Continuing operations	$(0.01)	$0.05	$0.14	$0.24
Discontinued operations	$(0.03)	$0.03	$(0.03)	$0.07
Total	$(0.04)	$0.07	$0.11	$0.30
Diluted earnings (loss) per share:
Continuing operations	$(0.01)	$0.05	$0.14	$0.24
Discontinued operations	$(0.03)	$0.03	$(0.03)	$0.07
Total	$(0.04)	$0.07	$0.11	$0.30

Weighted average shares outstanding:
Basic	78,575	78,101	78,480	78,411
Diluted	78,575	78,343	78,774	78,784

Comprehensive income (loss):
Net income (loss)	$(3,125)	$5,614	$8,560	$23,884
Unrealized gain on hedge instruments	229	255	483	508
Tax provision of unrealized gain on hedge instruments	64	65	128	130
Comprehensive income (loss)	$(2,960)	$5,804	$8,915	$24,262
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three and Six Months Ended June 29, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
In thousands	Shares	Amount
Balances at December 30, 2023	78,311	$848	$788,967	$(419)	$254,616	$(214,594)	$829,418
Issuance of common stock	363	4	312				316
Stock-based compensation			2,431				2,431
Purchase of treasury stock	(116)					(2,721)	(2,721)
Unrealized gain on hedge instruments, net of tax				190			190
Net income					11,685		11,685
Balances at March 30, 2024	78,558	$852	$791,710	$(229)	$266,301	$(217,315)	$841,319
Issuance of common stock	73	1	353				354
Stock-based compensation			4,749				4,749
Purchase of treasury stock	(3)					(54)	(54)
Unrealized gain on hedge instruments, net of tax				165			165
Net income (loss)					(3,125)		(3,125)
Balances at June 29, 2024	78,628	$853	$796,812	$(64)	$263,176	$(217,369)	$843,408

	Three and Six Months Ended July 1, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
In thousands	Shares	Amount
Balances at December 31, 2022	78,992	$842	$767,112	$(1,179)	$320,517	$(186,179)	$901,113
Issuance of common stock	282	3	490	—	—	—	493
Stock-based compensation	—	—	4,271	—	—	—	4,271
Purchase of treasury stock	(1,189)	—	—	—	—	(27,609)	(27,609)
Unrealized gain on hedge instruments, net of tax	—	—	—	188	—	—	188
Net income	—	—	—	—	18,270	—	18,270
Balances at April 1, 2023	78,085	$845	$771,873	$(991)	$338,787	$(213,788)	$896,726
Issuance of common stock	70	1	451	—	—	—	452
Stock-based compensation	—	—	5,438	—	—	—	5,438
Purchase of treasury stock	(1)	—	—	—	—	(8)	(8)
Unrealized gain on hedge instruments, net of tax	—	—	—	190	—	—	190
Net income	—	—	—	—	5,614	—	5,614
Balances at July 1, 2023	78,154	$846	$777,762	$(801)	$344,401	$(213,796)	$908,412
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
In thousands	June 29, 2024	July 1, 2023
Cash flows from operating activities:
Net income	$8,560	$23,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,244	49,742
Amortization of debt discount and deferred financing costs	1,261	1,800
Amortization of cloud computing implementation costs	2,330	1,289
Asset impairment	3,975	1,280
Deferred income tax expense (benefit)	(5,425)	1,220
Stock-based compensation expense	7,246	9,788
Losses (gains) on change in fair value of derivatives	(66)	(1,750)
Inventory adjustments	2,951	1,996
Other	1,218	1,509
Changes in operating assets and liabilities:
Accounts receivable	24,351	560
Inventories	26,000	290
Operating lease right of use assets and lease liabilities	(1,722)	525
Other assets	1,248	2,239
Accounts payable	(17,587)	(1,168)
Deferred and unearned revenue	(6,721)	824
Other liabilities	(19,415)	18,188
Net cash provided by operating activities	75,448	112,216
Cash flows from investing activities:
Purchase of property and equipment	(39,620)	(54,120)
Other	1,577	(665)
Net cash used for investing activities	(38,043)	(54,785)
Cash flows from financing activities:
Repayments on long-term debt	(3,750)	—
Proceeds from issuance of common stock	670	945
Purchase of treasury stock	(2,775)	(27,611)
Payments of debt issuance costs	—	(2,869)
Payments on finance lease obligations	(1,585)	(2,536)
Net cash used for financing activities	(7,440)	(32,071)
Net change in cash, cash equivalents and restricted cash	29,965	25,360
Cash, cash equivalents and restricted cash, beginning of year	151,027	230,624
Cash, cash equivalents and restricted cash, end of period	$180,992	$255,984

Supplemental cash flow disclosure information:
Cash paid for interest	$4,196	$5,399
Cash paid for taxes	$5,084	$4,347
Capital expenditures accrued at the end of the period	$12,124	$10,770
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Basis of Presentation
Nature of Operations
National Vision Holdings, Inc. (“NVHI,” the “Company,” “we,” “our,” or “us”) is a holding company whose operating subsidiaries include its indirect wholly-owned subsidiary, National Vision, Inc. (“NVI”) and NVI’s wholly-owned subsidiaries. We are a leading value retailer of eyeglasses and contact lenses in the United States (the “U.S.”). We operated 1,216 and 1,188 retail optical locations in the U.S. and its territories as of June 29, 2024 and December 30, 2023, respectively, through our four store brands, including America’s Best Contacts and Eyeglasses (“America’s Best”), Eyeglass World, Vista Optical locations on select U.S. Army/Air Force military bases (“Military”) and within select Fred Meyer stores. We operated 225 stores for Walmart Inc. (“Walmart”) as of December 30, 2023; these stores are not reflected in the store counts above and the operating results of these stores are presented as discontinued operations. Also presented in discontinued operations are the majority of the operations formerly conducted by the Company’s Arlington Contact Lens (“AC Lens”) subsidiary. Refer to Note 2. “Discontinued Operations” for more information.
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
Certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted; however, we believe that the disclosures included herein are sufficient for a fair presentation of the information presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the fiscal year ended December 30, 2023 included in the 2023 Annual Report on Form 10-K. The Company’s significant accounting policies are set forth in Note 1. within those consolidated financial statements. We use the same accounting policies in preparing interim condensed consolidated financial information and annual consolidated financial statements. There were no changes to our significant accounting policies during the six months ended June 29, 2024.
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
The Company has consolidated certain entities meeting the definition of a variable interest entity (“VIE”) as the Company concluded that it is the primary beneficiary of the entities under the provisions of Accounting Standards Codification 810, Consolidation. As of June 29, 2024, the variable interest entities include 29 professional corporations. The total assets of the consolidated VIEs included in the accompanying Condensed Consolidated Balance Sheets as of June 29, 2024 and December 30, 2023, were $5.9 million and $8.3 million, respectively, and the total liabilities of the consolidated VIEs were $8.1 million and $9.8 million, respectively.
Fiscal Year
Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31. Fiscal year 2024 contains 52 weeks and will end on December 28, 2024. All three and six month periods presented herein contain 13 and 26 weeks, respectively. All references to years and quarters relate to fiscal periods rather than calendar periods.
Seasonality
The consolidated results of operations for the three and six months ended June 29, 2024 and July 1, 2023, are not necessarily indicative of the results to be expected for the full fiscal year due to seasonality and uncertainty of general economic conditions that may impact our key markets. Historically, our business has realized a higher portion of net revenue, income from operations, and cash flows from operations in the first half of the year, and a lower portion of net revenue, income from operations, and cash flows from operations in the fourth fiscal quarter. The first half seasonality is attributable primarily to the timing of our customers’ personal income tax refunds and annual health insurance program start/reset periods. Seasonality related to fourth quarter holiday spending by retail customers generally does not impact our business. Our quarterly consolidated results generally may also be affected by the timing of new store openings, store closings, and certain holidays.
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
Asset Impairment
Non-cash impairment charges of $3.5 million and $4.0 million were recorded for the three and six months ended June 29, 2024 compared to $0.9 million and $1.2 million for the three and six months ended July 1, 2023 related to tangible long-lived store assets and Right of Use (“ROU”) assets. The impairments were primarily driven by lower than projected customer sales volume in certain stores and other entity-specific assumptions. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and the likelihood that these scenarios would be ultimately realized; and the remaining useful lives of the assets. Asset impairment expenses were recognized in Corporate/Other. Refer to Note 5. “Fair Value Measurement” for additional information on impairment charges.
Income Taxes
The Company’s quarterly provision (benefit) for income taxes has historically been calculated using the annualized effective tax rate (“AETR”) method, which applies an estimated annual effective tax rate to pre-tax income or loss. For the three and six months ended June 29, 2024, the Company calculated the provision (benefit) for income taxes using a discrete effective tax rate (“ETR”) method. The Company determined that due to the fact that small changes in the Company’s estimated pretax income or loss would result in significant changes in the estimated AETR, the historical method would not provide a reliable estimate for the three and six months ended June 29, 2024.

Our effective tax rate for the three months ended June 29, 2024 was 60.0%, reflecting our statutory federal and state rate of 25.2%, tax impacts of consolidated VIEs and effects of other permanent items. Our effective tax rate for the three months ended July 1, 2023 was 2.4%, reflecting our statutory federal and state rate of 25.4%, tax impacts of consolidated VIEs, employee-related federal tax credits and effects of other permanent items.
Our effective tax rate for the six months ended June 29, 2024 was 35.4%, reflecting our statutory federal and state rate of 25.2%, non-deductible compensation expense, tax impacts of consolidated VIEs and other permanent items. Our effective tax rate for the six months ended July 1, 2023 was 30.0%, reflecting our statutory federal and state rate of 25.4%, tax impacts of non-deductible compensation expenses, reduced deductibility of meals and entertainment and effects of other permanent items.
Share Repurchases
Effective February 23, 2024, the Board of Directors authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company’s common stock until January 3, 2026. As of June 29, 2024, $50 million remains available under the share repurchase authorization. During the six months ended July 1, 2023, the Company repurchased 1.1 million shares of its common stock for $25.0 million.
Investments
In the second quarter of fiscal year 2023, we completed an investment in an entity specializing in applying artificial intelligence-powered screening and diagnostic tools to retinal imaging. In the second quarter of fiscal year 2024, we invested an additional $0.5 million in the entity. As of June 29, 2024, we have invested a total of $2.3 million in the entity. We have agreed to invest up to an additional $1.0 million in the entity upon the completion of certain milestones. The investment is recognized in Other assets in the Condensed Consolidated Balance Sheets as of June 29, 2024 and in Other in the investing section of the Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2024. The investment is valued at cost less impairment.
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
Our operations related to Walmart, including our former Legacy reportable segment, as well as the majority of our AC Lens operations, met the requirements to be classified as discontinued operations as of June 29, 2024. Accordingly, we classified the results of these operations as discontinued operations in the condensed consolidated statements of operations for all periods presented. The results of all discontinued operations, less applicable income taxes, are reported as components of net income separate from the net income of continuing operations, and certain assets and liabilities associated with these operations were classified as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets for the periods presented. Additionally, the cash flows and comprehensive income of discontinued operations have not been segregated and are included in the interim Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Operations and Comprehensive Income, respectively, for all periods presented. All amounts included in the notes to the unaudited condensed consolidated financial statements relate to continuing operations unless otherwise noted. For additional information, see Note 2. “Discontinued Operations.”
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
The Enhancement and Standardization of Climate-Related Disclosures for Investors. In March 2024, the SEC issued its final rule on the enhancement and standardization of climate-related disclosures for investors. Subsequent to issuance, the rule became the subject of litigation, and the SEC has issued a stay to allow the legal process to proceed. Unless legal challenges to the rule prevail or the effective date is delayed, this rule will require registrants to disclose certain climate-related information in registration statements and annual reports, and the revisions to Regulation S-X (including disclosure related to severe weather events and other natural conditions) would apply to the Company’s financial statements beginning with the Company’s fiscal year 2025. The Company is currently evaluating the rule to determine the impact on its consolidated financial statements and disclosures.
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
AC Lens delivered notices of non-renewal of the agreements it has with Walmart and its affiliate Sam’s Club regarding wholesale contact lenses distribution and related services, such that these agreements terminated during the three months ended June 29, 2024, and the Company wound down the majority of AC Lens operations, including the closure of its Ohio distribution center, which largely supported the wholesale distribution and e-commerce contact lens services that the Company provided to Walmart and Sam’s Club.
During the three and six months ended June 29, 2024, we recorded $2.9 million and $5.7 million, respectively, of net expense associated with the termination of the Walmart MSA and wind down of AC Lens, which consisted of employee compensation benefits, early termination fees, and other exit related costs. These charges were recorded in both Selling, general, and administrative expenses and Costs applicable to revenue for discontinued operations.
We anticipate that we will incur approximately $2 million during the rest of fiscal year 2024 related to the termination of the Walmart MSA and wind down of AC Lens.
As a result of the termination of the Walmart MSA and wind down of AC Lens operations, our former Legacy reportable segment and certain other results previously included in our Corporate/Other and Reconciliations categories, met the criteria to be presented as discontinued operations as of June 29, 2024. Accordingly, the assets and liabilities and results of operations of the discontinued operations have been presented in the tables below.
Refer to Note 3. “Details of Cost Savings Plan” for more information on the cost savings plan related to our continuing operations.
Major classes of assets and liabilities related to discontinued operations are presented in the table below. We have retained working capital and deferred tax balances related to discontinued operations; consequently, these items are not part of the disposal group.

In thousands	As of June 29, 2024	As of December 30, 2023
Noncurrent assets:
Property and equipment, net	$—	$2,376
Right of use assets	—	304
Other intangible assets, net	—	99
Total noncurrent assets of discontinued operations	$—	$2,779

Current liabilities:
Current operating lease obligations	$—	$302
Total current liabilities of discontinued operations	$—	$302

The following table presents income (loss) from discontinued operations, net of tax:

	Three Months Ended		Six Months Ended
In thousands	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenue:
Net product sales	$53,471	$80,745	$127,070	$165,353
Net sales of services and plans	—	12,809	4,513	25,758
Total net revenue	53,471	93,554	131,583	191,111
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	49,901	61,152	109,528	123,180
Services and plans	7	6,365	2,762	12,262
Total costs applicable to revenue	49,908	67,517	112,290	135,442
Operating expenses:
Selling, general and administrative expenses	6,542	21,046	23,164	42,293
Depreciation and amortization	370	2,840	1,331	5,697
Asset impairment	—	—	—	33
Other expense (income), net	(8)	(13)	(20)	(30)
Total operating expenses	6,904	23,873	24,475	47,993
Earnings (loss) from discontinued operations before income taxes	(3,341)	2,164	(5,182)	7,676
Income tax provision (benefit) from discontinued operations	(1,257)	187	(3,030)	2,443
Income (loss) from discontinued operations, net of tax	$(2,084)	$1,977	$(2,152)	$5,233

The following table presents significant non-cash items and cash flows from investing activities related to discontinued operations:

	Six Months Ended
	June 29, 2024	July 1, 2023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$1,331	5,697
Stock-based compensation expense	81	567
Inventory adjustments	441	(36)
Other	(564)	—
Cash flows from investing activities:
Purchase of property and equipment	—	(1,439)
Other	1,732	—

3. Details of Cost Savings Plan
In connection with the discontinued operations, the Company implemented a cost savings plan that included optimizing non-customer facing labor costs, as well as reducing travel expenses and third-party spend. We have incurred $1.9 million since the inception of the cost savings plan, which is included within our continuing operations results. The plan has been substantially completed and we do not anticipate additional material costs related to this plan. The liability related to this plan is recorded in Other payables and accrued expenses in the Condensed Consolidated Balance Sheets. Some remaining payments are not anticipated to occur until fiscal year 2025. This disclosure excludes the impact of the Walmart partnership termination and wind down of AC Lens operations, which are currently presented under discontinued operations.

In thousands	Employee Compensation Benefits
Balance at December 30, 2023	$1,800
Expenses recognized during the period	69
Payments during the period	(1,477)
Balance at June 29, 2024	$392

Employee compensation benefits
During the six months ended June 29, 2024, we recognized $0.1 million in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income, in the Corporate/Other category, related to termination benefits for certain associates.

4. Details of Certain Balance Sheet Accounts
The following table provides a reconciliation of cash and cash equivalents reported within the Condensed Consolidated Balance sheets to the total of Cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statement of Cash Flows:

	Six Months Ended
In thousands	June 29, 2024	July 1, 2023
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$179,515	$254,647
Restricted cash included in other assets	1,477	1,337
	$180,992	$255,984

The following tables provide additional details of certain balance sheet accounts as of the dates shown below:

In thousands	As of June 29, 2024	As of December 30, 2023
Accounts receivable, net:
Trade receivables	$29,096	$43,518
Credit card receivables	16,879	27,905
Other receivables (1)	16,451	15,747
Allowance for credit losses	(1,358)	(316)
	$61,068	$86,854
(1) Includes Coronavirus Aid, Relief, and Economic Security (“CARES”) Act receivable in the amount of $9.0 million as of June 29, 2024 and December 30, 2023.

In thousands	As of June 29, 2024	As of December 30, 2023
Inventories:
Raw materials and work in process (1)	$55,838	$57,367
Finished goods	35,118	62,541
	$90,956	$119,908
(1)Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not separately present raw materials and work in process.

In thousands	As of June 29, 2024	As of December 30, 2023
Other payables and accrued expenses:
Associate compensation and benefits	$43,684	$62,614
Self-insurance liabilities	9,284	9,139
Capital expenditures	12,124	5,412
Advertising	4,862	6,446
Reserves for customer returns and remakes	4,884	9,093
Payable to Walmart	697	6,068
Income taxes payable	3,032	1,863
Supplies and other store support expenses	4,973	5,434
Litigation settlements (See Note 11)	4,950	500
Other	21,514	16,719
	$110,004	$123,288

In thousands	As of June 29, 2024	As of December 30, 2023
Other noncurrent liabilities:
Self-insurance liabilities	$5,816	$5,657
Other	2,565	2,808
	$8,381	$8,465

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
Non-recurring fair value measurements
Long-lived and ROU Store Assets
We recognized impairments of $3.5 million and $4.0 million during the three and six months ended June 29, 2024, respectively, and $0.9 million and $1.2 million during the three and six months ended July 1, 2023, respectively, related to our long-lived tangible store assets and ROU assets. The cash flows used in estimating fair value were discounted using market rates of 11.5%. A decrease in the estimated cash flows would lead to a lower fair value measurement, as would an increase in the discount rate. These non-recurring fair value measurements are classified as Level 3 measurements in the fair value hierarchy. The estimated remaining fair value of the assets impaired during the six months ended June 29, 2024 and July 1, 2023 was $0.5 million and $1.0 million, respectively; the estimated remaining fair values include amounts estimated at various dates during the related fiscal years. Substantially all of the remaining fair value of the impaired store assets represents the fair value of ROU assets.
Additional fair value information
Long-term Debt - Term Loan A and Revolving Loans
Since the borrowings under the $142.5 million outstanding principal first lien term loan (“Term Loan A”) and revolving credit loans in an aggregate principal amount of $300.0 million (the “Revolving Loans”) utilize variable interest rate setting mechanisms such as Term SOFR, the fair values of these borrowings are deemed to approximate the carrying values. We also considered the effect of our own credit risk on the fair values of Term Loan A and Revolving Loans. Refer to Note 6. “Long-term Debt” for more information on these borrowings.
Long-term Debt - 2025 Notes
The Company has $302.5 million in aggregate principal amount of 2.50% convertible senior notes due on May 15, 2025 (the “2025 Notes”) issued and outstanding as of June 29, 2024. Refer to Note 6. “Long-term Debt” for more information on the 2025 Notes. The estimated fair value of the 2025 Notes was approximately $290.5 million and $303.3 million as of June 29, 2024 and December 30, 2023, respectively. The estimated fair value of the 2025 Notes is based on the prices the 2025 Notes have traded in the market as well as overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates, and represents a Level 2 measurement in the fair value hierarchy. Refer to Note 6. “Long-term Debt” for more information on the 2025 Notes.

6. Long-term Debt

Long-term debt consists of the following:

In thousands	As of June 29, 2024	As of December 30, 2023
2025 Notes, due May 15, 2025	$302,497	$302,497
Term Loan A, due June 13, 2028	142,500	146,250
Revolving Loans, due June 13, 2028	—	—
Long-term debt before unamortized discount and issuance costs	444,997	448,747
Unamortized discount and issuance costs - 2025 Notes	(1,609)	(2,497)
Unamortized discount and issuance costs - Term Loan A	(948)	(1,066)
Long-term debt less debt discount and issuance costs	442,440	445,184
Less current maturities	(309,997)	(7,500)
Long-term debt - noncurrent portion	132,443	437,684
Finance lease obligations	14,375	16,067
Less current maturities	(2,891)	(2,980)
Long-term debt and finance lease obligations, less current portion, discount, and issuance costs	$143,927	$450,771

Scheduled annual maturities of debt are as follows:

Fiscal Period	In thousands
2024 - remainder of fiscal year	$1,875
2025	311,872
2026	7,500
2027	7,500
2028	116,250
Thereafter	—
$444,997
Credit Agreement
We were in compliance with all covenants related to our long-term debt as of June 29, 2024.

2025 Notes
The 2025 Notes mature on May 15, 2025, and due to the upcoming maturity, we have reclassified the outstanding principal balance of $302.5 million from a noncurrent to a current liability in the accompanying Condensed Consolidated Balance Sheets as of June 29, 2024. As of June 29, 2024, the Company has $293.6 million of availability under its revolving credit facility, in addition to $179.5 million of cash on hand, which provides the Company with sufficient liquidity to repay the remaining balance of the 2025 Notes as they become due.
We recognized the following in Interest expense (income), net related to the 2025 Notes:

	Three Months Ended		Six Months Ended
In thousands	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Contractual interest expense	$1,891	$2,515	$3,781	$5,031
Amortization of issuance costs	$446	$578	$888	$1,116
As of June 29, 2024, the remaining period for the unamortized debt issuance costs balance was approximately one year.
As of June 29, 2024, the stock price conditions under which the 2025 Notes can be converted at the holders’ option were not met.

7. Interest Rate Derivatives
We are party to an interest rate collar to offset the variability of cash flows in Term SOFR-indexed debt interest payments. During the second quarter of 2023, we amended the reference rate of the collar from LIBOR to Term SOFR. The aggregate notional amount of the interest rate collar, which is not designated as a cash flow hedge, was $300.0 million as of June 29, 2024. The fair value of our interest rate collar instrument was an asset of $0.6 million, which is recorded in Prepaid expenses and other current assets as of June 29, 2024, and an asset of $5.6 million, which was recorded in Prepaid expenses and other current assets as of December 30, 2023. See Note 5. “Fair Value Measurement” for further details.
We recognized (gains) losses on the change in fair value of the interest rate collar of $(0.1) million and $(0.5) million during the three and six months ended June 29, 2024, respectively, and $(2.8) million and $(2.3) million during the three and six months ended July 1, 2023, respectively. The interest rate collar matured on July 18, 2024.
Cash flows related to derivatives qualifying as hedges are included in the same section of the Consolidated Statements of Cash Flows as the underlying assets and liabilities being hedged. Cash flows during the six months ended June 29, 2024 and July 1, 2023 related to derivatives not qualifying as hedges were included in the operating section of the Condensed Consolidated Statements of Cash Flows and were immaterial.
Changes in the fair value of the Company’s cash flow hedge derivative instruments from their inception are recorded in Accumulated other comprehensive loss (“AOCL”) if the instruments are deemed to be highly effective as cash flow hedges. As of June 29, 2024, the Company expects to reclassify less than $0.1 million of unrealized losses on derivative instruments, net of tax, from AOCL into earnings in the next 12 months as the derivative instruments mature.

8. Stock Incentive Plans
On June 12, 2024, the Company’s stockholders approved the amendment and restatement of the National Vision Holdings, Inc. 2017 Omnibus Incentive Plan (as amended and restated, the “2017 Omnibus Incentive Plan”), increasing the number of shares of common stock of the Company authorized for issuance under the 2017 Omnibus Incentive Plan by an additional 5.6 million shares.
During the six months ended June 29, 2024, the Company granted 297,032 performance-based restricted stock units (“PSUs”) and 558,161 time-based restricted stock units (“RSUs”) to eligible employees and non-employee directors under the 2017 Omnibus Incentive Plan and the 2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its Subsidiaries (the “2014 Stock Incentive Plan”). The PSUs granted in fiscal 2024 will be settled after the end of the performance period (i.e., cliff vesting), which begins on the first day of our 2024 fiscal year and ends on the last day of our 2026 fiscal year, and are based on the

Company’s achievement of certain performance targets. The RSUs granted in fiscal 2024 vest primarily in three equal annual installments.

9. Revenue from Contracts with Customers
The majority of our revenues are recognized either at the point of sale or upon delivery and customer acceptance, paid for at the time of sale in cash, credit card, or on account with managed care payors having terms generally between 14 and 120 days, with most paying within 90 days. For sales of in-store non-prescription eyewear and related accessories, and paid eye exams, we recognize revenue at the point of sale. Our point in time revenues include 1) retail sales of prescription and non-prescription eyewear, contact lenses and related accessories to retail customers (including those covered by managed care) and 2) eye exams. Revenues recognized over time primarily include product protection plans (i.e. warranties) and eye care club memberships.
The following disaggregation of revenues depicts our revenue based on the timing of revenue recognition:

	Three Months Ended		Six Months Ended
In thousands	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenues recognized at a point in time	$419,747	$400,241	$870,562	$833,587
Revenues recognized over time	31,986	31,545	63,965	63,011
Total net revenue	$451,733	$431,786	$934,527	$896,598
Refer to Note 12. “Segment Reporting” for the Company’s disaggregation of net revenue by reportable segment. As our reportable segment is aligned by similar economic factors, trends and customers, the reportable segment disaggregation view best depicts how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors.
We record reductions in revenue for estimated price concessions granted to managed care providers. The Company considers its revenue from managed care customers to include variable consideration and estimates such amounts associated with managed care customer revenues using the history of concessions provided and cash receipts from managed care providers. We reduced our net revenue for variable consideration of $3.1 million and $3.5 million during the three months ended June 29, 2024 and July 1, 2023, respectively, and $7.0 million and $7.1 million during the six months ended June 29, 2024 and July 1, 2023, respectively.
Accounts Receivable
Credit loss expense recognized on our receivables, which is presented in SG&A expenses in the Company’s Condensed Consolidated Statements of Operations, was $0.1 million and $0.2 million for the three months ended June 29, 2024 and July 1, 2023, respectively, and $0.2 million and $0.3 million for the six months ended June 29, 2024 and July 1, 2023, respectively.
Unsatisfied Performance Obligations (Contract Liabilities)
During the three months ended June 29, 2024 and July 1, 2023, we recognized $23.1 million and $23.0 million, respectively, of deferred revenues outstanding at the beginning of each respective period. During the six months ended June 29, 2024 and July 1, 2023, we recognized $41.2 million and $40.4 million, respectively, of deferred revenues outstanding at the beginning of each respective period.
Our deferred revenue balance as of June 29, 2024 and December 30, 2023 was $86.3 million and $84.3 million, respectively. We expect future revenue recognition of the June 29, 2024 balance of $50.6 million, $23.3 million, $10.9 million and $1.5 million in fiscal years 2024, 2025, 2026 and 2027, respectively.

10. Leases

Our lease costs for the three and six months ended June 29, 2024 and July 1, 2023 were as follows:

	Three Months Ended		Six Months Ended
In thousands	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Operating lease cost
Fixed lease cost (a)	$25,741	$23,939	$51,073	$47,059
Variable lease cost (b)	9,545	9,051	18,804	17,943
Sublease income (c)	(334)	(309)	(665)	(625)
Finance lease cost
Amortization of finance lease assets	582	894	1,241	1,750
Interest on finance lease liabilities	316	440	648	889
Net lease cost	$35,850	$34,015	$71,101	$67,016

(a) Includes short-term leases, which are immaterial.
(b) Includes costs for insurance, real estate taxes and common area maintenance expenses, which are variable as well as lease costs above minimum thresholds for Fred Meyer stores and lease costs for Military stores.

(c) Income from sub-leasing of stores includes rental income from leasing space to independent optometrists.

In thousands	Six Months Ended
Other Information	June 29, 2024	July 1, 2023
Operating cash outflows - operating leases	$55,615	$59,035
Right of use assets acquired under operating leases	$53,664	$59,929

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
On January 27, 2023, a purported class action complaint was filed in federal court in the Northern District of Georgia against the Company and two of the Company’s officers (the “Securities Class Action”). The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 for materially false and misleading statements made between May 2021 and May 2022. The complaint seeks unspecified damages as well as equitable relief. On March 28, 2023, the original plaintiff, City of Southfield General Employees Retirement System, and a new plaintiff, International Union of Operating Engineers, Local No. 793, Members Pension Benefit Trust of Ontario, filed a lead plaintiff motion, seeking to be appointed co-lead plaintiffs. On April 3, 2023, the Company along with its named officers filed a motion to dismiss the complaint. On May 19, 2023, the court granted the lead plaintiff motion. On June 30, 2023, the plaintiffs filed an amended complaint, which added a claim under Section 20A of the Exchange Act and extended the alleged class period to February 28, 2023. On August 21, 2023, the Company filed a motion to dismiss the amended complaint. The plaintiffs filed their response in opposition to this motion on October 5, 2023. On March 30, 2024, the court granted the Company’s motion and dismissed the amended complaint with prejudice. On April 29, 2024, the plaintiffs filed a motion for reconsideration of the order granting the motion to dismiss. The Company and named officers filed a response in opposition to the plaintiffs’ motion for reconsideration on May 13, 2024, and the plaintiffs then filed a reply in support of their motion on May 28, 2024. The Company disputes the allegations asserted by plaintiffs and will continue to defend the litigation vigorously.
On May 23, 2024, a stockholder derivative complaint was filed by a stockholder in the Delaware Court of Chancery, purportedly on behalf of the Company (the “Derivative Action”). The Derivative Action is based on the same alleged facts and circumstances as the Securities Class Action and names certain of the Company’s officers, including our Chief Executive Officer and Chief Operating Officer, and the Company’s directors who were members of the Company’s Board of Directors during the relevant time period as defendants. The Derivative Action alleges claims for breach of fiduciary duty, unjust enrichment, and violations of the Securities Exchange Act of 1934 (“Exchange Act”) and seeks to recover damages on behalf of the Company. On July 24, 2024, the Company along with the named defendants, filed a motion to dismiss the complaint. The defendants dispute the allegations made by the plaintiff and intend to vigorously defend the litigation.
12. Segment Reporting
The Company provides its principal products and services through one reportable segment: Owned & Host. The “Corporate/Other” category includes the results of operations of our other operating segments, as well as corporate overhead support. Revenues from the Corporate/Other category are attributable to our dedicated e-commerce website and FirstSight operations. Our dedicated e-commerce website was previously managed by AC Lens and was transitioned to NVI. FirstSight sells single-service health plans in connection with the operations of America’s Best operations in California. The “Reconciliations” category represents other adjustments to reportable segment results necessary for the presentation of consolidated financial results in accordance with U.S. GAAP. Our former Legacy reportable segment and certain other results previously included in the Corporate/Other and Reconciliations categories met the requirements to be classified as discontinued operations as of June 29, 2024. Refer to Note 2. “Discontinued Operations” for information related to our discontinued operations.
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
Asset information is not included in the following summary since the CODM does not regularly review such information for our reportable segment.

	Three Months Ended June 29, 2024
In thousands	Owned & Host	Corporate/Other	Reconciliations	Total
Net product sales	$349,311	$8,099	$4,557	$361,967
Net sales of services and plans	90,174	—	(408)	89,766
Total net revenue	439,485	8,099	4,149	451,733
Costs of products	103,688	6,520	1,005	111,213
Costs of services and plans	82,322	45	—	82,367
Total costs applicable to revenue	186,010	6,565	1,005	193,580
SG&A	174,078	57,275	—	231,353
Asset impairment	—	3,519	—	3,519
Other expense (income), net	—	(2)	—	(2)
EBITDA	$79,397	$(59,258)	$3,144
Depreciation and amortization				22,692
Interest expense, net				3,196
Earnings (loss) from continuing operations before income taxes				$(2,605)

	Three Months Ended July 1, 2023
In thousands	Owned & Host	Corporate/Other	Reconciliations	Total
Net product sales	$339,311	$8,347	$4,522	$352,180
Net sales of services and plans	79,443	1	162	79,606
Total net revenue	418,754	8,348	4,684	431,786
Costs of products	99,521	6,037	804	106,362
Costs of services and plans	73,958	2	—	73,960
Total costs applicable to revenue	173,479	6,039	804	180,322
SG&A	165,772	57,152	—	222,924
Asset impairment	—	893	—	893
Other expense (income), net	—	(3)	—	(3)
EBITDA	$79,503	$(55,733)	$3,880
Depreciation and amortization				22,089
Interest expense, net				1,836
Earnings from continuing operations before income taxes				$3,725

	Six Months Ended June 29, 2024
In thousands	Owned & Host	Corporate/Other	Reconciliations	Total
Net product sales	$729,907	$16,344	$3,799	$750,050
Net sales of services and plans	186,429	—	(1,952)	184,477
Total net revenue	916,336	16,344	1,847	934,527
Costs of products	211,031	12,746	640	224,417
Costs of services and plans	164,664	45	—	164,709
Total costs applicable to revenue	375,695	12,791	640	389,126
SG&A	353,701	117,780	—	471,481
Asset impairment	—	3,975	—	3,975
Other expense (income), net	—	(1)	—	(1)
EBITDA	$186,940	$(118,201)	$1,207
Depreciation and amortization				45,913
Interest expense, net				7,452
Earnings from continuing operations before income taxes				$16,581

	Six Months Ended July 1, 2023
In thousands	Owned & Host	Corporate/Other	Reconciliations	Total
Net product sales	$714,147	$17,226	$960	$732,333
Net sales of services and plans	166,513	1	(2,249)	164,265
Total net revenue	880,660	17,227	(1,289)	896,598
Costs of products	204,878	12,497	61	217,436
Costs of services and plans	149,011	2	—	149,013
Total costs applicable to revenue	353,889	12,499	61	366,449
SG&A	333,617	117,983	—	451,600
Asset impairment	—	1,247	—	1,247
Other expense (income), net	—	(104)	—	(104)
EBITDA	$193,154	$(114,398)	$(1,350)
Depreciation and amortization				44,045
Interest expense, net				6,703
Earnings from continuing operations before income taxes				$26,658

13. Earnings Per Share

Diluted EPS related to the 2025 Notes is calculated using the if-converted method; the number of dilutive shares is based on the initial conversion rate associated with the 2025 Notes. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations is as follows:

	Three Months Ended		Six Months Ended
In Thousands, Except Earnings Per Share	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Numerator:
Income (loss) from continuing operations, net of tax	$(1,041)	$3,637	$10,712	$18,651
Income (loss) from discontinued operations, net of tax	$(2,084)	$1,977	$(2,152)	$5,233
Net income (loss)	$(3,125)	$5,614	$8,560	$23,884

Denominator:
Weighted average shares outstanding, Basic	78,575	78,101	78,480	78,411
Effect of dilutive securities:
Stock options	—	83	41	115
Restricted stock units	—	159	253	258
Weighted average shares outstanding, Diluted	78,575	78,343	78,774	78,784

Basic earnings (loss) per share:
Continuing operations	$(0.01)	$0.05	$0.14	$0.24
Discontinued operations	$(0.03)	$0.03	$(0.03)	$0.07
Total	$(0.04)	$0.07	$0.11	$0.30

Diluted earnings (loss) per share:
Continuing operations	$(0.01)	$0.05	$0.14	$0.24
Discontinued operations	$(0.03)	$0.03	$(0.03)	$0.07
Total	$(0.04)	$0.07	$0.11	$0.30
Anti-dilutive securities excluded from diluted weighted average common shares	11,385	13,790	11,074	13,614
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

Overview
We are one of the largest optical retailers in the U.S. and a leader in the attractive value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best, regardless of their budget. We achieve this by providing eye exams, eyeglasses and contact lenses to value seeking and lower income consumers with an opening price point that strives to be among the lowest in the industry, enabled by our low-cost operating platform. We reach our customers through a diverse portfolio of 1,216 retail stores across four brands as well as multiple consumer websites as of June 29, 2024.
Brand and Segment Information
As of June 29, 2024, our operations consisted of one reportable segment. During the six months ended June 29, 2024, our Walmart store operations, including our former Legacy reportable segment and components of our Corporate/Other category met the requirements to be classified as discontinued operations; refer to Part I. Item 1. Note 2. “Discontinued Operations” for more information on discontinued operations.
•Owned & Host - As of June 29, 2024, our owned brands consisted of 1003 America’s Best Contacts and Eyeglasses retail stores and 130 Eyeglass World retail stores. Our Host brands consisted of 54 Vista Optical locations on select military bases and 29 Vista Optical locations within select Fred Meyer stores as of June 29, 2024. All brands utilize our centralized laboratories. This segment also includes sales from our America’s Best, Eyeglass World, and Military omni-channel websites.
Our consolidated results also include the following activity recorded in our Corporate/Other category:
•Our e-commerce website that was formerly part of AC Lens and was transitioned to NVI as part of the wind down of AC Lens’ operations.
•The business conducted by FirstSight, our wholly-owned subsidiary that is licensed as a single-service health plan under California law. In connection with the termination of the Walmart MSA, the agreement between FirstSight and Walmart, which arranged for the provision by FirstSight of optometric services at optometric offices next to certain Walmart stores throughout California, terminated on February 23, 2024.
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

Trends and Other Factors Affecting Our Business
Current macroeconomic conditions, including elevated inflation and interest rates and overall consumer sentiment, have negatively impacted and may continue to have adverse effects on our business, results of operations and financial condition, which could be material. Inflation has resulted in increased costs and greater profitability pressure. We have experienced wage rate pressure and increases in raw materials prices, which we expect to continue. Inflationary pressures, including elevated wages, consumer confidence and preferences and increased raw material costs could impact our profitability and lead us to attempt to offset such increases through various pricing actions.We generally employ a simple low price/high value strategy that consistently delivers savings to our customers without the need for extensive promotions. From time to time we introduce limited-time promotions or new offers designed to increase demand and drive sales. Several factors may impact the level of success of such promotions, including consumer sentiment, macroeconomic conditions and marketing effectiveness, and as a result, if they do not meet our expectations, they could negatively impact our margins and profitability.

Additionally, our ability to continue to attract and retain qualified vision care professionals may affect exam capacity. We believe the impacts of the COVID-19 pandemic on vision care professional availability, including a competitive recruiting market and preferences for adjusted work schedules, and the demand for optometrists exceeding supply in certain areas have caused constraints in exam capacity which are continuing. Due to these factors, among others, the ability to recruit and retain optometrists has become more challenging and the costs to employ or retain optometrists have increased and may increase further, potentially materially.

We believe that many customers in our target market are value seeking and lower income consumers who rely on tax refunds to pay for eyewear and eye care. Historically, our business has experienced seasonality in the first half of the year that we believe is primarily attributable to the timing of customers’ income tax refunds and health insurance start/reset periods. A delay in the issuance of tax refunds or changes in the amount of tax refunds can, accordingly. have a negative impact on our quarterly financial results in the first half of the year. Consumer behavior with respect to the utilization of tax refund proceeds is also subject to change.

In the first half of 2024, we incurred costs related to the termination of the Walmart MSA and the wind-down of AC Lens operations, as well as an immaterial amount of costs related to the actions taken in fiscal year 2023 to streamline corporate overhead. While we seek to reduce costs and replace lost business with new America’s Best or Eyeglass World stores and by other means, including anticipated non-headline pricing actions, we may not be successful in our efforts, which could impact our revenues and profitability.
New Transformation Actions to Accelerate Growth

We have announced a new phase of our transformation efforts, which includes new additions to our executive leadership team, continued expansion of exam capacity, new traffic-driving initiatives and initiatives to strengthen the foundation of the business for profitable growth. As part of this endeavor, the Company has initiated a review of our portfolio of stores to optimize our fleet for profitability and strategic alignment.

In connection with this review, we are monitoring for whether impairment tests may be required on our non-financial assets such as property and equipment, ROU assets, and intangible assets, including goodwill. If impairment charges are required to be recorded following any required impairment tests, such charges could lead to decreased assets and reduced net income. If a significant write down were required, any such charge could have a material adverse effect on our operating results and stockholders’ equity, and could impact the trading price of our common stock.

Refer to Part I, Item 1A. “Risk Factors” in the Company’s 2023 Annual Report on Form 10-K for a more complete discussion of the risk factors we face.

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
Selling, General and Administrative
SG&A expenses generally fluctuate consistently with revenue due to the variable store, field office and corporate support costs; however, some fixed costs may decrease as a percentage of net revenue as our net revenues grow over time.
New Store Openings
The total number of new stores per year and the timing of store openings has had an impact, and we expect will continue to have an impact, on our results. We expect to open 65 to 70 stores in the current year. We are continuing to monitor and determine our plans for future new store openings at a level appropriate for incremental free cash flow generation and healthy growth, and based on health, safety and economic conditions.

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

	Three Months Ended		Six Months Ended
In thousands, except earnings (loss) per share, percentage and store data	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenue:
Net product sales	$361,967	$352,180	$750,050	$732,333
Net sales of services and plans	89,766	79,606	184,477	164,265
Total net revenue	451,733	431,786	934,527	896,598
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	111,213	106,362	224,417	217,436
Services and plans	82,367	73,960	164,709	149,013
Total costs applicable to revenue	193,580	180,322	389,126	366,449
Operating expenses:
Selling, general and administrative expenses	231,353	222,924	471,481	451,600
Depreciation and amortization	22,692	22,089	45,913	44,045
Asset impairment	3,519	893	3,975	1,247
Other expense (income), net	(2)	(3)	(1)	(104)
Total operating expenses	257,562	245,903	521,368	496,788
Income from operations	591	5,561	24,033	33,361
Interest expense, net	3,196	1,836	7,452	6,703
Earnings (loss) from continuing operations before income taxes	(2,605)	3,725	16,581	26,658
Income tax provision (benefit)	(1,564)	88	5,869	8,007
Income (loss) from continuing operations, net of tax	(1,041)	3,637	10,712	18,651
Income (loss) from discontinued operations, net of tax (See Note 2)	(2,084)	1,977	(2,152)	5,233
Net income (loss)	$(3,125)	$5,614	$8,560	$23,884

Supplemental operating data:
Number of stores open at end of period	1,216	1,152	1,216	1,152
New stores opened during the period	17	24	31	32
Adjusted Operating Income from continuing operations	$14,073	$12,369	$47,967	$44,934
Diluted earnings (loss) per share from continuing operations	$(0.01)	$0.05	$0.14	$0.24
Adjusted Diluted EPS from continuing operations	$0.15	$0.12	$0.44	$0.41
Adjusted EBITDA from continuing operations	$36,383	$34,076	$93,117	$88,216

Percentage of net revenue:
Total costs applicable to revenue	42.9%	41.8%	41.6%	40.9%
Selling, general and administrative expenses	51.2%	51.6%	50.5%	50.4%
Total operating expenses	57.0%	57.0%	55.8%	55.4%
Income (loss) from continuing operations, net of tax	(0.2)%	0.8%	1.1%	2.1%
Adjusted Operating Income from continuing operations	3.1%	2.9%	5.1%	5.0%
Adjusted EBITDA from continuing operations	8.1%	7.9%	10.0%	9.8%

Three Months Ended June 29, 2024 compared to Three Months Ended July 1, 2023
Certain components of our operations met the requirements to be classified as discontinued operations as of June 29, 2024. Refer to Part I. Item 1. Note 2. “Discontinued Operations” for information related to our discontinued operations. Unless otherwise noted, the discussion of U.S. GAAP results below is based on results from continuing operations.
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue from continuing operations for the three months ended June 29, 2024 compared to the three months ended July 1, 2023.

	Comparable store sales growth from continuing operations(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Three Months Ended June 29, 2024	Three Months Ended July 1, 2023	June 29, 2024	July 1, 2023	Three Months Ended June 29, 2024		Three Months Ended July 1, 2023
Owned & Host segment
America’s Best	2.9%	1.8%	1,003	926	$381,647	84.5%	$354,592	82.1%
Eyeglass World	(0.5)%	(2.8)%	130	143	49,489	11.0%	55,730	12.9%
Military	(0.1)%	(0.1)%	54	54	5,625	1.2%	5,632	1.3%
Fred Meyer	(2.7)%	(4.2)%	29	29	2,724	0.6%	2,800	0.6%
Owned & Host segment total			1,216	1,152	$439,485	97.3%	$418,754	97.0%
Corporate/Other	—%	—%	—	—	8,099	1.8%	8,348	1.9%
Reconciliations	—%	—%	—	—	4,149	0.9%	4,684	1.1%
Total	2.2%	(0.2)%	1,216	1,152	$451,733	100.0%	$431,786	100.0%
Adjusted Comparable Store Sales Growth from continuing operations(3)	2.4%	1.1%
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
(3)Adjusted Comparable Store Sales Growth from continuing operations includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in an increase of 0.2% and an increase of 1.3% from total comparable store sales growth from continuing operations based on consolidated net revenue for the three months ended June 29, 2024 and July 1, 2023, respectively.
Total net revenue of $451.7 million for the three months ended June 29, 2024 increased $19.9 million, or 4.6%, from $431.8 million for the three months ended July 1, 2023. Approximately 70% of the increase was driven by growth from new store sales and approximately 50% of the increase was driven by Adjusted Comparable Store Sales Growth from continuing operations, partially offset by effects of converted and closed stores.
Comparable store sales growth from continuing operations and Adjusted Comparable Store Sales Growth from continuing operations for the three months ended June 29, 2024 were 2.2% and 2.4%, respectively, both reflecting an increase in customer transactions and higher average ticket.
In the three months ended June 29, 2024, we opened 14 America’s Best stores and three Eyeglass World stores and closed one America’s Best store and one Eyeglass World store. Overall, store count grew 5.6% from July 1, 2023 to June 29, 2024 (57 and seven net new America’s Best and Eyeglass World stores were added, respectively).
Net product sales comprised 80.1% and 81.6% of total net revenue for the three months ended June 29, 2024 and July 1, 2023, respectively. Net product sales increased $9.8 million, or 2.8%, in the three months ended June 29, 2024 compared to the three months ended July 1, 2023, driven primarily by a $4.2 million, or 5.6%, increase in contact lens sales and a $4.2 million, or 1.5% increase in eyeglass sales.

Net sales of services and plans for the three months ended June 29, 2024 increased $10.2 million, or 12.8%, compared to the three months ended July 1, 2023, driven primarily by higher eye exam revenues of $9.7 million, or 20.2%.
Owned & Host segment net revenue. Net revenue increased $20.7 million, or 5.0%, driven primarily by new store openings and comparable store sales growth, partially offset by converted and closed stores.
Net revenue reconciliations. The impact of reconciliations negatively impacted net revenue by $0.5 million in the three months ended June 29, 2024 primarily due to higher sales of club memberships and product protection plans in the three months ended June 29, 2024 compared to the three months ended July 1, 2023.
Costs applicable to revenue
Costs applicable to revenue of $193.6 million for the three months ended June 29, 2024 increased $13.3 million, or 7.4%, from $180.3 million for the three months ended July 1, 2023. As a percentage of net revenue, costs applicable to revenue increased from 41.8% for the three months ended July 1, 2023 to 42.9% for the three months ended June 29, 2024. This increase as a percentage of net revenue was primarily driven by lower eyeglass mix of 150 basis points, growth in optometrist-related costs of 100 basis points and 30 basis points from other mix and margin effects. These costs were partially offset by a 170 basis point effect from higher exam revenue.
Costs of products as a percentage of net product sales was 30.7% for the three months ended June 29, 2024 and 30.2% for the three months ended July 1, 2023, primarily driven by lower eyeglass mix and other mix and margin effects.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales increased from 29.3% for the three months ended July 1, 2023 to 29.7% for the three months ended June 29, 2024, primarily driven by lower eyeglass mix and other product mix and margin effects.
Costs of services and plans as a percentage of net sales of services and plans decreased from 92.9% for the three months ended July 1, 2023 to 91.8% for the three months ended June 29, 2024. The decrease was primarily driven by an increase in eye exam revenue, partially offset by growth in optometrist-related costs.
Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans decreased from 93.1% for the three months ended July 1, 2023 to 91.3% for the three months ended June 29, 2024. The decrease was primarily driven by an increase in eye exam revenue, partially offset by growth in optometrist-related costs.
Selling, general and administrative
SG&A of $231.4 million for the three months ended June 29, 2024 increased $8.4 million, or 3.8%, from the three months ended July 1, 2023. As a percentage of net revenue, SG&A decreased from 51.6% for the three months ended July 1, 2023 to 51.2% for the three months ended June 29, 2024. The decrease in SG&A as a percentage of net revenue was primarily driven by lower performance-based incentive compensation expense of 90 basis points and lower advertising expense of 40 basis points, partially offset by higher legal and professional expense of 40 basis points, higher occupancy expense of 30 basis points and other operating expenses.
Owned & Host SG&A. SG&A as a percentage of net revenue was 39.6% for the three months ended June 29, 2024 and July 1, 2023.
Depreciation and amortization
Depreciation and amortization expense of $22.7 million for the three months ended June 29, 2024 increased $0.6 million, or 2.7%, from $22.1 million for the three months ended July 1, 2023 primarily driven by new store openings and investments in remote medicine technology.
Asset Impairment
We recognized $3.5 million primarily for impairment of tangible long-lived assets associated with our retail stores during the three months ended June 29, 2024, compared to $0.9 million impairment recognized during the three months ended July 1, 2023. The store asset impairment charge is related to our Owned & Host segment and is driven by lower than projected customer sales volume in certain stores, and other entity-specific assumptions. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and the likelihood that these scenarios would be ultimately realized; and the remaining useful lives of the assets. Asset impairment expenses were recognized in Corporate/Other.

Interest expense, net
Interest expense, net, was $3.2 million for the three months ended June 29, 2024, compared to $1.8 million for the three months ended July 1, 2023. The change was primarily a result of lower derivative income of $2.7 million, partially offset by lower interest expense on our long-term debt of $0.9 million.
Income tax provision (benefit)
Our effective tax rates for the three months ended June 29, 2024 and July 1, 2023 were 60.0% and 2.4%, respectively. The change in effective tax rates reflects our statutory federal and state rates of 25.2% and 25.4%, respectively, tax impacts of consolidated VIEs as well as effects of other permanent items.
Discontinued Operations
Income (loss) from discontinued operations, net of tax of $(2.1) million for the three months ended June 29, 2024, decreased $4.1 million from $2.0 million for the three months ended July 1, 2023. Net revenue, costs applicable to revenue and SG&A from discontinued operations decreased by $40.1 million, $17.6 million and $14.5 million, respectively, as compared to the three months ended July 1, 2023, primarily due to the current year including the discontinued operations results only for a partial period prior to the Walmart MSA termination date and the wind-down of AC Lens operations. Income tax expense (benefit) decreased by $1.4 million, due to lower income (loss) before income taxes in the current period as compared to the prior year, as well as other permanent items related to discontinued operations, primarily related to tax impacts of consolidated VIEs.
Six Months Ended June 29, 2024 compared to Six Months Ended July 1, 2023
Certain components of our operations met the requirements to be classified as discontinued operations as of June 29, 2024. Refer to Part I. Item 1. Note 2. “Discontinued Operations” for information related to our discontinued operations. Unless otherwise noted, the discussion of U.S. GAAP results below is based on results from continuing operations.
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue from continuing operations for the six months ended June 29, 2024 compared to the six months ended July 1, 2023.

	Comparable store sales growth from continuing operations(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Six Months Ended June 29, 2024	Six Months Ended July 1, 2023	June 29, 2024	July 1, 2023	Six Months Ended June 29, 2024		Six Months Ended July 1, 2023
Owned & Host segment
America’s Best	2.0%	1.8%	1,003	926	$792,791	84.8%	$746,390	83.2%
Eyeglass World	(2.9)%	(2.0)%	130	143	106,449	11.4%	116,846	13.0%
Military	(0.8)%	1.6%	54	54	11,714	1.3%	11,803	1.3%
Fred Meyer	(4.3)%	(6.9)%	29	29	5,382	0.6%	5,621	0.6%
Owned & Host segment total			1,216	1,152	$916,336	98.1%	$880,660	98.2%
Corporate/Other	—	—	—	—	16,344	1.7%	17,227	1.9%
Reconciliations	—	—	—	—	1,847	0.2%	(1,289)	(0.1)%
Total	1.8%	1.6%	1,216	1,152	$934,527	100.0%	$896,598	100.0%
Adjusted Comparable Store Sales Growth from continuing operations(3)	1.3%	1.2%
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
(3)Adjusted Comparable Store Sales Growth from continuing operations includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in a decrease of 0.5% and a decrease of 0.4% from total comparable store sales growth from continuing operations based on consolidated net revenue for the six months ended June 29, 2024 and July 1, 2023, respectively.
Total net revenue of $934.5 million for the six months ended June 29, 2024 increased $37.9 million, or 4.2%, from $896.6 million for the six months ended July 1, 2023. Approximately 80% of the increase was driven by growth from new store sales, approximately 30% was driven by Adjusted Comparable Store Sales Growth from continuing operations, and approximately 10% was driven by the timing of unearned revenue, partially offset by effects of converted and closed stores.
Comparable store sales growth from continuing operations and Adjusted Comparable Store Sales Growth from continuing operations for the six months ended June 29, 2024 were 1.8% and 1.3%, respectively, both reflecting an higher average ticket and an increase in customer transactions.
In the six months ended June 29, 2024, we opened 28 new America’s Best stores and three Eyeglass World stores, closed two America’s Best stores and one Eyeglass World store and converted 20 Eyeglass World stores to America’s Best stores. Overall, store count grew 5.6% from July 1, 2023 to June 29, 2024 (57 and seven net new America’s Best and Eyeglass World stores, respectively).
Net product sales comprised 80.3% and 81.7% of total net revenue for the six months ended June 29, 2024 and July 1, 2023, respectively. Net product sales increased $17.7 million, or 2.4%, in the six months ended June 29, 2024 compared to the six months ended July 1, 2023, primarily due to a $10.1 million, or 1.8%, increase in eyeglass sales and a $5.7 million, or 3.7%, increase in contact lens sales.
Net sales of services and plans for the six months ended June 29, 2024 increased $20.2 million, or 12.3%, compared to the six months ended July 1, 2023, driven primarily by higher exam revenues of $19.3 million, or 19.0%.
Owned & Host segment net revenue. Net revenue increased $35.7 million, or 4.1%, driven primarily by new store openings and comparable store sales growth, partially offset by converted and closed stores.
Net revenue reconciliations. The impact of reconciliations positively impacted net revenue by $3.1 million in the six months ended June 29, 2024 compared to the six months ended July 1, 2023. Net revenue was positively impacted by $2.8 million due to the timing of unearned revenue. Net revenue was positively impacted by $0.3 million primarily due to lower sales of product protection plans and higher recognition of product protection plan revenue in the six months ended June 29, 2024 compared to the six months ended July 1, 2023.
Costs applicable to revenue
Costs applicable to revenue of $389.1 million for the six months ended June 29, 2024 increased $22.7 million, or 6.2%, from $366.4 million for the six months ended July 1, 2023. As a percentage of net revenue, costs applicable to revenue increased from 40.9% for the six months ended July 1, 2023 to 41.6% for the six months ended June 29, 2024. This increase as a percentage of net revenue was primarily driven by lower eyeglass mix of 120 basis points, growth in optometrist-related costs of 100 basis points and 10 basis points from other mix and margin effects. These costs were partially offset by a 160 basis point effect from higher exam revenue.
Costs of products as a percentage of net product sales increased from 29.7% for the six months ended July 1, 2023 to 29.9% for the six months ended June 29, 2024, primarily driven by lower eyeglass mix and other product mix and margin effects.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales increased from 28.7% for the six months ended July 1, 2023 to 28.9% for the six months ended June 29, 2024, primarily driven by lower eyeglass mix and other product mix and margin effects.
Costs of services and plans as a percentage of net sales of services and plans decreased from 90.7% for the six months ended July 1, 2023 to 89.3% for the six months ended June 29, 2024. The decrease was primarily driven by higher exam revenue, partially offset by growth in optometrist-related costs.
Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans decreased from 89.5% for the six months ended July 1, 2023 to 88.3% for the six months ended June 29, 2024. The decrease was primarily driven by higher exam revenue, partially offset by growth in optometrist-related costs.

Selling, general and administrative
SG&A of $471.5 million for the six months ended June 29, 2024 increased $19.9 million, or 4.4%, from the six months ended July 1, 2023. As a percentage of net revenue, SG&A increased from 50.4% for the six months ended July 1, 2023 to 50.5% for the six months ended June 29, 2024. The increase in SG&A as a percentage of net revenue was primarily driven by litigation settlement of 50 basis points and legal and professional expenses of 40 basis points as well as other operating expenses, partially offset by decreases in performance-based incentive compensation of 100 basis points.
Owned & Host SG&A. SG&A as a percentage of net revenue increased from 37.9% for the six months ended July 1, 2023 to 38.6% for the six months ended June 29, 2024, driven primarily by higher occupancy expense and payroll.
Depreciation and amortization
Depreciation and amortization expense of $45.9 million for the six months ended June 29, 2024 increased $1.9 million, or 4.2%, from $44.0 million for the six months ended July 1, 2023 primarily driven by new store openings and investments in remote medicine technology.
Asset impairment
We recognized $4.0 million primarily for impairment of tangible long-lived assets and ROU assets associated with our retail stores during the six months ended June 29, 2024, compared to $1.2 million impairment recognized during the six months ended July 1, 2023. The store asset impairment charge is related to our Owned & Host segment and is driven by lower than projected customer sales volume in certain stores, and other entity-specific assumptions. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and the likelihood that these scenarios would be ultimately realized; and the remaining useful lives of the assets. Asset impairment expenses were recognized in Corporate/Other.
Interest expense, net
Interest expense, net was $7.5 million for the six months ended June 29, 2024, compared to $6.7 million for the six months ended July 1, 2023. The change was primarily a result of lower derivative income of $1.7 million and lower income on cash balances of $0.6 million, partially offset by lower interest expense on our long-term debt of $1.3 million.
Income tax provision (benefit)
Our effective tax rates for the six months ended June 29, 2024 and July 1, 2023 were 35.4% and 30.0%, respectively. The change in effective tax rates reflects our statutory federal and state rates of 25.2% and 25.4%, respectively, tax impacts of consolidated VIEs and non-deductible compensation expense as well as effects of other permanent items.
Discontinued Operations
Income (loss) from discontinued operations, net of tax, of $(2.2) million for the six months ended June 29, 2024, decreased $7.4 million from $5.2 million for the six months ended July 1, 2023. Net revenue, costs applicable to revenue and SG&A from discontinued operations decreased by $59.5 million, $23.2 million and $19.1 million, respectively, as compared to the six months ended July 1, 2023, primarily due to the current year including the discontinued operations results only for a partial period prior to the Walmart MSA termination date and the wind-down of AC Lens operations. Income tax expense (benefit) decreased by $5.5 million, due to lower income (loss) before income taxes in the current period as compared to the prior year, as well as other permanent items related to discontinued operations, primarily related to tax impacts of consolidated VIEs.

Non-GAAP Financial Measures
Adjusted Operating Income, Adjusted Operating Margin, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Diluted EPS.
We define Adjusted Operating Income as net income, plus interest expense (income), net and income tax provision (benefit), further adjusted to exclude stock-based compensation expense, loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, ERP and CRM implementation expenses and certain other expenses. We define Adjusted Operating Margin as Adjusted Operating Income as a percentage of net revenue. We define EBITDA as net income, plus interest expense (income), net, income tax provision (benefit) and depreciation and amortization. We define Adjusted EBITDA as net income, plus interest expense (income), net, income tax provision (benefit) and depreciation and amortization, further adjusted to exclude stock-based compensation expense, loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, ERP and CRM implementation expenses and certain other expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of net revenue. We define Adjusted Diluted EPS as diluted earnings per share, adjusted for the per share impact of stock-based compensation expense, loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, amortization of debt discounts and deferred financing costs of our term loan borrowings, amortization of the conversion feature and deferred financing costs related to our 2025 Notes when not required under U.S. GAAP to be added back for diluted earnings per share, derivative fair value adjustments, ERP and CRM implementation expenses, certain other expenses, less the tax effect of these adjustments, including tax expense (benefit) from stock-based compensation.
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
The following table reconciles our Adjusted Operating Income from continuing operations, Adjusted Operating Margin from continuing operations, EBITDA from continuing operations, Adjusted EBITDA from continuing operations, and Adjusted EBITDA Margin from continuing operations to net income (loss) from continuing operations; and Adjusted Diluted EPS from continuing operations to diluted EPS from continuing operations for the periods presented:

	Three Months Ended				Six Months Ended
In thousands	June 29, 2024		July 1, 2023		June 29, 2024		July 1, 2023
Net income (loss)	$(3,125)	(0.7)%	$5,614	1.3%	$8,560	0.9%	$23,884	2.7%
Income (loss) from discontinued operations, net of tax	(2,084)	(3.9)%	1,977	2.1%	(2,152)	(1.6)%	5,233	2.7%
Income (loss) from continuing operations, net of tax	(1,041)	(0.2)%	3,637	0.8%	10,712	1.1%	18,651	2.1%
Interest expense, net	3,196	0.7%	1,836	0.4%	7,452	0.8%	6,703	0.7%
Income tax provision (benefit)	(1,564)	(0.3)%	88	0.0%	5,869	0.6%	8,007	0.9%
Stock-based compensation expense (a)	4,750	1.1%	5,172	1.2%	7,164	0.8%	9,221	1.0%
Asset impairment (b)	3,519	0.8%	893	0.2%	3,975	0.4%	1,247	0.1%
Litigation settlement (c)	—	—%	—	—%	4,450	0.5%	—	—%
ERP and CRM implementation expenses (f)	2,141	0.5%	—	—%	2,657	0.3%	—	—%
Other (g)	3,072	0.7%	743	0.2%	5,688	0.6%	1,105	0.1%
Adjusted Operating Income from continuing operations / Adjusted Operating Margin from continuing operations	$14,073	3.1%	$12,369	2.9%	$47,967	5.1%	$44,934	5.0%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding. Some of the percentage totals in the table above do not foot due to rounding differences.

	Three Months Ended				Six Months Ended
In thousands	June 29, 2024		July 1, 2023		June 29, 2024		July 1, 2023
Net income (loss)	$(3,125)	(0.7)%	$5,614	1.3%	$8,560	0.9%	$23,884	2.7%
Income (loss) from discontinued operations, net of tax	(2,084)	(3.9)%	1,977	2.1%	(2,152)	(1.6)%	5,233	2.7%
Income (loss) from continuing operations, net of tax	(1,041)	(0.2)%	3,637	0.8%	10,712	1.1%	18,651	2.1%
Interest expense, net	3,196	0.7%	1,836	0.4%	7,452	0.8%	6,703	0.7%
Income tax provision (benefit)	(1,564)	(0.3)%	88	0.0%	5,869	0.6%	8,007	0.9%
Depreciation and amortization	22,692	5.0%	22,089	5.1%	45,913	4.9%	44,045	4.9%
EBITDA from continuing operations	23,283	5.2%	27,650	6.4%	69,946	7.5%	77,406	8.6%

Stock-based compensation expense (a)	4,750	1.1%	5,172	1.2%	7,164	0.8%	9,221	1.0%
Asset impairment (b)	3,519	0.8%	893	0.2%	3,975	0.4%	1,247	0.1%
Litigation settlement (c)	—	—%	—	—%	4,450	0.5%	—	—%
ERP and CRM implementation expenses (f)	2,141	0.5%	—	—%	2,657	0.3%	—	—%
Other (g)	2,690	0.6%	361	0.1%	4,925	0.5%	342	0.0%
Adjusted EBITDA from continuing operations / Adjusted EBITDA Margin from continuing operations	$36,383	8.1%	$34,076	7.9%	$93,117	10.0%	$88,216	9.8%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding. Some of the percentage totals in the table above do not foot due to rounding differences.

	Three Months Ended		Six Months Ended
In thousands, except per share amounts	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Diluted EPS	$(0.04)	$0.07	$0.11	$0.30
Diluted EPS from discontinued operations	(0.03)	0.03	(0.03)	0.07
Diluted EPS from continuing operations	(0.01)	0.05	0.14	0.24
Stock-based compensation expense (a)	0.06	0.07	0.09	0.12
Asset impairment (b)	0.04	0.01	0.05	0.02
Litigation settlement (c)	—	—	0.06	—
Amortization of debt discount and deferred financing costs (d)	0.01	0.01	0.02	0.02
Derivative fair value adjustments (e)	0.04	0.00	0.07	0.04
ERP and CRM implementation expenses (f)	0.03	—	0.03	—
Other (g)	0.04	0.01	0.07	0.02
Tax effects (h)	(0.05)	(0.03)	(0.09)	(0.04)
Adjusted Diluted EPS from continuing operations	$0.15	$0.12	$0.44	$0.41

Weighted average diluted shares outstanding	78,575	78,343	78,774	78,784
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

(e)The adjustments for the derivative fair value (gains) and losses have the effect of adjusting the (gain) or loss for changes in the fair value of derivative instruments and amortization of AOCL for derivatives not designated as accounting hedges. This results in reflecting derivative (gains) and losses within Adjusted Diluted EPS during the period the derivative is settled.
(f)Costs related to the Company’s ERP and CRM implementation.
(g)Other adjustments include amounts that management believes are not representative of our operating performance (amounts in brackets represent reductions in Adjusted Operating Income, Adjusted Diluted EPS and Adjusted EBITDA), which are primarily related to costs associated with the digitization of paper-based records of $2.3 million and $4.1 million for the three and six months ended June 29, 2024, respectively, and other expenses and adjustments. Other adjustments for both Adjusted Operating Income and Adjusted Diluted EPS include amortization of the increase in carrying values of finite-lived intangible assets resulting from the application of purchase accounting following the acquisition of the Company by affiliates of KKR & Co. Inc. Adjusted Diluted EPS is also adjusted to include debt issuance costs.
(h)Represents the income tax effect of the total adjustments at our combined statutory federal and state income tax rates, including tax expense (benefit) from stock-based compensation.
Liquidity and Capital Resources
Our primary cash needs are for inventory, payroll, store rent, advertising, capital expenditures associated with new stores and updating existing stores, as well as information and remote medicine technology and infrastructure, including our corporate office, distribution centers, and laboratories. When appropriate, the Company may utilize excess liquidity towards debt service requirements, including voluntary debt prepayments, or required interest and principal payments, if any, as well as repurchases of common stock or other securities, based on excess cash flows. The most significant components of our operating assets and liabilities are inventories, accounts receivable, prepaid expenses and other assets, accounts payable, deferred and unearned revenue and other payables and accrued expenses. We exercise prudence in our use of cash and closely monitor various items related to cash flow including, but not limited to, cash receipts, cash disbursements, payment terms and alternative sources of funding. We continue to be focused on these items in addition to other key measures we use to determine how our consolidated business and operating segments are performing. We believe that cash on hand, cash expected to be generated from operations and the availability of borrowings under our Revolving Loans will be sufficient to fund our working capital requirements, liquidity obligations, anticipated capital expenditures, and payments due under our existing debt for the next 12 months and thereafter for the foreseeable future. Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the prepayment, refinancing or issuance of debt, issuance of equity or other securities, the proceeds of which could provide additional liquidity for our operations, as well as modifications to our Term Loan A where possible. In addition, depending on market conditions and other factors, we may elect to repurchase all or a significant portion of our outstanding 2025 Notes prior to their maturity on May 15, 2025, utilizing cash on hand and/or one or more of the additional liquidity sources noted above. Our ability to maintain sufficient liquidity may be affected by numerous factors, many of which are outside of our control. We primarily fund our working capital needs using cash provided by operations. Our working capital requirements for inventory will increase as we continue to open additional stores.
As of June 29, 2024, we had $179.5 million in cash and cash equivalents and $293.6 million of availability under our Revolving Loans, which includes $6.4 million in outstanding letters of credit.
As of June 29, 2024, we had $142.5 million of Term Loan A outstanding under our credit agreement. We were in compliance with all covenants related to our long-term debt as of June 29, 2024.
The following table summarizes cash flows provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended
In thousands	June 29, 2024	July 1, 2023
Cash flows provided by (used for):
Operating activities	$75,448	$112,216
Investing activities	(38,043)	(54,785)
Financing activities	(7,440)	(32,071)
Net change in cash, cash equivalents and restricted cash	$29,965	$25,360
Net Cash Provided by Operating Activities
Cash flows provided by operating activities decreased by $36.8 million to $75.4 million, during the six months ended June 29, 2024 from $112.2 million for the six months ended July 1, 2023 as a result of a decrease in net income and non-cash reconciling items of $21.5 million, as compared to the six months ended July 1, 2023. The decrease was also driven by changes in net working capital and other assets and liabilities, which used $15.3 million of cash year-over-year.
Decreases in other liabilities during the six months ended June 29, 2024 used $37.6 million in year-over-year cash, primarily due to decreases in compensation-related accruals. Decreases in accounts payable used $16.4 million in year-over-year cash, primarily as a result of the AC Lens wind down. These were partially offset by decreases in inventories which contributed $25.7 million in year-over-year cash, primarily due to AC Lens inventory decreasing and decreases in accounts receivable which contributed $23.8 million in year-over-year cash, primarily due to decreases in trade and credit card receivables during the six months ended June 29, 2024, compared to the six months ended July 1, 2023.
Net Cash Used for Investing Activities
Net cash used for investing activities decreased by $16.7 million, to $38.0 million, during the six months ended June 29, 2024 from $54.8 million during the six months ended July 1, 2023. The year-over-year decrease was primarily due to lower investments in doctor and in-store lab equipment, labs and distribution center, and new stores.
Net Cash Used For Financing Activities
Net cash used for financing activities was $7.4 million during the six months ended June 29, 2024 as compared to $32.1 million during the six months ended July 1, 2023. The $24.6 million year-over-year decrease in cash used for financing activities was primarily due to decreased purchases of treasury stock of $24.8 million during the six months ended June 29, 2024.
Share Repurchases
Effective February 23, 2024, the Board of Directors authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company’s common stock until January 3, 2026. During the six months ended July 1, 2023, the Company repurchased 1.1 million shares of its common stock for $25.0 million. As of June 29, 2024, $50 million remains available under the share repurchase authorization.
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
As of June 29, 2024, $142.5 million of term loan borrowings were subject to variable interest rates, and we had total borrowings of $445.0 million with a weighted average borrowing rate of 3.4%, inclusive of the effects of our interest rate collar. Our interest rate collar matured on July 18, 2024 and our variable interest rate term loan borrowings are exposed to changes in market rates. A 1.0% increase in market rates would result in a $1.4 million increase in interest expense. For more information about quantitative and qualitative disclosures about market risk, please see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in Part II. of the 2023 Annual Report on Form 10-K.

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
In accordance with Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 29, 2024. Based on that evaluation, the CEO and the CFO have concluded that the Company’s current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic filings with the SEC is made known to them in a timely manner.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal year 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Executive Officer Updates
On August 7, 2024, the Company appointed Alex Wilkes as President, effective August 19, 2024 (the “Start Date”). Mr. Wilkes, 46, most recently served as President of the Americas of CooperVision, a global leader in contact lenses, since June 2022. Prior to joining CooperVision, Mr. Wilkes spent over a decade at Luxottica, a leading global eyewear company, in various roles, including as Senior Vice President & General Manager of Pearle Vision from February 2016 to June 2022, where he was responsible for oversight of the brand.
Mr. Wilkes was not appointed pursuant to any arrangement or understanding with any other person. Mr. Wilkes has no family relationships with any director or executive officer of the Company and there are no transactions in which Mr. Wilkes has an interest requiring disclosure under Item 404(a) of Regulation S-K.
Upon assuming the role of President, Mr. Wilkes will receive an annual base salary of $600,000, and, beginning in 2025, will be eligible to receive an annual cash incentive award under the Company’s Short Term Incentive Plan with a target opportunity of 75% of his base salary. He will also be eligible to participate in the Company’s Long-Term Incentive Program with the equity award value, mix and metrics of future awards to be determined by the Board or Compensation Committee. In part to make Mr. Wilkes whole for compensation he forfeited with his previous employer, Mr. Wilkes will receive the following additional compensation: (i) a grant of restricted stock units on the Start Date having a grant date value equal to $2,000,000, and (ii) a cash sign-on bonus of $232,000 to be paid within 30 days of the Start Date. The restricted stock units will vest in three substantially equal annual installments beginning on the first anniversary of the Start Date, subject to Mr. Wilkes’ continued employment through each vesting date.
Mr. Wilkes will receive other standard retirement and health and welfare benefits under the terms of the Company’s benefit plans as generally applicable to the Company’s senior executives, including the Company’s Executive Severance Plan. See the Company’s Current Report on Form 8-K filed on December 18, 2018, regarding the level of benefits which will apply to Mr. Wilkes under the Executive Severance Plan. Mr. Wilkes will be eligible to receive relocation benefits pursuant to the Company’s relocation policy.
On August 7, 2024, the Company also announced that Mr. Patrick Moore, the Company’s Chief Operating Officer and former Chief Financial Officer, has shared his plans to retire at the end of this year. Mr. Moore will remain in his role until August 19, 2024, at which time he will shift to an advisory role focused on supporting the leadership transitions.

10b5-1 Trading Arrangements
Except as set forth below, during the three months ended June 29, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K).
On May 31, 2024, Melissa Rasmussen, Chief Financial Officer of the Company, adopted a trading arrangement for the sale of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of the Exchange Act Rule 10b5-1(c). Ms. Rasmussen’s Rule 10b5-1 Trading Plan provides for the sale of up to 10,000 shares of common stock pursuant to one or more limit orders from August 30, 2024, until May 30, 2025.

Item 6. Exhibits.
Exhibit Index

Exhibit No.	Exhibit Description
3.1	Third Amended and Restated Certificate of Incorporation of National Vision Holdings, Inc. - incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 10, 2021.
3.2	Fourth Amended and Restated Bylaws of National Vision Holdings, Inc. - incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 12, 2023.
10.1	National Vision Holdings, Inc. Amended and Restated 2017 Omnibus Incentive Plan - incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2024.
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the Company’s Quarterly report on Form 10-Q for the quarter ended June 29, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Vision Holdings, Inc.

Dated: August 7, 2024	By:	/s/ L. Reade Fahs
Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2024	By:	/s/ Melissa Rasmussen
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)