Form 10-Q
period 2024-09-28
National Vision Holdings, Inc.
filed 2024-11-06
CIK 1710155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2024
Common stock, $0.01 par value	78,749,765

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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth in Part I, Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2023 (the “2023 Annual Report on Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”), as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov, and also include, but are not limited to, the termination of our partnership with Walmart, including the transition period and other wind down activities, will have an impact on our business, revenues, profitability and cash flows, which impact could be material; market volatility, an overall decline in the health of the economy and other factors impacting consumer spending, including inflation, uncertainty in financial markets, recessionary conditions, escalated interest rates, the timing and issuance of tax refunds, governmental instability, war and natural disasters, may affect consumer purchases, which could reduce demand for our products and materially harm our sales, profitability and financial condition; failure to recruit and retain vision care professionals for in-store roles or to provide remote care offerings could adversely affect our business, financial condition and results of operations; the optical retail industry is highly competitive, and if we do not compete successfully, our business may be adversely impacted; if we fail to open and operate new stores (including as a result of store conversions) in a timely and cost-effective manner or fail to successfully enter new markets, our financial performance could be materially and adversely affected; if the performance of our Host brands declines or we are unable to maintain or extend our operating relationships with our Host partners, our business, profitability and cash flows may be adversely affected and we may be required to incur impairment charges; we are a low-cost provider and our business model relies on the low-cost of inputs and factors such as wage rate increases, inflation, cost increases, increases in the price of raw materials and energy prices could have a material adverse effect on our business, financial condition and results of operations; we require significant capital to fund our expanding business, including updating our Enterprise Resource Planning (“ERP”) and Customer Relationship Management (“CRM”), and other technological, systems and capabilities; our ability to successfully implement transformation initiatives (including store fleet optimization); our growth strategy could strain our existing resources and cause the performance of our existing stores to suffer; our success depends upon our marketing, advertising and promotional efforts and if we are unable to implement them successfully or efficiently, or if our competitors are more effective than we are, we may experience a material adverse effect on our business, financial condition and results of operations; we are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs; certain technological advances, greater availability of, or increased consumer preferences for, vision correction alternatives to prescription eyeglasses or contact lenses, or future drug development for the correction of vision-related problems may reduce the demand for our products and adversely impact our business and profitability; if we fail to retain our existing senior management team or attract qualified new personnel such failure could have a material adverse effect on our business, financial condition and results of operations; our profitability and cash flows may be negatively affected if we are not successful in managing our inventory balances and inventory shrinkage; our operating results and inventory levels fluctuate on a seasonal basis; our e-commerce and omni-channel business faces distinct risks, and our failure to successfully manage those risks could have a negative impact on our profitability; we depend on our distribution centers and/or optical laboratories; we may incur losses arising from our investments in technological innovators in the optical retail industry, including artificial intelligence, which would negatively affect our financial results; environmental, social and governance (“ESG”) issues, including those related to climate change, could have a material adverse effect on our business, financial condition and results of operations; changing climate and weather patterns leading to severe weather and disasters may cause significant business interruptions and expenditures; future operational success depends on our ability to develop, maintain and extend relationships with managed vision care companies, vision insurance providers and other third-party payors; we face risks associated with vendors from whom our products are sourced and are dependent on a limited number of suppliers; we rely heavily on our information technology systems, as well as those of our vendors, for our business to effectively operate and to safeguard confidential information; any significant failure, inadequacy, interruption or security breach could adversely affect our business, financial condition and operations; we rely on third-party coverage and reimbursement, including government programs, for an increasing portion of our revenues, the future reduction of which could adversely affect our results of operations; we are subject to extensive state, local and federal vision care and healthcare laws and regulations and failure to adhere to such laws and regulations would adversely affect our business; we are subject to managed vision care laws and regulations; we are subject to rapidly changing and increasingly stringent laws, regulations, contractual obligations, and industry standards relating to privacy, data security and data protection which could subject us to liabilities that adversely affect our business, operations and financial performance; we could be adversely affected by product liability, product recall or personal injury issues; failure to comply with laws, regulations and enforcement activities or changes in statutory, regulatory, accounting and other legal requirements could potentially impact our operating and financial results; adverse judgments or settlements resulting from legal proceedings relating to our business operations could materially adversely affect our business, financial condition and results of operations; we may not be able to adequately protect our intellectual property, which could harm the value of our brand and adversely affect our business; we have a significant amount of indebtedness which could adversely affect our business and financial position, including limiting our business flexibility and preventing us from meeting our debt obligations; a change in interest rates may adversely affect our business; our credit agreement contains restrictions that limit our flexibility in operating our business; conversion of the 2025 Notes could dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock; and risks related to owning our common stock, including our ability to comply with requirements to design and implement and maintain effective internal controls.
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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

In thousands, except par value	As of September 28, 2024	As of December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$81,154	$149,896
Accounts receivable, net	46,795	86,854
Inventories, net	87,593	119,908
Prepaid expenses and other current assets	28,173	40,012
Total current assets	243,715	396,670

Noncurrent assets:
Property and equipment, net	354,453	360,187
Goodwill	717,544	717,544
Trademarks and trade names	240,547	240,547
Other intangible assets, net	8,450	20,173
Right of use assets	419,709	406,275
Other assets	35,711	28,336
Noncurrent assets of discontinued operations	—	2,779
Total noncurrent assets	1,776,414	1,775,841
Total assets	$2,020,129	$2,172,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,559	$67,556
Other payables and accrued expenses	94,124	123,288
Unearned revenue	38,647	48,117
Deferred revenue	63,867	62,867
Current maturities of long-term debt and finance lease obligations	100,993	10,480
Current operating lease obligations	88,933	85,090
Current liabilities of discontinued operations	—	302
Total current liabilities	426,123	397,700

Noncurrent liabilities:
Long-term debt and finance lease obligations, less current portion and debt discount	252,848	450,771
Noncurrent operating lease obligations	388,668	376,814
Deferred revenue	22,704	21,459
Other liabilities	8,826	8,465
Deferred income taxes, net	80,963	87,884
Total noncurrent liabilities	754,009	945,393
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 85,334 and 84,831 shares issued as of September 28, 2024 and December 30, 2023, respectively; 78,691 and 78,311 shares outstanding as of September 28, 2024 and December 30, 2023, respectively	854	848
Additional paid-in capital	801,848	788,967
Accumulated other comprehensive loss	—	(419)
Retained earnings	254,708	254,616
Treasury stock, at cost; 6,643 and 6,520 shares as of September 28, 2024 and December 30, 2023, respectively	(217,413)	(214,594)
Total stockholders’ equity	839,997	829,418
Total liabilities and stockholders’ equity	$2,020,129	$2,172,511
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
In thousands, except earnings (loss) per share	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenue:
Net product sales	$363,156	$354,566	$1,113,206	$1,086,899
Net sales of services and plans	88,359	84,254	272,836	248,519
Total net revenue	451,515	438,820	1,386,042	1,335,418
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	106,392	105,850	330,809	323,286
Services and plans	83,537	77,979	248,246	226,992
Total costs applicable to revenue	189,929	183,829	579,055	550,278
Operating expenses:
Selling, general and administrative expenses	233,991	227,515	705,472	679,115
Depreciation and amortization	22,690	22,476	68,603	66,521
Asset impairment	13,726	1,452	17,701	2,699
Other expense (income), net	—	1	(1)	(103)
Total operating expenses	270,407	251,444	791,775	748,232
Income (loss) from operations	(8,821)	3,547	15,212	36,908
Interest expense, net	4,108	3,722	11,560	10,425
Gain on extinguishment of debt	(859)	—	(859)	—
Earnings (loss) from continuing operations before income taxes	(12,070)	(175)	4,511	26,483
Income tax provision (benefit)	(3,630)	191	2,239	8,198
Income (loss) from continuing operations, net of tax	(8,440)	(366)	2,272	18,285
Loss from discontinued operations, net of tax (See Note 2)	(28)	(73,432)	(2,180)	(68,199)
Net income (loss)	$(8,468)	$(73,798)	$92	$(49,914)

Basic earnings (loss) per share:
Continuing operations	$(0.11)	$(0.00)	$0.03	$0.23
Discontinued operations	$(0.00)	$(0.94)	$(0.03)	$(0.87)
Total	$(0.11)	$(0.94)	$0.00	$(0.64)
Diluted earnings (loss) per share:
Continuing operations	$(0.11)	$(0.00)	$0.03	$0.23
Discontinued operations	$(0.00)	$(0.94)	$(0.03)	$(0.87)
Total	$(0.11)	$(0.94)	$0.00	$(0.63)

Weighted average shares outstanding:
Basic	78,655	78,163	78,538	78,328
Diluted	78,655	78,163	78,747	78,646

Comprehensive income (loss):
Net income (loss)	$(8,468)	$(73,798)	$92	$(49,914)
Unrealized gain on hedge instruments	64	255	548	763
Tax provision of unrealized gain on hedge instruments	—	65	128	195
Comprehensive income (loss)	$(8,404)	$(73,608)	$512	$(49,346)
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three and Nine Months Ended September 28, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
In thousands	Shares	Amount
Balances at December 30, 2023	78,311	$848	$788,967	$(419)	$254,616	$(214,594)	$829,418
Issuance of common stock	363	4	312	—	—	—	316
Stock-based compensation	—	—	2,431	—	—	—	2,431
Purchase of treasury stock	(116)	—	—	—	—	(2,721)	(2,721)
Unrealized gain on hedge instruments, net of tax	—	—	—	190	—	—	190
Net income	—	—	—	—	11,685	—	11,685
Balances at March 30, 2024	78,558	$852	$791,710	$(229)	$266,301	$(217,315)	$841,319
Issuance of common stock	73	1	353	—	—	—	354
Stock-based compensation	—	—	4,749	—	—	—	4,749
Purchase of treasury stock	(3)	—	—	—	—	(54)	(54)
Unrealized gain on hedge instruments, net of tax	—	—	—	165	—	—	165
Net income (loss)	—	—	—	—	(3,125)	—	(3,125)
Balances at June 29, 2024	78,628	$853	$796,812	$(64)	$263,176	$(217,369)	$843,408
Issuance of common stock	67	1	530	—	—	—	531
Stock-based compensation	—	—	4,506	—	—	—	4,506
Purchase of treasury stock	(4)	—	—	—	—	(44)	(44)
Unrealized gain on hedge instruments, net of tax	—	—	—	64	—	—	64
Net income (loss)	—	—	—	—	(8,468)	—	(8,468)
Balances at September 28, 2024	78,691	$854	$801,848	$—	$254,708	$(217,413)	$839,997

	Three and Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
In thousands	Shares	Amount
Balances at December 31, 2022	78,992	$842	$767,112	$(1,179)	$320,517	$(186,179)	$901,113
Issuance of common stock	282	3	490	—	—	—	493
Stock-based compensation	—	—	4,271	—	—	—	4,271
Purchase of treasury stock	(1,189)	—	—	—	—	(27,609)	(27,609)
Unrealized gain on hedge instruments, net of tax	—	—	—	188	—	—	188
Net income	—	—	—	—	18,270	—	18,270
Balances at April 1, 2023	78,085	$845	$771,873	$(991)	$338,787	$(213,788)	$896,726
Issuance of common stock	70	1	451	—	—	—	452
Stock-based compensation	—	—	5,438	—	—	—	5,438
Purchase of treasury stock	(1)	—	—	—	—	(8)	(8)
Unrealized gain on hedge instruments, net of tax	—	—	—	190	—	—	190
Net income	—	—	—	—	5,614	—	5,614
Balances at July 1, 2023	78,154	$846	$777,762	$(801)	$344,401	$(213,796)	$908,412
Issuance of common stock	27	—	381	—	—	—	381
Stock based compensation	—	—	5,212	—	—	—	5,212
Purchase of treasury stock	(2)	—	—	—	—	(45)	(45)
Unrealized gain on hedge instruments, net of tax	—	—	—	190	—	—	190
Net income (loss)	—	—	—	—	(73,798)	—	(73,798)
Balances at September 30, 2023	78,179	$846	$783,355	$(611)	$270,603	$(213,841)	$840,352
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
In thousands	September 28, 2024	September 30, 2023
Cash flows from operating activities:
Net income (loss)	$92	$(49,914)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,934	74,149
Amortization of debt discount and deferred financing costs	1,740	2,604
Amortization of cloud computing implementation costs	3,842	2,028
Asset impairment	17,915	82,114
Deferred income tax expense (benefit)	(6,921)	(413)
Stock-based compensation expense	11,778	15,040
Losses (gains) on change in fair value of derivatives	(34)	(1,942)
Inventory adjustments	3,618	2,886
Other	(283)	2,283
Changes in operating assets and liabilities:
Accounts receivable	39,705	2,743
Inventories	28,697	(311)
Operating lease right of use assets and lease liabilities	(1,692)	59
Other assets	2,082	2,769
Accounts payable	(27,997)	(2,394)
Deferred and unearned revenue	(7,225)	1,218
Other liabilities	(31,884)	20,353
Net cash provided by operating activities	103,367	153,272
Cash flows from investing activities:
Purchase of property and equipment	(63,485)	(81,965)
Other	1,117	(614)
Net cash used for investing activities	(62,368)	(82,579)
Cash flows from financing activities:
Repayments on long-term debt	(218,751)	(1,875)
Proceeds from issuance of long-term debt	115,000	—
Proceeds from issuance of common stock	1,201	1,326
Purchase of treasury stock	(2,819)	(27,662)
Payments of debt issuance costs	(1,703)	(2,869)
Payments on finance lease obligations	(2,279)	(3,085)
Net cash used for financing activities	(109,351)	(34,165)
Net change in cash, cash equivalents and restricted cash	(68,352)	36,528
Cash, cash equivalents and restricted cash, beginning of year	151,027	230,624
Cash, cash equivalents and restricted cash, end of period	$82,675	$267,152

Supplemental cash flow disclosure information:
Cash paid for interest	$7,600	$6,378
Cash paid for taxes	$5,996	$6,338
Capital expenditures accrued at the end of the period	$9,063	$8,969
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Description of Business and Basis of Presentation
Nature of Operations
National Vision Holdings, Inc. (“NVHI,” the “Company,” “we,” “our,” or “us”) is a holding company whose operating subsidiaries include its indirect wholly-owned subsidiary, National Vision, Inc. (“NVI”) and NVI’s wholly-owned subsidiaries. We are a leading value retailer of eyeglasses and contact lenses in the United States (the “U.S.”). We operated 1,231 and 1,188 retail optical locations in the U.S. and its territories as of September 28, 2024 and December 30, 2023, respectively, through our four store brands, including America’s Best Contacts and Eyeglasses (“America’s Best”), Eyeglass World, Vista Optical locations on select U.S. Army/Air Force military bases (“Military”) and within select Fred Meyer stores. We operated 225 stores for Walmart Inc. (“Walmart”) as of December 30, 2023; these stores are not reflected in the store counts above and the operating results of these stores are presented as discontinued operations. Also presented in discontinued operations are the majority of the operations formerly conducted by the Company’s Arlington Contact Lens (“AC Lens”) subsidiary. Refer to Note 2. “Discontinued Operations” for more information.
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
Certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted; however, we believe that the disclosures included herein are sufficient for a fair presentation of the information presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the fiscal year ended December 30, 2023 included in the 2023 Annual Report on Form 10-K. The Company’s significant accounting policies are set forth in Note 1. within those consolidated financial statements. We use the same accounting policies in preparing interim condensed consolidated financial information and annual consolidated financial statements. There were no changes to our significant accounting policies during the nine months ended September 28, 2024.
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
The Company has consolidated certain entities meeting the definition of a variable interest entity (“VIE”) as the Company concluded that it is the primary beneficiary of the entities under the provisions of Accounting Standards Codification 810, Consolidation. As of September 28, 2024, the variable interest entities include 29 professional corporations. The total assets of the consolidated VIEs included in the accompanying Condensed Consolidated Balance Sheets as of September 28, 2024 and December 30, 2023, were $3.5 million and $8.3 million, respectively, and the total liabilities of the consolidated VIEs were $5.5 million and $9.8 million, respectively.
Fiscal Year
Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31. Fiscal year 2024 contains 52 weeks and will end on December 28, 2024. All three and nine month periods presented herein contain 13 and 39 weeks, respectively. All references to years and quarters relate to fiscal periods rather than calendar periods.
Seasonality
The consolidated results of operations for the three and nine months ended September 28, 2024 and September 30, 2023, are not necessarily indicative of the results to be expected for the full fiscal year due to seasonality and uncertainty of general economic conditions that may impact our key markets. Historically, our business has realized a higher portion of net revenue, income from operations, and cash flows from operations in the first half of the year, and a lower portion of net revenue, income from operations, and cash flows from operations in the fourth fiscal quarter. The first half seasonality is attributable primarily to the timing of our customers’ personal income tax refunds and annual health insurance program start/reset periods. Seasonality related to fourth quarter holiday spending by retail customers generally does not impact our business. Our quarterly consolidated results generally may also be affected by the timing of new store openings, store closings, and certain holidays.
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
Asset Impairment
Non-cash impairment charges of $13.7 million and $17.7 million were recorded for the three and nine months ended September 28, 2024 related to our Fred Meyer contracts and relationships intangible asset and tangible long-lived store assets and Right of Use (“ROU”) assets, compared to $1.5 million and $2.7 million related to tangible long-lived store assets and ROU assets for the three and nine months ended September 30, 2023. The impairments were recognized in Corporate/Other, and are reflected in Asset impairment in the Condensed Consolidated Statements of Operations and Comprehensive Income. Refer to Note 5. “Fair Value Measurement” for additional information on impairment charges.
We tested the Fred Meyer contracts and relationships intangible asset for recoverability as of September 28, 2024 due to the decision to close certain Fred Meyer stores as part of our store fleet review in the current period. We determined that the carrying value of the asset was not recoverable and recognized an impairment of $10.5 million related to this asset during the three and nine months ended September 28, 2024.
Aggregate intangible asset amortization expense is included in Depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income. Aggregate future estimated intangible asset amortization expense is shown in the following table:

Fiscal Year	In thousands
2024 - remainder of fiscal year	182
2025	714
2026	677
2027	677
2028	677
Thereafter	5,523
$8,450
Impairments of tangible long-lived store assets and ROU assets were primarily driven by lower than projected customer sales volume in certain stores and other entity-specific assumptions, and also reflect the effects of certain store closure decisions made as part of the Company’s store optimization review in the current period. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and the likelihood that these scenarios would be ultimately realized; and the remaining useful lives of the assets.
Store fleet review
During the three months ended September 28, 2024, we completed a comprehensive store fleet review and decided on actions to address identified stores. As a result of this review, we plan to close 39 stores and convert four Eyeglass World stores to America’s Best stores. During the three and nine months ended September 28, 2024, we recognized costs of $1.1 million consisting primarily of lease termination costs and termination benefits for certain associates. Substantially all of the costs were recognized in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Additional costs incurred related to the store fleet review during the three and nine months ended September 28, 2024 include $10.5 million of non-cash intangible asset impairment and $2.7 million of non-cash tangible long-lived and ROU asset impairment, both recognized in Asset impairment in the Condensed Consolidated Statements of Operations and Comprehensive Income. Refer to Note 5. “Fair Value Measurement” for additional information on the impairment charges.
All costs incurred related to the store fleet review were recognized in the Corporate/Other category. Liabilities related to this plan are recorded in Other payables and accrued expenses in the Condensed Consolidated Balance Sheets.

Income Taxes
Prior to the second quarter of 2024, the Company’s quarterly provision (benefit) for income taxes was calculated using the annualized effective tax rate (“AETR”) method, which applies an estimated annual effective tax rate to pre-tax income or loss. For the three and nine months ended September 28, 2024, the Company calculated the provision (benefit) for income taxes using a discrete effective tax rate (“ETR”) method. The Company determined that due to the fact that small changes in the Company’s estimated pretax income or loss would result in significant changes in the estimated AETR, the historical method would not provide a reliable estimate for the three and nine months ended September 28, 2024.
Our effective tax rate for the three months ended September 28, 2024 was 30.1%, reflecting our statutory federal and state rate of 25.2%, tax impacts of consolidated VIEs and effects of other permanent items. Our effective tax rate for the three months ended September 30, 2023 was (109.1)%, reflecting our statutory federal and state rate of 25.4%, reduced deductibility of meals and entertainment and effects of other permanent items.
Our effective tax rate for the nine months ended September 28, 2024 was 49.6%, reflecting our statutory federal and state rate of 25.2%, tax impacts of consolidated VIEs, non-deductible compensation expense and other permanent items. Our effective tax rate for the nine months ended September 30, 2023 was 31.0%, reflecting our statutory federal and state rate of 25.4%, tax impacts from reduced deductibility of meals and entertainment and non-deductible compensation expenses, and effects of other permanent items.
Share Repurchases
Effective February 23, 2024, the Board of Directors authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company’s common stock until January 3, 2026. As of September 28, 2024, $50 million remains available under the share repurchase authorization. During the nine months ended September 30, 2023, the Company repurchased 1.1 million shares of its common stock for $25.0 million.
Investments
In the second quarter of fiscal year 2023, we completed an investment in an entity specializing in applying artificial intelligence-powered screening and diagnostic tools to retinal imaging. We invested $1.0 million during the nine months ended September 28, 2024. As of September 28, 2024, we have invested a total of $2.8 million in the entity. We have agreed to invest up to an additional $0.5 million in the entity upon the completion of certain milestones. The investment is recognized in Other assets in the Condensed Consolidated Balance Sheets and in Other in the investing section of the Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2024. The investment is valued at cost.
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
Our operations related to Walmart, including our former Legacy reportable segment, as well as the majority of our AC Lens operations, met the requirements to be classified as discontinued operations. Accordingly, we classified the results of these operations as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. The results of all discontinued operations, less applicable income taxes, are reported as components of net income separate from the net income of continuing operations, and certain assets and liabilities associated with these operations were classified as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets for the periods presented. Additionally, the cash flows and comprehensive income of discontinued operations have not been segregated and are included in the interim Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Operations and Comprehensive Income, respectively, for all periods presented. All amounts included in the notes to the unaudited condensed consolidated financial statements relate to continuing operations unless otherwise noted. For additional information, see Note 2. “Discontinued Operations.”
Future Adoption of Accounting Pronouncements
Segment reporting. In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update provides, among other things, enhanced segment disclosure requirements including disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the guidance on the consolidated financial statements and disclosures.
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
Expense Disaggregation Disclosures. In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income (Topic 220-40): Expense Disaggregation Disclosures (“ASU 2024-03”). This update requires, among other things, more detailed disclosure about types of expenses in commonly presented expense captions such as cost of sales and SG&A, and is intended to improve the disclosures about an entity’s expenses including purchases of inventory, employee compensation, depreciation and amortization. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of the guidance on the consolidated financial statements and disclosures.
The Enhancement and Standardization of Climate-Related Disclosures for Investors. In March 2024, the SEC issued its final rules on the enhancement and standardization of climate-related disclosures for investors. Subsequent to issuance, the rules became the subject of litigation. The SEC has issued a stay to allow the legal process to proceed and has indicated that it will publish a new effective date for the rules, if ultimately implemented, at the conclusion of the stay. Unless legal challenges to the rule prevail, this rule will require registrants to disclose certain climate-related information in registration statements and annual reports, and includes revisions to Regulation S-X (including disclosure related to severe weather events and other natural conditions), which would apply to the Company’s financial statements. The Company is currently evaluating the rule to determine the impact on its consolidated financial statements and disclosures.
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
We recorded a net (benefit) expense of $(0.6) million and $5.1 million, respectively, during the three and nine months ended September 28, 2024, and $2.0 million during the three and nine months ended September 30, 2023 associated with the termination of the Walmart MSA and wind down of AC Lens, which consisted of employee compensation benefits, early termination fees, and other exit related costs. These charges were recorded in both Selling, general, and administrative expenses and Costs applicable to revenue for discontinued operations. The plan has been substantially completed and we do not anticipate additional material costs related to this plan.
As a result of the termination of the Walmart MSA and wind down of AC Lens operations, our former Legacy reportable segment and certain other results previously included in our Corporate/Other and Reconciliations categories, met the criteria to be presented as discontinued operations. Accordingly, the assets and liabilities and results of operations of the discontinued operations have been presented in the tables below.

Refer to Note 3. “Details of Cost Savings Plan” for more information on the cost savings plan related to our continuing operations.
Major classes of assets and liabilities related to discontinued operations are presented in the table below. We have retained working capital and deferred tax balances related to discontinued operations; consequently, these items are not part of the disposal group.

In thousands	As of September 28, 2024	As of December 30, 2023
Noncurrent assets:
Property and equipment, net	$—	$2,376
Right of use assets	—	304
Other intangible assets, net	—	99
Total noncurrent assets of discontinued operations	$—	$2,779

Current liabilities:
Current operating lease obligations	$—	$302
Total current liabilities of discontinued operations	$—	$302

The following table presents income (loss) from discontinued operations, net of tax:

	Three Months Ended		Nine Months Ended
In thousands	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenue:
Net product sales	$(109)	$80,990	$126,961	$246,343
Net sales of services and plans	—	12,546	4,513	38,304
Total net revenue	(109)	93,536	131,474	284,647
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	110	61,557	109,638	184,737
Services and plans	(119)	6,640	2,643	18,902
Total costs applicable to revenue	(9)	68,197	112,281	203,639
Operating expenses:
Selling, general and administrative expenses	(210)	22,190	22,954	64,483
Depreciation and amortization	—	1,931	1,331	7,628
Asset impairment	214	79,382	214	79,415
Other expense (income), net	(67)	(20)	(87)	(50)
Total operating expenses	(63)	103,483	24,412	151,476
Loss from discontinued operations before income taxes	(37)	(78,144)	(5,219)	(70,468)
Income tax benefit from discontinued operations	(9)	(4,712)	(3,039)	(2,269)
Loss from discontinued operations, net of tax	$(28)	$(73,432)	$(2,180)	$(68,199)

The following table presents significant non-cash items and cash flows from investing activities related to discontinued operations:

	Nine Months Ended
	September 28, 2024	September 30, 2023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$1,331	7,628
Asset impairment	214	79,415
Stock-based compensation expense	(1)	720
Inventory adjustments	442	(84)
Other	(1,647)	—
Cash flows from investing activities:
Purchase of property and equipment	—	(1,762)
Other	1,738	—

3. Details of Cost Savings Plan
In connection with the discontinued operations, the Company implemented a cost savings plan that included optimizing non-customer facing labor costs, as well as reducing travel expenses and third-party spend. We have incurred $1.9 million of employee compensation benefits since the inception of the cost savings plan, which is included within our continuing operations results. The plan has been substantially completed and we do not anticipate additional material costs related to this plan. The liability related to this plan is recorded in Other payables and accrued expenses in the Condensed Consolidated Balance Sheets. Some remaining payments are not anticipated to occur until fiscal year 2025. This disclosure excludes the impact of the Walmart partnership termination and wind down of AC Lens operations, which are currently presented under discontinued operations.

In thousands	Employee Compensation Benefits
Balance at December 30, 2023	$1,800
Expenses recognized during the period	69
Payments during the period	(1,643)
Balance at September 28, 2024	$226

Employee compensation benefits
During the nine months ended September 28, 2024 and the three and nine months ended September 30, 2023, respectively, we recognized $0.1 million in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income, in the Corporate/Other category, related to termination benefits for certain associates; these charges were recognized in accordance with FASB guidance on employers’ accounting for postemployment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate.

4. Details of Certain Balance Sheet Accounts
The following table provides a reconciliation of cash and cash equivalents reported within the Condensed Consolidated Balance sheets to the total of Cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statement of Cash Flows:

	Nine Months Ended
In thousands	September 28, 2024	September 30, 2023
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$81,154	$265,815
Restricted cash included in other assets	1,521	1,337
	$82,675	$267,152

The following tables provide additional details of certain balance sheet accounts as of the dates shown below:

In thousands	As of September 28, 2024	As of December 30, 2023
Accounts receivable, net:
Trade receivables	$18,522	$43,518
Credit card receivables	15,414	27,905
Other receivables (1)	13,059	15,747
Allowance for credit losses	(200)	(316)
	$46,795	$86,854
(1) Includes Coronavirus Aid, Relief, and Economic Security (“CARES”) Act receivable in the amount of $9.0 million as of September 28, 2024 and December 30, 2023.

In thousands	As of September 28, 2024	As of December 30, 2023
Inventories, net:
Raw materials and work in process (1)	$58,502	$57,367
Finished goods	29,091	62,541
	$87,593	$119,908
(1)Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not separately present raw materials and work in process.

In thousands	As of September 28, 2024	As of December 30, 2023
Other payables and accrued expenses:
Associate compensation and benefits	$30,113	$62,614
Self-insurance liabilities	9,883	9,139
Capital expenditures	9,063	5,412
Advertising	6,150	6,446
Reserves for customer returns and remakes	4,841	9,093
Payable to Walmart	—	6,068
Income taxes payable	1,621	1,863
Supplies and other store support expenses	4,140	5,434
Litigation settlements (See Note 11)	4,950	500
Other	23,363	16,719
	$94,124	$123,288

In thousands	As of September 28, 2024	As of December 30, 2023
Other noncurrent liabilities:
Self-insurance liabilities	$6,051	$5,657
Other	2,775	2,808
	$8,826	$8,465

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
Non-recurring fair value measurements
We recognized impairments of $13.7 million and $17.7 million during the three and nine months ended September 28, 2024, respectively, primarily related to our Fred Meyer contracts and relationships intangible asset and our long-lived tangible store assets and ROU assets, and $1.5 million and $2.7 million during the three and nine months ended September 30, 2023, respectively, primarily related to our long-lived tangible store assets and ROU assets. A decrease in the estimated cash flows would lead to a lower fair value measurement, as would an increase in the discount rate. These non-recurring fair value measurements are classified as Level 3 measurements in the fair value hierarchy.
Long-lived Store and ROU Store Assets
The cash flows used in estimating fair value were discounted using market rates of 11.0% to 11.5%. The estimated remaining fair value of the store assets impaired during the nine months ended September 28, 2024 and September 30, 2023 was $3.8 million and $2.8 million, respectively; the estimated remaining fair values include amounts estimated at various dates during the related fiscal years. Substantially all of the remaining fair value of the impaired store assets represents the fair value of ROU assets.
Finite-Lived Intangible Assets
Related to the impairment recognized for the Fred Meyer contracts and relationships intangible asset, we estimated fair value using the discounted cash flow method of the income approach. The cash flows included assumptions about future extensions of our relationship with Fred Meyer, as well as assumptions about future revenue growth and profitability, and were discounted using a rate of 9%. The estimated remaining fair value of the asset was $8.4 million as of September 28, 2024. Refer to Note 1. “Description of Business and Basis of Presentation” for more details on the Fred Meyer contracts and relationships intangible asset.
Additional fair value information
Term Loan A and Revolving Loans
Since the borrowings under the $257.5 million outstanding principal first lien term loan (“Term Loan A”) and revolving credit loans in an aggregate principal amount of $300.0 million (the “Revolving Loans”) utilize variable interest rate setting mechanisms such as Term SOFR, the fair values of these borrowings are deemed to approximate the carrying values. We also considered the effect of our own credit risk on the fair values of Term Loan A and Revolving Loans. Refer to Note 6. “Debt” for more information on these borrowings.
2025 Notes
The Company has $84.8 million in aggregate principal amount of 2.50% convertible senior notes due on May 15, 2025 (the “2025 Notes”) issued and outstanding as of September 28, 2024. Refer to Note 6. “Debt” for more information on the 2025 Notes. The estimated fair value of the 2025 Notes was approximately $83.0 million and $303.3 million as of September 28, 2024 and December 30, 2023, respectively. The estimated fair value of the 2025 Notes is based on the prices the 2025 Notes have traded in the market as well as overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates, and represents a Level 2 measurement in the fair value hierarchy. Refer to Note 6. “Debt” for more information on the 2025 Notes.

6. Debt

Our debt consists of the following:

In thousands	As of September 28, 2024	As of December 30, 2023
2025 Notes, due May 15, 2025	$84,774	$302,497
Term Loan A, due June 13, 2028	257,500	146,250
Revolving Loans, due June 13, 2028	—	—
Debt before unamortized discount and issuance costs	342,274	448,747
Unamortized discount and issuance costs - 2025 Notes	(330)	(2,497)
Unamortized discount and issuance costs - Term Loan A	(1,716)	(1,066)
Debt less debt discount and issuance costs	340,228	445,184
Less current maturities	(98,024)	(7,500)
Long-term debt - noncurrent portion	242,204	437,684
Finance lease obligations	13,613	16,067
Less current maturities	(2,969)	(2,980)
Long-term debt and finance lease obligations, less current portion, discount, and issuance costs	$252,848	$450,771

Scheduled annual maturities of debt are as follows:

Fiscal Period	In thousands
2024 - remainder of fiscal year	$3,313
2025	101,337
2026	13,250
2027	13,250
2028	211,124
Thereafter	—
$342,274
Credit Agreement
On August 9, 2024, Nautilus Acquisition Holdings, Inc. (“Holdings”), a Delaware corporation and a wholly-owned subsidiary of National Vision Holdings, Inc., National Vision, Inc. (“Borrower”), a Georgia corporation and a wholly-owned subsidiary of the Company, and certain other subsidiaries of the Company entered into a Joinder Agreement (the “Joinder Agreement”) to the Second Amended and Restated Credit Agreement, dated as of June 13, 2023 (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), among Holdings, Borrower, the other credit parties party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent.
The Joinder Agreement provides for, among other things, the establishment of incremental term loans in an aggregate principal amount of $115.0 million, provided to the borrower on August 9, 2024. These incremental term loans under the Joinder Agreement have the same terms as the existing term loans under the Second Amended and Restated Credit Agreement, dated as of June 13, 2023.

The additional borrowings resulted in $0.9 million of fees deferred on the Condensed Consolidated Balance Sheets during the three and nine months ended September 28, 2024. After giving effect to additional borrowings, $257.5 million principal remains outstanding under Term Loan A.

2025 Notes
On August 12, 2024, the Company used the proceeds of the incremental term loan, together with cash from the balance sheet, to repurchase $217.7 million aggregate principal amount of the 2025 Notes for an aggregate cash repurchase price of $215.0 million plus accrued and unpaid interest on such notes. The repurchase was accounted for as an extinguishment of debt and resulted in an extinguishment gain of $0.9 million on the Company’s Condensed Consolidated Statements of Operations during the three and nine months ended September 28, 2024, which includes a write-off of related deferred issuance costs of $1.0 million and immediate recognition of third party-fees of $0.8 million. After giving effect to the repurchase, $84.8 million principal amount remains outstanding. Our effective interest rate remained at 3.2% as of September 28, 2024.
Based on the initial conversion rate, the 2025 Notes were convertible into 12.9 million shares of our common stock and we reserved for the possible issuance of 16.5 million shares, which is the maximum amount that could be issued upon conversion. As of September 28, 2024, the 2025 Notes are convertible into 2.7 million shares of our common stock and a maximum of 3.5 million shares of our common stock. See Note 13. “Earnings Per Share” for the treatment of earnings per share in relation to the 2025 Notes.
The 2025 Notes mature on May 15, 2025, and due to the upcoming maturity the outstanding principal balance of $84.8 million is reflected as a current liability in the accompanying Condensed Consolidated Balance Sheets as of September 28, 2024. As of September 28, 2024, the Company has $293.6 million of availability under its revolving credit facility, in addition to $81.2 million of cash on hand, which provides the Company with sufficient liquidity to repay the remaining balance of the 2025 Notes as they become due.
We recognized the following in Interest expense (income), net related to the 2025 Notes:

	Three Months Ended		Nine Months Ended
In thousands	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Contractual interest expense	$1,132	$2,516	$4,913	$7,547
Amortization of issuance costs	$254	$617	$1,142	$1,733
As of September 28, 2024, the stock price conditions under which the 2025 Notes can be converted at the holders’ option were not met.
We were in compliance with all covenants related to our debt as of September 28, 2024.

7. Interest Rate Derivatives
We were party to an interest rate collar to offset the variability of cash flows in Term SOFR-indexed debt interest payments. The interest rate collar matured on July 18, 2024.
We recognized immaterial (gains) losses on the change in fair value of the interest rate collar during the three months ended September 28, 2024, and recognized $(0.5) million during the nine months ended September 28, 2024. During the three and nine months ended September 30, 2023 we recognized (gains) losses of $(0.4) million and $(2.7) million, respectively.
Cash flows related to derivatives qualifying as hedges are included in the same section of the Consolidated Statements of Cash Flows as the underlying assets and liabilities being hedged. Cash flows during the nine months ended September 28, 2024 and September 30, 2023 related to derivatives not qualifying as hedges were included in the operating section of the Condensed Consolidated Statements of Cash Flows and were immaterial.
8. Stock Incentive Plans
On June 12, 2024, the Company’s stockholders approved the amendment and restatement of the National Vision Holdings, Inc. 2017 Omnibus Incentive Plan (as amended and restated, the “2017 Omnibus Incentive Plan”), increasing the number of shares of common stock of the Company authorized for issuance under the 2017 Omnibus Incentive Plan by an additional 5.6 million shares.
During the nine months ended September 28, 2024, the Company granted 332,216 performance-based restricted stock units (“PSUs”) and 852,025 time-based restricted stock units (“RSUs”) to eligible employees and non-employee directors under the 2017 Omnibus Incentive Plan and the 2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its Subsidiaries (the “2014 Stock Incentive Plan”). The PSUs granted in fiscal 2024 will be settled after the end of the performance period (i.e., cliff vesting), which begins on the first day of our 2024 fiscal year and ends on the last day of our 2026 fiscal year, and are based on the Company’s achievement of certain performance targets. The RSUs granted in fiscal 2024 vest primarily in three equal annual installments.

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
The following disaggregation of revenues depicts our revenue based on the timing of revenue recognition:

	Three Months Ended		Nine Months Ended
In thousands	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenues recognized at a point in time	$419,643	$407,181	$1,290,205	$1,240,768
Revenues recognized over time	31,872	31,639	95,837	94,650
Total net revenue	$451,515	$438,820	$1,386,042	$1,335,418
Refer to Note 12. “Segment Reporting” for the Company’s disaggregation of net revenue among the Owned & Host reportable segment, as well as the Corporate/Other and Reconciliation categories. As our reportable segment is aligned by similar economic factors, trends and customers, the reportable segment disaggregation view best depicts how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors.
We record reductions in revenue for estimated price concessions granted to managed care providers. The Company considers its revenue from managed care customers to include variable consideration and estimates such amounts associated with managed care customer revenues using the history of concessions provided and cash receipts from managed care providers. We reduced our net revenue for variable consideration of $5.5 million and $3.7 million during the three months ended September 28, 2024 and September 30, 2023, respectively, and $12.5 million and $10.8 million during the nine months ended September 28, 2024 and September 30, 2023, respectively.
Accounts Receivable
Credit loss expense recognized on our receivables, which is presented in SG&A expenses in the Company’s Condensed Consolidated Statements of Operations, was immaterial for the three months ended September 28, 2024, and $0.1 million for the three months ended September 30, 2023, and $0.2 million and $0.4 million for the nine months ended September 28, 2024 and September 30, 2023, respectively.
Unsatisfied Performance Obligations (Contract Liabilities)
During the three months ended September 28, 2024 and September 30, 2023, we recognized $23.1 million and $23.1 million, respectively, of deferred revenues outstanding at the beginning of each respective period. During the nine months ended September 28, 2024 and September 30, 2023, we recognized $54.4 million and $53.7 million, respectively, of deferred revenues outstanding at the beginning of each respective period.
Our deferred revenue balance as of September 28, 2024 and December 30, 2023 was $86.6 million and $84.3 million, respectively. We expect future revenue recognition of the September 28, 2024 balance of $43.4 million, $26.2 million, $13.8 million and $3.2 million in fiscal years 2024, 2025, 2026 and 2027, respectively.

10. Leases

Our lease costs for the three and nine months ended September 28, 2024 and September 30, 2023 were as follows:

	Three Months Ended		Nine Months Ended
In thousands	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Operating lease cost
Fixed lease cost (a)	$25,628	$24,258	$76,701	$71,317
Variable lease cost (b)	9,428	9,255	28,232	27,198
Sublease income (c)	(379)	(330)	(1,044)	(955)
Finance lease cost
Amortization of finance lease assets	564	775	1,805	2,525
Interest on finance lease liabilities	300	401	948	1,290
Net lease cost	$35,541	$34,359	$106,642	$101,375

(a) Includes short-term leases, which are immaterial.
(b) Includes costs for insurance, real estate taxes and common area maintenance expenses, which are variable as well as lease costs above minimum thresholds for Fred Meyer stores and lease costs for Military stores.

(c) Income primarily from sub-leasing of stores includes rental income from leasing space to independent optometrists.

In thousands	Nine Months Ended
Other Information	September 28, 2024	September 30, 2023
Operating cash outflows - operating leases	$84,062	$76,747
Right of use assets acquired under operating leases	$84,559	$85,989

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
On September 23, 2022, we were served with notice of a lawsuit filed by a former employee in California state court alleging, on behalf of a proposed class of employees, several violations of California wage and hour laws. On December 9, 2022, the case was removed to the federal District Court for the Northern District of California. On January 18, 2023, we were served with a related representative action filed in California state court pursuant to California’s Private Attorneys General Act. We filed an answer to this action on February 17, 2023. On September 29, 2023, the state court set the PAGA action for trial on October 7, 2024. The parties attended mediation on March 11, 2024, but a resolution of the matter was not reached at that time. Following mediation, the parties agreed to a settlement of all claims alleged by the named plaintiff on behalf of himself and all putative class members and other aggrieved employees. The Company will pay $4.5 million for the gross settlement fund in connection with the settlement. The settlement is subject to approval by the court following a fairness hearing. The parties agreed to move the federal and state court actions to state court for review of the settlement terms agreed to by the parties.
On June 6, 2023, the Company was served with notice of a former employee’s intention to file a representative action against the Company pursuant to California’s Private Attorneys General Act based on alleged violations of California’s wage and hour laws. On June 22, 2023, the Company was served with a related lawsuit filed by the former employee in California state court alleging, on behalf of a proposed class of employees, violations of California wage and hour laws. On July 24, 2023, the Company filed its answer and a notice of removal of the case to the federal District Court for the Southern District of California. On July 28, 2023, the Company filed a Notice of Related Cases, seeking for both the case currently pending in the Northern District of California and described in the paragraph above and this case to be assigned to the same Judge/Magistrate Judge in an effort to save judicial effort and avoid duplication of labor. On August 15, 2023, the parties filed a stipulation to stay the case in the Southern District of California pending the resolution of the lawsuit pending in the Northern District of California. On August 21, 2023, the court entered an Order to Show Cause why the action should not be either dismissed or transferred to the federal court for the Northern District of California. Following the parties’ submission of their respective responses, the court dismissed the action without prejudice on September 11, 2023. The plaintiff retains his ability to pursue a PAGA action in state court pursuant to the June 6, 2023 notice. On January 22, 2024, the plaintiff filed a demand for arbitration of the claims set forth in the Complaint previously filed in state court in June 2023. The Company filed its response to the arbitration demand and the parties have engaged in limited discovery. We dispute the plaintiff’s allegations and intend to vigorously defend the litigation.
On January 27, 2023, a purported class action complaint was filed in federal court in the Northern District of Georgia against the Company and two of the Company’s officers (the “Securities Class Action”). The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 for materially false and misleading statements made between May 2021 and May 2022. The complaint seeks unspecified damages as well as equitable relief. On March 28, 2023, the original plaintiff, City of Southfield General Employees Retirement System, and a new plaintiff, International Union of Operating Engineers, Local No. 793, Members Pension Benefit Trust of Ontario, filed a lead plaintiff motion, seeking to be appointed co-lead plaintiffs. On April 3, 2023, the Company along with its named officers filed a motion to dismiss the complaint. On May 19, 2023, the court granted the lead plaintiff motion. On June 30, 2023, the plaintiffs filed an amended complaint, which added a claim under Section 20A of the Exchange Act and extended the alleged class period to February 28, 2023. On August 21, 2023, the Company filed a motion to dismiss the amended complaint. The plaintiffs filed their response in opposition to this motion on October 5, 2023. On March 30, 2024, the court granted the Company’s motion and dismissed the amended complaint with prejudice. On April 29, 2024, the plaintiffs filed a motion for reconsideration of the order granting the motion to dismiss. The Company and named officers filed a response in opposition to the plaintiffs’ motion for reconsideration on May 13, 2024, and the plaintiffs then filed a reply in support of their motion on May 28, 2024. The Company disputes the allegations asserted by plaintiffs and will continue to defend the litigation vigorously.
On May 23, 2024, a stockholder derivative complaint was filed by a stockholder in the Delaware Court of Chancery, purportedly on behalf of the Company (the “Derivative Action”). The Derivative Action is based on the same alleged facts and circumstances as the Securities Class Action and names certain of the Company’s officers, including our Chief Executive Officer and Chief Operating Officer, and the Company’s directors who were members of the Company’s Board of Directors during the relevant time period as defendants. The Derivative Action alleges claims for breach of fiduciary duty, unjust enrichment, and violations of the Exchange Act and seeks to recover damages on behalf of the Company. On July 24, 2024, the Company along with the named defendants, filed a motion to dismiss the complaint. On September 9, 2024, the plaintiff filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on October 31, 2024. The defendants dispute the allegations made by the plaintiff and intend to vigorously defend the litigation.
12. Segment Reporting
The Company provides its principal products and services through one reportable segment: Owned & Host. The “Corporate/Other” category includes the results of operations of our other operating segments, as well as corporate overhead support. Revenues from the Corporate/Other category are attributable to our dedicated e-commerce website and FirstSight operations. Our dedicated e-commerce website was previously managed by AC Lens and was transitioned to NVI. FirstSight sells single-service health plans in connection with the operations of America’s Best operations in California. The “Reconciliations” category represents other adjustments to reportable segment results necessary for the presentation of consolidated financial results in accordance with U.S. GAAP. Our former Legacy reportable segment and certain other results previously included in the Corporate/Other and Reconciliations categories met the requirements to be classified as discontinued operations. Refer to Note 2. “Discontinued Operations” for information related to our discontinued operations.

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
Asset information is not included in the following summary since the CODM does not regularly review such information for our reportable segment.

	Three Months Ended September 28, 2024
In thousands	Owned & Host	Corporate/Other	Reconciliations	Total
Net product sales	$356,404	$5,338	$1,414	$363,156
Net sales of services and plans	88,678	—	(319)	88,359
Total net revenue	445,082	5,338	1,095	451,515
Costs of products	101,535	4,366	491	106,392
Costs of services and plans	83,504	33	—	83,537
Total costs applicable to revenue	185,039	4,399	491	189,929
SG&A	179,229	54,762	—	233,991
Asset impairment	—	13,726	—	13,726
Other expense (income), net	—	—	—	—
Gain on extinguishment of debt	—	(859)	—	(859)
EBITDA	$80,814	$(66,690)	$604
Depreciation and amortization				22,690
Interest expense, net				4,108
Loss from continuing operations before income taxes				$(12,070)

	Three Months Ended September 30, 2023
In thousands	Owned & Host	Corporate/Other	Reconciliations	Total
Net product sales	$346,538	$8,273	$(245)	$354,566
Net sales of services and plans	84,388	(1)	(133)	84,254
Total net revenue	430,926	8,272	(378)	438,820
Costs of products	99,793	6,063	(6)	105,850
Costs of services and plans	77,979	—	—	77,979
Total costs applicable to revenue	177,772	6,063	(6)	183,829
SG&A	169,020	58,495	—	227,515
Asset impairment	—	1,452	—	1,452
Other expense (income), net	—	1	—	1
EBITDA	$84,134	$(57,739)	$(372)
Depreciation and amortization				22,476
Interest expense, net				3,722
Loss from continuing operations before income taxes				$(175)

	Nine Months Ended September 28, 2024
In thousands	Owned & Host	Corporate/Other	Reconciliations	Total
Net product sales	$1,086,311	$21,682	$5,213	$1,113,206
Net sales of services and plans	275,107	—	(2,271)	272,836
Total net revenue	1,361,418	21,682	2,942	1,386,042
Costs of products	312,566	17,112	1,131	330,809
Costs of services and plans	248,168	78	—	248,246
Total costs applicable to revenue	560,734	17,190	1,131	579,055
SG&A	532,930	172,542	—	705,472
Asset impairment	—	17,701	—	17,701
Other expense (income), net	—	(1)	—	(1)
Gain on extinguishment of debt	—	(859)	—	(859)
EBITDA	$267,754	$(184,891)	$1,811
Depreciation and amortization				68,603
Interest expense, net				11,560
Earnings from continuing operations before income taxes				$4,511

	Nine Months Ended September 30, 2023
In thousands	Owned & Host	Corporate/Other	Reconciliations	Total
Net product sales	$1,060,684	$25,500	$715	$1,086,899
Net sales of services and plans	250,901	—	(2,382)	248,519
Total net revenue	1,311,585	25,500	(1,667)	1,335,418
Costs of products	304,671	18,560	55	323,286
Costs of services and plans	226,990	2	—	226,992
Total costs applicable to revenue	531,661	18,562	55	550,278
SG&A	502,638	176,477	—	679,115
Asset impairment	—	2,699	—	2,699
Other expense (income), net	—	(103)	—	(103)
EBITDA	$277,286	$(172,135)	$(1,722)
Depreciation and amortization				66,521
Interest expense, net				10,425
Earnings from continuing operations before income taxes				$26,483

13. Earnings (Loss) Per Share

Diluted earnings / (loss) per share (“EPS”) related to the 2025 Notes is calculated using the if-converted method; the number of dilutive shares is based on the initial conversion rate associated with the 2025 Notes. The 2025 Notes were anti-dilutive for the three and nine months ended September 28, 2024 and September 30, 2023. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations is as follows:

	Three Months Ended		Nine Months Ended
In Thousands, Except Earnings / (Loss) Per Share	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Numerator:
Income (loss) from continuing operations, net of tax	$(8,440)	$(366)	$2,272	$18,285
Income (loss) from discontinued operations, net of tax	$(28)	$(73,432)	$(2,180)	$(68,199)
Net income (loss)	$(8,468)	$(73,798)	$92	$(49,914)

Denominator:
Weighted average shares outstanding, Basic	78,655	78,163	78,538	78,328
Effect of dilutive securities:
Stock options	—	—	29	96
Restricted stock units	—	—	180	222
Weighted average shares outstanding, Diluted	78,655	78,163	78,747	78,646

Basic earnings (loss) per share:
Continuing operations	$(0.11)	$(0.00)	$0.03	$0.23
Discontinued operations	$(0.00)	$(0.94)	$(0.03)	$(0.87)
Total	$(0.11)	$(0.94)	$0.00	$(0.64)

Diluted earnings (loss) per share:
Continuing operations	$(0.11)	$(0.00)	$0.03	$0.23
Discontinued operations	$(0.00)	$(0.94)	$(0.03)	$(0.87)
Total	$(0.11)	$(0.94)	$0.00	$(0.63)
Anti-dilutive securities excluded from diluted weighted average common shares	7,879	14,166	9,995	13,729
Some of the totals in the table above may not foot due to rounding differences

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

Overview
We are one of the largest optical retailers in the U.S. and a leader in the attractive value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best, regardless of their budget. We achieve this by providing eye exams, eyeglasses and contact lenses to value seeking and lower income consumers with an opening price point that strives to be among the lowest in the industry, enabled by our low-cost operating platform. We reach our customers through a diverse portfolio of 1,231 retail stores across four brands as well as multiple consumer websites as of September 28, 2024.
Brand and Segment Information
As of September 28, 2024, our operations consisted of one reportable segment. During the nine months ended September 28, 2024, our Walmart store operations, including our former Legacy reportable segment and components of our Corporate/Other category met the requirements to be classified as discontinued operations; refer to Part I. Item 1. Note 2. “Discontinued Operations” for more information on discontinued operations.
•Owned & Host - As of September 28, 2024, our owned brands consisted of 1,019 America’s Best Contacts and Eyeglasses retail stores and 130 Eyeglass World retail stores. Our Host brands consisted of 53 Vista Optical locations on select military bases and 29 Vista Optical locations within select Fred Meyer stores as of September 28, 2024. All brands utilize our centralized laboratories. This segment also includes sales from our America’s Best, Eyeglass World, and Military omni-channel websites.
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

Trends and Other Factors Affecting Our Business
As previously announced, we are taking new actions to accelerate our transformation, which include new additions to our executive leadership team, continued expansion of exam capacity, new traffic-driving initiatives, and initiatives to strengthen the foundation of the business for profitable growth. As part of this endeavor, we have completed a comprehensive review of our portfolio of stores to optimize our fleet for profitability and overall performance. Following the comprehensive review, we currently plan to close 39 stores and convert four Eyeglass World stores to America’s Best stores by the end of 2026. In connection with this review, we have recorded certain impairment of intangible assets, property and equipment and ROU assets, as well as one-time non-recurring exit charges associated with the fiscal 2024 and fiscal 2025 closures. Refer to Part I. Item 1. Note 1. “Description of Business and Basis of Presentation” and Note 5. “Fair Value Measurement” for information on the impairment charges and costs incurred related to the store fleet review.
Current macroeconomic conditions, including elevated inflation and interest rates and overall consumer sentiment, have negatively impacted and may continue to have adverse effects on our business, results of operations and financial condition, which could be material. Inflation has resulted in increased costs and greater profitability pressure. We have experienced wage rate pressure and increases in raw materials prices, which we expect to continue. Inflationary pressures, including elevated wages, consumer confidence and preferences and increased raw material costs could impact our profitability and lead us to attempt to offset such increases through various pricing actions. We have historically employed a simple low price/high value strategy and seek to balance our pricing and growth in a way that consistently delivers savings to our customers. From time to time, and increasingly in connection with our new transformation initiatives, we may take pricing actions and introduce limited-time promotions or new offers designed to increase traffic, awareness and sales. Several factors may impact the level of success of such actions and promotions, including consumer sentiment, macroeconomic conditions and marketing effectiveness, and as a result, if they do not meet our expectations, they could negatively impact our margins and profitability.
Additionally, our ability to continue to attract and retain qualified vision care professionals impacts exam capacity. We believe factors such as an increasingly challenging recruiting market (in particular for new graduates), preferences for adjusted work schedules, and the demand for optometrists exceeding supply in certain areas have caused constraints in vision care professional availability, and therefore exam capacity, which are continuing. As a result, recruiting and retaining optometrists has become more challenging and the costs to employ or retain optometrists have increased and may increase further, potentially materially.
We believe that customers in our target market are value-seeking consumers, many of whom are lower income consumers and may rely on tax refunds to pay for eyewear and eye care. Historically, our business has experienced seasonality in the first half of the year that we believe is primarily attributable to the timing of customers’ income tax refunds and health insurance start/reset periods. A delay in the issuance of tax refunds or changes in the amount of tax refunds can, accordingly. have a negative impact on our quarterly financial results in the first half of the year. Consumer behavior with respect to the utilization of tax refund proceeds is also subject to change.
In the first nine months of 2024, we incurred costs related to the termination of the Walmart MSA and the wind-down of AC Lens operations, as well as an immaterial amount of costs related to the actions taken in fiscal year 2023 to streamline corporate overhead. While we seek to reduce costs and replace lost business with new America’s Best or Eyeglass World stores and by other means, including anticipated pricing actions, we may not be successful in our efforts, which could impact our revenues and profitability.
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
New Store Openings
The total number of new stores per year and the timing of store openings has had an impact, and we expect will continue to have an impact, on our results. We expect to open 65 to 70 stores in the current year. We plan to open 30-35 new stores in fiscal year 2025 to allow us to invest capital in existing operations to enhance the overall store experience. We are continuing to monitor and determine our plans for future new store openings at a level appropriate for incremental free cash flow generation and healthy growth, and based on health, safety and economic conditions.
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

	Three Months Ended		Nine Months Ended
In thousands, except earnings (loss) per share, percentage and store data	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenue:
Net product sales	$363,156	$354,566	$1,113,206	$1,086,899
Net sales of services and plans	88,359	84,254	272,836	248,519
Total net revenue	451,515	438,820	1,386,042	1,335,418
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	106,392	105,850	330,809	323,286
Services and plans	83,537	77,979	248,246	226,992
Total costs applicable to revenue	189,929	183,829	579,055	550,278
Operating expenses:
Selling, general and administrative expenses	233,991	227,515	705,472	679,115
Depreciation and amortization	22,690	22,476	68,603	66,521
Asset impairment	13,726	1,452	17,701	2,699
Other expense (income), net	—	1	(1)	(103)
Total operating expenses	270,407	251,444	791,775	748,232
Income (loss) from operations	(8,821)	3,547	15,212	36,908
Interest expense, net	4,108	3,722	11,560	10,425
Gain on extinguishment of debt	(859)	—	(859)	—
Earnings (loss) from continuing operations before income taxes	(12,070)	(175)	4,511	26,483
Income tax provision (benefit)	(3,630)	191	2,239	8,198
Income (loss) from continuing operations, net of tax	(8,440)	(366)	2,272	18,285
Loss from discontinued operations, net of tax (See Note 2)	(28)	(73,432)	(2,180)	(68,199)
Net income (loss)	$(8,468)	$(73,798)	$92	$(49,914)

Supplemental operating data:
Number of stores open at end of period	1,231	1,173	1,231	1,173
New stores opened during the period	18	21	49	53
Adjusted Operating Income from continuing operations	$14,294	$11,700	$62,261	$56,634
Diluted earnings (loss) per share from continuing operations	$(0.11)	$(0.00)	$0.03	$0.23
Adjusted Diluted EPS from continuing operations	$0.12	$0.11	$0.56	$0.51
Adjusted EBITDA from continuing operations	$36,603	$33,795	$129,720	$122,011

Percentage of net revenue:
Total costs applicable to revenue	42.1%	41.9%	41.8%	41.2%
Selling, general and administrative expenses	51.8%	51.8%	50.9%	50.9%
Total operating expenses	59.9%	57.3%	57.1%	56.0%
Income (loss) from continuing operations, net of tax	(1.9)%	(0.1)%	0.2%	1.4%
Adjusted Operating Income from continuing operations	3.2%	2.7%	4.5%	4.2%
Adjusted EBITDA from continuing operations	8.1%	7.7%	9.4%	9.1%

Three Months Ended September 28, 2024 compared to Three Months Ended September 30, 2023
Certain components of our operations met the requirements to be classified as discontinued operations. Refer to Part I. Item 1. Note 2. “Discontinued Operations” for information related to our discontinued operations. Unless otherwise noted, the discussion of U.S. GAAP results below is based on results from continuing operations.
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue from continuing operations for the three months ended September 28, 2024 compared to the three months ended September 30, 2023.

	Comparable store sales growth from continuing operations(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Three Months Ended September 28, 2024	Three Months Ended September 30, 2023	September 28, 2024	September 30, 2023	Three Months Ended September 28, 2024		Three Months Ended September 30, 2023
Owned & Host segment
America’s Best	1.2%	5.7%	1,019	943	$388,846	86.1%	$367,528	83.8%
Eyeglass World	(0.9)%	(1.2)%	130	147	48,101	10.7%	55,019	12.5%
Military	(0.6)%	3.8%	53	54	5,655	1.3%	5,703	1.3%
Fred Meyer	(7.3)%	(3.7)%	29	29	2,480	0.5%	2,676	0.6%
Owned & Host segment total			1,231	1,173	$445,082	98.6%	$430,926	98.2%
Corporate/Other	—%	—%	—	—	5,338	1.2%	8,272	1.9%
Reconciliations	—%	—%	—	—	1,095	0.2%	(378)	(0.1)%
Total	1.4%	4.1%	1,231	1,173	$451,515	100.0%	$438,820	100.0%
Adjusted Comparable Store Sales Growth from continuing operations(3)	0.9%	4.7%
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
(3)Adjusted Comparable Store Sales Growth from continuing operations includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in a decrease of 0.5% and an increase of 0.6% from total comparable store sales growth from continuing operations based on consolidated net revenue from continuing operations for the three months ended September 28, 2024 and September 30, 2023, respectively.
Total net revenue of $451.5 million for the three months ended September 28, 2024 increased $12.7 million, or 2.9%, from $438.8 million for the three months ended September 30, 2023. Approximately 110% of the increase was driven by growth from new store sales, approximately 30% of the increase was driven by Adjusted Comparable Store Sales Growth from continuing operations and 10% from the timing of unearned revenue, partially offset by approximately 20% from effects of converted and closed stores and 20% from lower e-commerce revenue.
Comparable store sales growth from continuing operations and Adjusted Comparable Store Sales Growth from continuing operations for the three months ended September 28, 2024 were 1.4% and 0.9%, respectively, both reflecting a higher average ticket and an increase in customer transactions.
In the three months ended September 28, 2024, we opened 18 America’s Best stores and closed two America’s Best and one Military store as a result of the host partner’s decision to cease its overall operations at the location. Overall, store count grew 4.9% from September 30, 2023 to September 28, 2024 (56 and three net new America’s Best and Eyeglass World stores were added, respectively, and one Military store closed). We also converted 20 Eyeglass World stores to America’s Best stores from September 30, 2023 to September 28, 2024.
Net product sales comprised 80.4% and 80.8% of total net revenue for the three months ended September 28, 2024 and September 30, 2023, respectively. Net product sales increased $8.6 million, or 2.4%, in the three months ended September 28, 2024 compared to the three months ended September 30, 2023, driven primarily by a $8.4 million, or 3.0% increase in eyeglass sales.

Net sales of services and plans for the three months ended September 28, 2024 increased $4.1 million, or 4.9%, compared to the three months ended September 30, 2023, driven primarily by higher eye exam revenues of $3.9 million, or 7.3%.
Owned & Host segment net revenue. Net revenue increased $14.2 million, or 3.3%, driven primarily by new store openings and comparable store sales growth, partially offset by converted and closed stores.
Net revenue reconciliations. The impact of reconciliations positively impacted net revenue by $1.5 million in the three months ended September 28, 2024. Net revenue was positively impacted by $1.7 million due to the timing of unearned revenue. Net revenue was negatively impacted by $0.2 million as a result of higher sales of club memberships, partially offset by higher recognition of product protection plan revenue in the three months ended September 28, 2024 compared to the three months ended September 30, 2023.
Costs applicable to revenue
Costs applicable to revenue of $189.9 million for the three months ended September 28, 2024 increased $6.1 million, or 3.3%, from $183.8 million for the three months ended September 30, 2023. As a percentage of net revenue, costs applicable to revenue increased from 41.9% for the three months ended September 30, 2023 to 42.1% for the three months ended September 28, 2024. This increase as a percentage of net revenue was primarily driven by growth in optometrist-related costs of 60 basis points and 10 basis points from other mix and margin effects. These costs were partially offset by a 50 basis point effect from higher exam revenue.
Costs of products as a percentage of net product sales was 29.3% for the three months ended September 28, 2024 and 29.9% for the three months ended September 30, 2023, primarily driven by increased eyeglass mix and higher contact lens margin.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales decreased from 28.8% for the three months ended September 30, 2023 to 28.5% for the three months ended September 28, 2024, primarily driven by higher contact lens margin, partially offset by lower eyeglass mix.
Costs of services and plans as a percentage of net sales of services and plans increased from 92.6% for the three months ended September 30, 2023 to 94.5% for the three months ended September 28, 2024. The increase was primarily driven by growth in optometrist-related costs, partially offset by higher eye exam revenue.
Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 92.4% for the three months ended September 30, 2023 to 94.2% for the three months ended September 28, 2024. The increase was primarily driven by growth in optometrist-related costs, partially offset by higher eye exam revenue.
Selling, general and administrative
SG&A of $234.0 million for the three months ended September 28, 2024 increased $6.5 million, or 2.8%, from the three months ended September 30, 2023. As a percentage of net revenue, SG&A was 51.8% for the three months ended September 30, 2023 compared with 51.8% for the three months ended September 28, 2024. SG&A as a percentage of net revenue was impacted by lower performance-based incentive compensation expense of 80 basis points, offset by higher payroll expense of 40 basis points and other operating expenses, including higher IT investments and occupancy expense.
Owned & Host SG&A. SG&A as a percentage of net revenue increased from 39.2% for the three months ended September 30, 2023 to 40.3% for the three months ended September 28, 2024, primarily driven by an increase in payroll and other operating expenses.
Depreciation and amortization
Depreciation and amortization expense of $22.7 million for the three months ended September 28, 2024 increased $0.2 million, or 1.0%, from $22.5 million for the three months ended September 30, 2023 primarily driven by investments in remote medicine technology and new store openings, partially offset by lower depreciation of labs and distribution center.
Asset Impairment
We recognized $13.7 million primarily for impairment related to the Fred Meyer contracts and relationships intangible asset and tangible long-lived assets and ROU assets associated with our retail stores during the three months ended September 28, 2024, compared to $1.5 million impairment recognized during the three months ended September 30, 2023 for tangible long-lived assets and ROU assets associated with our retail stores. Refer to Part I. Item 1. Note 1. “Description of Business and Basis of Presentation” for more details on the Fred Meyer contracts and relationships intangible asset. The store asset impairment charge is related to our Owned & Host segment driven by lower than projected customer sales volume, and other entity-specific assumptions, and also reflects the effects of certain store closure decisions made as part of the Company’s store optimization review in the current period. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and the likelihood that these scenarios would be ultimately realized; and the remaining useful lives of the assets. Asset impairment expenses were recognized in Corporate/Other.
Interest expense, net
Interest expense, net, was $4.1 million for the three months ended September 28, 2024, compared to $3.7 million for the three months ended September 30, 2023. The change was primarily a result of lower interest income on cash balances of $1.0 million, partially offset by lower interest expense on our debt of $0.8 million.
Income tax provision (benefit)
Our effective tax rates for the three months ended September 28, 2024 and September 30, 2023 were 30.1% and (109.1)%, respectively. The change in effective tax rates reflects our statutory federal and state rates of 25.2% and 25.4%, respectively, tax impacts of consolidated VIEs, as well as effects of other permanent items.
Discontinued Operations
Income (loss) from discontinued operations, net of tax of $(0.0) million for the three months ended September 28, 2024, increased $73.4 million from $(73.4) million for the three months ended September 30, 2023. Net revenue, costs applicable to revenue, SG&A, and asset impairment from discontinued operations decreased by $93.6 million, $68.2 million, $22.4 million and $79.2 million, respectively, as compared to the three months ended September 30, 2023, primarily due to the prior year including the discontinued operations results and impairments of intangible assets and property and equipment related to our former Legacy and AC Lens segments prior to the Walmart MSA termination date and the wind-down of AC Lens operations. Income tax expense (benefit) decreased by $4.7 million, due to lower income (loss) before income taxes in the current period as compared to the prior year and the disallowance of the Legacy segment goodwill impairment loss for income tax purposes in the prior year period as well as other permanent items related to discontinued operations.
Nine Months Ended September 28, 2024 compared to Nine Months Ended September 30, 2023
Certain components of our operations met the requirements to be classified as discontinued operations. Refer to Part I. Item 1. Note 2. “Discontinued Operations” for information related to our discontinued operations. Unless otherwise noted, the discussion of U.S. GAAP results below is based on results from continuing operations.
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue from continuing operations for the nine months ended September 28, 2024 compared to the nine months ended September 30, 2023.

	Comparable store sales growth from continuing operations(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Nine Months Ended September 28, 2024	Nine Months Ended September 30, 2023	September 28, 2024	September 30, 2023	Nine Months Ended September 28, 2024		Nine Months Ended September 30, 2023
Owned & Host segment
America’s Best	1.7%	3.0%	1,019	943	$1,181,637	85.3%	$1,113,918	83.4%
Eyeglass World	(2.3)%	(1.7)%	130	147	154,550	11.2%	171,864	12.9%
Military	(0.7)%	2.3%	53	54	17,369	1.3%	17,506	1.3%
Fred Meyer	(5.3)%	(5.9)%	29	29	7,862	0.6%	8,297	0.6%
Owned & Host segment total			1,231	1,173	$1,361,418	98.2%	$1,311,585	98.2%
Corporate/Other	—	—	—	—	21,682	1.6%	25,500	1.9%
Reconciliations	—	—	—	—	2,942	0.2%	(1,667)	(0.1)%
Total	1.7%	2.4%	1,231	1,173	$1,386,042	100.0%	$1,335,418	100.0%
Adjusted Comparable Store Sales Growth from continuing operations(3)	1.2%	2.3%

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
(3)Adjusted Comparable Store Sales Growth from continuing operations includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in a decrease of 0.5% and a decrease of 0.1% from total comparable store sales growth from continuing operations based on consolidated net revenue from continuing operations for the nine months ended September 28, 2024 and September 30, 2023, respectively.
Total net revenue of $1,386.0 million for the nine months ended September 28, 2024 increased $50.6 million, or 3.8%, from $1,335.4 million for the nine months ended September 30, 2023. Approximately 90% of the increase was driven by growth from new store sales, approximately 30% was driven by Adjusted Comparable Store Sales Growth from continuing operations, and approximately 10% from the timing of unearned revenue, partially offset by approximately 20% by effects of converted and closed stores and 10% from lower e-commerce revenue.
Comparable store sales growth from continuing operations and Adjusted Comparable Store Sales Growth from continuing operations for the nine months ended September 28, 2024 were 1.7% and 1.2%, respectively, both reflecting a higher average ticket and an increase in customer transactions.
In the nine months ended September 28, 2024, we opened 46 new America’s Best stores and three Eyeglass World stores, closed four America’s Best stores, one Eyeglass World store, and one Military store as a result of the host partner’s decision to cease its overall operations at the location and converted 20 Eyeglass World stores to America’s Best stores. Overall, store count grew 4.9% from September 30, 2023 to September 28, 2024 (56 and three net new America’s Best and Eyeglass World stores, respectively, and one Military store closed). We also converted 20 Eyeglass World stores to America’s Best stores from September 30, 2023 to September 28, 2024.
Net product sales comprised 80.3% and 81.4% of total net revenue for the nine months ended September 28, 2024 and September 30, 2023, respectively. Net product sales increased $26.3 million, or 2.4%, in the nine months ended September 28, 2024 compared to the nine months ended September 30, 2023, primarily due to a $18.6 million, or 2.2%, increase in eyeglass sales and a $5.5 million, or 2.4%, increase in contact lens sales.
Net sales of services and plans for the nine months ended September 28, 2024 increased $24.3 million, or 9.8%, compared to the nine months ended September 30, 2023, driven primarily by higher exam revenues of $23.1 million, or 15.0%.
Owned & Host segment net revenue. Net revenue increased $49.8 million, or 3.8%, driven primarily by new store openings and comparable store sales growth, partially offset by converted and closed stores.
Net revenue reconciliations. The impact of reconciliations positively impacted net revenue by $4.6 million in the nine months ended September 28, 2024 compared to the nine months ended September 30, 2023. Net revenue was positively impacted by $4.5 million due to the timing of unearned revenue. Net revenue was positively impacted by $0.1 million primarily due to higher recognition of product protection plan revenue, partially offset by higher sales of club memberships in the nine months ended September 28, 2024 compared to the nine months ended September 30, 2023.
Costs applicable to revenue
Costs applicable to revenue of $579.1 million for the nine months ended September 28, 2024 increased $28.8 million, or 5.2%, from $550.3 million for the nine months ended September 30, 2023. As a percentage of net revenue, costs applicable to revenue increased from 41.2% for the nine months ended September 30, 2023 to 41.8% for the nine months ended September 28, 2024. This increase as a percentage of net revenue was primarily driven by growth in optometrist-related costs of 80 basis points, lower eyeglass mix of 80 basis points, and other mix and margin effects of 20 basis points. These costs were partially offset by a 120 basis point effect from higher exam revenue.
Costs of products as a percentage of net product sales was 29.7% for the nine months ended September 30, 2023 and September 28, 2024 primarily driven by lower eyeglass mix, offset by other mix and margin effects.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales increased from 28.7% for the nine months ended September 30, 2023 to 28.8% for the nine months ended September 28, 2024, primarily driven by lower eyeglass mix, partially offset by other mix and margin effects.

Costs of services and plans as a percentage of net sales of services and plans decreased from 91.3% for the nine months ended September 30, 2023 to 91.0% for the nine months ended September 28, 2024. The decrease was primarily driven by higher exam revenue, partially offset by growth in optometrist-related costs.
Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans decreased from 90.5% for the nine months ended September 30, 2023 to 90.2% for the nine months ended September 28, 2024. The decrease was primarily driven by higher exam revenue, partially offset by growth in optometrist-related costs.
Selling, general and administrative
SG&A of $705.5 million for the nine months ended September 28, 2024 increased $26.4 million, or 3.9%, from the nine months ended September 30, 2023. As a percentage of net revenue, SG&A was 50.9% for the nine months ended September 30, 2023 and September 28, 2024. SG&A as a percentage of net revenue was impacted by increases in litigation settlement of 30 basis points, occupancy of 30 basis points and legal and professional expenses of 30 basis points, and were offset by decreases in performance-based incentive compensation of 90 basis points.
Owned & Host SG&A. SG&A as a percentage of net revenue increased from 38.3% for the nine months ended September 30, 2023 to 39.1% for the nine months ended September 28, 2024, driven primarily by higher payroll and occupancy expense.
Depreciation and amortization
Depreciation and amortization expense of $68.6 million for the nine months ended September 28, 2024 increased $2.1 million, or 3.1%, from $66.5 million for the nine months ended September 30, 2023 primarily driven by new store openings and investments in remote medicine technology, partially offset by lower depreciation of labs and distribution center.
Asset impairment
We recognized $17.7 million primarily for impairment related to the Fred Meyer contracts and relationships intangible asset and tangible long-lived assets and ROU assets associated with our retail stores during the nine months ended September 28, 2024, compared to $2.7 million impairment recognized during the nine months ended September 30, 2023 for tangible long-lived assets and ROU assets associated with our retail stores. Refer to Part I. Item 1. Note 1. “Description of Business and Basis of Presentation” for more details on the Fred Meyer contracts and relationships intangible asset. The store asset impairment charge is related to our Owned & Host segment and is driven by lower than projected customer sales volume in certain stores, and other entity-specific assumptions and also reflects the effects of certain store closure decisions made as part of the Company’s store optimization review in the current period. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and the likelihood that these scenarios would be ultimately realized; and the remaining useful lives of the assets. Asset impairment expenses were recognized in Corporate/Other.
Interest expense, net
Interest expense, net was $11.6 million for the nine months ended September 28, 2024, compared to $10.4 million for the nine months ended September 30, 2023. The change was primarily a result of lower derivative income of $2.0 million and lower income on cash balances of $1.7 million, partially offset by lower interest expense on our debt of $2.1 million.
Income tax provision (benefit)
Our effective tax rates for the nine months ended September 28, 2024 and September 30, 2023 were 49.6% and 31.0%, respectively. The change in effective tax rates reflects our statutory federal and state rates of 25.2% and 25.4%, respectively, tax impacts of consolidated VIEs and non-deductible compensation expense as well as effects of other permanent items.

Discontinued Operations
Income (loss) from discontinued operations, net of tax, of $(2.2) million for the nine months ended September 28, 2024, increased $66.0 million from $(68.2) million for the nine months ended September 30, 2023. Net revenue, costs applicable to revenue, SG&A, and asset impairment from discontinued operations decreased by $153.2 million, $91.4 million and $41.5 million, and $79.2 million, respectively, as compared to the nine months ended September 30, 2023, primarily due to the current year including the discontinued operations results only for a partial period prior to the Walmart MSA termination date and the wind-down of AC Lens operations and impairments of intangible assets and property and equipment related to our former Legacy and AC Lens segments recorded in the third quarter of 2023. Income tax expense (benefit) decreased by $0.8 million, due to lower income (loss) before income taxes in the current period as compared to the prior year and the disallowance of the Legacy segment goodwill impairment loss for income tax purposes in the prior year period as well as other permanent items related to discontinued operation.

Non-GAAP Financial Measures
Adjusted Operating Income, Adjusted Operating Margin, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Diluted EPS.
We define Adjusted Operating Income as net income (loss), plus interest expense (income), net and income tax provision (benefit), further adjusted to exclude stock-based compensation expense, (gain) loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, ERP and CRM implementation expenses and certain other expenses. We define Adjusted Operating Margin as Adjusted Operating Income as a percentage of net revenue. We define EBITDA as net income (loss), plus interest expense (income), net, income tax provision (benefit) and depreciation and amortization. We define Adjusted EBITDA as net income (loss), plus interest expense (income), net, income tax provision (benefit) and depreciation and amortization, further adjusted to exclude stock-based compensation expense, (gain) loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, ERP and CRM implementation expenses and certain other expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of net revenue. We define Adjusted Diluted EPS as diluted earnings (loss) per share, adjusted for the per share impact of stock-based compensation expense, (gain) loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, amortization of debt discounts and deferred financing costs of our term loan borrowings, amortization of the conversion feature and deferred financing costs related to our 2025 Notes when not required under U.S. GAAP to be added back for diluted earnings (loss) per share, derivative fair value adjustments, ERP and CRM implementation expenses, certain other expenses, less the tax effect of these adjustments, including tax expense (benefit) from stock-based compensation.
When presenting Adjusted Operating Income from continuing operations, EBITDA from continuing operations and Adjusted EBITDA from continuing operations we use the same definitions for Adjusted Operating Income, EBITDA and Adjusted EBITDA, respectively, and also exclude income (loss) from discontinued operations, net of tax. When presenting Adjusted Diluted EPS from continuing operations, we use the same definition for Adjusted Diluted EPS, and also exclude diluted earnings (loss) per share from discontinued operations. When presenting Adjusted Operating Margin from continuing operations, we use Adjusted Operating Income from continuing operations as a percentage of total net revenue. When presenting Adjusted EBITDA Margin from continuing operations, we use Adjusted EBITDA from continuing operations as a percentage of total net revenue.
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

	Three Months Ended				Nine Months Ended
In thousands	September 28, 2024		September 30, 2023		September 28, 2024		September 30, 2023
Net income (loss)	$(8,468)	(1.9)%	$(73,798)	(16.8)%	$92	0.0%	$(49,914)	(3.7)%
Income (loss) from discontinued operations, net of tax	(28)	25.5%	(73,432)	(78.5)%	(2,180)	(1.7)%	(68,199)	(24.0)%
Income (loss) from continuing operations, net of tax	(8,440)	(1.9)%	(366)	(0.1)%	2,272	0.2%	18,285	1.4%
Interest expense, net	4,108	0.9%	3,722	0.8%	11,560	0.8%	10,425	0.8%
Income tax provision (benefit)	(3,630)	(0.8)%	191	0.0%	2,239	0.2%	8,198	0.6%
Stock-based compensation expense (a)	4,615	1.0%	5,099	1.2%	11,779	0.8%	14,320	1.1%
(Gain) loss on extinguishment of debt (b)	(859)	(0.2)%	—	—%	(859)	(0.1)%	—	—%
Asset impairment (c)	13,726	3.0%	1,452	0.3%	17,701	1.3%	2,699	0.2%
Litigation settlement (d)	—	—%	—	—%	4,450	0.3%	—	—%
ERP and CRM implementation expenses (g)	1,804	0.4%	173	0.0%	4,461	0.3%	173	0.0%
Other (h)	2,970	0.7%	1,429	0.3%	8,658	0.6%	2,534	0.2%
Adjusted Operating Income from continuing operations / Adjusted Operating Margin from continuing operations	$14,294	3.2%	$11,700	2.7%	$62,261	4.5%	$56,634	4.2%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding. Some of the percentage totals in the table above do not foot due to rounding differences.

	Three Months Ended				Nine Months Ended
In thousands	September 28, 2024		September 30, 2023		September 28, 2024		September 30, 2023
Net income (loss)	$(8,468)	(1.9)%	$(73,798)	(16.8)%	$92	0.0%	$(49,914)	(3.7)%
Income (loss) from discontinued operations, net of tax	(28)	25.5%	(73,432)	(78.5)%	(2,180)	(1.7)%	(68,199)	(24.0)%
Income (loss) from continuing operations, net of tax	(8,440)	(1.9)%	(366)	(0.1)%	2,272	0.2%	18,285	1.4%
Interest expense, net	4,108	0.9%	3,722	0.8%	11,560	0.8%	10,425	0.8%
Income tax provision (benefit)	(3,630)	(0.8)%	191	0.0%	2,239	0.2%	8,198	0.6%
Depreciation and amortization	22,690	5.0%	22,476	5.1%	68,603	4.9%	66,521	5.0%
EBITDA from continuing operations	14,728	3.3%	26,023	5.9%	84,674	6.1%	103,429	7.7%

Stock-based compensation expense (a)	4,615	1.0%	5,099	1.2%	11,779	0.8%	14,320	1.1%
(Gain) loss on extinguishment of debt (b)	(859)	(0.2)%	—	—%	(859)	(0.1)%	—	—%
Asset impairment (c)	13,726	3.0%	1,452	0.3%	17,701	1.3%	2,699	0.2%
Litigation settlement (d)	—	—%	—	—%	4,450	0.3%	—	—%
ERP and CRM implementation expenses (g)	1,804	0.4%	173	0.0%	4,461	0.3%	173	0.0%
Other (h)	2,589	0.6%	1,048	0.2%	7,514	0.5%	1,390	0.1%
Adjusted EBITDA from continuing operations / Adjusted EBITDA Margin from continuing operations	$36,603	8.1%	$33,795	7.7%	$129,720	9.4%	$122,011	9.1%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding. Some of the percentage totals in the table above do not foot due to rounding differences.

	Three Months Ended		Nine Months Ended
In thousands, except per share amounts	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Diluted EPS	$(0.11)	$(0.94)	$0.00	$(0.63)
Diluted EPS from discontinued operations	(0.00)	(0.94)	(0.03)	(0.87)
Diluted EPS from continuing operations	(0.11)	(0.00)	0.03	0.23
Stock-based compensation expense (a)	0.06	0.07	0.15	0.18
(Gain) loss on extinguishment of debt (b)	(0.01)	—	(0.01)	—
Asset impairment (c)	0.17	0.02	0.22	0.03
Litigation settlement (d)	—	—	0.06	—
Amortization of debt discount and deferred financing costs (e)	0.01	0.01	0.02	0.03
Derivative fair value adjustments (f)	0.01	0.03	0.08	0.08
ERP and CRM implementation expenses (g)	0.02	0.00	0.06	0.00
Other (h)	0.04	0.02	0.11	0.03
Tax effects (i)	(0.07)	(0.04)	(0.16)	(0.08)
Adjusted Diluted EPS from continuing operations	$0.12	$0.11	$0.56	$0.51

Weighted average diluted shares outstanding	78,655	78,163	78,747	78,646
Note: Some of the totals in the table above do not foot due to rounding differences.

(a)Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and performance vesting conditions.
(b)For the three and nine months ended September 28, 2024, reflects the gain on extinguishment related to the repurchase of $217.7 million of the 2025 Notes on August 12, 2024.
(c)Reflects write-off related to non-cash impairment charges of long-lived assets, primarily impairment of Fred Meyer contracts and relationships intangible asset of $10.5 million for the three and nine months ended September 28, 2024, and impairment of property, equipment and lease-related assets on closed or underperforming stores and certain store closure decisions made as part of the Company’s store optimization review in the current period.
(d)Expenses associated with settlement of certain litigation.
(e)Amortization of deferred financing costs and other non-cash charges related to our debt. We adjust for amortization of deferred financing costs related to the 2025 Notes only when adjustment for these costs is not required in the calculation of diluted earnings per share under U.S. GAAP.
(f)The adjustments for the derivative fair value (gains) and losses have the effect of adjusting the (gain) or loss for changes in the fair value of derivative instruments and amortization of AOCL for derivatives not designated as accounting hedges. This results in reflecting derivative (gains) and losses within Adjusted Diluted EPS during the period the derivative is settled.
(g)Costs related to the Company’s ERP and CRM implementation.
(h)Other adjustments include amounts that management believes are not representative of our operating performance (amounts in brackets represent reductions in Adjusted Operating Income, Adjusted Diluted EPS and Adjusted EBITDA), which are primarily related to costs associated with the digitization of paper-based records of $1.5 million and $5.7 million for the three and nine months ended September 28, 2024, respectively, costs associated with the store fleet review of $1.1 million for the three and nine months ended September 28, 2024, and other expenses and adjustments. Other adjustments for both Adjusted Operating Income and Adjusted Diluted EPS include amortization of the increase in carrying values of finite-lived intangible assets resulting from the application of purchase accounting following the acquisition of the Company by affiliates of KKR & Co. Inc. Adjusted Diluted EPS is also adjusted to include debt issuance costs.
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
We recently established an incremental term loan in the amount of $115.0 million and used the proceeds of this borrowing in addition to cash on hand to repurchase $217.7 million of aggregate principal amount of the 2025 Notes. Refer to Part I. Item 1. Note 6. “Debt” for more information. Depending on market conditions and other factors, we may elect to repurchase all or a significant portion of our 2025 Notes outstanding principal balance of $84.8 million prior to their maturity on May 15, 2025, utilizing cash on hand and/or one or more of the additional liquidity sources noted above. Our ability to maintain sufficient liquidity may be affected by numerous factors, many of which are outside of our control. We primarily fund our working capital needs using cash provided by operations. Our working capital requirements for inventory will increase as we continue to open additional stores.
As of September 28, 2024, we had $81.2 million in cash and cash equivalents and $293.6 million of availability under our Revolving Loans, which includes $6.4 million in outstanding letters of credit.
As of September 28, 2024, we had $257.5 million of Term Loan A outstanding under our credit agreement. We were in compliance with all covenants related to our debt as of September 28, 2024.

The following table summarizes cash flows provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended
In thousands	September 28, 2024	September 30, 2023
Cash flows provided by (used for):
Operating activities	$103,367	$153,272
Investing activities	(62,368)	(82,579)
Financing activities	(109,351)	(34,165)
Net change in cash, cash equivalents and restricted cash	$(68,352)	$36,528
Net Cash Provided by Operating Activities
Cash flows provided by operating activities decreased by $49.9 million to $103.4 million, during the nine months ended September 28, 2024 from $153.3 million for the nine months ended September 30, 2023 as a result of a decrease in non-cash reconciling items of $77.2 million and changes in net working capital and other assets and liabilities of $22.8 million, partially offset by an increase in net income of $50.0 million compared to the nine months ended September 30, 2023. Both the increase in net income and decrease in non-cash adjustments were primarily driven by the termination of the Walmart partnership and related impairment charges of $79.4 million in the prior year period, partially offset by impairments of long-lived assets and intangible assets of $17.9 million in the current year period.
Decreases in other liabilities during the nine months ended September 28, 2024 used $52.2 million in year-over-year cash, primarily due to decreases in compensation-related accruals. Decreases in accounts payable used $25.6 million in year-over-year cash. These were partially offset by decreases in trade receivables, which contributed $37.0 million in year-over-year cash and decreases in inventories which contributed $29.0 million in year-over-year cash during the nine months ended September 28, 2024, compared to the nine months ended September 30, 2023. These changes in working capital during the nine months ended September 28, 2024 are primarily a result of the AC Lens wind down and the Walmart partnership termination.
Net Cash Used for Investing Activities
Net cash used for investing activities decreased by $20.2 million, to $62.4 million, during the nine months ended September 28, 2024 from $82.6 million during the nine months ended September 30, 2023. The year-over-year decrease was primarily due to lower investments in doctor and in-store lab equipment, new stores, and labs and distribution center.
Net Cash Used For Financing Activities
Net cash used for financing activities was $109.4 million during the nine months ended September 28, 2024 as compared to $34.2 million during the nine months ended September 30, 2023. The $75.2 million year-over-year increase in cash used for financing activities was primarily due to an increase in principal payments of debt due to the repurchase of the $217.7 million aggregate principal amount of the 2025 Notes for an aggregate cash repurchase price of $215.0 million. This increase was partially offset by an increase in proceeds from long-term debt related to the additional borrowings of $115.0 million and a decrease in purchases of treasury stock of $24.8 million during the nine months ended September 28, 2024.
Share Repurchases
Effective February 23, 2024, the Board of Directors authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company’s common stock until January 3, 2026. As of September 28, 2024, $50 million remains available under the share repurchase authorization. During the nine months ended September 30, 2023, the Company repurchased 1.1 million shares of its common stock for $25.0 million.
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
Critical Accounting Policies and Estimates
Management has evaluated the accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the 2023 Annual Report on Form 10-K, in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the 2023 Annual Report on Form 10-K. Refer to Note 5. “Fair Value Measurement” for information on estimates related to the valuation of our Fred Meyer contracts and relationships intangible asset.
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
As of September 28, 2024, $257.5 million of term loan borrowings were subject to variable interest rates, and we had total borrowings of $342.3 million with a weighted average borrowing rate of 6.9%. Our interest rate collar matured on July 18, 2024 and our variable interest rate term loan borrowings are exposed to changes in market rates. A 1.0% increase in market rates would result in a $2.6 million increase in annual interest expense. For more information about quantitative and qualitative disclosures about market risk, please see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in Part II. of the 2023 Annual Report on Form 10-K.

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
In accordance with Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 28, 2024. Based on that evaluation, the CEO and the CFO have concluded that the Company’s current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic filings with the SEC is made known to them in a timely manner.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal year 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
(c) During the three months ended September 28, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K).

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
10.1
Joinder Agreement, dated as of August 9, 2024, among Nautilus Acquisition Holdings, Inc., National Vision, Inc., the other credit parties party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent - incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2024.

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the Company’s Quarterly report on Form 10-Q for the quarter ended September 28, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Vision Holdings, Inc.

Dated: November 6, 2024	By:	/s/ L. Reade Fahs
Chief Executive Officer
(Principal Executive Officer)

Dated: November 6, 2024	By:	/s/ Melissa Rasmussen
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)