Form 10-K
period 2024-12-28
National Vision Holdings, Inc.
filed 2025-02-26
CIK 1710155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 29, 2024, the last day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $0.6 billion (based upon the closing sale price of the common stock on last trading date of the quarter on the Nasdaq).
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date

Class	Outstanding at February 14, 2025
Common Stock, $0.01 par value per share	78,783,482
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 28, 2024.

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
Risks Related to Our Business and Operations
•Market volatility, an overall decline in the health of the economy, global macroeconomic conditions and other factors may affect consumer spending or behavior, which could materially harm our sales, profitability and financial condition.
•We may not be successful in implementing our transformation initiatives, or in anticipating the impact of important strategic initiatives, and our plans for implementing such initiatives may be altered or delayed due to various factors, which may have an adverse impact on our business and financial results.
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
•Our success depends substantially on the value of our owned brands, and failure to maintain, protect, and enhance their value could have a negative impact on our business, financial condition, and results of operations.
•If we fail to open and operate new stores in a timely and cost-effective manner or fail to successfully enter new markets, our financial performance could be materially and adversely affected.
•Our growth is dependent on our ability to increase sales in existing stores and to successfully reinvest in existing stores.
•If we are unable to successfully implement our pricing strategies, it could have an adverse impact on our business.
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
•Our operating results and inventory levels fluctuate on a seasonal basis.
•Catastrophic events, including changing climate and weather patterns leading to severe weather and natural disasters, may cause significant business interruptions and expenditures.
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

•If the performance of our Host brands declines or we are unable to maintain or extend our operating relationships with our Host partners, our business, profitability and cash flows may be adversely affected and we may be required to incur impairment charges.
•The termination of our partnership with Walmart has had, and may continue to have, an impact on our business, revenues, profitability and cash flows, which impact could be material.
•We may incur losses arising from our investments in technological innovators in the optical retail industry, including artificial intelligence, which would negatively affect our financial results.
•Sustainability issues, including those related to climate change, could have a material adverse effect on our business, financial condition and results of operations.
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
We had one reportable segment as of December 28, 2024: our Owned & Host segment. Our Owned & Host segment includes our two owned brands, America’s Best Contacts and Eyeglasses (“America’s Best”) and Eyeglass World, as well as our Host brands, Vista Optical locations within select Fred Meyer stores and Vista Optical locations on select military bases. See Part II. Item 8. Note 16. “Segment Reporting” for more information.
General
We are one of the largest optical retailers in the United States (“U.S.”) and a leader in the attractive value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best, regardless of their budget. Our mission is to make quality eye care and eyewear affordable and accessible to all Americans. We achieve this by providing eye exams, eyeglasses and contact lenses to value-seeking consumers. We deliver exceptional value and convenience to our customers, with attractive price points that provide value for a range of consumers. We reach our customers through a diverse portfolio of 1,240 retail stores across four brands and multiple consumer websites as of December 28, 2024, our 2024 fiscal year end.
Our Business Model
Our history of profitable growth is founded on a commitment to providing exceptional value and convenience to customers.
Key characteristics of our model are described below:
•Broad-based and Differentiated Value Proposition. We believe our success is primarily driven by our value-based offerings, convenient locations, broad assortment of branded and private label merchandise and the high levels of in-store service provided by our well-trained and passionate store associates and vision care professionals. We believe our bundled offers, including two pairs of eyeglasses plus an eye exam for $89.95 at America’s Best and two-pairs of eyeglasses for $99 at Eyeglass World, are among the lowest price offerings of any national chain. At the same time, we have found that our value proposition appeals to a broad group of value-seeking consumers and, as such, we have an opportunity to target consumers across a wide range of income demographics. Our ability to utilize national advertising for America’s Best allows us to communicate this value proposition to a meaningfully greater number of current and potential customers. We believe that our value proposition will continue to drive comparable store sales growth as we expand our target market, attract new customers and increase loyalty with existing customers.
•Recurring Revenue Characteristics. Eye care purchases are predominantly a medical necessity and are therefore considered non-discretionary in nature. While there are ranges of customer behaviors based on demographics and other factors, we estimate that our customers typically replace their eyeglasses every two to three years and their contact lenses every six to 12 months, reflecting the predictability of these recurring purchase behaviors. This is further demonstrated by the customer mix of our mature stores, with existing customers representing 67% of total customers in 2024 and new customers representing the remaining 33% of total customers in 2024.
•Target Attractive Store Economics. Since 2006, we have opened over 1,000 stores in the aggregate, including 1,039 stores under our America’s Best and Eyeglass World retail brands. Our store economics are based on low capital investment, steady ramping of sales in new locations, low operating costs and consistent sales volume and earnings growth in mature stores, which result in attractive returns on capital. By consistently replicating the key characteristics of our store model, we have executed a formula-based approach to opening new stores and managing existing stores, which has historically delivered predictable store performance across vintages, diverse geographies, and new and existing markets. Our new store model generally targets a store size between 2,500 to 4,500 square feet and an average new store cash investment of approximately $0.4 million to $0.6 million, in furniture, fixtures, leaseholds and equipment for new stores, net of tenant incentives. Our new store model targets sales in the fifth year of operation in the range of $1.5 million to $1.7 million, with at least 55% of year five sales targeted in the first full year of operation. Our new store model targets vary for America’s Best and Eyeglass World stores to reflect differences by brand, markets and geography. The majority of our owned stores have achieved profitability during the second year of operation and have paid back invested capital in three to five years.
During fiscal 2024, we undertook a comprehensive review of our store portfolio and announced plans to take action on 43 stores, including closing 39 stores by the end of fiscal 2026 and converting four Eyeglass World stores to America’s Best by the end of fiscal 2024. At that time, we also announced plans to temporarily moderate new store openings in 2025 to 30-35 new stores, after which time we expect to return to our more recent store opening cadence as strategic initiatives begin to take hold. We believe that the combination of these actions can be expected to provide us with increased flexibility to invest in existing operations and deploy capital to initiatives that will drive increased revenue and improved profitability, and allow us to increase investments in enhancing the overall patient and customer experience in our existing stores.
•Grow Our Store Base. We believe that we continue to have significant whitespace opportunity for continued growth. We have an established partnership with a third-party real estate data analytics firm to evaluate potential new America’s Best and Eyeglass World stores. The analysis, as updated in early 2024, shows that our total whitespace opportunity is believed to be at least 2,500 stores, more than double the existing store count across our brands.
Our disciplined approach to new store openings, combined with our attractive store economics, has led to strong returns on investment and we believe that our decision to temporarily moderate the pace of new store openings will allow us to continue this trend over the long term. The following chart depicts our store count over time:

Note: Effective as of February 23, 2024, we completed the transition of 229 Walmart Vision Center stores in connection with the termination of our Walmart partnership. The table above presents stores in operations across all retail brands at the end of each fiscal year, excluding Walmart Vision Center stores.

Our Business
The following table provides an overview of our portfolio of brands (see “Our Host Brands” below for more information):
Overview of Our Brands and Omni-channel & E-commerce Platforms

Owned & Host Brands

Lowest Price	Eyewear Value Superstore	Shop-Within-A-Shop	Commissary Store
Employed ODs	Mostly Independent ODs	Mostly Independent ODs	Mostly Independent ODs
1,036 Stores	122 Stores	29 Stores	53 Stores
~3,500 sq. ft.	~4,500 sq. ft.	~800 sq. ft.	~1,000 sq. ft.
~1,400 SKUs	~1,400 SKUs	~600 SKUs	~800 SKUs
Centralized Lab	Lab in Store / Centralized Lab	Centralized Lab	Centralized Lab

OMNI-CHANNEL & E-COMMERCE

Note: Store count as of December 28, 2024. SKU figures refer to eyeglass frame SKUs. ODs are Doctors of Optometry.
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
Our America’s Best Brand. America’s Best strives to be the value leader in virtually every market in which it operates. Its signature offer of “two pairs of eyeglasses for $89.95, including a free eye exam,” is typically priced significantly lower than the competition and provides customers with a wide selection of frame choices at this entry point. In America’s Best stores, vision care services are provided by optometrists employed either by us or by independent professional corporations or similar entities. This model facilitates the brand’s bundled offer and its Eyecare Club programs, which offer two free eye exams per year for the duration of the membership plus a discount on contact lenses and eyeglasses. By leveraging our efficient centralized laboratory network, America’s Best stores are able to minimize processing costs and drive significant economies of scale. These stores typically stock eyeglass frame imports from low-cost overseas manufacturers, higher-margin private label brands and discounted well-known frame brands. America’s Best stores are primarily located in high-traffic strip centers next to other value-focused retailers.
Our Eyeglass World Brand. Eyeglass World also offers a value price point for customers, with an opening offer of “two pairs of eyeglasses for $99.” This brand is positioned as an eyeglass superstore with a broad selection of designer brands and price points and offers a highly personalized level of service. We source eyeglass frames for our Eyeglass World stores from leading designer brands, private label manufacturers and low-cost overseas manufacturers. Eyeglass World locations offer eye exams, primarily from independent optometrists and optometrists employed by independent professional corporations or similar entities and have on-site laboratories that enable stores to quickly fulfill customer orders and make repairs on site. Lens orders that are not completed in store are completed by our centralized laboratory network. These stores are primarily located in freestanding or in-line locations near high-foot-traffic shopping centers.
Our Host Brands. We have two Host brands consisting of 53 Vista Optical locations on military bases and 29 Vista Optical locations within select Fred Meyer stores as of December 28, 2024. Our Host brands compete within the value segment of the U.S. optical retail industry. These brands combine a broad selection of products and attentive customer service with the convenience of one-stop shopping. These brands also utilize our centralized laboratories and provide eye exams principally by independent optometrists in nearly all locations.
Our Omni-Channel and E-Commerce Platforms. We offer our customers an engaging digital shopping experience through an established platform of omni-channel store websites, and our dedicated e-commerce consumer website,

DiscountContacts.com. Our omni-channel store websites augment our America’s Best, Eyeglass World and Vista Optical in military brands and provide a customer experience that extends across our in-store, mobile and e-commerce channels. We offer a range of services to customers, including eyeglass purchasing, online scheduling and appointment reminders, contact lens purchasing, “buy-in-store and ship-to-home” capabilities and online frame browsing, among others. Our omni-channel offerings work in concert with these brands to enhance the overall quality of the customer experience.
In the aggregate, sales from our omni-channel and e-commerce platforms, which include “buy-in-store and ship-to-home” transactions, represented approximately 7.3% and 10.1% of net revenue in fiscal year 2024 and 2023, respectively.
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
•Consistent Replacement Cycle. The repetitive and predictable nature of customer behavior results in a significant volume of recurring revenue for the optical retail industry. The purchasing cycle of vision correction devices is closely tied to the frequency with which consumers obtain eye exams. Most optometrists recommend annual eye exams as a preventive measure against serious eye conditions and to help patients identify changes in their vision correction needs. According to the Vision Council, approximately 117 million eye exams were performed in the U.S. during 2024. While there are ranges of customer behaviors based on demographics and other factors, we estimate that our customers typically replace their eyeglasses every two to three years and their contact lenses every six to 12 months, reflecting the predictability of these recurring purchase behaviors.
•Increased Usage of Computer and Mobile Screens. Due to the proliferation of smartphones, laptops, tablets and other electronic devices, the U.S. population has experienced a dramatic increase in the amount of time spent viewing electronic screens. According to the most recent data reported by The Vision Council in 2022, about 90% of American adults reported using digital devices for more than three hours per day with approximately 80% reporting experiencing symptoms of digital eye strain. This is anticipated to result in a larger percentage of the population suffering from screen-related vision problems, driving incremental sales of vision correction devices, such as traditional eyeglasses and contact lenses, as well as higher margin products designed specifically to counteract the effect of looking at screens for prolonged stretches of time.
•Growing Focus on Health and Wellness. The optical retail industry is poised to continue to benefit from expansive trends underlying an increasing societal focus on health and wellness. Consumers want personalized solutions that allow them to make informed decisions about their health. Additionally, rising healthcare costs are driving a growing emphasis on preventative healthcare. Eye exams can detect a host of
1 In recent years, The Vision Council has made multiple updates to its methodology for estimating the size of the optical retail industry including the use of new and updated sources for such data that had not been previously utilized for past industry estimates. As such, more recent estimates may not be comparable to estimates that the Company had disclosed in previous annual reports on Form 10-K, which, prior to 2023, were formulated using the prior methodology. The Company continues to evaluate the updated methodology and the new market estimate of a $68.3 billion optical retail industry in 2024, as compared to the $65.6 billion estimate in 2023.

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
Our Products and Services
Within our store brands, we primarily offer two products and one service: eyeglasses, contact lenses and eye exams. Nonetheless, our diverse product portfolio encompasses many brand names and thousands of stock keeping units (“SKUs”). Offerings include both brand name designers, like Ray-Ban, Coach and Calvin Klein, and private label options at attractive prices. Our brand-name frame offerings are manufactured by market leaders and we partner with several overseas factories to direct source our private label products. We also offer a broad portfolio of lenses, including single vision and bifocal lenses, with a variety of treatments to enhance vision. Through one-on-one consultative-selling, our sales associates have a number of opportunities to share information about value-added lenses, including thinner, higher-quality lenses and photochromatic options, which carry higher margins. As a result, a significant number of America’s Best customers and Eyeglass World customers who purchase eyeglasses choose upgraded lenses and/or frames instead of each brand’s signature or opening offer. In our America’s Best and Eyeglass World stores, we also offer accessories and contact lenses from all major contact lens manufacturers, including our own private label brands (Sofmed and Natural Eyes HydraWear, made by CooperVision). Collectively, our broad product offerings deliver consistent financial results and reduce our reliance on any individual product, style or trend.
Eye exam services are provided by optometrists employed by us, or by professional corporations or similar entities owned by eye care practitioners with whom we have contractual arrangements or by independent optometrists with whom we have contracted. In addition, as part of our efforts to provide quality, accessible eye care, we have deployed a telehealth solution in certain locations that allows optometrists working remotely to provide eye exam services to patients. Through this remote medicine platform, patients still visit our stores for eye care services, but instead of seeing the optometrists in person, the patients are connected with optometrists licensed in their state through video conferencing technology. The optometrists work with trained optometric technicians and clinical assistants to collect preliminary data, and then the optometrists control the optometric equipment remotely to conduct the refractions and eye health examinations while communicating with the patients in real time via 2-way synchronous audio and visual connection. As of December 28, 2024, this technology has been enabled in over 730 of our America’s Best locations. We believe remote medicine not only helps provide quality, accessible eye care to more patients, but also helps address constraints in exam capacity from optometrist availability in store. As part of the rollout, we have also invested in the transition to an electronic health record (“EHR”) platform in all America’s Best locations.
America’s Best offers its Eyecare Club programs primarily to its contact lens customers. As of December 28, 2024, the Eyecare Club had approximately 1.4 million active members. Eyecare Club members receive two free eye exams per year and 10% off all contact lenses and eyeglasses for the duration of the three-year membership, as well as other periodic benefits and discounts, for a one-time fixed payment. Memberships can be purchased in stores or on our America’s Best website. There is a high adoption rate of Eyecare Club membership by America’s Best customers who are not part of a managed care program and who visited an America’s Best store for a contact lens examination. The disposable nature of contact lenses means that customers must replenish their contacts frequently and, in order to refill their prescriptions, contact lens users must have a current prescription. For a prescription to be current, customers generally need to have an eye exam every one or two years, depending on the state in which they reside. The multiyear nature of these memberships, which customers pay in full at the time they join, facilitates repeat traffic to America’s Best stores for exams and contact lens purchases and builds customer loyalty.
See Note 9. “Revenue from Contracts with Customers” in our audited consolidated financial statements included in Part II. Item 8. of this Form 10-K for additional information.
Our Customers
We believe that everyone deserves to see their best in order to live their best. Our customers are savvy shoppers who define value in multiple ways but are unified by getting the products and care they need, at a great price without compromising what they want. Purchasing decisions are based on value, quality of service, fashion, location and eye health, among other factors. Based on a variety of third-party research studies, we have found that our customers typically prioritize value and convenience above other considerations. Value encompasses a combination of eye health with quality products and services, all offered at a fair price. Convenience encompasses multiple vectors: (i)

retail locations near where our customers work and shop, with easy, convenient parking, (ii) store hours that fit their lifestyles, (iii) product selection that achieves aesthetic and/or fashion goals, (iv) availability of on-site eye exams and (v) acceptance of certain vision insurance benefits.
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
Our Customer Relationship Management (“CRM”) system is used to collect customer demographic data. With this information and the third-party data that we use to supplement the customer information, we enhance our customer relationships with communications based on their individual vision needs and interests to help improve existing customer retention. In fiscal 2025, we expect to launch a new customer experience platform to centrally manage all customer data, communications and analytics, which would replace our previous CRM system. We expect this new technology will allow us to build dynamic, omnichannel customer journeys based on individual behaviors and preferences in order to maximize customer engagement and increase customer retention through personalized experiences across our brands.
In addition to our CRM program, digital advertising is a critical component of our media mix, as we believe both of these programs generate a high rate of return. Potential customers gain awareness of our brands through paid and organic digital efforts via content, video and social media that lead them to our websites.
Our Sourcing and Supplier Relationships
We purchase our frame merchandise from a wide variety of vendors, with a limited number of vendors supplying the majority of our eyeglass lenses and contact lenses. We are a large customer for most of our suppliers and we strive to form meaningful, long-lasting and mutually beneficial relationships with our vendors. We have long-term contracts with certain of our key suppliers, including Essilor and CooperVision. Under our agreement with Essilor, Essilor has the sole and exclusive right to supply certain eyeglass lenses to us. The current term of our agreement with Essilor runs through May 2026. We are collaborative in our vendor negotiations so as to develop a partnership with our vendors and, in time, a sense of loyalty to National Vision. Each of our top 10 vendors has been with us for approximately 10 years, and several of these vendors have been with us since our inception in 1990. We focus on sourcing low-cost products, including well-known frame brands, secondary frame brands, direct import and private label frames and private label contact lenses. Our well-developed capability of direct-to-factory sourcing and importing of frames allows us to offer high-quality, low-priced frames while generating strong margins.
Our Optical Laboratories and Distribution Network
We use a highly efficient mix of four domestic, company-operated processing facilities and have an outsourcing relationship with an international, third-party facility. We have state-of-the-art lens processing capabilities in our geographically diverse, company-operated production facilities in Lawrenceville, Georgia; St. Cloud, Minnesota; Plano, Texas; and Salt Lake City, Utah. Our centralized optical laboratories handle all aspects of customizing eyeglass lenses, and have digital capabilities for grinding, coating and edging to customer prescription and eyeglass frame specifications. We have developed a high-volume, low-cost lens processing model to provide approximately seven- to 10-day turnaround service through our domestic owned laboratories and our international partner laboratories. This network was created through significant investment by us and is leveraged across our portfolio of brands to provide efficiency and scale. We route eyeglass orders to both our owned and outsourced laboratories through an automated decision tree that incorporates information on (i) the nature of the job; (ii) the technical capabilities of each laboratory; (iii) the capacity of each laboratory; (iv) the inventory at each laboratory; and (v) the cost of that particular job at each laboratory. This architecture is integrated with the point-of-sale system and enables us to minimize our processing costs, while ensuring on-time deliveries. The processing system is designed such that the more eyeglasses we sell, the more efficient the laboratories become, creating significant cost savings over time.

In addition, our Eyeglass World stores are equipped with on-site laboratories, which typically process less complicated customer orders with same-day service. All lens orders that are not processed or completed in store are processed or completed by our centralized laboratory network.
As of December 28, 2024, we have a 118,000 square foot distribution center in Lawrenceville, Georgia. We utilize third-party carriers to transport products from the distribution center to customers and store locations. We have transitioned the contact lens fulfillment and distribution previously handled by AC Lens to a third-party vendor. We are subleasing the warehouse in Columbus, Ohio that was previously used in our AC Lens operations.
Our Mission and Philanthropic Efforts
Our mission is to help people by making quality eye care and eyewear more affordable and accessible. Our philanthropic culture instills a sense of purpose and engagement in our associates, from in-store team members to senior management. Our associates feel pride in the positive work they are doing, which helps us to attract and retain both store associates and vision care professionals, thus improving the customer experience in our stores. In addition, our mission has been essential to the recruitment and retention of our management team, whose extensive experience is a key component of our business success.
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
Human Capital Management
As of December 28, 2024, we had 13,411 full-time and part-time associates, including 636 directly employed optometrists. As of December 28, 2024, our network of optometrists included 2,393 optometrists, of which 636 were directly employed by us, 1,478 were employed by professional corporations or similar entities with which we contract, and 279 who sublease in our store locations.
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
Values and Culture
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
With an inclusive and people-first culture, we are focused on celebrating and respecting our backgrounds, empowering, rewarding and developing our associates, and aiming to give back to the communities in which we serve. Our human capital initiatives are focused on attracting highly qualified individuals and providing them with continued opportunities for growth and development. We were named one of Newsweek’s America’s Most Responsible Companies for 2024 in recognition of our corporate responsibility and citizenship.
Talent Acquisition
At National Vision, we are committed to attracting talent aligned with our Vision, Mission and Values. We continue to refine our technology to improve both the candidate and hiring manager experience. In 2024, National Vision launched Eyes on Talent Training, specifically designed for hiring managers to enhance talent selection skills. The training focused on both the candidate experience and interviewing skills. More than 1,500 managers completed this course. In addition, we have established critical partnerships with outside vendors that provide us with additional resources to drive candidate flow for key roles. We are continuing our multi-year sponsorship of the Association of Schools and Colleges of Optometry campaign “Optometry Gives Me Life” targeted at high school and college students, and ensuring that graduating optometrists are educated on the variety of career options available to them. Additionally, we support our associates’ interest in attending Optometry school through our internal National Vision Doctor of Optometry Tuition Reimbursement program, which provides for the reimbursement of education expenses to associates attending optometry school. We utilize both in-person events and online platforms for job fairs and on-campus events, and selectively offer key incentives, such as a student loan repayment program.
Talent Development
We are committed to high-quality training support for our associates. We have increased ongoing training in recent years, especially in the areas of safety protocol procedures and customer interactions, and have enhanced virtual, instructor-led training classes, allowing for high-touch training in a remote setting. We provide associates and optometrists with several opportunities and mechanisms through which they can provide feedback, and this allows us to continue developing programs for training and growth.
In 2024, we designed and piloted two new-hire and onboarding programs. The first is focused on store-based associates and managers and extends the length of the new associate training experience, ensuring associates and managers who are new to their roles have adequate time to learn our culture and the skills needed to be successful. The second is focused on district managers, and is designed with both new and existing district managers in mind. For new district managers, it provides a longer and more formal onboarding experience. For existing, tenured district managers, the program also provides extended career path and growth opportunities to utilize consistent training skills with new district managers.
We have also invested in supporting our new-to-role store managers through the Training Store Manager Program, which provides training during their critical first weeks in their new store. The program offers high-performing store managers the opportunity to become certified Training Store Managers for their district. They complete a five-week certification process focused on coaching, self-awareness, giving and receiving feedback, evaluating their business, and time management. Once participants are certified as Training Store Managers, they are ready to provide onboarding and training support to new store managers in their district. In addition to providing valuable support to new managers and new store teams, the program provides a new avenue for leadership opportunities and professional development for our associates. We continued to grow and invest in the Training Store Manager Program in 2024, building on our culture of developing and promoting our associates.
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
In 2019, we established the National Vision Crisis Relief Fund to help support associates who are facing financial hardship as a result of a natural disaster, family emergency or other unexpected events. Since its creation, the fund has provided over $1.9 million to associates for assistance.
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
Through our point-of-sale system and our back-office electronic data interchange (“EDI”) capabilities, we attempt to create a seamless transactional experience for our managed care customers and have increased training for our store associates with this goal in mind. From time to time, vision care insurance payors may make changes to their EDI claim systems or experience system outages. Such changes or outages may require us to update our processes and could impact our ability to submit claims or to timely receive reimbursements from our managed care partners. As such, when asked, we have assisted a number of our larger vision care insurance payors to either implement or improve claims transmission processes via application programming interfaces (“APIs”). By the end of fiscal 2025, we expect that such APIs will be implemented with our three largest payors, which we anticipate to improve the customer experience and reduce claim errors that would otherwise result in rejections and potential write-offs.
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
Seasonality
Our business is moderately seasonal in nature. Historically, our business has realized a higher portion of net revenue, operating income and cash flows from operations in the first half of the year, and a lower portion of net revenue, operating income and cash flows from operations in the fourth fiscal quarter. The first half seasonality is attributable primarily to the timing of our customers’ income tax refunds and annual health insurance program start/reset periods. We believe that many customers in our target market are value-seeking consumers who rely on tax refunds to pay for eyewear and eye care. A delay in the issuance of tax refunds can accordingly have a timing impact on our quarterly financial results in the first half of the year. Consumer behavior with respect to the utilization of tax refund proceeds is also subject to change.
With respect to our fourth quarter results, compared to other retailers, our products and services are less likely to be included in consumers’ holiday spending budgets, therefore reducing spending on personal vision correction during the weeks preceding December 25th of each year. Additionally, although the period between December 25th and the end of our fiscal year is typically a high-volume period, the net revenue associated with substantially all orders of prescription eyeglasses and contact lenses during that period is deferred until January due to our policy of recognizing revenue only after the product has been accepted by the customer, further contributing to higher revenue results in the first half of the year. Our quarterly results may also be affected by the timing of new store openings and store closings, the amount of sales contributed by new and existing stores, the timing of certain holidays, and the timing of weather-related store closures. Furthermore, changes in consumer behavior in recent years have suggested a departure from the seasonal norms we have experienced in the past and may continue to disrupt the historical quarterly cadence of our results of operations for an unknown period of time.
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
Areas in which we have invested and continue to invest in include, among others, software systems to enhance the growth of enterprise resource planning (“ERP”), CRM, omni-channel, customer engagement efforts, remote medicine and EHR platforms, cybersecurity programs, our overall security posture, and point-of-sale systems. We believe these investments, along with maintenance of our existing information technology capabilities, will provide the flexibility and capacity to accommodate our future growth plans.
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
Corporate Practice of Medicine/Optometry and Similar Laws
Many states prohibit the corporate practice of medicine/optometry where an unlicensed entity practices medicine or employs a physician or optometrist to provide professional medical services. Further, many states interpret these or similar rules broadly to prohibit employment of eye care practitioners by corporations like us and to prohibit various financial arrangements, such as fee-splitting, between eye care practitioners and other entities. Many states also regulate certain business practices as well as landlord-tenant arrangements between optical companies and optometrists. For example, some states prohibit a common entrance to a retail optical location and an optometric office. These laws and regulations can vary significantly by state, requiring us to tailor our operations in each state to the particular laws of such state. Many of these laws and regulations are vague and subject to the interpretation of regulators and enforcement authorities, which may change over time. States periodically revisit these laws and regulations and we are subject to the ongoing risk that the regulatory scheme in any state could change in ways adverse to us. Our America’s Best operations, which feature a bundled offer of eyeglasses and an eye examination, are particularly implicated by these laws. Additionally, state legislators and regulators may be reluctant to accept telehealth and remote medicine as a way to provide access to quality patient care. There is a disparity across jurisdictions in how telehealth is regulated and how we are able to implement our remote medicine solution. Our ability to launch our remote medicine solution in certain jurisdictions at all or in the most cost-efficient manner is highly dependent on the evolution of these state-by-state requirements and restrictions.

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
Privacy and Security
We directly collect, use, access, disclose, transmit and/or store protected health information (“PHI”) and personally identifiable information (“PII”) in connection with the sales of our products and services, customer service, billing and employment practices. As a health care provider and as a business associate to health care providers, we are subject to federal and state laws governing privacy and security, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and its implementing regulations, such as the Privacy Rule, the Security Rule and the Breach Notification Rule. The Health Information Technology for Economic and Clinical Health Act of 2009 (the “HITECH Act”) extends the Privacy Rule and the Security Rule directly to business associates. We are also subject to comparable state health privacy laws to the extent they are more protective of individual privacy than the Privacy Rule. We believe that the Office of Civil Rights, which is the enforcement agency for HIPAA, may implement modest changes to HIPAA in 2025, pursuant to a notice of proposed rulemaking that was issued in December 2020. Moreover, nearly all states have adopted their own data breach laws with comparable (and sometimes conflicting) standards and requirements. These state laws apply to breaches of specified elements of PII. In addition, more than a dozen states, including California, have adopted comprehensive consumer privacy laws, and additional states may amend or adopt new laws or regulations regarding data privacy that may be applicable to us, including additional consumer privacy laws.
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
Insurance and Risk Management
We use a combination of purchased insurance and self-insurance for workers’ compensation, general liability, property, director and officers’ liability, vehicle liability, and associate health-care benefits, among others. Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Where we have retained risk through self-insurance or similar arrangements, we utilize third-party firms to assist management in assessing the financial impact of risk retention.
Our Website and Availability of SEC Reports and Other Information
Our website is www.nationalvision.com. Investors can obtain copies free of charge of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. You may access these documents on the “Investors” section of our website. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at the following address: http://www.sec.gov.
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

Risks Related to Our Business and Operations
Market volatility, an overall decline in the health of the economy, global macroeconomic conditions and other factors may affect consumer spending or behavior, which could materially harm our sales, profitability and financial condition.
Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer behavior, confidence and spending, including whether consumers make purchases, their choice of price point, their appetite for upgrades or add-on services, or the frequency with which they have an eye exam or replace their eyeglasses. Conditions that have affected, or may in the future affect, consumer sentiment include general economic conditions, consumer disposable income, energy and fuel prices, recession and fears of recession, unemployment, minimum wages, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, tax rates and policies, inflation, consumer confidence in future economic conditions, developments related to the U.S. federal debt ceiling and political conditions. In recent years, global markets and economic conditions have been challenging, particularly in light of elevated interest rates and historic inflation, which has created continued economic uncertainty. Additionally, uncertainty and market volatility have been magnified as a result of potential shifts in U.S. and foreign trade, economic, and other policies following the election of a new U.S. president for a term that commenced in 2025, coupled with a consolidation of party control of both chambers of Congress, which has led to new legislative and regulatory initiatives and the roll-back of certain initiatives of the previous presidential administration, which may impact our business and our clients’ businesses in unpredictable ways, including as a result of the potential implementation of more restrictive trade policies, higher tariffs or the renegotiation of existing trade agreements. These conditions have impacted customer demand and may continue to have similar impacts in the future. Reduced customer confidence and spending cutbacks may result in reduced demand for our merchandise and may force us to mark down inventory, increase selling and promotional expenses or, if part of a prolonged or pervasive economic downturn, may slow the pace of new store openings or cause current stores to close.
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
Furthermore, the customers we serve may be disproportionately sensitive to a number of these and other factors outside of our control. A continuation of these or other similar circumstances could have a material negative impact on our financial performance.
Global political, socio-economic, cultural, and geopolitical issues can also impact macroeconomic conditions and consumer sentiment and could have a material adverse impact on our financial results. These issues include, but are not limited to, ongoing conflicts across the globe such as in Russia-Ukraine and the Middle East, and relations between Taiwan and China, as well as disruptions caused by terrorist activities or otherwise. Further escalation of these geopolitical conflicts, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and financial condition. In addition, the effects of the ongoing conflicts could also heighten many of the other risk factors described herein.
We may not be successful in implementing our transformation initiatives, or in anticipating the impact of important strategic initiatives, and our plans for implementing such initiatives may be altered or delayed due to various factors, which may have an adverse impact on our business and financial results.
We may not be able to implement our transformation initiatives in accordance with our expectations or in a way that generates expected returns, which may result in an adverse impact on our business and financial results. These strategic initiatives, which include a focus on implementing new pricing architecture, enhancing the customer and patient experience, and optimizing cost structure, are designed to strengthen our core business, improve our results of operations, and drive long-term shareholder value.
In addition to other factors listed in this risk factors section, the challenges of company-wide coordination and alignment or our inability to identify or act on opportunities to deliver anticipated cost savings may adversely affect the successful implementation of these initiatives, which could have a material adverse impact on our business and financial results.

The implementation, timing and results of these complex strategic initiatives are subject to various risks and uncertainties, which may require that we make significant estimates and assumptions in our planning. These initiatives place significant demands on our accounting, financial, information technology, and other systems, and on our business overall. We are dependent on our management’s ability to oversee these initiatives effectively and implement them successfully. If our estimates and assumptions about our initiatives are incorrect, or if we miscalculate the resources or time, we need to complete them or fail to execute on them effectively, our pursuit of these initiatives may increase our costs and reduce our margins and profitability.
To be effective, our transformation initiatives have required, and will continue to require, significant investment in cross-functional operations and management focus, along with supporting investments. If we are unable to attract and retain employees or contract with third parties having the specialized skills needed to support our efforts, or implement improvements to systems in a timely manner, our ability to compete and our results of operations could be adversely affected. In addition, if initiatives related to our new store concepts and improved customer experience do not appeal to our customers or if we are unable to consistently meet our brand execution promises in a cost-effective manner, we may experience a loss of customer confidence or lost sales, which could adversely affect our reputation and results of operations.
A failure to properly execute our plans and business strategies, delays in executing our plans and business strategies, increased costs associated with executing on our plans and business strategies, or failure to identify alternative strategies could have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
Competition for vision care professionals has increased, especially with the increased demand for optometrists in the current constrained labor market. We compete with other optical retail companies, health systems and group practices for vision care professionals. Failure to attract, hire and retain vision care professionals, or to design and successfully implement more flexibility to meet the expectations of prospective and existing vision care professionals, could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that flexibility initiatives provided to vision care professionals, including with respect to scheduling, will be successful in attracting or retaining vision care professionals or addressing constraints in exam capacity. In recent years, we have experienced an increased degree of vision care professional shortages and related exam capacity constraints, which continued over the course of 2024, and may continue into 2025 and beyond, despite increased recruitment and retention efforts including wage investments and other enhanced compensation efforts. Such efforts have increased, and may continue to increase, our operating costs which could adversely impact our results, and ultimately may be unsuccessful. In addition, due to these same factors, we experienced wage pressure for our vision care professionals and associates in 2024, which we expect to continue in 2025, and which may continue thereafter.
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
Our success depends substantially on the value of our owned brands, and failure to maintain, protect, and enhance their value could have a negative impact on our business, financial condition, and results of operations.
We believe we have built a strong reputation for delivering exceptional value and convenience to our customers through our owned brands, America’s Best and Eyeglass World. To be successful in the future, we believe we must preserve, grow, and leverage the value of our owned brands across all sales channels.
We expect to invest substantial resources to promote and maintain our brands, but there is no guarantee that our brand development strategies will enhance the recognition of our brands or lead to increased sales. The strength of our brands will depend largely on our ability to provide products and services at competitive prices. Brand promotion activities may not yield increased net revenue, and even if they do, the increased net revenue may not offset the expenses we incur in promoting and maintaining our brands and reputation. If our efforts to cost-effectively promote and maintain our brands are not successful, our results of operations and our ability to attract and engage customers, partners, and employees may be adversely affected.
Unfavorable publicity regarding our products, customer service, or privacy and security practices could also harm our reputation and diminish confidence in, and the use of, our products and services. In addition, negative publicity related to key brands that we have partnered with may damage our reputation, even if the publicity is not directly related to us. If we fail to maintain, protect, and enhance our brands successfully or to maintain loyalty among customers, or if we incur substantial expenses in unsuccessful attempts to maintain, protect, and enhance our brands, we may fail to attract or increase the engagement of customers, and our business, financial condition, and results of operations may suffer.
Additionally, if we are unsuccessful in maintaining, protecting and enhancing our brands, we may be required to evaluate whether certain assets, including goodwill and other intangibles, have become impaired. In fiscal 2024, we recorded a $19.2 million goodwill impairment related to Eyeglass World. In the event we are required to record further impairment charges, it could have a material impact on our financial results.
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
Accordingly, we cannot assure you that we will achieve our planned growth or that our new stores will perform as expected or achieve net sales or profitability levels comparable to those of our existing stores in the time periods estimated by us or at all. Additionally, in fiscal year 2025, we plan to temporarily moderate new store openings, after which time we expect to return to our more recent store opening cadence as strategic initiatives begin to take hold. Our failure to implement our growth strategy and to successfully open and operate new stores in the time frames and at the costs estimated by us, or failure to return to our more recent store opening cadence in the expected time period or at all, could have a material adverse effect on our business, financial condition and results of operations.
Our growth is dependent on our ability to increase sales in existing stores and to successfully reinvest in existing stores.
Existing store sales growth is critical to strong operating results and is dependent on a variety of factors, including merchandise quality, relevance and availability, doctor availability, store operations and customer satisfaction. In addition, increased competition could adversely affect our sales. We have begun several strategic initiatives to increase our sales and profitability, some of which remain in the early stages. For example, we recently concluded a comprehensive review of our store portfolio and announced plans to take action on 43 stores, including closing 39 stores by the end of fiscal 2026 and converting four Eyeglass World stores to America’s Best by the end of fiscal 2024. We intend to allocate capital in fiscal 2025 to increase investments in enhancing the overall patient and customer experience in our existing stores. If such store closures fail to deliver the expected Adjusted EBITDA improvement in the timeframe expected, or at all, or if we are unable to successfully reallocate capital to enhance existing stores, it could have a material adverse effect on our business, financial condition and results of operations. For more information, see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II. Item 8. Note 1 “Business and Significant Accounting Policies.”

If we are unable to successfully implement our pricing strategies, it could have an adverse impact on our business.
Our continued success depends in part on our ability to adjust our pricing strategies to respond quickly and effectively to shifting economic and competitive conditions as well as evolving customer preferences. From time to time, and increasingly in connection with our new transformation initiatives, we have taken and may continue to take pricing actions and introduce limited-time promotions or new offers designed to increase demand traffic, awareness and drive sales. For example, effective January 26, 2025, we implemented a $10 price increase to each of our America’s Best signature offer and our Eyeglass World opening offer. There can be no assurance that future cost increases will be fully absorbed by our customers without any resulting change to their demand for our products and services. Additionally, many factors, including operating costs, constraints, or changes, and our current and future competitors’ pricing and marketing strategies, could significantly affect our pricing strategies, which may prevent us from competing effectively. If our pricing strategies are not successful, or are not as successful as those of our competitors, our sales and market share could decrease and could have an adverse effect on our sales and financial condition.

We are a low-cost provider and our business model relies on the low cost of inputs. Factors such as wage rate increases, inflation, cost increases, increases in the price of raw materials and energy prices could have a material adverse effect on our business, financial condition and results of operations.
Increases in compensation, wage pressure and other expenses for vision care professionals, as well as our other associates, have adversely affected, and may continue to adversely affect, our profitability. Increases in minimum wages and other wage and hour regulations and labor shortages can exacerbate this risk. In recent years, we have experienced an increasingly competitive labor market for vision care professionals and increased preferences for adjusted work schedules, resulting in the demand for optometrists exceeding supply in certain areas during fiscal year 2024 and causing constraints in exam capacity. Due to these factors, we experienced wage pressure for our vision care professionals and associates in 2024, which we expect to continue in 2025 and may continue thereafter. Targeted wage investments, including increases in compensation and other expenses for our optometrists and associates, along with other initiatives, were implemented in response to these factors that have and will continue to impact our costs applicable to revenue and selling, general and administrative expenses. The costs associated with employment or retention of vision care professionals may increase further, potentially materially. See “Failure to recruit and retain vision care professionals could adversely affect our business, financial condition and results of operations” above. Additional tariffs or other future cost increases, such as increases in the cost of merchandise, shipping rates, raw material prices, freight costs and store occupancy costs, may also reduce our profitability. These cost increases may be the result of inflationary pressures which could further reduce our sales or profitability. Increases in other operating costs, including changes in energy prices and lease and utility costs, may increase our cost of products sold or selling, general and administrative expenses. Our low-price model and competitive pressures in the optical retail industry may inhibit our ability to reflect these increased costs in the price of our products, in which case such increased costs could have a material adverse effect on our business, financial condition and results of operations.
We require significant capital to fund our expanding business. If we are unable to maintain sufficient levels of cash flow from our operations, we may not be able to execute or sustain our growth strategy or we may require additional financing, which may not be available to us on satisfactory terms or at all.
To support our expanding business and execute our growth strategy, we need significant amounts of capital, including funds to pay our lease obligations, build out new store spaces, laboratories and distribution centers, implement and operate remote medicine technology and EHR platforms, purchase inventory, pay personnel and further invest in our infrastructure and facilities, including investments in transitioning and updating our ERP and other technological systems and capabilities. In 2025, we intend to continue to progress both our ERP initiatives and to expand the installation of the EHR platform to the remaining America’s Best locations and our CRM initiatives. We cannot guarantee that these projects will be completed on time or within established budgets. Any delay or increased costs could have a material adverse effect on our business, financial condition and results of operations. Further, our plans to grow our store base may create cash flow pressure if new locations do not perform as projected. We have primarily depended, and expect to continue to primarily depend, on cash flow from operations to fund our business and growth plans. If we do not generate sufficient cash flow from operations, we may need to obtain additional equity or debt financing or utilize our revolving credit facility. Tightening in the credit markets, low liquidity, volatility in the capital markets or a downturn in the economy could result in diminished availability of credit, higher cost of borrowing or lack of confidence in the equity markets, any of which may make it more difficult to obtain additional financing on terms that are favorable to us. If such financing is not available to us, or is not available on satisfactory terms, our ability to operate and expand our business could be curtailed and we may need to delay, limit or eliminate planned store openings or operations or other elements of our growth strategy.
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
We need to continually evaluate the adequacy of, and opportunity to upgrade, our laboratory, distribution and information technology capabilities, including those related to remote medicine. Our laboratories and distribution center have a finite capacity and, to the extent we grow beyond this capacity, we will need to expand our current laboratories and/or distribution center or add new laboratories and/or distribution capabilities, the cost of which could be material. Should we open additional laboratories or distribution centers, any related construction or expansion projects entail risks which could cause delays and cost overruns, such as unavailability of suitable space, shortages of materials, shortages of skilled labor or work stoppages, unforeseen construction, scheduling, engineering, environmental or geological problems, weather interference, fires or other casualty losses, and unanticipated cost increases. We cannot guarantee that any project will be completed on time or within established budgets. Any delay or increased costs associated with any project could adversely affect the financial and overall performance of our existing and planned new stores.
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
We lease our America’s Best and Eyeglass World store locations, our corporate office, the FirstSight corporate office, our laboratories in Georgia, Texas and Utah, and our distribution center. Additionally, we are still obligated under the lease for a distribution center in Ohio that was previously used in our AC Lens business; this lease expires in March 2028. We also lease our Vista Optical locations inside Fred Meyer stores. As a result, we are susceptible to changes in the property rental market and increases in our occupancy costs.
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
Catastrophic events, including changing climate and weather patterns leading to severe weather and natural disasters, may cause significant business interruptions and expenditures.
The risk or actual occurrence of various catastrophic events, including natural disasters or extreme weather events, diseases or pandemics, acts of terrorism, civil unrest, power or water shortages, telecommunications failures, wars, or other conflicts, could have a material adverse effect on our financial performance.
Severe weather conditions and other natural phenomena resulting from changing weather patterns and rising sea levels or other causes, including hurricanes, floods, fires, landslides, extreme temperatures, major or extended winter storms, significant precipitation, and earthquakes, may result in damage to our stores or other facilities and unavailability of our workforce. Additionally, shifts in weather patterns caused by climate change are expected to increase the frequency, severity or duration of certain adverse weather conditions, which could cause more significant business interruptions that result in increased costs, increased liabilities, and decreased revenues. Such losses could materially and adversely affect our business, financial condition and results of operations. Climate change may also have indirect effects on our business, including for example, leading to increased costs (or unavailability) of property or other insurance policies. Additionally, new or additional legal, legislative and regulatory requirements to reduce or mitigate the effects of climate change on the environment could result in increased capital expenditures to improve the energy efficiency of our existing stores and other facilities and could also require us to spend more on new stores or facilities without a corresponding increase in revenue. In addition, changes to the environment, both long- and short-term, may affect consumer sentiment in a way that negatively impacts our revenue and profitability.
From time to time, we have also temporarily closed certain stores due to widespread health concerns like the COVID-19 pandemic; hurricanes, extreme temperatures, and other severe weather; natural disasters such as wildfires, or civil unrest. Such store closures due to factors that are outside of our control could materially adversely affect our sales and profitability.
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
Substantially all of our inventory is shipped directly from suppliers to our distribution center in Lawrenceville, Georgia. Inventory is then processed, sorted and shipped using third-party carriers to our stores, to our laboratories for further processing or to our online customers. We operate laboratory facilities in Lawrenceville, Georgia; St. Cloud, Minnesota; Plano, Texas; and Salt Lake City, Utah. We also have outsourcing relationships with third-party laboratories in Mexico. These laboratories process most of the lenses ordered by customers in our stores, as well as on our websites. Once processed at the laboratories, the finished products are returned to our distribution centers for shipment to stores and customers. Additionally, in 2024, we transitioned the contact lens fulfillment and distribution services previously conducted by AC Lens to a third-party vendor.
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
We derive revenues and operating cash flows from our relationships with our Host partners through our operation of, as of December 28, 2024, 29 Vista Optical locations within select Fred Meyer stores and 53 Vista Optical locations on select military bases. Termination or expiration of our Host agreements would result in a reduction of our revenues and operating cash flows, which could be material and which could adversely affect our business, financial condition and results of operations including an impairment of the intangible assets.
Additionally, the loss of our Vista Optical locations could impair our ability to attract and retain management and retail associates, compete for managed vision care contracts, obtain favorable terms, such as discounts and rebates, from optical vendors and generate cash to fund our business and service our debt obligations. We may seek to replace any lost Host locations with new America’s Best or Eyeglass World stores but we may not be able to support the carrying value of the intangible assets at these brands or replace the lost revenues and cash flows.
At December 28, 2024, the carrying value of intangible assets at our Host brands was $8.2 million. We review the carrying value of our goodwill and intangibles for impairment annually, or more frequently when impairment indicators exist. The impairment test requires us to analyze a number of factors, including evaluating the useful life of intangible assets, and make estimates that require judgment. Future changes in the business profitability, expected cash flows, our business strategy and external market conditions, among other factors, could require us to record impairment charges for goodwill or intangible assets, which could lead to decreased assets and reduced net income. If a significant write down were required, the charge could have a material adverse effect on our operating results and stockholders’ equity, and could impact the trading price of our common stock. During fiscal year 2024, we recorded a $10.5 million impairment of our Fred Meyer contracts and relationships intangible asset due to the decision to close certain Fred Meyer stores as part of our store fleet review.
The termination of our partnership with Walmart has had, and may continue to have, an impact on our business, revenues, profitability and cash flows, which impact could be material.
Following receipt of notice of non-renewal by Walmart on July 20, 2023, our partnership with Walmart, which included supplying and operating Vision Centers in select Walmart stores and arranging for the provision of optometric services at certain Walmart locations in California, ended effective as of February 23, 2024. Additionally, the agreements governing our provision of contact lens distribution and related services to Walmart and Sam’s Club terminated during the second quarter of 2024 and the Company has wound down substantially all of its AC Lens operations, including the closure of its Ohio distribution center, which largely supported the wholesale distribution and e-commerce contact lens services that we provided to Walmart and Sam’s Club. A dedicated e-commerce website that was previously managed by AC Lens was transitioned to NVI. The termination of the Walmart partnership and the wind down of AC Lens operations resulted in a reduction of our revenues, profitability and cash flows, which has affected, and may continue to affect, our business, financial condition and results of operations.
The termination of the Walmart partnership and related wind down of AC Lens operations could continue to have a negative impact on other parts of our business, including, without limitation, impairing our ability to attract and retain management, associates and optometrists, to compete for managed vision care contracts, to obtain favorable terms from vendors, or to generate cash to fund our business. In addition, the termination of the Walmart partnership has adversely affected, and may continue to adversely affect, the market price of our common stock, regardless of our actual operating performance.
We may incur losses arising from our investments in technological innovators in the optical retail industry, including artificial intelligence, which would negatively affect our financial results.
We are regularly presented with opportunities to invest in technological innovators in the optical retail industry. We have invested in an entity specializing in applying artificial intelligence-powered screening and diagnostic tools to retinal imaging and historically have invested in certain venture-backed emerging companies and technological innovators across the optical retail industry. Such investments could include equity or debt instruments in companies that may be non-marketable. The success of these companies may depend on product development, market acceptance, operational efficiency and other key business factors. If any of these companies fail, we could lose all or part of our investment in that company. If we determine that impairment indicators exist and that there are other-than-temporary declines in the fair value of the investment, we may be required to write down the investments to their fair value and recognize the related write-down as an investment loss.
Sustainability issues, including those related to climate change, could have a material adverse effect on our business, financial condition and results of operations.
Investors, customers, employees and other stakeholders have increasingly focused on the sustainability practices of companies in recent years. As we published our fourth Corporate Responsibility Report in 2024 and continue to develop our corporate responsibility strategy, our sustainability practices will be evaluated against stakeholders’ evolving expectations and standards for responsible corporate citizenship. If our practices in the areas of social impact, employee empowerment, environmental stewardship and corporate governance fail to meet such expectations and standards, our reputation or employee and customer retention may be negatively impacted. Additionally, increased regulatory requirements regarding climate and sustainability disclosures, as well as environmental stewardship, could also lead to increased operational costs. Conversely, anti-ESG sentiment has gained momentum across the United States, at both the federal and state levels. Sustainability regulations have resulted in, and may continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations and if we fail to meet evolving and divergent stakeholder expectations on sustainability issues, investors may reconsider their investment in the company and customers may choose to find alternative providers, which could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Dependence on Third Parties

Our future operational success depends on our ability to develop, maintain and extend relationships with managed vision care companies, vision insurance providers and other third-party payors.
An increasing percentage of our customers receive vision insurance coverage through managed care payors. These payors represent an increasingly significant portion of our overall revenues and our revenue growth and represented approximately 40% and 37% of our revenues from continuing operations in fiscal years 2024 and 2023, respectively. While we have relationships with almost all vision care insurers in the U.S. and with all of the major carriers, a relatively small number of payors currently comprise the majority of our managed care revenues, subjecting us to concentration risk. Our future operational success could depend on our ability to negotiate contracts with managed vision care companies, vision insurance providers and other third-party payors, several of whom have significant market share. As our managed care business continues to expand, we have incurred, and expect to incur, additional costs related to this area of our business. In addition, as our managed care business continues to grow closer to overall industry penetration levels, we expect our associated revenue growth rate to slow over time.
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
We purchase all of our merchandise from domestic and international vendors and, in 2024, we transitioned the contact lens fulfillment and distribution services previously conducted by AC Lens to a third-party vendor. For our business to be successful, our suppliers must be willing and able to provide us with products in substantial quantities, in compliance with regulatory requirements, at acceptable costs and on a timely basis. Our ability to obtain a sufficient selection or volume of merchandise on a timely basis at competitive prices could suffer as a result of any deterioration or change in our vendor relationships or events that adversely affect our vendors.
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
If the U.S. were to withdraw from or materially modify any other international trade agreement to which it is a party or if the U.S. imposes significant additional tariffs or other restrictions on imports from Mexico, where our outsourced optical laboratories are located, or China, where the majority of our frames are sourced and manufactured, it could have an adverse impact on our business. Any such tariffs, restrictions or other changes could lead to additional costs, delays in shipments, embargoes or other uncertainties that could negatively impact our relationships with our international vendors and labs and materially adversely affect our business, including by requiring us to increase our prices and identify alternative sources for merchandise and labs. For example, we source merchandise from suppliers located in China and a significant amount of domestically-purchased merchandise is manufactured in China. Historically, tariffs have not materially affected our financial results, and we believe that less than 10% of costs applicable to revenue are subject to tariffs on Chinese imports; however, tariff rates are subject to change and have varied over the past few years. Effective September 1, 2019, the U.S. government implemented a 15% tariff on specified products imported into the U.S. from China and, effective February 14, 2020, the 15% tariff was reduced to 7.5%. In June 2020, the U.S. government granted a temporary exclusion for plastic and metal frames with a retroactive effective date of September 1, 2019, and such exclusion expired in September 2020. Most recently, in February 2025, the U.S. government imposed an additional 10% tariff on imports from China, on top of existing tariff burdens. The commencement of a new U.S. president for a term that commenced in 2025, coupled with a consolidation of party control of both chambers of Congress, has ushered in significant uncertainty regarding trade policies and a potential trade war between the U.S. and other countries. While we have implemented mitigation plans and continue to focus on additional mitigation strategies to offset the impact of tariffs, including the termination of our outsourced laboratory relationship with China in early 2024 in connection with the termination of our partnership with Walmart and as part of an ongoing effort to reduce exposure to China, costs with respect to products subject to these tariffs have increased. If we are unable to mitigate the full impact of the enacted tariffs or if there is a further escalation of tariffs, costs on a significant portion of our products may increase further and our financial results may be negatively affected.
Material changes in the pricing practices of our suppliers could negatively impact our profitability. For example, we have in the past been subject to the unilateral pricing policies implemented by certain contact lens manufacturers, which mandated the minimum prices at which certain contact lenses could be sold to consumers. Such manufacturers could refuse to supply us with their products if they deem us in breach of such policies. Our vendors may also increase their pricing if their raw materials become more expensive or to offset the impact of tariffs. The raw materials used to manufacture our products are subject to availability constraints and price volatility. Our vendors may pass the increase in sourcing costs to us through price increases, thereby impacting our margins. We have faced such price increases previously and could face material changes in the future, impacting our ability to continue to provide our products to customers at competitive prices.
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
We rely on a limited number of vendors to supply the majority of our eyeglass lenses and contact lenses and are thus exposed to concentration of supplier risk. In particular, we have agreed to exclusively purchase almost all of our eyeglass lenses from one supplier. During fiscal year 2024, approximately 82% of lens expenditures were from this vendor and approximately 94% of contact lens expenditures were with three vendors. We are less exposed to a supplier risk for our eyeglass frames as only approximately 54% of frame expenditures were with two vendors. If we were to lose any significant supplier, we may be unable to establish additional or replacement sources for our products that meet our quality controls and standards in a timely manner, on commercially reasonable terms or at all. As a few major suppliers dominate the optical retail industry, the risks associated with finding alternative sources may be exacerbated.
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
We rely on third-party coverage and reimbursement, including government and private insurance plans, such as managed vision care plans, for an increasing portion of our net revenue. We are generally reimbursed for the vision care services and products that we provide through payment systems managed by private insurance companies, managed care organizations and governmental agencies. Coverage and payment levels are determined at each third-party payor’s discretion, and we have limited control over third-party payor’s decision-making with respect to coverage and payment levels. Coverage restrictions and reductions in reimbursement levels or payment methodologies may negatively impact our sales and profits. Many third-party payors may continue to explore cost-containment strategies that may potentially impact coverage and/or payment levels for our services and products and impose utilization restrictions and risk-based compensation arrangements. We cannot provide any assurances that we will be able to maintain or increase our participation in managed care arrangements or that we will be adequately reimbursed by managed care payors, vision insurance providers and other third-party payors for the services we provide and the products we sell. From time to time, vision care insurance payors may make changes to their EDI claim systems. Such changes may require us to update our processes and could impact our ability to submit claims or to timely receive reimbursements from our managed care partners. If claims for payment are disputed by managed care payors or if we fail to timely or accurately submit claims, we may not receive payment for such claims in a timely manner or at all, which could negatively impact our relationship with managed care organizations and could require us to take write-offs or otherwise have a significant negative impact on our business, financial condition and results of operations. Furthermore, any changes to or repeal of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or any other significant changes to the healthcare regulatory landscape, that may be supported by the current presidential and congressional administrations that recently assumed office, may reduce or eliminate coverage or reimbursement rates of insurance-funded eye exams or eyewear.
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
State legislators and regulators may also be reluctant to accept telehealth and remote medicine as an additional way to provide access to quality patient care. There is a disparity across jurisdictions with respect to how telehealth is regulated and how we are able to implement our remote medicine solution. Our ability to launch our remote medicine solution in certain jurisdictions or in the most cost-efficient manner is highly dependent on the evolution of these state-by-state requirements and restrictions. Some states have taken positions on telehealth that significantly limit our ability to deploy our current remote medicine solution, or that prohibit the use of telehealth by optometrists to conduct eye examinations. The ever-changing regulatory landscape may cause disruption as we launch our remote medicine solution in various states, causing us to significantly reconfigure the solution or potentially decide to not deploy the solution in that particular state. This may have an abrupt and material effect on our business operations or financial status. If a legal challenge to our chosen remote medicine solution were successful, and we are unable to modify the model to comply with the requirements and still meet the needs of patients and optometrists, this may have a material effect on our business operations or financial status in that jurisdiction. We cannot provide any assurances that we will not be subject to reprimands, sanctions, probation, fines, suspension or revocation of operating or business permits, or that our ability to offer remote medicine services in that jurisdiction will not be challenged. We also may be the subject of administrative complaints or actions in the future. Our ability to recruit optometrists who are willing and able to provide telehealth services where permitted may be affected by their respective licensing authorities or state optometry boards or association’s view on telehealth practice. We must continuously monitor legislative and rulemaking activities for changes in telehealth requirements and work with various stakeholders to educate lawmakers on how remote optometry services may be provided safely and effectively. We cannot guarantee that our interpretation of existing or future requirements is aligned with how regulators may interpret such requirements, and we cannot assure that, if challenged, our current remote medicine solution will be found to be in compliance with the law.
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
In addition to the vision care and healthcare laws and regulations discussed above, we are subject to numerous federal, state, local and foreign laws and governmental regulations including those relating to environmental protection, building, land use and zoning requirements, workplace regulations, public accommodation, wage and hour, privacy and information security, consumer protection, immigration, and employment matters. If we fail to comply with existing or future laws or regulations, or if these laws or regulations are violated by importers, manufacturers or distributors, we may be subject to governmental or judicial fines or sanctions, while incurring substantial legal fees and costs. In addition, our capital expenditures could increase due to remediation measures that may be required if we are found to be noncompliant with any existing or future laws or regulations.
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
We have a significant amount of indebtedness. As of December 28, 2024, we had approximately $339.0 million of aggregate principal amount of indebtedness associated with our first lien term loan in the aggregate principal amount of $254.2 million (the “Term Loan A”) due in 2028, subject to springing maturity, and $84.8 million of 2.50% convertible senior notes due on May 15, 2025 (the “2025 Notes”) outstanding (excluding finance lease obligations). Our leverage could have a number of consequences for us, including:
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
Our ability to make principal and interest payments on and to refinance our indebtedness will depend on our ability to generate cash in the future and is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we cannot generate sufficient cash flow from operations to make scheduled principal and interest payments in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity. The terms of our existing or future debt agreements may also restrict us from effecting any of these alternatives. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition to refinancing, we may elect to deploy capital to reduce outstanding debt and such capital deployment would reduce our ability to use funds for other purposes. For example, we repurchased $100.0 million aggregate principal amount of our 2025 Notes in November 2023, and in August 2024, we repurchased an additional $217.7 million of our 2025 Notes for an aggregate cash repurchase price of approximately $215.0 million plus accrued and unpaid interest on such notes. The Company is continuing to evaluate its alternatives in light of the impending maturity date of the 2025 Notes on May 15, 2025, including, repayment, refinancing and further repurchase prior to maturity. Additionally, from and after February 15, 2025, the 2025 Notes are convertible into cash up to the amount of $1,000, with any excess amount convertible into shares, based on the applicable conversion rate at such time. Further, changes in the credit and capital markets, including market disruptions and interest rate fluctuations, may increase the cost of financing, make it more difficult to obtain favorable terms, or restrict our access to these sources of future liquidity. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, could have a material adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of our indebtedness.
A change in interest rates may adversely affect our business.
As of December 28, 2024, our term loan borrowings of $254.2 million were subject to variable interest rates and we had total borrowings of $339.0 million with a weighted average borrowing rate of 6.5%. Our interest rate collar matured in 2024 and we currently have no hedging of our variable rate debt. An increase in interest rates, whether because of an increase in market interest rates or a decrease in our creditworthiness, could increase the cost of servicing our debt and could materially reduce our profitability and cash flows.
Moreover, at this time, it is not possible to predict the full effect that the recent discontinuance of LIBOR, or the establishment of alternative reference rates such as SOFR, will have on us or our borrowing costs and such changes may result in an increase in the cost of our variable rate indebtedness. SOFR is a relatively new reference rate and its composition and characteristics are not the same as LIBOR. Given the limited history of this rate and potential volatility as compared to other benchmark or market rates, the future performance of this rate cannot be predicted based on historical performance.
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
As of December 28, 2024, $84.8 million aggregate principal amount of our 2025 Notes were outstanding. From and after February 15, 2025, the 2025 Notes are convertible into cash up to the amount of $1,000, with any excess amount convertible into shares, based on the applicable conversion rate at such time. As of February 15, 2025, based on the initial conversion rate of the 2025 Notes, which is subject to adjustment, and the trading price of shares of our common stock, the 2025 Notes would not be convertible into shares of our common stock. However, if the trading price of our common stock materially increases before the maturity date of the 2025 Notes and a holder elects to convert its 2025 Notes, we may be required to issue a number of shares of our common stock equivalent to such excess amount divided by the volume-weighted average price of our common stock over the relevant observation period (as described in the indenture governing our 2025 Notes). The conversion of some or all of the 2025 Notes could dilute the ownership interests of existing stockholders to the extent deliver shares of our common stock upon conversion of any of the 2025 Notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.

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
•strategic actions by us or our competitors, including announcements by us, our competitors, our suppliers or our Host organizations of significant contracts, price reductions, new products or technologies, acquisitions, joint marketing relationships, joint ventures, other strategic relationships, or capital commitments;
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
In the last three fiscal years, we have not experienced a material information security breach incident and the expenses we have incurred from information security breach incidents have been immaterial, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business, including our business strategy, results of operations, or financial condition. However, as discussed under “Item 1A. Risk Factors – We rely heavily on our information technology systems, as well as those of our vendors, for our business to effectively operate and to safeguard confidential information; any significant failure, inadequacy, interruption or security breach could adversely affect our business, financial condition and operations,” the sophistication of cyber threats continues to increase, and the actions we take to reduce the risk of cyber incidents and protect our systems and information may be insufficient. As such, no matter how well our controls are designed or implemented, we cannot assure that we will be able to anticipate all security breaches, and we may not be able to implement effective preventive measures against such security breaches in a timely manner.
Governance
Our CTO oversees our approach to cybersecurity and is responsible for assessing and managing our material risks from cybersecurity threats. Our CTO has served in this role at the Company since 2020, and has more than 25 years of experience in the aggregate in various senior roles involving managing global information technology and security teams spanning strategy, implementation, operations and compliance. The Vice President of Information Technology Infrastructure collaborates with the CTO and a supporting team to maintain and update the Company’s technology infrastructure and corresponding safety measures. Our VP of Information Technology Infrastructure has served in this role at the Company for over seven years, has over 25 years of experience in information technology systems and holds a bachelor of science degree in computer information systems.
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
The audit committee of our Board, pursuant to its charter, oversees our enterprise risk management process, which includes risks from cybersecurity threats. The audit committee regularly receives reports from management with respect to risks from cybersecurity threats and quarterly reviews cybersecurity and data security risks and mitigation strategies, along with program assessments, planned improvements and the status of information technology initiatives with the CTO. These risks and mitigation strategies are also periodically reviewed by the entire Board.
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

A summary of our stores by location as of December 28, 2024 is shown below.

State	America’s Best	Eyeglass World	Other	State	America’s Best	Eyeglass World	Other
AK	—	—	7	MO	27	1	1
AL	25	1	3	MS	—	—	2
AR	—	—	1	NC	26	—	2
AZ	31	11	2	NE	6	1	1
CA	94	—	3	NJ	44	—	1
CO	28	7	3	NM	—	2	3
CT	10	—	—	NV	—	4	1
FL	101	44	2	NY	36	—	1
GA	50	4	5	OH	46	1	1
IA	7	1	—	OR	11	—	9
ID	7	—	—	PA	50	5	—
IL	60	2	—	SC	23	2	1
IN	18	11	—	TN	28	6	—
KS	—	2	2	TX	131	6	5
KY	5	1	2	UT	14	5	1
LA	15	—	1	VA	37	—	1
MD	24	—	1	WA	20	1	19
MI	38	4	—	WI	10	—	—
MN	13	—	—	WY	1	—	—
___________
Note: ‘Other’ includes Vista Optical in Fred Meyer stores and on military bases. There is one Vista Optical location in Puerto Rico.
We lease laboratories in Georgia, Texas and Utah and distribution centers in Georgia and Ohio, and we own our laboratory in Minnesota. We operated our distribution center in Ohio through June 2024 and have subsequently subleased the property to a third party.
Our corporate offices are located in leased space in Duluth, Georgia. In addition, we lease office space for our FirstSight corporate office in Upland, California.
Item 3. Legal Proceedings
See Note 13. “Commitments and Contingencies” in our consolidated financial statements included in Part II. Item 8. of this Form 10-K for information regarding certain legal proceedings in which we are involved, which discussion is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.
Information About Our Executive Officers
Information about our executive officers is incorporated by reference from Part III—Item 10 of this Form 10-K.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the Nasdaq Global Select Market under the symbol “EYE.”
Holders
As of February 14, 2025, there were approximately 13 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not represent the actual number of beneficial owners of our common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners.
Issuer Purchases of Equity Securities
During the quarter ended December 28, 2024, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act.
Effective November 8, 2021, the Company’s Board of Directors (the “Board”) authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company’s common stock. On November 29, 2021, the Board authorized an increase from $50 million to $100 million in aggregate amount of shares of the Company’s common stock that may be repurchased under the Company’s current share repurchase program. On February 23, 2022, our Board of Directors authorized a $100 million increase to the share repurchase authorization, for a total authorization of $200 million. During fiscal years 2023 and 2022, the Company repurchased 1.1 million shares of its common stock for $25.0 million and 2.7 million shares of its common stock for $80.0 million, respectively, under the share repurchase program. The Company’s original share repurchase authorization expired on December 30, 2023, and had remaining capacity of $25 million. Effective February 23, 2024, the Board authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company’s common stock until January 3, 2026. The authorization permits the Company to make purchases of its common stock from time to time in the open market or privately negotiated transactions, and pursuant to pre-set trading plans meeting the requirements of all applicable securities laws and regulations. The timing and amounts of any such repurchases will depend on a variety of factors, including the market price of the Company’s shares, general market and economic conditions, legal requirements and tax implications. The Company expects to fund the share repurchases using cash on hand.
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
The graph below presents the Company’s cumulative total stockholder returns relative to the performance of the Nasdaq Global Composite Index and the Nasdaq US Benchmark Retail Index commencing December 27, 2019 and through December 27, 2024. All values assume a $100 initial investment in the Company’s common stock on Nasdaq and data for the Nasdaq Global Composite Index and the Nasdaq US Benchmark Retail Index assumes all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end values based on the last trading day of each fiscal year. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

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
We conduct substantially all of our activities through our indirect wholly-owned subsidiary, NVI, and its subsidiaries. We operate on a retail fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to December 31. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References herein to “fiscal year 2024” relate to the 52 weeks ended December 28, 2024, references herein to “fiscal year 2023” relate to the 52 weeks ended December 30, 2023 and references herein to “fiscal year 2022” relate to the 52 weeks ended December 31, 2022.
The disclosures contained in this Form 10-K are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law. For further information, please see “Risk Factors” and “Forward-Looking Statements.”
Overview
We are one of the largest optical retailers in the United States (the “U.S.”) and a leader in the attractive value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best, regardless of their budget. We achieve this by providing eye exams, eyeglasses and contact lenses to value-seeking consumers with an opening price point that strives to be among the lowest in the industry. We reach our customers through a diverse portfolio of 1,240 retail stores across four brands and multiple consumer websites as of fiscal year end 2024.
Brand and Segment Information
As of December 28, 2024, our operations consisted of one reportable segment:
•Owned & Host – As of fiscal year end 2024, our owned brands consisted of 1,036 America’s Best Contacts and Eyeglasses (“America’s Best”) retail stores and 122 Eyeglass World retail stores. In America’s Best stores, vision care services are provided by optometrists employed by us or by independent professional corporations or similar entities. America’s Best stores are primarily located in high-traffic strip centers next to value-focused retailers. Eyeglass World locations offer eye exams, provided primarily by independent optometrists and optometrists employed by independent professional corporations or similar entities, and have on-site optical laboratories that enable stores to quickly fulfill many customer orders and make repairs on site. Eyeglass World stores are primarily located in freestanding or in-line locations near high-foot-traffic shopping centers. Our Host brands consisted of 53 Vista Optical locations on select military bases and 29 Vista Optical locations within select Fred Meyer stores as of fiscal year end 2024. We have strong, long-standing relationships with our Host partners and have maintained each partnership for over 20 years. These brands provide eye exams primarily by independent optometrists. All brands utilize our centralized laboratories. This segment also includes sales from our America’s Best, Eyeglass World, and Military omni-channel websites.
Our consolidated results for all periods presented in this Form 10-K also include the following:
•Results of other operating segments — Our dedicated e-commerce website, which was previously managed by AC Lens and was transitioned to NVI. Our e-commerce website sells contact lenses and optical accessory products to retail customers, and recognizes revenue when products have been delivered to the customer. Managed care business conducted by FirstSight, our wholly-owned subsidiary that is licensed as a single-service health plan under California law, which issues individual vision plans in connection with our America’s Best operations in California.
•Corporate and other — Our corporate and other category represents unallocated corporate overhead expenses, which are a component of selling, general and administrative expenses and are comprised of various home office expenses such as payroll, occupancy costs and consulting and professional fees. Corporate overhead expenses also include field services for our four retail brands. Other expenses included in this category include certain non-cash charges, including asset impairment, stock-based compensation expense, and the impact of certain events, gains, or losses excluded from the assessment of segment performance.
•Effects of unearned and deferred revenue — Reportable segment information is presented on the same basis as our consolidated financial statements, except reportable segment sales which are presented on a cash basis, including point of sales for managed care payors and excluding the effects of unearned and deferred revenue, consistent with what our chief operating decision maker (“CODM”) regularly reviews. We present the effects of unearned and deferred revenues separately from our reportable segment information. See Note 16. “Segment Reporting” in our consolidated financial statements. Deferred revenue represents the timing difference of when we collect the cash from the customer and when services related to product protection plans and eye care club memberships are performed. Increases or decreases in deferred revenue during the reporting period represent cash collections in excess of, or below the recognition of, previous deferrals. Unearned revenue represents the timing difference of when we collect cash from the customer and delivery/customer acceptance, and includes sales of prescription eyewear during approximately the last seven to ten days of the reporting period.

Trends and Other Factors Affecting Our Business
During fiscal 2024, we implemented transformation initiatives intended to accelerate long-term growth and strengthen profitability, including new additions to our executive leadership team, continued expansion of exam capacity, new traffic-driving initiatives, and a review of our store fleet. Additionally, we continued to make progress against our continued growth initiatives, including the expansion of our remote medicine capabilities; focusing on the recruiting and retention of optometrists; increasing our marketing efficiency and omnichannel capabilities; increasing our participation in vision insurance programs; and the further digitization of our stores and corporate office. Going into fiscal 2025, we will be focused on expanding our target demographic, implementing new pricing architecture, enhancing the customer and patient experience, and optimizing cost structure, which are designed to strengthen our core business, improve our results of operations, and drive long-term shareholder value.
We opened 69 new stores in 2024 and completed a comprehensive review of our portfolio of stores to optimize our fleet for profitability and overall performance. As a result of the comprehensive review, we closed 12 stores and converted four Eyeglass World stores to America’s Best stores in 2024 and plan to close an additional 27 stores by the end of 2026. In connection with this review, we have recorded certain impairment of intangible assets, property and equipment and ROU assets, as well as one-time non-recurring exit charges associated with the closures. Refer to Note 1. “Description of Business and Basis of Presentation” and Note 11. “Fair Value Measurement” for information on the impairment charges and costs incurred related to the store fleet review.
We are continuing to invest in the digitization of our stores, including remote medicine capabilities and an EHR platform. As of December 28, 2024, remote medicine technology has been enabled in over 730 of our America’s Best locations. We believe remote medicine not only helps provide more access to eye care for patients, it also helps address constraints in exam capacity. We have also invested in the transition to an EHR platform. We anticipate continuing the investment in remote medicine primarily in America’s Best stores in the near term, adding select locations where feasible and advantageous and depending on the state-by-state regulatory environment. While the remote medicine and EHR platforms have increased exam capacity, revenue and profitability, we have experienced higher costs applicable to revenue as a percentage of revenue, when compared with in-store exams.
The overall economic environment continues to be challenging and macroeconomic factors that may affect customer spending patterns, and thereby our results of operations, include inflation, employment rates, business conditions, changes in the housing market, the availability of credit, interest rates, tax rates and policies, fuel and energy costs and overall consumer confidence in future economic conditions, as well as global political, socio-economic, cultural, and geopolitical uncertainty.
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
Our ability to continue to attract and retain qualified vision care professionals impacts exam capacity and our operations, like those of many of our competitors, depend on our ability to offer both eyewear and eye exams. We believe factors such as an increasingly challenging recruiting market (in particular for new graduates), preferences for adjusted work schedules, and the demand for optometrists exceeding supply in certain areas during fiscal year 2024 have caused constraints in vision care professional availability and therefore exam capacity which are continuing. As a result, recruiting and retaining optometrists has become more challenging and the costs to employee or retain optometrists have increased and may increase further, potentially materially. Targeted wage investments, including increases in compensation for our optometrists and associates, and flexibility initiatives have impacted our costs applicable to revenue and selling, general and administrative expenses. We anticipate that wage pressures in certain markets will continue in 2025. Wage investment pressure and increases to costs applicable to revenue from increases in raw materials prices may not be able to be fully offset by leverage from revenue growth, productivity efficiency and, as appropriate, various pricing actions. We are continuing to strategically invest in recruitment and retention initiatives, including flexible adjusted work schedules, along with continuing our implementation of remote medicine technologies, which has expanded our offerings while also increasing costs.
While there are ranges of customer behaviors based on demographics and other factors, we estimate that our customers typically replace their eyeglasses every two to three years and their contact lenses every six to 12 months, reflecting the predictability of these recurring purchase behaviors; however, the effects of the current macroeconomic environment and geopolitical uncertainty, resulted in reduced customer demand in 2024 and have caused shifts in consumer behaviors and preferences, which impact the demand for our products. As a result, the predictability of recurring purchase behavior for the future remains uncertain.
In addition to the central factors impacting our business outlined above, we have identified the following key drivers, challenges and risks on which we are focused and which are detailed below.
Inflation
Elevated inflation can result in increased costs and greater profitability pressure for us. While pressures from increases to the price of our raw materials have had an impact on our costs applicable to revenue in fiscal year 2024, we have been able to offset these pressures with efficiencies in our laboratory network, pricing actions and lower freight costs. We anticipate that pressures from increases to our raw materials prices could have an impact on our costs applicable to revenue in fiscal year 2025. Such an inflationary environment and labor market challenges can also result in wage pressures in certain markets. Wage investments as a result of inflation and an increasingly competitive recruiting market for vision care professionals that became more acute during the COVID -19 pandemic and related effects have had, and may continue to have, an impact on our profitability.
New Store Openings
We expect that new stores will continue to be a key driver of growth in our net revenue and operating profit in the future. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings. As stores mature, profitability typically increases significantly. The performance of new stores is dependent upon factors such as the availability of optometrists, implementation and operation of remote medicine technology, the time of year of a particular opening, the amount of store pre-opening costs, labor and occupancy costs in the specified market, level of participation in managed care plans, and location, including whether they are in new or existing markets. During fiscal 2024, we announced plans to temporarily moderate new store openings in 2025 to 30-35 new stores, after which time we expect to return to our more recent store opening cadence as strategic initiatives begin to take hold.
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
•impact and timing of weather-related store closures; and
•public health emergencies which may exacerbate the effects and relevant risk exposures listed above.
A new store is included in the comparable store sales calculation during the 13th full fiscal month following the store’s opening. Closed stores are removed from the calculation for time periods that are not comparable. In the past, we have closed stores as a result of poor store performance, lease expiration or non-renewal and/or the terms of our arrangements with our Host partners.
Managed Care and Insurance
Managed care has become increasingly important to the optical retail industry. An increasing percentage of our customers receive vision care insurance coverage through managed care payors. Our participation in these programs represent an increasingly significant portion of our overall revenues and represented approximately 40% and 37% of our overall revenues from continuing operations in fiscal years 2024 and 2023, respectively. While we have relationships with almost all vision care insurers in the U.S. and with all of the major carriers, currently, a relatively small number of payors comprise the majority of our managed care revenues, subjecting us to concentration risk. As our participation in managed care programs continues to expand, we have incurred and expect to incur additional costs related to this area of our business. Our comparable store sales growth as noted above as well as overall future operational success could depend on our ability to negotiate, maintain and extend contracts with managed vision care companies, vision insurance providers and other third-party payors, several of whom have significant market share. Coverage and payment levels are determined at each third-party payor’s discretion, and we have limited control over a third-party payor’s decision-making with respect to coverage and payment levels. Coverage restrictions and reductions in reimbursement levels or payment methodologies may negatively impact our sales and profits. In addition, as our participation in managed care programs continues to approach overall industry penetration levels, we expect our associated managed care revenue growth rate to slow over time.
Infrastructure Investment
Our historical results of operations reflect the impact of our ongoing investments in infrastructure to support our growth. We have made and continue to make significant investments in information technology systems, including those to support our point-of-sale system, ERP, CRM, e-commerce platforms, supply chain systems, marketing, and personnel, as well as experienced industry executives, and management and merchandising teams to support our long-term growth objectives. We intend to continue to make targeted investments in our infrastructure to support our growth and continue the digitization of our stores and corporate office.
Pricing Strategy
We are committed to providing our products to our customers at low prices. We have historically employed a simple, low price/high value strategy and seek to balance our pricing and growth in a way that consistently delivers savings to our customers. Inflationary pressures, including elevated wages, consumer confidence and preferences and increased raw material costs, could impact our profitability and lead us to attempt to offset such increases through various pricing actions. From time to time, and increasingly in connection with our new transformation initiatives, we have taken and may continue to take pricing actions and introduce limited-time promotions or new offers designed to increase demand traffic, awareness and drive sales. Effective January 26, 2025, we implemented a $10 price increase to each of our America’s Best signature offer and our Eyeglass World opening offer. We believe that these changes will enable us to continue to offer the best possible value and service to our customers at prices that allow us to maintain our brands’ strong value propositions in the marketplace.

Interim Results and Seasonality
Historically, our business has realized a higher portion of net revenue, operating income, and cash flows from operations in the first half of the fiscal year, and a lower portion of net revenue, operating income, and cash flows from operations in the fourth fiscal quarter. The first half seasonality is attributable primarily to the timing of our customers’ income tax refunds and annual health insurance program start/reset periods. We believe that many customers in our target market of value-seeking consumers may rely on tax refunds to pay for eyewear and eye care. A delay in the issuance of tax refunds or changes in the amount of tax refunds can accordingly have a negative impact on our quarterly financial results in the first half of the year. Consumer behavior with respect to the utilization of tax refund proceeds is also subject to change.
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
For both fiscal years 2024 and 2023, approximately 24% of our revenue was recorded in the fourth quarter, but approximately 25% of annual SG&A costs were recorded in the respective fourth quarters of these fiscal years.
Termination of our Walmart partnership and wind down of AC Lens operations
Effective as of February 23, 2024, the Company has completed the transition of 229 Walmart Vision Center stores. Additionally, the agreements governing our provision of contact lens distribution and related services to Walmart and Sam’s Club terminated during the second quarter of 2024 and the Company wound down the majority of AC Lens operations, including the closure of its Ohio distribution center, which largely supported the wholesale distribution and e-commerce contact lens services that the Company provided to Walmart and Sam’s Club. We have transitioned the order fulfillment functions previously handled by AC Lens to a third-party vendor. While we are seeking to reduce costs and replace lost business with new America’s Best or Eyeglass World stores and by other means, including pricing actions, we may not be successful in our efforts, which could impact our revenues and profitability. In fiscal years 2024 and 2023, we have incurred costs in connection with the termination of our partnership with Walmart and related wind down of AC Lens operations. As a result of the termination of our partnership with Walmart and wind down of AC Lens operations, our former Legacy reportable segment and the majority of our former AC Lens operations as well as related effects of unearned and deferred revenue met the criteria to be presented as discontinued operations. The plan has been substantially completed and we do not anticipate additional material costs related to this plan. Refer to Note 2. “Discontinued Operations” and Note 3. “Details of Cost Savings Plan” for more information on these costs.
How We Assess the Performance of Our Business
We consider a variety of financial and operating measures in assessing the performance of our business. The key measures we use to determine how our consolidated business and operating segments are performing are net revenue, costs applicable to revenue, and selling, general, and administrative expenses, which are described further in Note 16. “Segment Reporting” and Note 1. “Business and Significant Accounting Policies,” to our consolidated financial statements included in Part II. Item 8. of this Form 10-K. In addition, we also review store growth, Adjusted Comparable Store Sales Growth, Adjusted Operating Income, Adjusted Operating Margin, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Diluted EPS.
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
New Store Openings
The total number of new stores per year and the timing of store openings has, and will continue to have, an impact on our results. We opened 69 stores during fiscal year 2024. During fiscal 2024, we announced plans to temporarily moderate new store openings in 2025 to 30-35 new stores, after which time we expect to return to our more recent store opening cadence as strategic initiatives begin to take hold. We will continue to monitor and determine our plans for future new store openings based on health, safety and economic conditions.
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

In thousands, except earnings per share, percentage and store data	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2022
Revenue:
Net product sales	$1,463,139	$1,423,229	$1,340,302
Net sales of services and plans	360,181	333,142	304,373
Total net revenue	1,823,320	1,756,371	1,644,675
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	433,194	424,011	402,067
Services and plans	330,862	310,644	265,598
Total costs applicable to revenue	764,056	734,655	667,665
Operating expenses:
Selling, general and administrative expenses	938,524	904,757	832,609
Depreciation and amortization	91,349	89,874	88,690
Asset impairment	39,851	2,699	5,499
Other expense (income), net	(101)	(104)	(2,554)
Total operating expenses	1,069,623	997,226	924,244
Income (loss) from operations	(10,359)	24,490	52,766
Interest expense, net	16,184	14,339	462
(Gain) loss on extinguishment of debt	(859)	599	—
Earnings (loss) from continuing operations before income taxes	(25,684)	9,552	52,304
Income tax provision (benefit)	1,481	6,006	15,545
Income (loss) from continuing operations, net of tax	(27,165)	3,546	36,759
Income (loss) from discontinued operations, net of tax (See Note 2)	(1,334)	(69,447)	5,363
Net income (loss)	$(28,499)	$(65,901)	$42,122

Supplemental operating data:
Number of stores open at end of period	1,240	1,188	1,124
New stores opened during the period	69	70	80
Adjusted Operating Income from continuing operations(1)	$65,489	$53,894	$72,157
Diluted earnings (loss) per share from continuing operations	$(0.35)	$0.05	$0.46
Adjusted Diluted EPS from continuing operations(1)	$0.52	$0.47	$0.52
Adjusted EBITDA from continuing operations(1)	$155,525	$142,237	$159,322
(1) Refer to Non-GAAP Financial Measures section below for our presentation of Adjusted Operating Income, Adjusted Diluted EPS and Adjusted EBITDA.

	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2022
Percentage of net revenue:
Total costs applicable to revenue	41.9%	41.8%	40.6%
Selling, general and administrative expenses	51.5%	51.5%	50.6%
Total operating expenses	58.7%	56.8%	56.2%
Income (loss) from continuing operations, net of tax	(1.5)%	0.2%	2.2%
Adjusted Operating Income from continuing operations	3.6%	3.1%	4.4%
Adjusted EBITDA from continuing operations	8.5%	8.1%	9.7%

Fiscal Year 2024 compared to Fiscal Year 2023
Certain components of our operations met the requirements to be classified as discontinued operations. Refer to Note 2 “Discontinued Operations” for information related to our discontinued operations. Unless otherwise noted, the discussion of U.S. GAAP results below is based on results from continuing operations.
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for fiscal year 2024 compared to fiscal year 2023.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2024		Fiscal Year 2023
Owned & Host segment
America’s Best	1.8%	4.0%	1,036	957	$1,561,062	85.6%	$1,470,411	83.7%
Eyeglass World	(2.2)%	(1.0)%	122	148	200,107	11.0%	225,906	12.9%
Military	(0.5)%	3.0%	53	54	22,596	1.2%	22,758	1.3%
Fred Meyer	(4.5)%	(4.6)%	29	29	10,482	0.6%	10,973	0.6%
Owned & Host segment total			1,240	1,188	$1,794,247	98.4%	$1,730,048	98.5%
Other segments revenue	—	—	—	—	27,621	1.5%	33,139	1.9%
Effects of unearned and deferred revenue	—	—	—	—	1,452	0.1%	(6,816)	(0.4)%
Total	1.9%	3.4%	1,240	1,188	$1,823,320	100.0%	$1,756,371	100.0%
Adjusted Comparable Store Sales Growth from continuing operations(3)	1.3%	3.3%
_________
(1)We calculate total comparable store sales from continuing operations based on consolidated net revenue from continuing operations excluding the impact of (i) other segments revenue, (ii) sales from stores opened less than 13 months, (iii) stores closed in the periods presented, (iv) sales from partial months of operation when stores do not open or close on the first day of the month and (v) if applicable, the impact of a 53rd week in a fiscal year. Brand-level comparable store sales growth is calculated based on cash basis revenues consistent with what the CODM reviews, and consistent with reportable segment revenues presented in Note 16. “Segment Reporting” in our consolidated financial statements.
(2)Percentages reflect line item as a percentage of net revenue, adjusted for rounding.
(3)Adjusted Comparable Store Sales Growth from continuing operations includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in a decrease of 0.6% and a decrease of 0.1% from total comparable store sales growth from continuing operations based on consolidated net revenue from continuing operations for fiscal years 2024 and 2023, respectively.
Total net revenue of $1,823.3 million for fiscal year 2024 increased $66.9 million, or 3.8%, from $1,756.4 million for fiscal year 2023. Of the increase, approximately 90% was driven by growth from new store sales, approximately 30% was driven by Adjusted Comparable Store Sales Growth from continuing operations and approximately 10% was driven by the timing of unearned revenue, partially offset by approximately 20% from converted and closed stores and 10% from lower revenue from our dedicated e-commerce consumer website, DiscountContacts.com.
Comparable store sales growth and Adjusted Comparable Store Sales Growth from continuing operations for fiscal year 2024 were 1.9% and 1.3%, respectively, both primarily driven by higher average ticket.
During fiscal year 2024, we opened 66 new America’s Best stores and three new Eyeglass World stores and closed 11 America’s Best stores, five Eyeglass World stores, and one Military store as a result of the host partner’s decision to cease its overall operations at the location; we also converted 24 Eyeglass World Stores to America’s Best stores. Overall, store count grew 4.4% from the end of fiscal year 2023 to the end of fiscal year 2024 (exclusive of the aforementioned conversions, we had 55 net new America’s Best stores, and two net Eyeglass World stores and one net Military store closed).
Net product sales comprised 80.2% and 81.0% of total net revenue for fiscal years 2024 and 2023, respectively. Net product sales increased $39.9 million, or 2.8% during fiscal year 2024 compared to fiscal year 2023, primarily due to a $30.7 million, or 2.8%, increase in eyeglass sales, and a $6.0 million, or 2.0%, increase in contact lens sales.

Net sales of services and plans increased $27.0 million, or 8.1%, driven primarily by higher exam revenues of $25.8 million, or 12.4%.

Owned & Host segment net revenue. Net revenue increased $64.2 million, or 3.7%, driven primarily by new store openings and comparable store sales growth, partially offset by converted and closed stores.
Effects of unearned and deferred revenue. Unearned and deferred revenue positively impacted net revenue by $8.3 million during fiscal year 2024 compared to fiscal year 2023. Net revenue was positively impacted by $8.0 million due to the timing of unearned revenue. Net revenue was positively impacted by $0.3 million due to higher recognition of product protection plan revenue in fiscal year 2024 compared to fiscal year 2023, partially offset by higher sales of club memberships.
Costs applicable to revenue
Costs applicable to revenue of $764.1 million for fiscal year 2024 increased $29.4 million, or 4.0%, from $734.7 million for fiscal year 2023. As a percentage of net revenue, costs applicable to revenue increased from 41.8% for fiscal year 2023 to 41.9% for fiscal year 2024. This increase as a percentage of net revenue was primarily driven by lower eyeglass mix of 50 basis points and growth in optometrist-related costs of 40 basis points and other mix and margin effects of 20 basis points. These costs were partially offset by a 100-basis-point effect from higher exam revenue.
Costs of products as a percentage of net product sales decreased from 29.8% for fiscal year 2023 to 29.6% for fiscal year 2024 primarily driven by other mix and margin effects.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales decreased from 28.7% for fiscal year 2023 to 28.6% for fiscal year 2024 primarily driven by other mix and margin effects, partially offset by lower eyeglass mix.
Costs of services and plans as a percentage of net sales of services and plans decreased from 93.2% for fiscal year 2023 to 91.9% for fiscal year 2024. The decrease was primarily driven by higher eye exam revenue, partially offset by growth in optometrist-related costs.
Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans decreased from 93.1% for fiscal year 2023 to 91.8% for fiscal year 2024. The decrease was primarily driven by higher eye exam revenue, partially offset by growth in optometrist-related costs.
Selling, general and administrative
SG&A of $938.5 million for fiscal year 2024 increased $33.8 million, or 3.7%, from fiscal year 2023. As a percentage of net revenue, SG&A was 51.5% for fiscal year 2023 compared with 51.5% for fiscal year 2024. SG&A as a percentage of net revenue was primarily impacted by lower performance-based incentive compensation of 80 basis points, offset by higher occupancy of 30 basis points, as well as legal and professional expenses of 30 basis points and litigation settlement of 20 basis points.
Owned & Host segment SG&A. SG&A as a percentage of net revenue increased from 38.7% for fiscal year 2023 to 39.5% for fiscal year 2024 driven primarily by higher payroll and occupancy expense.
Depreciation and amortization
Depreciation and amortization expense of $91.3 million for fiscal year 2024 increased $1.5 million, or 1.6%, from $89.9 million for fiscal year 2023 primarily driven by new store openings and investments in remote medicine technology, partially offset by lower depreciation of labs and distribution center.
Asset impairment
We recognized $39.9 million during fiscal year 2024 primarily for impairment related to the Eyeglass World goodwill, Fred Meyer contracts and relationships intangible asset, and tangible long-lived assets and ROU assets associated with our retail stores during fiscal year 2024, compared to $2.7 million recognized in fiscal year 2023. The impairment of Eyeglass World goodwill was due primarily to reduced projections of future growth and profitability. The Fred Meyer contracts and relationships intangible asset impairment was due to the decision to close certain Fred Meyer stores in fiscal year 2025. Refer to Note 5. Goodwill and Intangible Assets for more details on the Eyeglass World goodwill and Fred Meyer contracts and relationships intangible asset. The store asset impairment charge is related to our Owned & Host segment and is driven by lower than projected customer sales volume in certain stores, and other entity-specific assumptions and also reflects the effects of certain store closure decisions made as part of the Company’s store optimization review in the current period. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and the likelihood that these scenarios would be ultimately realized; and the remaining useful lives of the assets. Asset impairment expenses were recognized in corporate and other.

Interest expense, net
Interest expense, net, of $16.2 million for fiscal year 2024 increased $1.8 million, or 12.9%, from $14.3 million for fiscal year 2023. The increase was primarily a result of lower income on cash balances of $3.7 million and lower derivative income of $1.3 million, partially offset by lower interest expense on our debt of $2.6 million.
Income tax provision
Our effective tax rates for fiscal year 2024 and fiscal year 2023 were (5.8)% and 62.9%, respectively. The change in effective tax rates reflects our statutory federal and state rate of 25.2% and 25.2%, respectively, the partial disallowance of the Eyeglass World goodwill impairment loss for income tax purposes and other permanent items.
Discontinued Operations
Income (loss) from discontinued operations, net of tax, was $(1.3) million for fiscal year 2024 compared to $(69.4) million for fiscal year 2023. Net revenue, costs applicable to revenue and SG&A from discontinued operations decreased by $238.6 million, $154.0 million and $65.3 million, respectively, as compared to fiscal year 2023, primarily due to the current year including the discontinued operations results only for a partial period prior to the termination of our partnership with Walmart and the wind-down of AC Lens operations. Income (loss) from discontinued operations, net of tax also reflects $79.5 million of asset impairment charges in fiscal year 2023 that did not recur in fiscal year 2024. Income tax benefit increased by $0.9 million, due to lower income (loss) before income taxes in the current period as compared to the prior year and the partial disallowance of the Legacy segment goodwill impairment loss for income tax purposes in the prior year period as well as other permanent items related to discontinued operation.
Fiscal Year 2023 compared to Fiscal Year 2022

Certain components of our operations met the requirements to be classified as discontinued operations. Refer to Note 2 “Discontinued Operations” for information related to our discontinued operations. Unless otherwise noted, the discussion of U.S. GAAP results below is based on results from continuing operations.
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for fiscal year 2023 compared to fiscal year 2022.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2023		Fiscal Year 2022
Owned & Host segment
America’s Best	4.0%	(7.7)%	957	905	$1,470,411	83.7%	$1,366,019	83.1%
Eyeglass World	(1.0)%	(6.7)%	148	136	225,906	12.9%	217,727	13.2%
Military	3.0%	(4.3)%	54	54	22,758	1.3%	22,114	1.3%
Fred Meyer	(4.6)%	(5.1)%	29	29	10,973	0.6%	11,508	0.7%
Owned & Host segment total			1,188	1,124	$1,730,048	98.5%	$1,617,368	98.3%
Other segments revenue	—	—	—	—	33,139	1.9%	33,307	2.0%
Effects of deferred and unearned revenue	—	—	—	—	(6,816)	(0.4)%	(6,000)	(0.3)%
Total	3.4%	(7.3)%	1,188	1,124	$1,756,371	100.0%	$1,644,675	100.0%
Adjusted Comparable Store Sales Growth from continuing operations(3)	3.3%	(7.5)%
_________
(1)We calculate total comparable store sales from continuing operations based on consolidated net revenue from continuing operations excluding the impact of (i) other segments revenue, (ii) sales from stores opened less than 13 months, (iii) stores closed in the periods presented, (iv) sales from partial months of operation when stores do not open or close on the first day of the month and (v) if applicable, the impact of a 53rd week in a fiscal year. Brand-level comparable store sales growth is calculated based on cash basis revenues consistent with what the CODM reviews, and consistent with reportable segment revenues presented in Note 16. “Segment Reporting” in our consolidated financial statements.
(2)Percentages reflect line item as a percentage of net revenue, adjusted for rounding.

(3)Adjusted Comparable Store Sales Growth from continuing operations includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in a decrease of 0.1% and 0.2% from total comparable store sales growth from continuing operations based on consolidated net revenue from continuing operations for fiscal year 2023 and 2022, respectively.
Total net revenue of $1,756.4 million for fiscal year 2023 increased $111.7 million, or 6.8%, from $1,644.7 million for fiscal year 2022. The increase was driven by approximately 60% from new store openings and 50% from Adjusted Comparable Store Sales Growth from continuing operations, partially offset by closed stores and effects of deferred and unearned revenue.
Comparable store sales growth and Adjusted Comparable Store Sales Growth from continuing operations for fiscal year 2023 were 3.4% and 3.3%, respectively, both reflecting an increase in customer transactions and higher average ticket.
During fiscal year 2023, we opened 58 new America’s Best stores and 12 new Eyeglass World stores and closed six America’s Best stores. The total net new locations in fiscal year 2023 for America’s Best and Eyeglass World were 52 and 12, respectively. Overall, store count grew 5.7% from the end of fiscal year 2022 to the end of fiscal year 2023.
Net product sales comprised 81.0% and 81.5% of total net revenue for fiscal years 2023 and 2022, respectively. Net product sales increased $82.9 million, or 6.2% during fiscal year 2023 compared to fiscal year 2022, primarily due to a $68.8 million, or 6.6%, increase in eyeglass sales and a $12.6 million, or 4.4%, increase in contact lens sales.
Net sales of services and plans increased $28.8 million, or 9.5%, driven primarily by higher exam revenues of $30.4 million, or 17.1%.
Owned & Host segment net revenue. Net revenue increased $112.7 million, or 7.0%, driven primarily by new store openings and comparable store sales growth.
Effects of unearned and deferred revenue. Unearned and deferred revenue negatively impacted net revenue by $0.8 million during fiscal year 2023 compared to fiscal year 2022. Net revenue was positively impacted by $4.4 million due to the timing of unearned revenue. Net revenue was negatively impacted by $5.2 million due to higher sales of club memberships and product protection plans, and lower recognition of product protection plan revenue in fiscal year 2023 compared to fiscal year 2022.
Costs applicable to revenue
Costs applicable to revenue of $734.7 million for fiscal year 2023 increased $67.0 million, or 10.0%, from $667.7 million for fiscal year 2022. As a percentage of net revenue, costs applicable to revenue increased from 40.6% for fiscal year 2022 to 41.8% for fiscal year 2023. This increase as a percentage of net revenue was primarily driven by higher growth in optometrist-related costs of 160 basis points and by 60 basis points due to reduction in components of service revenue, including product protection plan revenue, and other mix and margin effects. These costs were partially offset by a 100-basis point effect from higher exam revenue.
Costs of products as a percentage of net product sales decreased from 30.0% for fiscal year 2022 to 29.8% for fiscal year 2023 primarily driven by increased eyeglass mix and higher eyeglass margin.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales decreased from 28.9% for fiscal year 2022 to 28.7% for fiscal year 2023 primarily driven by increased eyeglass mix and higher eyeglass margin.
Costs of services and plans as a percentage of net sales of services and plans increased from 87.3% for fiscal year 2022 to 93.2% for fiscal year 2023. The increase was primarily driven by higher growth in optometrist-related costs and lower product protection plans revenues, partially offset by higher eye exam revenue.
Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 88.6% for fiscal year 2022 to 93.1% for fiscal year 2023. The increase was primarily driven by higher growth in optometrist-related costs, partially offset by higher eye exam revenue.
Selling, general and administrative
SG&A of $904.8 million for fiscal year 2023 increased $72.1 million, or 8.7%, from fiscal year 2022. As a percentage of net revenue, SG&A increased from 50.6% for fiscal year 2022 to 51.5% for fiscal year 2023. The increase in SG&A as a percentage of net revenue was primarily driven by higher performance-based incentive compensation of 80 basis points, higher payroll of 50 basis points, as well as 20 basis points of other expenses, such as stock-based compensation expense, partially offset by lower advertising expense of 60 basis points.

Owned & Host segment SG&A. SG&A as a percentage of net revenue decreased from 38.9% for fiscal year 2022 to 38.7% for fiscal year 2023 driven primarily by lower advertising expense, partially offset by higher payroll.
Depreciation and amortization
Depreciation and amortization expense of $89.9 million for fiscal year 2023 increased $1.2 million, or 1.3%, from $88.7 million for fiscal year 2022 primarily driven by an increase in investments in remote medicine technology and new store openings, partially offset by a shift to cloud-based software investments that are amortized in SG&A.
Asset impairment
We recorded impairment charges of $2.7 million for fiscal year 2023 compared to $5.5 million recognized in fiscal year 2022, related to tangible long-lived assets and ROU assets associated with our Owned & Host segment, which were driven by lower than projected customer sales volume in certain stores, and other entity-specific assumptions. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and the likelihood that these scenarios would be ultimately realized; and the remaining useful lives of the assets. Asset impairment expenses were recognized in corporate and other.
Other expense (income), net
Other expense (income), net was $(0.1) million for fiscal year 2023 compared to $(2.6) million for fiscal year 2022. This change was primarily a result of a gain of $2.7 million in Other expense (income), net in fiscal year 2022 that did not occur in fiscal year 2023 in connection with the acquisition of our equity method investee by a third party. See Note 1. “Business and Significant Accounting Policies” for further details.

Interest expense, net
Interest expense, net, of $14.3 million for fiscal year 2023 increased $13.9 million from $0.5 million for fiscal year 2022. The increase was primarily a result of lower derivative income of $15.8 million and higher Term Loan A expense of $5.4 million, partially offset by higher income on cash balances of $6.8 million.
Income tax provision
Our effective tax rates for fiscal year 2023 and fiscal year 2022 were 62.9% and 29.7%, respectively. The change in effective tax rates reflects our statutory federal and state rate of 25.2% and 25.4%, respectively, tax impacts of consolidated VIEs and non-deductible compensation expense as well as effects of other permanent items.
Discontinued Operations
Income (loss) from discontinued operations, net of tax, was $(69.4) million for fiscal year 2023 compared to $5.4 million for fiscal year 2022. Net revenue, costs applicable to revenue, and SG&A from discontinued operations increased by $9.4 million, $8.3 million, $4.4 million, respectively, as compared to fiscal year 2022. The revenue increase was primarily driven by increases in wholesale fulfillment. Income (loss) from discontinued operations, net of tax also reflects $79.4 million of asset impairment charges in fiscal year 2023 due to impairments of goodwill, intangible assets, and tangible long-lived assets in connection with the termination of the Walmart partnership and the wind-down of AC Lens operations. Year over year changes in the income tax provision (benefit) reflect lower income (loss) before income taxes in fiscal year 2023 as compared to fiscal year 2022, the disallowance of the Legacy segment goodwill impairment loss for income tax purposes in fiscal year 2023 as well as other permanent items related to discontinued operations.
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

We define Adjusted Diluted EPS as diluted earnings (loss) per share, adjusted for the per share impact of stock-based compensation expense, (gain) loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, amortization of debt discounts and deferred financing costs of our term loan borrowings, amortization of the conversion feature and deferred financing costs related to our 2025 Notes when not required under U.S. GAAP to be added back for diluted earnings (loss) per share, derivative fair value adjustments, ERP and CRM implementation expenses, certain other expenses, less the tax effect of these adjustments including tax expense (benefit) from stock-based compensation.
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
The following table reconciles our Adjusted Operating Income from continuing operations, Adjusted Operating Margin from continuing operations, EBITDA from continuing operations, Adjusted EBITDA from continuing operations, Adjusted EBITDA Margin from continuing operations to Net income margin from continuing operations; and Adjusted Diluted EPS from continuing operations to Diluted EPS from continuing operations for the periods presented:

In thousands	Fiscal Year 2024		Fiscal Year 2023		Fiscal Year 2022
Net income (loss)	$(28,499)	(1.6)%	$(65,901)	(3.8)%	$42,122	2.6%
Income (loss) from discontinued operations, net of tax	(1,334)	(1.0)%	(69,447)	(18.8)%	5,363	1.5%
Income (loss) from continuing operations, net of tax	(27,165)	(1.5)%	3,546	0.2%	36,759	2.2%
Interest expense, net	16,184	0.9%	14,339	0.8%	462	0.0%
Income tax provision	1,481	0.1%	6,006	0.3%	15,545	0.9%
Stock-based compensation expense (a)	16,708	0.9%	19,203	1.1%	12,756	0.8%
(Gain) loss on extinguishment of debt (b)	(859)	(0.0)%	599	0.0%	—	—%
Asset impairment (c)	39,851	2.2%	2,699	0.2%	5,499	0.3%
Litigation settlement (d)	4,450	0.2%	—	—%	—	—%
ERP and CRM implementation expenses (g)	5,990	0.3%	484	0.0%	—	—%
Other (h)	8,849	0.5%	7,018	0.4%	1,136	0.1%
Adjusted Operating Income from continuing operations / Adjusted Operating Margin from continuing operations	$65,489	3.6%	$53,894	3.1%	$72,157	4.4%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding. Some of the percentage totals in the table above do not foot due to rounding differences.

In thousands	Fiscal Year 2024		Fiscal Year 2023		Fiscal Year 2022
Net income (loss)	$(28,499)	(1.6)%	$(65,901)	(3.8)%	$42,122	2.6%
Income (loss) from discontinued operations, net of tax	(1,334)	(1.0)%	(69,447)	(18.8)%	5,363	1.5%
Income (loss) from continuing operations, net of tax	(27,165)	(1.5)%	3,546	0.2%	36,759	2.2%
Interest expense, net	16,184	0.9%	14,339	0.8%	462	—%
Income tax provision	1,481	0.1%	6,006	0.3%	15,545	0.9%
Depreciation and amortization	91,349	5.0%	89,874	5.1%	88,690	5.4%
EBITDA from continuing operations	81,849	4.5%	113,765	6.5%	141,456	8.6%

Stock-based compensation expense (a)	16,708	0.9%	19,203	1.1%	12,756	0.8%
(Gain) loss of extinguishment of debt (b)	(859)	(0.0)%	599	0.0%	—	—%
Asset impairment (c)	39,851	2.2%	2,699	0.2%	5,499	0.3%
Litigation settlement (d)	4,450	0.2%	—	—%	—	—%
ERP and CRM implementation expenses (g)	5,990	0.3%	484	0.0%	—	—%
Other (h)	7,536	0.4%	5,487	0.3%	(389)	(0.0)%
Adjusted EBITDA from continuing operations / Adjusted EBITDA Margin from continuing operations	$155,525	8.5%	$142,237	8.1%	$159,322	9.7%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding. Some of the percentage totals in the table above do not foot due to rounding differences.

In thousands, except per share amounts	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2022
Diluted EPS	$(0.36)	$(0.84)	$0.52
Diluted EPS from discontinued operations	(0.02)	(0.88)	0.07
Diluted EPS from continuing operations	(0.35)	0.05	0.46
Stock-based compensation expense (a)	0.21	0.24	0.16
(Gain) loss on extinguishment of debt (b)	(0.01)	0.01	—
Asset impairment (c)	0.51	0.03	0.07
Litigation settlement (d)	0.06	—	—
Amortization of debt discounts and deferred financing costs (e)	0.03	0.04	0.04
Derivative fair value adjustments (f)	0.08	0.12	(0.20)
ERP and CRM implementation expenses (g)	0.08	0.01	—
Other (h)	0.11	0.09	0.01
Tax effects (i)	(0.19)	(0.12)	(0.02)
Adjusted Diluted EPS from continuing operations	$0.52	$0.47	$0.52

Weighted average diluted shares outstanding	78,592	78,596	80,298
Note: Some of the totals in the table above may not foot due to rounding differences.
____________
(a)Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and performance vesting conditions.
(b)Reflects the extinguishment (gain) loss related to the repurchase of the 2025 Notes of $100.0 million and $217.7 million during fiscal years 2023 and 2024, respectively.
(c)Reflects write-off related to non-cash impairment charges, primarily impairment of Eyeglass World goodwill, impairment of Fred Meyer contracts and relationship asset, and impairment of property, equipment and lease-related assets on closed or underperforming stores and certain store closure decisions made as part of the Company’s store optimization review.
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
(h)Other adjustments include amounts that management believes are not representative of our operating performance (amounts in brackets represent reductions in Adjusted Operating Income, Adjusted Diluted EPS and Adjusted EBITDA), which are primarily related to costs associated with the digitization of paper-based records of $5.8 million and $2.2 million for fiscal years 2024 and 2023, respectively, costs related to an early lease termination of $0.7 million for fiscal year 2024 and our share of (gains) losses on equity method investment of $(2.7) million for fiscal year 2022, other expenses and adjustments. Other adjustments for both Adjusted Operating Income and Adjusted Diluted EPS include amortization of the increase in carrying values of finite-lived intangible assets resulting from the application of purchase accounting following the acquisition of the Company by affiliates of KKR & Co. Inc. Adjusted Diluted EPS is also adjusted to include debt issuance costs.
(i)Represents the income tax effect of the total adjustments at our combined statutory federal and state income tax rates, excluding a portion of Eyeglass World goodwill impairment charge, which was disallowed for income tax purposes, and including tax expense (benefit) from stock-based compensation.

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
In August 2024, we established an incremental term loan in the amount of $115.0 million and used the proceeds of this borrowing in addition to cash on hand to repurchase $217.7 million of aggregate principal amount of the 2025 Notes. Refer to Note 6. "Debt" for more information. Depending on market conditions and other factors, we may elect to repurchase all or a significant portion of our 2025 Notes outstanding principal balance of $84.8 million prior to their maturity on May 15, 2025, utilizing cash on hand and/or one or more of the additional liquidity sources noted above. Our ability to maintain sufficient liquidity may be affected by numerous factors, many of which are outside of our control. We primarily fund our working capital needs using cash provided by operations. Our working capital requirements for inventory will increase as we continue to open additional stores.
As of fiscal year end 2024, we had $73.9 million in cash and cash equivalents and $293.6 million of availability under our revolving credit facility, which includes $6.4 million in outstanding letters of credit.
The following table summarizes cash flows provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

In thousands	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2022
Cash flows provided by (used for):
Operating activities	$133,649	$173,033	$119,198
Investing activities	(96,094)	(115,822)	(110,894)
Financing activities	(113,345)	(136,808)	(84,556)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(75,790)	$(79,597)	$(76,252)

Net Cash Provided by Operating Activities
Cash flows provided by operating activities decreased by $39.4 million to $133.6 million, during fiscal year 2024 from $173.0 million during fiscal year 2023 as a result of a decrease in non-cash reconciling items of $56.3 million and changes in net working capital and other assets and liabilities of $20.5 million, partially offset by an increase in net income of $37.4 million as compared to fiscal year 2023. Both the increase in net income and decrease in non-cash adjustments were primarily driven by the termination of the Walmart partnership and related impairment charges of $79.7 million in the prior year period, partially offset by impairments of long-lived assets and intangible assets of $40.1 million in the current year period.

Decreases in other liabilities used $50.3 million in year-over-year cash primarily due to decreases in compensation related accruals. Decreases in accounts payable used $16.2 million in year-over year cash. These were partially offset by decreases in trade receivables which contributed $44.2 million in year-over-year cash and decreases in inventories which contributed $22.1 million in year-over-year cash during fiscal year 2024. These changes in working capital during fiscal year 2024 are primarily due to the AC Lens wind down and the Walmart partnership termination.
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

Net Cash Used for Investing Activities
Net cash used for investing activities decreased by $19.7 million, to $96.1 million, during fiscal year 2024 from $115.8 million during fiscal year 2023. The decrease was primarily due to lower investments in doctor and in-store lab equipment, labs and distribution center, and new stores. We purchased $95.5 million in capital items during fiscal year 2024. Approximately 80% to 85% of our capital spend is related to our expected growth (i.e., new stores, remote medicine infrastructure, EHR, optometric equipment, additional capacity in our optical laboratories and distribution centers, and our IT infrastructure and omni-channel platform related investments).
Net cash used for investing activities increased by $4.9 million, to $115.8 million, during fiscal year 2023 from $110.9 million during fiscal year 2022. The increase was primarily due to investments in our labs and distribution centers, and store remodeling costs, partially offset by decreased investments in remote medicine. We purchased $114.8 million in capital items during fiscal year 2023.
Net Cash Provided by (Used for) Financing Activities
Net cash used for financing activities decreased $23.5 million, from $136.8 million use of cash during fiscal year 2023 to $113.3 million use of cash during fiscal year 2024. The decrease in cash used for financing activities was primarily due to an increase in proceeds from long-term debt related to the additional borrowings of $115.0 million and decreases in purchases of treasury stock of $25.3 million partially offset by increased principal payments of debt due to the repurchase of $217.7 million aggregate principal amount of the 2025 Notes for an aggregate cash repurchase price of $215.0 million in fiscal year 2024 as compared with the repurchase of the 2025 Notes for $99.3 million in fiscal year 2023.
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
Debt
The following table sets forth the amounts owed under our term loan and the 2025 Notes and the interest rate on such outstanding amounts, and the amount available for additional borrowing thereunder, as of the end of fiscal year 2024:

In thousands	Interest Rate (2)	Amount Outstanding	Amount Available for Additional Borrowing
2025 Notes, due May 15, 2025	Fixed	$84,774	$—
Term Loan A, due June 13, 2028	Variable	254,188	—
Revolving Loans, due June 13, 2028(1)	Variable	—	293,619
Total		$338,962	$293,619
____________
(1)At December 28, 2024, the amount available under our revolving credit facility reflected a reduction of $6.4 million of letters of credit outstanding.
(2)Refer to Note 6. Debt for the interest rates used on the term loan and revolving credit facility. The 2025 Notes pay interest semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2020, at an annual rate of 2.50%.

Share Repurchase Authority
Effective November 8, 2021, the Company's Board of Directors authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company's common stock. On November 29, 2021, the Company’s Board of Directors authorized an increase from $50 million to $100 million in aggregate amount of shares of the Company’s common stock that may be repurchased under the Company’s current share repurchase program. On February 23, 2022, our Board of Directors authorized a $100 million increase to the share repurchase authorization, for a total authorization of $200 million. The Company’s original share repurchase authorization expired on December 30, 2023, and had remaining capacity of $25 million. Effective February 23, 2024, the Board authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company’s common stock until January 3, 2026. As of December 28, 2024, $50 million remains available under the share repurchase authorization. During fiscal years 2023 and 2022, the Company repurchased 1.1 million shares of its common stock for $25 million and 2.7 million shares of its common stock for $80 million, respectively, under the share repurchase program. The authorization permits the Company to make purchases of its common stock from time to time in the open market or privately negotiated transactions, and pursuant to pre-set trading plans meeting the requirements of all applicable securities laws and regulations. The timing and amounts of any such repurchases will depend on a variety of factors, including the market price of the Company’s shares, general market and economic conditions, legal requirements and tax implications. The Company expects to fund the share repurchases using cash on hand.
Capital Expenditures

In thousands	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2022
New stores (owned brands)	$44,347	$51,938	$49,761
Laboratories, distribution centers and optometric equipment	7,981	26,030	30,073
Information technology and other	43,177	36,806	33,713
Total	$95,505	$114,774	$113,547
We expect capital expenditures in fiscal year 2025 to be approximately between $90 million and $95 million and to be used primarily in supporting the Company’s growth through investments in new and existing stores, remote medicine, EHR, optical laboratories, and IT infrastructure. We expect to fund capital expenditures with cash flows from operations, but may also use existing cash balances or funds available through our revolving credit facility.

Material Cash Requirements

As of fiscal year end 2024, our current and long-term material cash requirements include the following commitments and contractual obligations:

In thousands	2025	2026	2027	2028	2029	Thereafter	Total
2025 Notes(a)	$84,774	$—	$—	$—	$—	$—	$84,774
Term loan(b)	16,564	13,250	13,250	211,124	—	—	254,188
Revolving credit facility(c)	—	—	—	—	—	—	—
Estimated interest(d)	17,331	15,099	14,240	6,096	—	—	52,766
Noncancelable operating leases(e)	111,847	104,225	88,236	67,407	57,190	113,817	542,722
Finance leases(f)	4,284	4,252	3,379	1,973	633	458	14,979
Other commitments(g)	72,466	34,446	22,426	9,531	2,749	4,543	146,161
Total	$307,266	$171,272	$141,531	$296,131	$60,572	$118,818	$1,095,590
____________
(a)Refer to Note 6. “Debt” for more information on the 2025 Notes and Note 15. “Earnings Per Share” for the treatment of earnings per share in relation to the 2025 Notes.
(b)Refer to Note 6. “Debt” to our consolidated financial statements for more information on our term loan.
(c)Refer to Note 6. “Debt” for more information on our revolving credit facility.
(d)We have estimated our interest payments on our term loan based on Term Secured Overnight Financing Rate as of the end of fiscal year 2024. Amounts and timing may be different from our estimated interest payments due to potential voluntary prepayments, borrowings and interest rate fluctuations.
(e)We lease our retail stores, optometric examination offices, distribution centers, office space and all of our optical laboratories with the exception of our St. Cloud, Minnesota lab, which we own. The vast majority of our leases are classified as operating leases under current accounting guidance. Although rent expense on operating leases is recorded in SG&A on a straight-line basis over the term of the lease, contractual obligations above represent required cash payments. Our lease arrangements require us to pay executory costs such as insurance, real estate taxes and common area maintenance and some of our leases are based on a percentage of sales. These expenses are generally variable, not included above, and were approximately $37.7 million during fiscal year ended 2024. Refer to Note 10. “Leases” for our current and long-term lease payment obligations.
(f)For leases classified as finance leases, the finance lease asset is recorded as property and equipment and a corresponding amount is recorded as a long-term debt obligation in the Consolidated Balance Sheets at the net present value of the minimum lease payments to be made over the lease term for new finance leases. We allocate each lease payment between a reduction of the lease obligation and interest expense using the effective interest method. Finance lease amounts above represent required contractual cash payments in the periods presented. Refer to Note 10. “Leases” for our current and long-term lease payment obligations.
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
We have evaluated the accounting policies used in the preparation of the Company’s consolidated financial statements and related notes and believe those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. More information on all of our significant accounting policies can be found in Note 1. “Business and Significant Accounting Policies,” to our consolidated financial statements, as well as in certain other notes to the consolidated financial statements as indicated below.
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
We recognize revenue across our product protection plan and club membership contract portfolio based on the value delivered to the customers relative to the remaining services promised under the programs. We determine the value delivered based on the expected timing and amount of customer usage of benefits over the terms of the contracts. A 100 basis point change in our estimate of value delivered to customers compared to expected customer usage of benefits would have affected revenues in fiscal year 2024 by approximately $2 million; this amount would have been recognized at different times over the contract period.
Unearned revenue at the end of a reporting period is estimated based on processing and delivery times throughout the current month and generally ranges from approximately seven to ten days. All unearned revenue at the end of a reporting period is recognized in the next fiscal period. A one-day increase in our estimate of the average days needed to process delivery would have affected revenues in fiscal year 2024 by approximately $4 million, which would ultimately have been recorded in the next fiscal year.
The Company considers its revenue from managed care customers to include variable consideration and estimates such amounts associated with managed care customer revenues using the history of concessions provided and cash receipts from managed care providers; a 100 basis point change in our rate of concessions granted would have reduced our revenues in fiscal year 2024 by approximately $2 million.
See Note 9. “Revenue from Contracts with Customers” in our audited consolidated financial statements for additional information.
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

We had $362.2 million of property and equipment, net, and ROU assets of $408.6 million as of December 28, 2024. Changes in estimates and assumptions used in our impairment testing of property and equipment could result in future impairment losses, which could be material. We recognized impairments of property and equipment and ROU assets of $10.1 million, $2.7 million and $5.5 million in fiscal years 2024, 2023 and 2022, respectively. Refer to Note 11. “Fair Value Measurement” for further information on impairments recognized in fiscal year 2024.
Impairment of Goodwill and Intangible Assets
We calculate the fair value of our reporting units using the income approach based on discounted cash flows analysis whereby estimated after-tax cash flows are discounted using a weighted average cost of capital. The cash flows used in the analysis are based on financial forecasts developed internally by management and require significant judgment. Significant unobservable inputs used in the fair value measurement of the reporting units include, but are not limited to, revenue growth rates, costs applicable to revenue, SG&A and discount rates. These assumptions are sensitive to future changes in the business profitability, changes in our business strategy, customer concentration risk and external market conditions, among other factors. See Note 5. “Goodwill and Intangible Assets” for further detail on goodwill impairment. As of December 28, 2024, we had $698.3 million of goodwill, $240.5 million of non-amortizing intangible assets, and $8.3 million of other intangible assets, net of accumulated amortization. Changes in estimates and assumptions used in our impairment testing could result in future impairment losses, which could be material. Significant judgments and assumptions are required in our impairment evaluations.
Our America’s Best reporting unit was not at risk of failing the annual goodwill impairment test in fiscal year 2024. A hypothetical 100 basis point increase in the discount rate used to estimate the fair value of the America’s Best reporting unit would not result in goodwill impairment in fiscal year 2024. As part of the annual goodwill impairment test in fiscal year 2024, the carrying value of the Eyeglass World reporting unit was written down to its estimated fair value, resulting in a $19.2 million impairment charge in fiscal year 2024. A hypothetical 100 basis point increase in the discount rate used to estimate the fair value of the Company’s Eyeglass World reporting unit would result in additional goodwill impairment of approximately $19 million. Given the recent performance of the Eyeglass World brand, our impairment test reflected assumptions for future revenue growth and profitability that we believe to be achievable; changes to the growth assumptions or future strategy for this brand may negatively affect the fair value of the associated goodwill asset. Future changes in a reporting unit’s business profitability, expected cash flows, changes in business strategy and external market conditions, among other factors, could require us to record an impairment charge for goodwill.
When evaluating indefinite-lived, non-amortizing trademarks and trade names for impairment, we use the relief-from-royalty method to estimate fair value, whereby an estimated royalty rate is determined based on comparable licensing arrangements, which is then applied to the revenue projections for the subject asset. The estimated fair value is calculated using a discounted cash flow analysis. We record an impairment charge as the excess of carrying value over estimated fair value. The fair value of the Eyeglass World trade name asset approximately equals its carrying value; changes to the growth assumptions or future strategy for this brand may negatively affect the fair value of this asset. A hypothetical 100 basis point increase in discount rates used to estimate the fair value of the Company’s trademarks and trade names would not result in an impairment of the America’s Best asset, but result in an approximate $5 million impairment of the Eyeglass World asset. A 10 basis point decrease in the royalty rates used in the analyses would not result in an impairment of America’s Best asset, but result in an approximate $5 million impairment of the Eyeglass World asset in fiscal year 2024.
If impairment indicators related to finite-lived, amortizing intangible assets are present, we estimate cash flows expected to be generated over the remaining useful lives of the related assets based on current projections. If the projected net undiscounted cash flows are less than the carrying value of the related assets, we then measure impairment based on a discounted cash flow model and record an impairment charge as the excess of carrying value over the estimated fair value. The carrying value of the Fred Meyer contract and relationship intangible asset was written down to its estimated fair value, resulting in a $10.5 million impairment charge in fiscal year 2024. The Fred Meyer impairment testing was performed due to our decision to close certain Fred Meyer stores as part of our fleet review in fiscal year 2024.
Refer to Note 1. “Business and Significant Accounting Policies”, Note 5. “Goodwill and Intangible Assets”, and Note 11. “Fair Value Measurement” for further detail on impairment of goodwill and intangible assets.
Income Taxes
Income tax accounting involves the use of estimates and complex judgments in a number of areas including the recognition of deferred tax assets and liabilities and the evaluation of uncertain tax positions. Our net deferred liability balance as of December 28, 2024 was $77.9 million. As future events, including tax law changes, are unpredictable, we continue to monitor developments in the tax landscape and adjust our assumptions and estimates accordingly. Changes in our assumptions and estimates could result in material changes to these balances. See Note 8. “Income Taxes” to our consolidated financial statements.
Inventories
Inventory shrinkage is estimated and recorded throughout the period in cost of sales based on historical results and current inventory levels. Inventory values are adjusted for estimated obsolescence and written down to net realizable value (“NRV”) based on estimates of current and anticipated demand, customer preference, merchandise age, planned promotional activities, compliance with contact lens vendor return policies, and estimates of future retail sales prices. Actual shrinkage is recorded throughout the year based upon periodic physical counts. As of December 28, 2024, our total inventory balance was $93.9 million. A 10% increase in the obsolescence and shrinkage reserves will not have a material impact on our financial position. See Note 1. “Business and Significant Accounting Policies” to our consolidated financial statements.
Recently Issued Accounting Pronouncements
For information on recently issued accounting pronouncements, see Note 1. “Business and Significant Accounting Policies” to our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have market risk exposure from changes in interest rates. When appropriate, we may use derivative financial instruments to mitigate the risk from such exposure. A discussion of our accounting policies for derivative financial instruments is included in Note 1. “Business and Significant Accounting Policies” and Note 11. “Fair Value Measurement” to our consolidated financial statements.
A significant portion of our debt bears interest at variable rates. If market interest rates increase, the interest rate on our variable rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. Our interest rate collar was intended to mitigate some of the effects of increases in interest rates.
As of December 28, 2024, $254.2 million of term loan borrowings were subject to variable interest rates and we had total borrowings of $339.0 million with a weighted average borrowing rate of 6.5%. Our interest rate collar matured on July 18, 2024 and our variable interest rate term loan borrowings are exposed to changes in market rates. An increase or decrease to market rates of 1.0% would result in a $2.5 million increase or decrease to interest expense as of December 28, 2024. See Note 14. “Interest Rate Derivatives” to our consolidated financial statements for more information on our interest rate collar.

Item 8. Consolidated Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	68

Consolidated Balance Sheets as of December 28, 2024 and December 30, 2023	70

Consolidated Statements of Operations and Comprehensive (Loss) Income for the Fiscal Years Ended December 28, 2024, December 30, 2023, and December 31, 2022	71

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended December 28, 2024, December 30, 2023, and December 31, 2022	72

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 28, 2024, December 30, 2023, and December 31, 2022	73

Notes to Consolidated Financial Statements	74

Schedule I – Condensed Financial Information of Registrant	108

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of National Vision Holdings, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of National Vision Holdings, Inc. and subsidiaries (the “Company”) as of December 28, 2024, and December 30, 2023, the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity, and cash flows, for each of the three years in the period ended December 28, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024, and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Goodwill and Trademarks and Trade names — America's Best and Eyeglass World — Refer to Notes 1 and 5 to the financial statements
Critical Audit Matter Description
The Company tests goodwill and trademarks and trade names for impairment annually, or more frequently as warranted by events or changes in circumstances which indicate that the carrying value of assets may not be recoverable. The Company evaluates impairment by comparing the fair value of the reporting unit and trademarks and trade names with their respective carrying value. For each reporting unit, the Company used the income approach, which is based on a discounted cash flow analysis and calculated the fair value of the reporting unit by estimating after-tax cash flows discounted using a discount rate. For each trademark and trade name, the Company used the relief-from-royalty method, which involves estimating a royalty rate based on comparable licensing arrangements, applying that rate to revenue projections for the subject asset, and then estimating fair value using a discounted cash flow analysis. The determination of fair value requires management to make significant estimates and assumptions related to the discount rate for goodwill and trademarks and trade names, and forecasts of costs applicable to revenue and store-level selling, general and administrative expenses (“SG&A”) for goodwill. The discount rate may also incorporate certain risk premiums, such as a company-specific risk premium (“CSRP”), which represents the incremental return that investors may require to compensate for risks, uncertainties and variability in the estimated future cash flows. Changes in these assumptions could have a significant impact on the fair value which could lead to an impairment charge or an additional impairment charge. As of December 28, 2024, the Company's recorded balance of goodwill was $606.5 million related to America’s Best and $91.8 million related to Eyeglass World. The balance of trademarks and trade names at December 28, 2024 was $40.0 million related to Eyeglass World. The fair value of the reporting unit for America’s Best exceeded the carrying value as of the measurement date, and the fair value of the Eyeglass World trademark and trade name approximately equaled its carrying value; therefore, no impairment was recognized. The carrying value of the Eyeglass World reporting unit was written down to its estimated fair value, resulting in a $19.2 million impairment charge in fiscal year 2024.
We identified the valuation of the reporting unit for America’s Best and Eyeglass World, and the trademark and trade name for Eyeglass World, as a critical audit matter because of the significant judgments made by management to estimate fair value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the discount rate, including the CSRP, for the goodwill related to America’s Best and Eyeglass World and trademark and trade name related to Eyeglass World, and the forecasts of costs applicable to revenue and store-level SG&A for the goodwill related to America’s Best and Eyeglass World.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the discount rate, including the CSRP, used by management to estimate the fair value of the reporting units for goodwill and the fair value of the trademark and trade name, and the forecasts of costs applicable to revenue and store-level SG&A used by management to estimate the fair value of the reporting unit for goodwill included the following, among others:
•We tested the design and operating effectiveness of controls over management’s impairment evaluation, including those over the determination of the fair value and related to management’s selection of the discount rate, and the forecasts of costs applicable to revenue and store-level SG&A.
•We performed a sensitivity analysis of the discount rate, the forecasts of costs applicable to revenue and store-level SG&A, including their impact on future cash flows.
•We evaluated management's ability to accurately forecast costs applicable to revenue and store-level SG&A and evaluated the reasonableness of these assumptions by comparing management's forecasts for historical periods to actual results for those periods.
•We evaluated the consistency of estimates and assumptions relating to costs applicable to revenue and store-level SG&A in the discounted cash flow model for the reporting unit to those used by management in other annual forecasting activities.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the selected discount rate, including the CSRP, by:
–Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
–Developing a range of independent estimates and comparing those to the discount rate selected by management.
–Evaluating the forecasts to understand and sensitize management's assumptions regarding the risk inherent in the forecasts.

/s/ Deloitte & Touche LLP

Atlanta, GA
February 25, 2025

We have served as the Company's auditor since 2002.

National Vision Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
In Thousands, Except Par Value

	As of December 28, 2024	As of December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$73,948	$149,896
Accounts receivable, net	49,938	86,854
Inventories	93,918	119,908
Prepaid expenses and other current assets	32,024	40,012
Total current assets	249,828	396,670

Noncurrent assets
Property and equipment, net	362,175	360,187
Goodwill	698,305	717,544
Trademarks and trade names	240,547	240,547
Other intangible assets, net	8,269	20,173
Right of use assets	408,589	406,275
Other assets	40,058	28,336
Noncurrent assets of discontinued operations	—	2,779
Total noncurrent assets	1,757,943	1,775,841
Total assets	$2,007,771	$2,172,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,643	$67,556
Other payables and accrued expenses	109,036	123,288
Unearned revenue	42,002	48,117
Deferred revenue	62,507	62,867
Current maturities of long-term debt and finance lease obligations	101,392	10,480
Current operating lease obligations	99,694	85,090
Current liabilities of discontinued operations	—	302
Total current liabilities	468,274	397,700

Noncurrent liabilities:
Long-term debt and finance lease obligations, less current portion and debt discount	248,610	450,771
Noncurrent operating lease obligations	366,335	376,814
Deferred revenue	22,082	21,459
Other liabilities	8,228	8,465
Deferred income taxes, net	77,909	87,884
Total noncurrent liabilities	723,164	945,393
Commitments and contingencies (See Note 13)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 85,444 and 84,831 shares issued as of December 28, 2024 and December 30, 2023, respectively; 78,775 and 78,311 shares outstanding as of December 28, 2024 and December 30, 2023, respectively	854	848
Additional paid-in capital	807,048	788,967
Accumulated other comprehensive loss	—	(419)
Retained earnings	226,117	254,616
Treasury stock, at cost; 6,669 and 6,520 shares as of December 28, 2024 and December 30, 2023, respectively	(217,686)	(214,594)
Total stockholders’ equity	816,333	829,418
Total liabilities and stockholders’ equity	$2,007,771	$2,172,511
The accompanying notes are an integral part of these consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income
In Thousands, Except Earnings Per Share

	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2022
Revenue:
Net product sales	$1,463,139	$1,423,229	$1,340,302
Net sales of services and plans	360,181	333,142	304,373
Total net revenue	1,823,320	1,756,371	1,644,675
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	433,194	424,011	402,067
Services and plans	330,862	310,644	265,598
Total costs applicable to revenue	764,056	734,655	667,665
Operating expenses:
Selling, general and administrative expenses	938,524	904,757	832,609
Depreciation and amortization	91,349	89,874	88,690
Asset impairment	39,851	2,699	5,499
Other expense (income), net	(101)	(104)	(2,554)
Total operating expenses	1,069,623	997,226	924,244
Income (loss) from operations	(10,359)	24,490	52,766
Interest expense, net	16,184	14,339	462
(Gain) loss on extinguishment of debt	(859)	599	—
Earnings (loss) from continuing operations before income taxes	(25,684)	9,552	52,304
Income tax provision (benefit)	1,481	6,006	15,545
Income (loss) from continuing operations, net of tax	(27,165)	3,546	36,759
Income (loss) from discontinued operations, net of tax (See Note 2)	(1,334)	(69,447)	5,363
Net income (loss)	$(28,499)	$(65,901)	$42,122

Basic Earnings (loss) per share:
Continuing operations	$(0.35)	$0.05	$0.46
Discontinued operations	$(0.02)	$(0.89)	$0.07
Total	$(0.36)	$(0.84)	$0.53
Diluted Earnings (loss) per share:
Continuing operations	$(0.35)	$0.05	$0.46
Discontinued operations	$(0.02)	$(0.88)	$0.07
Total	$(0.36)	$(0.84)	$0.52

Weighted average shares outstanding:
Basic	78,592	78,313	79,831
Diluted	78,592	78,596	80,298

Comprehensive income (loss):
Net income (loss)	$(28,499)	$(65,901)	$42,122
Unrealized gain on hedge instruments	548	1,019	1,020
Tax provision of unrealized gain on hedge instruments	129	259	259
Comprehensive income (loss)	$(28,080)	$(65,141)	$42,883

The accompanying notes are an integral part of these consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
In Thousands

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances at January 2, 2022	81,405	$838	$750,478	$(1,940)	$278,395	$(101,791)	$925,980
Issuance of common stock	433	4	3,282	—	—	—	3,286
Stock-based compensation	—	—	13,353	—	—	—	13,353
Purchase of treasury stock	(2,846)	—	—	—	—	(84,388)	(84,388)
Repurchase of 2025 Notes	—	—	(1)	—	—	—	(1)
Unrealized gain on hedge instruments, net of tax	—	—	—	761	—	—	761
Net income (loss)	—	—	—	—	42,122	—	42,122
Balances at December 31, 2022	78,992	842	767,112	(1,179)	320,517	(186,179)	901,113
Issuance of common stock	558	6	1,832	—	—	—	1,838
Stock-based compensation	—	—	20,023	—	—	—	20,023
Purchase of treasury stock	(1,239)	—	—	—	—	(28,415)	(28,415)
Unrealized gain on hedge instruments, net of tax	—	—	—	760	—	—	760
Net income (loss)	—	—	—	—	(65,901)	—	(65,901)
Balances at December 30, 2023	78,311	848	788,967	(419)	254,616	(214,594)	829,418
Issuance of common stock	613	6	1,501	—	—	—	1,507
Stock-based compensation	—	—	16,580	—	—	—	16,580
Purchase of treasury stock	(149)	—	—	—	—	(3,092)	(3,092)
Unrealized gain on hedge instruments, net of tax	—	—	—	419	—	—	419
Net income (loss)	—	—	—	—	(28,499)	—	(28,499)
Balances at December 28, 2024	78,775	$854	$807,048	$—	$226,117	$(217,686)	$816,333

The accompanying notes are an integral part of these consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
In Thousands

	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2022
Cash flows from operating activities:
Net income (loss)	$(28,499)	$(65,901)	$42,122
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	92,680	98,252	99,956
Amortization of debt discount and deferred financing costs	2,121	3,351	3,314
Amortization of cloud computing implementation costs	6,402	3,170	6,012
Asset impairment	40,099	82,413	5,783
Deferred income tax expense (benefit)	(9,975)	(5,989)	11,024
Stock-based compensation expense	16,708	20,174	13,512
Losses (gains) on change in fair value of derivatives	(34)	(1,274)	(16,377)
Inventory adjustments	4,391	3,707	2,371
Other	(1,013)	3,891	2,122
Changes in operating assets and liabilities:
Accounts receivable	36,399	(7,817)	(24,816)
Inventories	21,598	(457)	(1,860)
Operating lease right of use assets and liabilities	(2,321)	524	859
Other assets	(7,286)	(3,171)	(10,268)
Accounts payable	(13,913)	2,280	945
Deferred and unearned revenue	(5,852)	7,401	6,655
Other liabilities	(17,856)	32,479	(22,156)
Net cash provided by operating activities	133,649	173,033	119,198
Cash flows from investing activities:
Purchase of property and equipment	(95,505)	(114,774)	(113,547)
Other	(589)	(1,048)	2,653
Net cash used for investing activities	(96,094)	(115,822)	(110,894)
Cash flows from financing activities:
Repayments on long-term debt	(222,064)	(103,000)	(4)
Proceeds from issuance of long-term debt	115,000	—	—
Proceeds from issuance of common stock	1,507	1,837	3,744
Purchase of treasury stock	(3,092)	(28,415)	(84,388)
Payments of debt issuance costs	(1,703)	(3,312)	—
Payments on finance lease obligations	(2,993)	(3,918)	(3,908)
Net cash used for financing activities	(113,345)	(136,808)	(84,556)
Net change in cash, cash equivalents and restricted cash	(75,790)	(79,597)	(76,252)
Cash, cash equivalents and restricted cash, beginning of year	151,027	230,624	306,876
Cash, cash equivalents and restricted cash, end of year	$75,237	$151,027	$230,624

Supplemental cash flow disclosure information:
Cash paid for interest	$13,398	$11,735	$16,940
Cash paid for taxes	$6,332	$7,571	$7,481
Capital expenditures accrued at the end of the period	$9,248	$5,412	$9,594

The accompanying notes are an integral part of these consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Business and Significant Accounting Policies

Nature of Operations
National Vision Holdings, Inc. (“NVHI,” the “Company,” “we,” “our,” or “us”) is a holding company whose operating subsidiaries include its indirect wholly owned subsidiary, National Vision, Inc. (“NVI”) and NVI’s direct wholly owned subsidiaries. We are a leading value retailer of eyeglasses and contact lenses in the United States (“U.S”). We operated 1,240 and 1,188 retail optical locations in the U.S. and its territories as of the fiscal years ended December 28, 2024 and December 30, 2023, respectively, through our four store brands, including America’s Best Contacts and Eyeglasses (“America’s Best”), Eyeglass World, Vista Optical locations on select U.S. Army/Air Force military bases (“Military”) and within select Fred Meyer stores. We also operate omni-channel websites for our America’s Best, Eyeglass World and Military brands, as well as a dedicated e-commerce website.
We operated 225 stores for Walmart Inc. (“Walmart”) as of December 30, 2023; these stores are not reflected in the store counts above and the operating results of these stores are presented as discontinued operations. Also presented in discontinued operations are the majority of the operations formerly conducted by the Company’s Arlington Contact Lens (“AC Lens”) subsidiary, which sold eyeglasses, contact lenses and optical accessory products to retail customers through various websites, and distributed contact lenses to Walmart and Sam’s Club store locations. Refer to Note 2. “Discontinued Operations” for more information.
We also operate a specialized health maintenance organization (“HMO”) that is licensed as a single-service health plan under California law. The HMO issues individual vision plans in connection with our America’s Best operations in California.
Fiscal Year
We operate on a retail fiscal calendar that results in a given fiscal year consisting of a 52-week or 53-week period ending on the Saturday closest to December 31. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters include 13 weeks of operations and the fourth quarter includes 14 weeks of operations.
References herein to “fiscal year 2024”, “fiscal year 2023” and “fiscal year 2022,” relate to the 52 weeks ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.
Basis of Presentation and Principles of Consolidation
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include our accounts and those of our subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts within the consolidated financial statements and footnotes to the financial statements for fiscal year 2023 and fiscal year 2022 have been reclassified to conform to the fiscal year 2024 presentation. Retrospective reclassifications have been made to prior period financial statements and disclosures to present the discontinued operations. Refer to Note 2. “Discontinued Operations” for more information on discontinued operations.
The Company has consolidated certain entities meeting the definition of a variable interest entity (“VIE”) as the Company concluded that it is the primary beneficiary of the entities under the provisions of Accounting Standards Codification 810, Consolidation. As of December 28, 2024, the variable interest entities include 29 professional corporations. The total assets of the consolidated VIEs included in the accompanying Consolidated Balance Sheets as of December 28, 2024 and December 30, 2023, were $7.0 million and $8.3 million, respectively, and the total liabilities of the consolidated VIEs were $8.4 million and $9.8 million, respectively.
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

Share Repurchases
Effective November 8, 2021, the Company’s Board of Directors (the “Board”) authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company's common stock. On November 29, 2021, the Company’s Board of Directors authorized an increase from $50 million to $100 million in aggregate amount of shares of the Company’s common stock that may be repurchased under the Company’s current share repurchase program. On February 23, 2022, our Board of Directors authorized a $100 million increase to the share repurchase authorization, for a total authorization of $200 million. The Company’s original share repurchase authorization expired on December 30, 2023, and had remaining capacity of $25 million. Effective February 23, 2024, the Board authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company’s common stock until January 3, 2026. As of December 28, 2024, $50 million remains available under the share repurchase authorization. During fiscal years 2023 and 2022, the Company repurchased 1.1 million shares of its common stock for $25 million and 2.7 million shares of its common stock for $80 million, respectively, under the share repurchase program. The authorization permits the Company to make purchases of its common stock from time to time in the open market or privately negotiated transactions, and pursuant to pre-set trading plans meeting the requirements of all applicable securities laws and regulations. The timing and amounts of any such repurchases will depend on a variety of factors, including the market price of the Company’s shares, general market and economic conditions, legal requirements and tax implications. The Company expects to fund the share repurchases using cash on hand. Repurchased shares are reflected in Treasury stock on the Consolidated Balance Sheets.
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, accelerates a company’s ability to recover Alternative Minimum Tax (“AMT”) refundable credits that otherwise could have been claimed in 2020 and 2021, to 2018 and 2019, with an option to elect recovery of the full credit amount for 2018. The Company recognizes government grants for which there is a reasonable assurance of compliance with grant conditions and receipt of credits. Amounts receivable under the CARES Act were $9.0 million as of December 28, 2024 and December 30, 2023. Credits recognized under the CARES Act offset deferred payroll taxes that would otherwise be payable as of January 1, 2022.
In addition to the CARES Act, the Consolidated Appropriations Act, 2021, H.R. 133 was signed into law on December 27, 2020 and, among other things, allows for 100% deductibility of meals and entertainment expenses for the tax years ended 2022 and 2021. In 2023, the deductibility was reduced to 50% of meals and 0% of entertainment expenses.
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
Accounts Receivable, Net
Accounts receivable associated with revenues consist primarily of trade receivables and credit card receivables. Trade receivables consist primarily of receivables from managed care payors. While we have relationships with almost all vision care insurers in the U.S. and with all of the major carriers, currently, a relatively small number of payors comprise the majority of our managed care revenues, subjecting us to concentration risk. Accounts receivable are reduced by allowances for credit losses. Estimates of our allowance for credit losses are based on our historical and current operating, billing, and collection trends, as well as current conditions and reasonable and supportable forecasts about the future. Accounts receivable are written off after all collection attempts have been exhausted. Credit loss expense recognized on our receivables, which is presented in SG&A expenses in the Company’s Consolidated Statements of Operations, was approximately $0.4 million, $0.6 million and $0.8 million for the fiscal years 2024, 2023 and 2022, respectively.
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

Shrinkage is estimated and recorded throughout the period in costs applicable to revenue based on historical results and current inventory levels. Actual shrinkage is recorded throughout the year based upon periodic physical counts. See Note 4. “Details of Certain Balance Sheet Accounts” for further details.
The Company’s inventory consists primarily of eyeglass frames, contact lenses, and unprocessed eyeglass lenses. A significant portion of our inventory is supplied by a small number of key vendors. During fiscal year 2024, approximately 94% of contact lens expenditures were with three vendors and approximately 82% of lens expenditures were with one vendor. This exposes us to vendor concentration risk. We are less exposed to a supplier risk for our eyeglass frames as only approximately 54% of frame expenditures were with two vendors.
Property and Equipment
Property and equipment (“P&E”) is stated at cost less accumulated depreciation. Depreciation associated with P&E is included in Depreciation and amortization in the accompanying Consolidated Statements of Operations. When we retire or otherwise dispose of P&E, we remove the cost and related accumulated depreciation from our accounts and recognize any gain or loss on the sale of such assets in SG&A in the Consolidated Statements of Operations and Comprehensive (Loss) Income. We capitalize major replacements and remodeling, and recognize expenditures for maintenance and repairs in SG&A.
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

Cloud Computing Arrangements
The Company capitalizes certain costs related to the acquisition and development of internal use software, including implementation costs incurred in a cloud computing arrangement during the application development stages of projects. Capitalized implementation costs are amortized on a straight-line basis over the expected term of the hosting arrangement, which includes consideration of the non-cancellable contractual term and reasonably certain renewals. Costs incurred during the preliminary project or the post-implementation stages of the project are expensed as incurred. Implementation costs are included in Other assets in our Consolidated Balance Sheets. Amortization of capitalized implementation costs is included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
Goodwill and Intangible Assets
Indefinite-lived intangible assets include goodwill and our trademarks and tradenames; we evaluate these assets annually for impairment, or more frequently if events and circumstances indicate that it is more likely than not that goodwill or intangible assets are impaired. Our annual testing date for impairment of goodwill and indefinite-lived intangible assets is the first day of the fourth fiscal quarter, which for fiscal year 2024 was September 29, 2024. Costs to renew intangible assets are expensed as incurred.
Goodwill is impaired if a reporting unit’s carrying value exceeds its fair value, and impairment is calculated as the excess between carrying value over fair value. We consider each of our operating segments to be reporting units. We estimate the fair value of our reporting units using the income approach, which is based on a discounted cash flow analysis and involves estimating after-tax cash flows that are discounted using a weighted average cost of capital that considers both market risk and company-specific risk. The cash flows used in the analysis are based on financial forecasts developed internally by management and require significant judgment. Significant unobservable inputs used in the fair value measurement of the reporting units include, but are not limited to, revenue growth rates, costs applicable to revenue, SG&A and discount rates. These assumptions are sensitive to future changes in the business profitability, changes in our business strategy and external market conditions, among other factors. A decrease to the long-term revenue growth rate assumption or an increase to the expense growth rate assumptions could require us to record goodwill impairment charges.
We use the relief-from-royalty method to estimate fair value of our trademarks and trade names, which involves estimating a royalty rate based on comparable licensing arrangements, applying that rate to the revenue projections for the subject asset, and then estimating fair value using a discounted cash flow analysis; the discounted cash flow analysis uses a weighted average cost of capital that considers both market risk and company-specific risk. We record an impairment charge as the excess of carrying value over estimated fair value.
Finite-lived, amortizing intangible assets primarily consist of our Fred Meyer contracts and relationship. We amortize finite-lived intangible assets on a straight-line basis over their estimated useful lives. Amortization expense associated with finite-lived intangible assets is included in Depreciation and amortization in the accompanying Consolidated Statements of Operations.
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
See Note 2. “Discontinued Operations”, Note 5. “Goodwill and Intangible Assets”, and Note 11. “Fair Value Measurement” for further detail on impairment of goodwill and intangible assets.
Investments
In the second quarter of fiscal year 2023, we completed an investment in an entity specializing in applying artificial intelligence-powered screening and diagnostic tools to retinal imaging. During fiscal year 2024 and 2023, we invested $1.5 million and $1.8 million, respectively. The investment is valued at cost. In fiscal year 2024, we completed an investment in a convertible promissory note issued by this entity. The investments are recognized in Other assets in the Consolidated Balance Sheets and in Other in the investing section of the Consolidated Statements of Cash Flows for fiscal years fiscal years 2024 and 2023. Refer to Note 11. “Fair Value Measurement” for more information on the promissory note.
We previously had an investment in an entity that was acquired by a third party in fiscal year 2021. We received $2.7 million in fiscal year 2022 related to an earnout associated with the sale. These proceeds were reflected in Other expense (income), net on the Consolidated Statements of Operations and Comprehensive (Loss) Income and in Other in the investing section of the Consolidated Statements of Cash Flows.
Fair Value Measurement of Assets and Liabilities
The Company accounts for certain assets and liabilities at fair value. The Company generally uses a market approach, when practicable, in valuing financial instruments. For certain assets the Company may also use a valuation technique consistent with the income approach whereby future cash flows are converted to a single discounted amount. The carrying value of the Company’s cash equivalents and restricted cash, accounts receivable, accounts payable and other payables and accrued expenses, approximate fair value due to their short-term nature.
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
Refer to “Long-lived Asset Impairment” section below and Note 11. “Fair Value Measurement” for the Company’s recurring and non-recurring fair value measurements.
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
Self-Insurance Liabilities
We are primarily self-insured for workers’ compensation, associate health benefits and general liability claims. We record self-insurance liabilities based on claims filed, including the development of those claims and an estimate of claims incurred but not yet reported. Should a different amount of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, liabilities may need to be adjusted accordingly. We periodically update our estimates and record such adjustments in the period in which such determination is made. Self-insurance liabilities are recorded on an undiscounted basis in the accompanying Consolidated Balance Sheets. Refer to the following table and Note 4. “Details of Certain Balance Sheet Accounts” for further details.
We reinsure worker’s compensation and medical claims above our retention levels with a highly rated financial institution that can be expected to fully perform under the terms of the arrangement. Estimated recoveries from reinsurance as of fiscal year end 2024 and 2023 are shown in the following table.

In thousands	Balance Sheet Classification	As of December 28, 2024	As of December 30, 2023
Current portion	Prepaid Expenses and Other Current Assets	$854	$990
Noncurrent portion	Other Assets	1,281	1,549
Total estimated recoveries from reinsurance		$2,135	$2,539
Derivative Financial Instruments
The Company has used interest rate derivatives to manage the exposure of its Term Secured Overnight Financing Rate (“Term SOFR”)-based debt to fluctuations in interest rates. If our derivatives are designated as cash flow hedges, we formally document our hedge relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transactions. We record all interest rate derivatives in our Consolidated Balance Sheets on a gross basis at fair value. Fair value represents estimated amounts we would receive or pay upon a termination of interest rate derivatives prior to their scheduled expiration dates. The fair value is based on information that is model-driven and whose inputs were observable (Level 2 inputs) such as Term SOFR forward rates. We do not hold or enter into financial instruments for trading or speculative purposes.
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
Accumulated Other Comprehensive Loss
AOCL is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive loss, net of income tax, is entirely composed of the cumulative unrealized loss on our previously effective hedging instruments. See Note 17. “Accumulated Other Comprehensive Loss” for details of reclassifications out of AOCL.
Revenue Recognition
Net product sales include sales of prescription and non-prescription eyewear, contact lenses and related accessories to retail customers (including those covered by managed care). Net sales of services and plans include sales of eye exams, eye care club membership fees, product protection plans (i.e. warranties) and HMO vision plan fees.
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
An increasing percentage of our customers receive vision insurance coverage through managed care payors. These payors represent an increasingly significant portion of our overall revenues and our revenue growth and represented approximately 40% of our revenues from continuing operations in fiscal year 2024.
We record reductions in revenue for estimated price concessions granted to managed care providers. The Company considers its revenue from managed care customers to include variable consideration and estimates such amounts associated with managed care customer revenues using the history of concessions provided and cash receipts from managed care providers. We reduced our net revenue for variable considerations of $17.7 million, $14.7 million and $13.0 million during the fiscal years 2024, 2023 and 2022, respectively.
Refer to Note 9. “Revenue from Contracts with Customers” for further details of our revenues.
Costs Applicable to Revenue
Costs applicable to revenue consist primarily of cost of products sold and costs of administering services and plans. Costs of products sold include (i) costs to procure non-prescription eyewear, contacts and accessories which we purchase and sell in their finished form, (ii) costs to manufacture finished prescription eyeglasses, including direct materials, labor and overhead and (iii) remake costs, warehousing and distribution expenses and internal transfer costs. Costs of services and plans include costs associated with warranty programs, eye care club memberships, HMO vision plan fees, eye care practitioner and eye exam technician payroll, taxes and benefits and optometric and other service costs. Depreciation and amortization are excluded from costs applicable to revenue and are presented separately on the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income.
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
Advertising expenses were $138.6 million, $137.2 million and $138.5 million for fiscal years 2024, 2023 and 2022, respectively.
Leases
We lease our stores, distribution center, corporate offices, and most of our laboratories. These leases generally have noncancelable lease terms of between five and 10 years, with an option to renew for additional terms of one to 10 years or more. The lease term includes renewal option periods when the renewal is deemed reasonably certain after considering the value of the leasehold improvements at the end of the noncancelable lease period. Most leases for our stores provide for a minimum rent and typically include escalating rent over time with the exception of Military for which lease payments are variable and based on a percentage of sales. For Vista Optical locations in Fred Meyer stores, we pay the greater of fixed rent or a percentage of sales after certain minimum thresholds are achieved. The Company’s leases generally require us to pay insurance, real estate taxes and common area maintenance expenses, substantially all of which are variable and not included in the measurement of the lease liability. Our lease arrangements frequently include tenant improvement allowances (“TIAs”), which are contractual amounts received or receivable from a lessor for improvements made to leased properties by the Company. For operating leases, TIAs are treated as a reduction of the lease payments used to measure the ROU assets in the accompanying Consolidated Balance Sheets and are amortized as a reduction in rental expense over the life of the respective leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The lease liability is measured at the present value of future lease payments over the lease term less TIAs receivable, and the ROU asset is measured at the lease liability amount, adjusted for prepaid lease payments, TIAs received and the lessee’s initial direct costs. As the rate implicit in the Company’s leases is not easily determinable, the Company’s incremental borrowing rate is used in calculating the present value of the sum of the lease payments. Factors incorporated into the calculation of the lease incremental borrowing rate include lease term, borrowing rates on the Company’s long-term debt, Term SOFR margins for issuers of similar credit rating to NVI and effect of collateralization.
For finance leases, a lease ROU asset is recorded as property and equipment and corresponding amounts are recorded as finance lease debt obligations at the net present value of the minimum lease payments to be made over the lease term for new finance leases.
Stock-Based Compensation
We measure stock-based compensation cost, which consists of grants of stock options, performance stock units (“PSUs”), and restricted stock units (“RSUs”), to associates and non-employee directors, based on the estimated grant date fair value of the awards. We recognize compensation expense for all awards containing only a service requirement over the requisite service period using a straight-line recognition method. Our PSUs contain both a service requirement and a performance requirement. We recognize expense for the proportionate share of the total fair value of PSUs related to the vesting period that has already lapsed for the shares expected to vest, which expectation is based on an evaluation of expected performance against predefined performance criteria and may also result in reversals of expense. The remaining fair value of the shares expected to vest is expensed on a straight-line basis over the balance of the vesting period. We account for forfeitures as they occur. See Note 7. “Stock Incentive Plan” for further details related to our stock-based compensation plans.
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
Store fleet review
During fiscal year 2024, we completed a comprehensive store fleet review and decided on actions to address identified stores. As a result of this review, we announced plans to close 39 stores and convert four Eyeglass Word stores into America’s Best stores. As of December 28, 2024, 12 of these locations were closed and four Eyeglass Word stores were converted into America’s Best stores. Total costs incurred as a result of the store fleet review were immaterial for fiscal year 2024 due to severance and other charges being offset by non-cash gains related to remeasurements of store leases. Substantially all of the costs were recognized in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

During fiscal year 2024, we recognized $10.5 million of non-cash intangible asset impairment and $4.3 million of non-cash tangible long-lived and ROU asset impairment related to the stores we planned to close as part of the store fleet review. Both charges were recognized in Asset impairment in the Consolidated Statements of Operations and Comprehensive (Loss) Income. Refer to Note 5. Goodwill and Intangible Assets and Note 11. “Fair Value Measurement” for additional information on the impairment charges.
All costs incurred related to the store fleet review were recognized in the corporate and other category. Liabilities related to this plan are recorded in Other payables and accrued expenses in the Consolidated Balance Sheets.
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
Our operations related to Walmart, including our former Legacy reportable segment, as well as the majority of our AC Lens operations, met the requirements to be classified as discontinued operations. Accordingly, we classified the results of these operations as discontinued operations in the Consolidated Statements of Operations and Comprehensive (Loss) Income for all periods presented. The results of all discontinued operations, less applicable income taxes, are reported as components of net income separate from the net income of continuing operations, and certain assets and liabilities associated with these operations were classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets for the periods presented. Additionally, the cash flows and comprehensive (loss) income of discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows and Consolidated Statements of Operations and Comprehensive (Loss) Income, respectively, for all periods presented. All amounts included in the notes to the consolidated financial statements relate to continuing operations unless otherwise noted. For additional information, see Note 2. “Discontinued Operations.”
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
We establish a liability for tax positions for which there is uncertainty as to whether the position will ultimately be sustained. We assess our tax positions by determining whether it is more likely than not that the position will be sustained upon examination by the appropriate taxing authorities, including resolution of any related appeals or litigation, based solely on the technical merits of the position. These calculations and assessments involve estimates and judgments because the ultimate tax outcomes are uncertain and future events are unpredictable. See Note 8. “Income Taxes” for further details.
Adoption of New Accounting Pronouncements
Segment reporting. In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update provides, among other things, enhanced segment disclosure requirements including disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company adopted this guidance in the fourth quarter of fiscal year 2024 and has provided the applicable disclosures in. Note 16. “Segment Reporting.”
Future Adoption of Accounting Pronouncements
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
Expense Disaggregation Disclosures. In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive (Loss) Income (Topic 220-40): Expense Disaggregation Disclosures (“ASU 2024-03”). This update requires, among other things, more detailed disclosure about types of expenses in commonly presented expense captions such as cost of sales and SG&A, and is intended to improve the disclosures about an entity’s expenses including purchases of inventory, employee compensation, depreciation and amortization. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of the guidance on the consolidated financial statements and disclosures.
Induced Conversions of Convertible Debt Instruments. In November 2024, FASB issued ASU 2024-04, Debt-Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of convertible debt. This guidance is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods, with early and retrospective adoption permitted. The Company is currently evaluating the impact of the guidance on the consolidated financial statements and disclosures.
The FASB issued other accounting guidance during fiscal year 2024 that is not currently applicable or expected to have a material impact on the Company’s financial statements, and therefore, is not described above.

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
We determined that the various terminations of agreements described above as well as the subsequent decision to consolidate our distribution network and close the distribution center in Ohio constituted triggering events, and accordingly, we recognized impairment charges during the year ended December 30, 2023, consisting primarily of goodwill impairment of our former Legacy segment.
During fiscal year 2024 and 2023, we recorded $4.4 million and $5.2 million, respectively, of net expense associated with the termination of the Walmart MSA and wind down of AC Lens, which consisted of employee compensation benefits, early termination fees, and other exit related costs. These charges were recorded in both Selling, general, and administrative expenses and Costs applicable to revenue for discontinued operations. The plan has been substantially completed and we do not anticipate additional material costs related to this plan.

As a result of the termination of the Walmart MSA and wind down of AC Lens operations, our former Legacy reportable segment and certain other results previously included in corporate and other as well as related effects of unearned and deferred revenue, met the criteria to be presented as discontinued operations. Accordingly, the assets and liabilities and results of operations of the discontinued operations have been presented in the tables below.
Refer to Note 3. “Details of Cost Savings Plan” for more information on the cost savings plan related to our continuing operations.
Major classes of assets and liabilities related to discontinued operations are presented in the table below. We have retained working capital and deferred tax balances related to discontinued operations; consequently, these items are not part of the disposal group.

In thousands	As of December 28, 2024	As of December 30, 2023
Noncurrent assets:
Property and equipment, net	$—	$2,376
Right of use assets	—	304
Other intangible assets, net	—	99
Total noncurrent assets of discontinued operations	$—	$2,779

Current liabilities:
Current operating lease obligations	$—	$302
Total current liabilities of discontinued operations	$—	$302

The following table presents income (loss) from discontinued operations, net of tax:

In thousands	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2022
Revenue:
Net product sales	$126,960	$320,907	$308,013
Net sales of services and plans	4,513	49,190	52,716
Total net revenue	131,473	370,097	360,729
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	109,637	240,578	234,257
Services and plans	2,585	25,677	23,665
Total costs applicable to revenue	112,222	266,255	257,922
Operating expenses:
Selling, general and administrative expenses	21,851	87,126	82,746
Depreciation and amortization	1,331	8,378	11,266
Asset impairment	248	79,714	284
Other expense (income), net	(87)	(60)	2
Total operating expenses	23,343	175,158	94,298
Earnings (loss) from discontinued operations before income taxes	(4,092)	(71,316)	8,509
Income tax provision (benefit) from discontinued operations	(2,758)	(1,869)	3,146
Income (loss) from discontinued operations, net of tax	$(1,334)	$(69,447)	$5,363

The following table presents significant non-cash items and cash flows from investing activities related to discontinued operations:

	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$1,331	8,378	11,266
Asset impairment	248	79,714	284
Stock-based compensation expense	—	971	756
Inventory adjustments	442	(177)	(297)
Other	(1,647)	—	—
Cash flows from investing activities:
Purchase of property and equipment	—	(1,781)	(4,059)
Other	1,738	—	—

3. Details of Cost Savings Plan
In connection with the discontinued operations, the Company implemented a cost savings plan that included optimizing non-customer facing labor costs, as well as reducing travel expenses and third-party spend. We have incurred $1.9 million since the inception of the cost savings plan, which is included within our continuing operations results. The plan has been substantially completed and we do not anticipate additional material costs related to this plan. The liability related to this plan is recorded in Other payables and accrued expenses in the Consolidated Balance Sheets, and the remaining payments related to this liability were made after December 28, 2024. This disclosure excludes the impact of the Walmart partnership termination and wind down of AC Lens operations, which are currently presented under discontinued operations.

In thousands	Employee Compensation Benefits
Balance at December 30, 2023	$1,800
Expenses recognized during the period	69
Payments during the period	(1,643)
Balance at December 28, 2024	$226

Employee compensation benefits
During fiscal year 2024 and 2023, we recognized $0.1 million and $1.8 million, respectively, in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income, in the corporate and other category, related to termination benefits for certain associates; these charges were recognized in accordance with FASB guidance on employers’ accounting for post-employment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate.
4. Details of Certain Balance Sheet Accounts
The following table provides a reconciliation of Cash and cash equivalents reported within the Consolidated Balance Sheets to the total of Cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows:

In thousands	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2022
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$73,948	$149,896	$229,425
Restricted cash included in other assets	1,289	1,131	1,199
	$75,237	$151,027	$230,624

The following tables provide additional details of certain balance sheet accounts as of the dates shown below:

In thousands	As of December 28, 2024	As of December 30, 2023
Accounts receivable, net:
Trade receivables	$18,777	$43,518
Credit card receivables	17,431	27,905
Other receivables (1)	13,938	15,747
Allowance for credit losses	(208)	(316)
	$49,938	$86,854
(1) Includes CARES Act receivable in the amount of $9.0 million and $9.0 million as of December 28, 2024 and December 30, 2023, respectively.

In thousands	As of December 28, 2024	As of December 30, 2023
Inventories:
Raw materials and work in process (1)	$66,056	$57,367
Finished goods	27,862	62,541
	$93,918	$119,908
(1) Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not separately present raw materials and work in process.

In thousands	As of December 28, 2024	As of December 30, 2023
Property and equipment, net:
Land and building	$3,736	$3,736
Equipment	299,823	280,632
Information technology hardware and software	128,654	128,792
Furniture and fixtures	85,061	77,712
Leasehold improvements	360,927	323,382
Construction in progress	31,620	29,638
Right of use assets under finance leases	36,219	36,219
	946,040	880,111
Less: Accumulated depreciation	(583,865)	(519,924)
	$362,175	$360,187

In thousands	As of December 28, 2024	As of December 30, 2023
Other payables and accrued expenses:
Associate compensation and benefits	$42,752	$62,614
Self-insurance liabilities	9,087	9,139
Capital expenditures	9,248	5,412
Advertising	6,504	6,446
Reserves for customer returns and remakes	4,840	9,093
Payable to Walmart	—	6,068
Income tax payable	3,641	1,863
Supplies and other store support expenses	5,038	5,434
Litigation settlements	4,950	500
Other	22,976	16,719
	$109,036	$123,288

In thousands	As of December 28, 2024	As of December 30, 2023
Other noncurrent liabilities:
Self-insurance liabilities	$5,577	$5,657
Other	2,651	2,808
	$8,228	$8,465
5. Goodwill and Intangible Assets
The gross carrying amount and accumulated impairment of the Company’s goodwill balances for 2024 and 2023 are as follows:

	As of December 28, 2024		As of December 30, 2023
In thousands	Gross Carrying Amount	Accumulated Impairment	Gross Carrying Amount	Accumulated Impairment
Owned & Host Segment	$736,901	$(38,596)	$736,901	$(19,357)
The Owned & Host Segment’s goodwill contains $606.5 million related to America’s Best and $91.8 million related to Eyeglass World. Accumulated goodwill impairment relates to our Eyeglass World, Fred Meyer and Military reporting units.
We tested the Eyeglass World goodwill for impairment as of September 29, 2024 as part of our annual goodwill impairment testing process and recognized an impairment of $19.2 million in fiscal 2024. The impairment of Eyeglass World goodwill was due primarily to reduced projections of future growth and profitability. Refer to Note 1. “Business and Significant Accounting Policies” and Note 11. “Fair Value Measurement” for more information on the goodwill impairment charge.
Indefinite-lived intangible assets by major asset class are as follows:

In thousands	As of December 28, 2024	As of December 30, 2023
Trademarks and trade names:
America’s Best	$200,547	$200,547
Eyeglass World	40,000	40,000
	$240,547	$240,547
We intend to maintain our trademarks; renewals will take place as needed. Finite-lived, amortizing intangible assets by major asset class are as shown in the following table. We remove assets from the table below once they are fully amortized.

	As of December 28, 2024			As of December 30, 2023
In thousands	Gross Carrying Amount	Accumulated Amortization	Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Remaining Life (Years)
Fred Meyer contracts and relationships(1)	$8,400	$(169)	12	$35,000	$(14,915)	13
Other	151	(113)	1	151	(63)	2
	$8,551	$(282)		$35,151	$(14,978)
(1) The gross carrying amount shown for this asset as of December 28, 2024 reflects the fair value as of the impairment testing date.
We extended our relationship with Fred Meyer in fiscal year 2022. We tested the Fred Meyer contract and relationship intangible asset for recoverability as of September 28, 2024 due to the decision to close certain Fred Meyer stores as part of our store fleet review in the current period and recognized an impairment of $10.5 million in fiscal 2024. Refer to Note 1. “Business and Significant Accounting Policies” and Note 11. “Fair Value Measurement” for more information on the store fleet review and the impairment charge, respectively. We intend to maintain our intangible assets. We amortized $1.4 million, $1.6 million, and $1.5 million in 2024, 2023, and 2022, respectively.

Aggregate amortization expense is included in Depreciation and amortization in the accompanying Consolidated Statements of Operations. Aggregate future estimated amortization expense is shown in the following table:

Fiscal Year	In thousands
2025	$714
2026	677
2027	677
2028	677
2029	677
Thereafter	4,847
$8,269

6. Debt
Our debt consists of the following:

In thousands	As of December 28, 2024	As of December 30, 2023
2025 Notes, due May 15, 2025	$84,774	$302,497
Term Loan A, due June 13, 2028	254,188	146,250
Revolving Loans, due June 13, 2028	—	—
Debt before unamortized discount and issuance costs	338,962	448,747
Unamortized discount and issuance costs - 2025 Notes	(191)	(2,497)
Unamortized discount and issuance costs - Term Loan A	(1,602)	(1,066)
Debt less debt discount and issuance costs	337,169	445,184
Less current maturities	(98,024)	(7,500)
Long-term debt - noncurrent portion	239,145	437,684
Finance lease obligations	12,833	16,067
Less current maturities	(3,368)	(2,980)
Long-term debt and finance lease obligations, less current portion, discount, and issuance costs	$248,610	$450,771
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
Prior to February 15, 2025, the 2025 Notes were convertible at the option of the holders only under certain circumstances, which were not attained:
(i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the Last Reported Sale Price (as defined in the Indenture) per share of the Company’s common stock exceeded 130% of the Conversion Price (as defined in the Indenture) for each of at least 20 Trading Days (as defined in the Indenture), whether or not consecutive, during the 30 consecutive Trading Days ending on, and including, the last Trading Day of the immediately preceding calendar quarter;

(ii) during the five consecutive business days immediately after any ten consecutive Trading Day period (such ten consecutive trading day period, the “measurement period”) in which the Trading Price (as defined in the Indenture) per $1,000 principal amount of the 2025 Notes for each Trading Day of the measurement period was less than 98% of the product of the Last Reported Sale Price per share of the Company’s common stock on such Trading Day and the conversion rate (as described below) on such Trading Day; or
(iii) upon the occurrence of certain corporate events or distributions on the Company’s common stock, as described in the Indenture.
On or after February 15, 2025, until 5:00 p.m., New York City time, on the second Scheduled Trading Day (as defined in the Indenture) immediately before the maturity date, the 2025 Notes are convertible at the option of the holders at any time, into cash up to the amount of $1,000, with any excess amount convertible into shares, based on the applicable conversion rate at such time.
The 2025 Notes were initially convertible at a conversion rate of 32.0783 shares of common stock per $1,000 principal amount of 2025 Notes, which is equivalent to an initial conversion price of approximately $31.17 per share of common stock. The conversion rate will be subject to adjustment upon the occurrence of certain specified events including, but not limited to: issuance of stock dividends, splits and combinations; distribution of rights, options and warrants; spin-offs and other distributed property; cash dividends or distributions; tender offers or exchange offers; and certain other corporate transactions. Based on the initial conversion rate, the 2025 Notes were convertible into 12.9 million shares of our common stock and we reserved for the possible issuance of 16.5 million shares, which is the maximum amount that could be issued upon conversion. As of December 28, 2024, the 2025 Notes were convertible into 2.7 million shares of our common stock and a maximum of 3.5 million shares of our common stock. See Note 15. “Earnings Per Share” for the treatment of earnings per share in relation to the 2025 Notes. The holders of our term loan would have preference over the holders of the 2025 Notes in the event of a liquidation.
On November 14, 2023, the Company repurchased $100.0 million aggregate principal amount of the 2025 Notes for an aggregate cash repurchase price of $99.3 million. The repurchase of the 2025 Notes was accounted for as an extinguishment of debt and resulted in a loss on extinguishment of debt of $0.6 million on its Consolidated Statement of Operations during fiscal year ended December 30, 2023, which includes a write-off of related deferred issuance costs of $0.9 million and third-party fees of $0.4 million. Our effective interest rate remained at 3.2% as of December 28, 2024. An immaterial amount of the principal balance of the 2025 Notes was converted during fiscal year 2022.
On August 12, 2024, the Company repurchased $217.7 million aggregate principal amount of the 2025 Notes for an aggregate cash repurchase price of $215.0 million plus accrued and unpaid interest on such notes. The repurchase was accounted for as an extinguishment of debt and resulted in an extinguishment gain of $0.9 million on the Company’s Consolidated Statements of Operations during the twelve months ended December 28, 2024, which includes a write-off of related deferred issuance costs of $1.0 million and immediate recognition of third party-fees of $0.8 million.
The 2025 Notes mature on May 15, 2025, and due to the upcoming maturity the outstanding principal balance of $84.8 million is reflected as a current liability in the accompanying Consolidated Balance Sheets as of December 28, 2024. As of December 28, 2024, the Company has $293.6 million of availability under its revolving credit facility, in addition to $73.9 million of cash on hand, which provides the Company with sufficient liquidity to repay the remaining balance of the 2025 Notes as they become due.
After giving effect to the repurchases, $84.8 million principal amount remains outstanding from an initial issued principal balance of $402.5 million.
We recognized the following in Interest expense, net related to the 2025 Notes:

In thousands	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2022
Contractual interest expense	$5,443	$9,747	$10,062
Amortization of issuance costs	$1,282	$2,293	$2,283
As of December 28, 2024, the remaining period for the unamortized debt issuance costs balance related to the 2025 Notes was less than one year.
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
On August 9, 2024, Holdings, NVI and certain other subsidiaries of the Company entered into a Joinder Agreement (the “Joinder Agreement”) to the Credit Agreement. The Joinder Agreement provides for, among other things, the establishment of incremental term loans in an aggregate principal amount of $115.0 million, provided to NVI on August 9, 2024. These incremental term loans under the Joinder Agreement have the same terms as the existing term loans under the Credit Agreement.
The additional borrowings resulted in $0.9 million of fees deferred on the Consolidated Balance Sheets during the twelve months ended December 28, 2024. After giving effect to additional borrowings, $254.2 million principal remains outstanding under Term Loan A.
The Second Restatement Agreement contains customary affirmative covenants, negative covenants, and events of default substantially comparable to the Original Credit Agreement.
The Second Restatement Agreement also contains covenants that, among other things, limit NVI’s ability to incur additional debt, create liens against assets, make acquisitions, pay dividends or distributions on its stock, merge or consolidate with another entity and transfer or sell assets. We were in compliance with all covenants related to our long-term debt as of December 28, 2024.
The borrowing capacity remaining as of December 28, 2024 was $293.6 million due to a reduction of $6.4 million for letters of credit outstanding.

Scheduled annual maturities of debt are as follows:

Fiscal Year	In thousands
2025	$101,338
2026	13,250
2027	13,250
2028	211,124
2029	—
Thereafter	—
$338,962

7. Stock Incentive Plans
The Company has provided equity-based compensation awards to its associates under three plans. In connection with the initial public offering of our common stock (the “IPO”), on October 23, 2017, the Company’s Board of Directors adopted, and its stockholders approved, the National Vision Holdings, Inc. 2017 Omnibus Incentive Plan (the “2017 Omnibus Incentive Plan”). The total number of shares of common stock originally issuable under the 2017 Omnibus Incentive Plan was 4,000,000. On June 12, 2024, the Company’s stockholders approved the amendment and restatement of the 2017 Omnibus Incentive Plan, increasing the number of shares of common stock authorized for issuance by an additional 5,600,000 shares. The plan authorizes the grant of stock options, stock appreciation rights, restricted stock awards (“RSAs”), RSUs, PSUs, other equity-based awards and other cash-based awards to our associates, non-employee directors, officers, consultants and advisers. The Vision Holding Corp. 2013 Amended and Restated Stock Incentive Plans provided for the issuance of stock options to directors, certain associates and consultants of Vision Holding Corp., its subsidiaries and affiliates. In 2014, our Board of Directors and stockholders of the Company approved the 2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its subsidiaries (the “2014 Stock Incentive Plan”). There were 10,988,827 stock options authorized for issuance pursuant to the 2014 Stock Incentive Plan. All stock awards under these plans vest through continued service. All options under these plans have a contractual life of 10 years.
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
The following table summarizes stock compensation expense under the Company’s plans, which is included in SG&A in the accompanying Consolidated Statements of Operations:

In thousands	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2022
Stock options	$123	$740	$1,525
RSUs and PSUs	16,457	18,312	10,758
RSAs	—	—	314
Associate stock purchase plan	128	151	159
Pre-tax stock-based compensation expense	$16,708	$19,203	$12,756
Income tax benefit	(4,212)	(4,841)	(3,236)
After-tax stock-based compensation expense	$12,496	$14,362	$9,520

RSUs and PSUs
Unrecognized compensation cost (in thousands)	$25,234
Expected remaining weighted-average period of expense recognition (in years)	1.71

Service-based options
The following tables summarize service-based stock option activity. No service-based options were granted in fiscal years 2024, 2023, and 2022.

	Number of Options Outstanding (In thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands) ($)
Outstanding options at December 30, 2023	599	$29.20	4.93	$981
Exercised	(29)	8.54
Forfeited	(21)	37.80
Outstanding options at December 28, 2024	549	$29.98	4.13	$—
Vested and exercisable at December 28, 2024	549	$29.98	4.13	$—

In thousands except per share values	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2022
Fair value of options vested	$635	$1,251	$3,073
Aggregate intrinsic value of options exercised	$76	$147	$979
Performance-based options
The following table summarizes performance-based stock option activity:

	Number of Options Outstanding (In thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands) ($)
Outstanding options at December 30, 2023	49	$15.74	3.56	$255
Exercised	—	—
Outstanding options at December 28, 2024	49	$15.74	2.57	$—
Vested and exercisable at December 28, 2024	49	$15.74	2.57	$—
There were no grants of performance-based options during fiscal years 2024, 2023, and 2022. There were no vests of performance-based options during fiscal years 2024, 2023, and 2022. There were no exercises of performance-based options during fiscal year 2024 and 2023. The aggregate intrinsic value of performance-based options exercised during fiscal year 2022 was immaterial.
The following tables summarize RSU and PSU awards activity:

	RSUs (In thousands)	Weighted average grant date fair value ($)	PSUs (In thousands)	Weighted average grant date fair value ($)
Outstanding at December 30, 2023	1,060	$27.50	672	$28.68
Granted	862	18.03	332	22.19
Vested	(436)	29.24	(89)	45.73
Forfeited	(133)	26.85	(54)	25.52
Outstanding at December 28, 2024	1,353	$20.97	861	$24.61

	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2022
RSUs
Weighted average grant date fair value of RSUs granted	$18.03	$22.65	$34.83
Total fair value of RSUs vested (In thousands)	$12,755	$12,084	$6,176
PSUs
Weighted average grant date fair value of PSUs granted	$22.19	$22.35	$37.96
Total fair value of PSUs vested (In thousands)	$4,070	$3,852	$3,118
RSAs
Weighted average grant date fair value of RSAs granted	$—	$—	$—
Total fair value of RSAs vested (In thousands)	$—	$—	$800
Restricted stock units (RSUs)
Most RSUs vest in three equal annual installments on the first, second and third anniversary of the grant date. The RSUs outstanding as of December 28, 2024 have $14.3 million intrinsic value. Non-employee directors were granted RSUs in fiscal year 2024.
Performance stock units (PSUs)
PSUs are settled after the end of a three-year performance period (i.e., cliff vesting), which begins on the first day of the grant year and are based on the Company’s achievement of certain performance targets. The performance stock units outstanding as of December 28, 2024 have $9.1 million intrinsic value. While the PSU amounts shown in the tables above reflect achievement at target, the number of PSUs ultimately vested will be based on a comparison of certified performance results to predefined performance criteria that include threshold, target and maximum attainment levels.
Associate Stock Purchase Plan
Under the ASPP, eligible associates receive a 10% discount from the market trading value of common stock of the Company at the time of purchase. Participants may contribute to the ASPP, not to exceed $25,000 under the ASPP in any calendar year. During fiscal year 2024, the amount of shares issued to eligible participants through the ASPP was not material.
8. Income taxes
The income tax provision (benefit) consists of:

In thousands	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2022
Current income tax:
Federal	$9,333	$8,278	$328
State	2,123	3,717	4,193
Deferred income tax:
Federal	(8,869)	(3,878)	11,079
State	(1,106)	(2,111)	(55)
Income tax provision (benefit) from continuing operations	1,481	6,006	15,545

Our income tax provision (benefit) differs from the amounts computed by multiplying earnings (loss) before income taxes by the statutory federal income tax rate as shown in the following table:

In thousands	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2022
Federal income tax provision at statutory rate	$(5,394)	$2,006	$10,984
State income tax provision, net of federal income tax	895	1,686	2,970
Increase (decrease) in deferred tax asset valuation allowance	(1,272)	2,238	477
Executive compensation limitation	994	354	1,218
Goodwill impairment	3,539	—	—
Stranded tax effect of matured interest rate swaps	—	—	—
Tax provision (benefit) of equity-based compensation deductions	1,240	1,133	(27)
Benefit of tax credits	(747)	(1,143)	(1,229)
Meals and entertainment	369	433	—
Other, net	1,857	(701)	1,152
Net income tax provision (benefit) from continuing operations	1,481	6,006	15,545
Effective income tax rate from continuing operations	(5.8)%	62.9%	29.7%
In August 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”) which, among other things, provides for a 15% corporate alternative minimum tax based on a prescribed measure of income as well as a 1% excise tax on stock repurchases made after December 31, 2022. Due to the mechanics of the 15% alternative minimum tax, the Company is not currently subject to it.
The sources of the differences between the financial accounting and tax bases of our assets and liabilities that give rise to the deferred tax assets and deferred tax liabilities and the tax effects of each are as follows:

In thousands	As of December 28, 2024	As of December 30, 2023
Deferred tax assets:
NOL carry-forwards	$8,017	$7,399
Credit carryforwards	274	267
Deferred revenue	5,999	5,984
Accrued expenses and reserves	13,811	13,344
Loss on equity and other investments	886	888
Stock-based compensation	6,191	6,050
Operating lease liabilities	120,990	119,916
Subtotal	156,168	153,848
Valuation allowances	(5,961)	(5,760)
Total net deferred tax assets	150,207	148,088
Deferred tax liabilities:
Depreciation of property and equipment	(57,150)	(61,118)
Amortization of intangible assets	(65,168)	(68,729)
Unrealized gains on hedging instruments	—	(1,407)
Right of use asset	(102,446)	(101,780)
Other	(3,352)	(2,938)
Total deferred tax liabilities	(228,116)	(235,972)
Net deferred tax liabilities	$(77,909)	$(87,884)

As of fiscal year end 2024, our consolidated VIEs had available U.S. federal NOL carry-forwards aggregating to $17.7 million that can be utilized to reduce future federal income taxes, all of which does not expire. We believe it is more likely than not that we will realize a tax benefit for these NOL’s in the future except for $11.7 million of NOL carry-forwards ($2.5 million tax effected) on certain consolidated VIEs where we recognized a full valuation allowance as of fiscal year end 2024. In addition, we have NOL carry-forwards in varying amounts and with varying expiration dates in various states in which we operate.
For the fiscal year end 2024, we carry various state tax credits totaling $0.3 million that are available to offset certain future taxes. These state credits carry a valuation allowance of $0.2 million for the portion that we do not expect to be able to utilize in future tax years.
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
As a result of our utilization of NOL carry-forwards to reduce or eliminate subsequent years’ tax obligations, our federal and a substantial number of our state income tax returns for fiscal years 2001 through 2024 remain open for examination by the tax authorities.
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

9. Revenue from Contracts with Customers
The majority of our annual revenues are recognized either at the point of sale or upon delivery and customer acceptance, paid for at the time of sale in cash, credit card, or on account with managed care payors having terms generally between 14 and 120 days, with most paying within 90 days. For sales of in-store non-prescription eyewear and related accessories, and paid eye exams, we recognize revenue at the point of sale. Our point in time revenues include 1) retail sales of prescription and non-prescription eyewear, contact lenses and related accessories to retail customers (including those covered by managed care), and 2) eye exams. Revenues recognized over time primarily include product protection plans (i.e. warranties) and eye care club memberships.
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
Other revenues
Revenues from our non-reportable segments are attributable to our dedicated e-commerce website and FirstSight operations. Our dedicated e-commerce website was previously managed by AC Lens and was transitioned to NVI. Our e-commerce website sells contact lenses and optical accessory products to retail customers, and recognizes revenue when products have been delivered to the customer. FirstSight issues individual vision plans in connection with our America’s Best operations in California.
Revenues Recognized Over Time
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
The following disaggregation of revenues depicts our revenues based on the timing of revenue recognition:

In thousands	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2022
Revenues recognized at a point in time	$1,696,735	$1,631,030	$1,517,739
Revenues recognized over time	126,585	125,341	126,936
Total net revenue	$1,823,320	$1,756,371	$1,644,675
Refer to Note 16. “Segment Reporting” for the Company’s disaggregation of net revenue by reportable segment/category and by product type. As our operating segments are aligned by similar economic factors, trends and customers, the reportable segment view best depicts how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors.
10. Leases
Information related to our leases is presented below:

In thousands		As of December 28, 2024	As of December 30, 2023
Type	Classification
	ASSETS
Finance	Property and equipment, net (a)	$8,258	$10,774
Operating	Right of use assets (b)	408,589	406,275
	Total leased assets	$416,847	$417,049
	LIABILITIES
	Current Liabilities:
Finance	Current maturities of long-term debt and finance lease obligations	$3,368	$2,980
Operating	Current operating lease obligations (c)	99,694	85,090
	Other noncurrent liabilities:
Finance	Long-term debt and finance lease obligations, less current portion and debt discount	9,465	13,087
Operating	Noncurrent operating lease obligations	366,335	376,814
	Total lease liabilities	$478,862	$477,971
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the net present value of minimum lease payments. We used the incremental borrowing rate on December 30, 2018 for operating leases that commenced prior to that date.

_________
(a) Finance lease assets are recorded net of accumulated amortization of $28.0 million and $25.4 million as of December 28, 2024 and December 30, 2023, respectively.
(b) TIA and deferred rent are treated as reductions of lease payments used to measure ROU assets in the accompanying Consolidated Balance Sheets as of December 28, 2024 and December 30, 2023.
(c) Current operating lease liabilities are measured net of TIA receivables of $4.6 million and $4.6 million as of December 28, 2024 and December 30, 2023, respectively.

In thousands	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2022
Operating lease cost
Fixed lease cost (a)	$103,547	$96,215	$87,755
Variable lease cost (b)	37,733	36,133	32,894
Sublease income(c)	(1,410)	(1,263)	(1,258)
Finance lease cost
Amortization of finance lease assets	2,370	3,061	4,145
Interest on finance lease liabilities	1,233	1,675	2,342
Net lease cost	$143,473	$135,821	$125,878
(a)Includes short-term leases, which are immaterial.
(b)Includes costs for insurance, real estate taxes and common area maintenance expenses, which are variable as well as lease costs above minimum thresholds for Fred Meyer stores and lease costs for Military stores.
(c)Income from sub-leasing of stores includes rental income from operating lease properties to independent optometrists.

Lease Term and Discount Rate	As of December 28, 2024	As of December 30, 2023
Weighted average remaining lease term (months)
Operating leases	71	73
Finance leases	48	58
Weighted average discount rate (a)
Operating leases	5.1%	4.7%
Finance leases (b)	10.4%	10.4%
(a)The discount rate used to determine the lease assets and lease liabilities was derived upon considering (i) incremental borrowing rates on our term loan and revolving credit facility; (ii) Term SOFR margins for issuers of similar credit rating; and (iii) effect of collateralization. As a majority of our leases are five-year and 10-year leases, we determined a lease discount rate for such tenors and determined this discount rate is reasonable for leases that were entered into during the period.
(b)The discount rate on finance leases is higher than operating leases because the present value of minimum lease payments was higher than the fair value of leased properties for certain leases entered into prior to adoption of ASC 842. The discount rate differential for those leases is not material to our results of operations.

In thousands	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2022
Other Information
Operating cash outflows - operating leases	$113,113	$103,562	$86,101
Right of use assets acquired under operating leases	$96,170	$111,792	$110,387
The following table summarizes the maturity of our lease liabilities as of December 28, 2024:

In thousands	Operating Leases (a)	Finance Leases (b)
Fiscal Year
2025	$111,847	$4,284
2026	104,225	4,252
2027	88,236	3,379
2028	67,407	1,973
2029	57,190	633
Thereafter	113,817	458
Total lease liabilities	542,722	14,979
Less: Interest	76,693	2,146
Present value of lease liabilities(c)	$466,029	$12,833
_________
(a) Operating lease payments include $24.0 million related to options to extend lease terms that are reasonably certain of being exercised.
(b) Finance lease payments include $1.1 million related to options to extend lease terms that are reasonably certain of being exercised.
(c) The present value of lease liabilities excludes $13.9 million of legally binding minimum lease payments for leases signed but not yet commenced.

11. Fair Value Measurement
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
We recognize as assets or liabilities at fair value the estimated amounts we would receive or pay upon a termination of interest rate derivatives prior to their scheduled expiration dates. The fair value is based on information that is model-driven and whose inputs were observable (Level 2 inputs) such as Term SOFR forward rates. See Note 14. “Interest Rate Derivatives” for further details.
Convertible Promissory Note
On December 17, 2024, the Company purchased $1.3 million principal amount of a convertible promissory note issued by a private company. The convertible promissory note is an investment that will convert to an equity stake in the private company upon a predetermined conversion event and is also convertible by us under certain circumstances. The Company elected the fair value option in accordance with accounting guidance for financial instruments to record the convertible promissory note. The fair value option allows an entity to account for the entire financial instrument at fair value with subsequent changes in fair value recognized in earnings through the consolidated statements of operations at each reporting date. The Company elected the fair value option to account for the convertible promissory note because the Company believes it reflects the fair value of the note receivable and embedded features. As of December 28, 2024, given the time from the execution of the note until the end of our fiscal year, we determined the fair value of the convertible promissory note approximated its carrying value of $1.3 million; this investment is included in Other assets on the Consolidated Balance Sheets. Refer to Note 1. “Business and Significant Accounting Policies” for information on equity investments in this entity.
Non-recurring fair value measurements
We recognized impairments of $39.9 million during fiscal year 2024, primarily related to our EGW goodwill asset, Fred Meyer contracts and relationships intangible asset and our long-lived tangible store assets and ROU assets. Comparatively, we recognized $2.7 million, and $5.5 million in fiscal years 2023 and 2022, respectively, primarily related to our long-lived tangible store assets and ROU assets. A decrease in the estimated cash flows would lead to a lower fair value measurement, as would an increase in the discount rate. These non-recurring fair value measurements are classified as Level 3 measurements in the fair value hierarchy.

Long-lived and Right of Use (“ROU”) Store Assets
Refer to Note 2. “Discontinued Operations” for more information on impairment charges related to the termination of the Walmart partnership. This section discusses fair value measurements unrelated to the termination of the Walmart partnership. We recognized impairments of $10.1 million, $2.7 million and $5.5 million in fiscal years 2024, 2023, and 2022, respectively, primarily related to our store assets. The cash flows used in estimating fair value were discounted using market rates from 8.5% to 11.5%. The estimated remaining fair value of the assets impaired during fiscal years 2024, and 2023, was $5.6 million, and $2.8 million, respectively; the estimated remaining fair values include amounts estimated at various dates during the related fiscal years. Substantially all of the remaining fair value of the impaired store assets in fiscal years 2024 and 2023 represents the fair value of ROU assets.
Finite-Lived Intangible Assets
Related to the impairment recognized for the Fred Meyer contracts and relationships intangible asset, we estimated fair value using the discounted cash flow method of the income approach. The cash flows included assumptions about future extensions of our relationship with Fred Meyer, as well as assumptions about future revenue growth and profitability, and were discounted using a rate of 9%. Refer to Note 1. “Business and Significant Accounting Policies” and Note 5. “Goodwill and Intangible Assets” for more details on the Fred Meyer contracts and relationships intangible asset.
Goodwill
We used the discounted cash flow method of the income approach in our analyses and considered projected cash flows with a discount rate of 10.5%. A decrease in the estimated cash flows would lead to a lower fair value measurement, as would an increase in the discount rate. This non-recurring fair value measurement is classified as Level 3 measurements in the fair value hierarchy. The impairment charge recognized during the year ended December 28, 2024 resulting from the annual impairment testing was $19.2 million related to the goodwill of Eyeglass World. The impairment charge is recognized in corporate and other and reflected in Asset impairment in the Consolidated Statements of Operations and Comprehensive (Loss) Income. Refer to Note 1. “Business and Significant Accounting Policies” and Note 5. “Goodwill and Intangible Assets” for more details on the impairment charge.
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
Term Loan A and Revolving Loans
Since the borrowings under the $254.2 million outstanding principal Term Loan A and $300.0 million aggregate principal Revolving Loans utilize variable interest rate setting mechanisms such as Term SOFR, the fair values of these borrowings are deemed to approximate the carrying values. We also considered the effect of our own credit risk on the fair values of our Term Loan A and Revolving Loans. Refer to Note 6. “Debt” for more information on these borrowings.
2025 Notes
The estimated fair value of the 2025 Notes was approximately $83.3 million and $303.3 million, as of December 28, 2024 and December 30, 2023, respectively. The estimated fair value of the 2025 Notes is based on the prices the 2025 Notes have traded in the market as well as overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates, and represents a Level 2 measurement. Refer to Note 6. “Debt” for more information on the 2025 Notes.

12. Deferred Revenue
The following depicts a roll-forward of deferred revenue:

	Fiscal Year 2024
In thousands	Product Protection Plans	Eye Care Clubs	Total
Beginning of the year	$36,419	$47,907	$84,326
Sold	72,135	54,713	126,848
Revenue recognized	(72,854)	(53,731)	(126,585)
End of year	$35,700	$48,889	$84,589

Current	$35,409	$27,098	$62,507
Noncurrent	291	21,791	22,082
	$35,700	$48,889	$84,589

	Fiscal Year 2023
In thousands	Product Protection Plans	Eye Care Clubs	Total
Beginning of the year	$35,119	$48,683	$83,802
Sold	73,369	52,496	125,865
Revenue recognized	(72,069)	(53,272)	(125,341)
End of year	$36,419	$47,907	$84,326

Current	$36,113	$26,754	$62,867
Noncurrent	306	21,153	21,459
	$36,419	$47,907	$84,326
Unsatisfied Performance Obligations (Contract Liabilities)

During fiscal years 2024 and 2023, we recognized $62.8 million and $62.1 million, respectively, of deferred revenues outstanding at the beginning of each respective period.

Deferred revenue recorded as of the end of fiscal year 2024 is expected to be reflected in future operating results as follows:

Fiscal Year	In thousands
2025	$62,507
2026	16,833
2027	5,249
$84,589

13. Commitments and Contingencies
Contractual Commitments
As of December 28, 2024, the Company had contractual commitments of approximately $146.2 million consisting of agreements for merchandise purchases, technology, and advertising.
Warranty Costs
The Company records an allowance for the estimated amount of future warranty costs when the related revenue is recognized, which is recorded in Other payables and accrued expenses on the accompanying Consolidated Balance Sheets. Expense associated with warranty costs is presented in Cost of services and plans in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income. Estimated future warranty costs are primarily based on historical experience of identified warranty claims. However, there can be no assurance that future warranty costs will not exceed historical amounts. The following details the activity in our product warranty liability accounts:

In thousands	Fiscal Year 2024	Fiscal Year 2023
Beginning of year balance	$2,463	$2,183
Accrued obligation	35,325	33,633
Claims paid	(35,223)	(33,353)
End of year balance	$2,565	$2,463
401(k) Plan
The Company sponsors a 401(k) plan into which associates may defer a portion of their wages. We match a portion of such deferred wages. The expense for the plan was $7.5 million, $7.2 million, and $5.8 million in fiscal years 2024, 2023, and 2022, respectively. Expense associated with our 401(k) plan is presented in SG&A in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
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
On January 27, 2023, a purported class action complaint was filed in federal court in the Northern District of Georgia against the Company and two of the Company’s officers (the “Securities Class Action”). The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 for materially false and misleading statements made between May 2021 and May 2022. The complaint seeks unspecified damages as well as equitable relief. On March 28, 2023, the original plaintiff, City of Southfield General Employees Retirement System, and a new plaintiff, International Union of Operating Engineers, Local No. 793, Members Pension Benefit Trust of Ontario, filed a lead plaintiff motion, seeking to be appointed co-lead plaintiffs. On April 3, 2023, the Company along with its named officers filed a motion to dismiss the complaint. On May 19, 2023, the court granted the lead plaintiff motion. On June 30, 2023, the plaintiffs filed an amended complaint, which added a claim under Section 20A of the Exchange Act and extended the alleged class period to February 28, 2023. On August 21, 2023, the Company filed a motion to dismiss the amended complaint. The plaintiffs filed their response in opposition to this motion on October 5, 2023. On March 30, 2024, the court granted the Company’s motion and dismissed the amended complaint with prejudice. On April 29, 2024, the plaintiffs filed a motion for reconsideration of the order granting the motion to dismiss. The Company and named officers filed a response in opposition to the plaintiffs’ motion for reconsideration on May 13, 2024, and the plaintiffs then filed a reply in support of their motion on May 28, 2024. The Company disputes the allegations asserted by plaintiffs and will continue to defend the litigation vigorously.
On May 23, 2024, a stockholder derivative complaint was filed by a stockholder in the Delaware Court of Chancery, purportedly on behalf of the Company (the “Derivative Action”). The Derivative Action is based on the same alleged facts and circumstances as the Securities Class Action and names certain of the Company’s officers, including our Chief Executive Officer and Chief Operating Officer, and the Company’s directors who were members of the Company’s Board of Directors during the relevant time period as defendants. The Derivative Action alleges claims for breach of fiduciary duty, unjust enrichment, and violations of the Exchange Act and seeks to recover damages on behalf of the Company. On July 24, 2024, the Company along with the named defendants, filed a motion to dismiss the complaint. On September 9, 2024, the plaintiff filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on October 31, 2024. The plaintiff filed an opposition to the motion to dismiss on December 16, 2024, and the defendants filed a reply brief on January 15, 2025. The defendants dispute the allegations made by the plaintiff and intend to vigorously defend the litigation.

14. Interest Rate Derivatives
We were party to an interest rate collar to offset the variability of cash flows in Term SOFR-indexed debt interest payments. During the second quarter of 2023, we amended the reference rate of the collar from LIBOR to Term SOFR. The interest rate collar matured on July 18, 2024.
We recognized (gains) losses on the change in fair value of the interest rate collar of $(0.5) million, $(2.3) million, and $(18.0) million in Interest expense, net during fiscal years 2024, 2023, and 2022, respectively.
Cash flows related to derivatives qualifying as hedges are included in the same section of the Consolidated Statements of Cash Flows as the underlying assets and liabilities being hedged. Cash flows during fiscal years 2024, 2023 and 2022 related to derivatives not qualifying as hedges were included in the operating section of the Consolidated Statements of Cash Flows and were immaterial.

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
Diluted EPS related to the 2025 Notes is calculated using the if-converted method; the number of dilutive shares is based on the initial conversion rate associated with the 2025 Notes. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations is as follows:

In thousands, except EPS	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2022
Numerator
Income (loss) from continuing operations, net of tax	$(27,165)	$3,546	$36,759
Income (loss) from discontinued operations, net of tax	(1,334)	(69,447)	5,363
Net income (loss)	$(28,499)	$(65,901)	$42,122

Denominator
Weighted average shares outstanding, Basic	78,592	78,313	79,831
Effect of dilutive securities:
Stock options	—	92	190
Restricted Stock	—	191	277
Weighted average shares outstanding, Diluted	78,592	78,596	80,298

Basic earnings (loss) per share
Continuing operations	$(0.35)	$0.05	$0.46
Discontinued operations	$(0.02)	$(0.89)	$0.07
Total	$(0.36)	$(0.84)	$0.53

Diluted earnings (loss) per share
Continuing operations	$(0.35)	$0.05	$0.46
Discontinued operations	$(0.02)	$(0.88)	$0.07
Total	$(0.36)	$(0.84)	$0.52
Anti-dilutive securities excluded from diluted weighted average common shares	8,771	12,513	13,282
Some of the EPS totals in the table above may not foot due to rounding differences

16. Segment Reporting
The Company’s operating segments were determined on the same basis as used by the Chief Operating Decision Maker (“CODM”) to evaluate performance internally. Our CODM is our chief executive officer. Our operations consist primarily of one reportable segment:
•Owned & Host store brands - Our owned brands consist of our America’s Best and Eyeglass World operating segments. In America’s Best stores, vision care services are provided by optometrists employed either by us or by independent professional corporations. Eyeglass World locations offer eye exams, primarily provided by independent optometrists, and have on-site laboratories. Our Host operating segments consist of Military and Fred Meyer. These brands provide eye exams principally by independent optometrists in nearly all locations. We have aggregated our America’s Best, Eyeglass World, Military and Fred Meyer operating segments into a single reportable segment due to similar economic characteristics and similarity of the nature of products and services, production processes, class of customers, regulatory environment and distribution methods of those brands.

In addition to the single reportable segment identified above, we have two other operating segments: our dedicated e-commerce website and FirstSight. Our dedicated e-commerce website was previously managed by AC Lens and was transitioned to NVI in fiscal year 2024; the continuing operations for all periods presented reflect the results of this website. FirstSight sells single-service health plans in connection with the operations of America’s Best operations in California. The results of these two segments are presented separately from our reportable segment and do not meet the quantitative thresholds to be reportable segments.
The “corporate and other” category represents corporate overhead support expenses as well certain non-cash charges, including asset impairment, stock-based compensation expense, and the impact of certain events, gains, or losses excluded from the assessment of segment performance.
Other adjustments to reportable segment results represent adjustments necessary for the presentation of consolidated financial results in accordance with U.S. GAAP, specifically effects of the change in unearned and deferred revenue during the period.
Our former Legacy reportable segment and the majority of our former AC Lens operations as well as related effects of unearned and deferred revenue are classified as discontinued operations. Refer to Note 2. “Discontinued Operations” for information related to our discontinued operations.
The operating segments identified above are the business activities of the Company for which discrete financial information is available and for which operating results are regularly provided to, and reviewed by, our CODM to allocate resources and assess performance. The Company considers each of our brands to be an operating segment and has further concluded that presenting the results of our reportable segment provides meaningful information consistent with the objectives of ASC 280, Segment Reporting.
The CODM uses segment EBITDA, calculated as net revenue, less costs applicable to revenue, less SG&A expenses, to evaluate the performance, and make decisions about the allocation of resources to segments predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly and quarterly basis when making decisions about the allocation of resources to each segment. Consistent with what the CODM reviews, depreciation and amortization and interest expense(income), net are excluded from segment EBITDA.
There are no differences between the measurement of our reportable segment’s assets and consolidated assets. There have been no changes from prior periods in the measurement methods used to determine reportable segment profit or loss, and there have been no asymmetrical allocations to segments.
Reportable segment information is presented on the same basis as our consolidated financial statements, except for net revenue and associated costs applicable to revenue, which are presented on a cash basis, including point of sales for managed care payors and excluding the effects of unearned and deferred revenue, consistent with what the CODM regularly reviews. Asset information is not included in the following summary since the CODM does not regularly review such information for the reportable segment.
The following table is a summary of certain financial data for our Owned & Host reportable segment, and other categories, and includes a reconciliation to the Company’s consolidated earnings (loss) from continuing operations before income taxes.

	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2022
In thousands
Owned & Host revenue:
Net product sales	$1,433,777	$1,396,355	$1,317,673
Net sales of services and plans	360,470	333,693	299,695
Total Owned & Host revenue	1,794,247	1,730,048	1,617,368
Less:
Owned & Host costs applicable to revenue (exclusive of depreciation and amortization)
Cost of products	410,527	401,385	380,717
Cost of services and plans	330,801	310,643	265,598
Owned & Host SG&A	708,623	670,337	629,421
Owned & Host segment EBITDA	344,296	347,683	341,632
Other segments EBITDA	(2,042)	(899)	(79)
Corporate and other	(261,454)	(227,847)	(196,589)
Effects of unearned and deferred revenue	1,049	(5,172)	(3,508)
Depreciation and amortization	(91,349)	(89,874)	(88,690)
Interest expense, net	(16,184)	(14,339)	(462)
Earnings (loss) from continuing operations before income taxes	$(25,684)	$9,552	$52,304

The following table presents a reconciliation of revenue:

In thousands	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2022
Revenue
Owned & Host	$1,794,247	1,730,048	$1,617,368
Other segments revenue	27,621	33,139	33,307
Effects of unearned and deferred revenue	1,452	(6,816)	(6,000)
Total consolidated revenue	$1,823,320	$1,756,371	$1,644,675

Entity-wide Information
The following table presents our consolidated net revenue information:

In thousands	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2022
Net product sales
Eyeglasses and sunglasses	$1,145,725	$1,115,000	$1,046,203
Contact lenses	307,314	301,268	288,660
Accessories and other	10,100	6,961	5,439
Total net product revenues	1,463,139	1,423,229	1,340,302
Net sales of services and plans
Exams	233,621	207,833	177,476
Product protection plans	72,854	72,069	75,119
Eyecare clubs	53,706	53,240	51,778
Total net sales of services and plans revenues	360,181	333,142	304,373
Total net revenue	$1,823,320	$1,756,371	$1,644,675

17. Accumulated Other Comprehensive Loss
Changes in the fair value of the Company’s cash flow hedge derivative instruments from their inception are recorded in AOCL if the instruments are deemed to be highly effective as cash flow hedges. The following table presents the changes in AOCL, net of tax:

In thousands	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2022
Cash flow hedging activity
Balance at beginning of fiscal year	$(419)	$(1,179)	$(1,940)
Amount reclassified from AOCL	548	1,019	1,020
Tax effect of amount reclassified from AOCL	(129)	(259)	(259)
Net current period other comprehensive income (loss), net of tax	419	760	761
Balance at end of fiscal year	$—	$(419)	$(1,179)
See Note 14. “Interest Rate Derivatives” for a description of the Company’s use of cash flow hedging derivatives.

18. Quarterly Financial Information (Unaudited)

The unaudited quarterly financial information reflects all normal and recurring accruals and adjustments necessary for a fair presentation of net income for interim periods. Quarterly results are not necessarily indicative of a full year’s operations because of various factors. The following tables present unaudited quarterly financial information:

	Fiscal Year 2024
In thousands, except EPS	Fourth Quarter Ended December 28, 2024	Third Quarter Ended September 28, 2024	Second Quarter Ended June 29, 2024	First Quarter Ended March 30, 2024
Total net revenue	$437,278	$451,515	$451,733	$482,794
Total costs applicable to revenue	185,001	189,929	193,580	195,546
Income (loss) from operations	(25,571)	(8,821)	591	23,442
Income (loss) from continuing operations, net of tax	(29,437)	(8,440)	(1,041)	11,753
Income (loss) from discontinued operations, net of tax	846	(28)	(2,084)	(68)
Net income (loss)	$(28,591)	$(8,468)	$(3,125)	$11,685
Weighted average shares outstanding, Basic	78,754	78,655	78,575	78,384
Weighted average shares outstanding, Diluted	78,754	78,655	78,575	78,826
Basic Earnings (loss) per share:
Continuing operations	$(0.37)	$(0.11)	$(0.01)	$0.15
Discontinued operations	$0.01	$(0.00)	$(0.03)	$(0.00)
Total	$(0.36)	$(0.11)	$(0.04)	$0.15
Diluted Earnings (loss) per share:
Continuing operations	$(0.37)	$(0.11)	$(0.01)	$0.15
Discontinued operations	$0.01	$(0.00)	$(0.03)	$(0.00)
Total	$(0.36)	$(0.11)	$(0.04)	$0.15

	Fiscal Year 2023
In thousands, except EPS	Fourth Quarter Ended December 30, 2023	Third Quarter Ended September 30, 2023	Second Quarter Ended July 1, 2023	First Quarter Ended April 1, 2023
Total net revenue	$420,953	$438,820	$431,786	$464,812
Total costs applicable to revenue	184,377	183,829	180,322	186,127
Income (loss) from operations	(12,418)	3,547	5,561	27,800
Income (loss) from continuing operations, net of tax	(14,739)	(366)	3,637	15,014
Income (loss) from discontinued operations, net of tax	(1,248)	(73,432)	1,977	3,256
Net income (loss)	$(15,987)	$(73,798)	$5,614	$18,270
Weighted average shares outstanding, Basic	78,269	78,163	78,101	78,721
Weighted average shares outstanding, Diluted	78,269	78,163	78,343	92,136
Basic Earnings (loss) per share:
Continuing operations	$(0.19)	$(0.00)	$0.05	$0.19
Discontinued operations	$(0.02)	$(0.94)	$0.03	$0.04
Total	$(0.20)	$(0.94)	0.07	$0.23
Diluted Earnings (loss) per share:
Continuing operations	$(0.19)	$(0.00)	$0.05	$0.16
Discontinued operations	$(0.02)	$(0.94)	$0.03	$0.04
Total	$(0.20)	$(0.94)	$0.07	$0.20

19. Subsequent Event
Subsequent to year-end we have initiated a plan to identify additional cost savings that include headcount reductions, the costs for which are expected to amount to approximately $1 million and which we expect will be recorded in the first quarter of 2025.

Schedule I - Condensed Financial Information of Registrant
National Vision Holdings, Inc. and Subsidiaries (Parent Company Only)
Condensed Balance Sheets
In Thousands, Except Par Value

	As of December 28, 2024	As of December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$974	$233
Prepaid expenses and other current assets	—	—
Total current assets	974	233

Deferred income taxes, net	11,618	10,245
Investment in subsidiary	970,199	1,201,291
Total noncurrent assets	981,817	1,211,536
Total assets	$982,791	$1,211,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other payables and accrued expenses	$249	$1,130
Current maturities of long-term debt	84,774	—

Long-term debt, less current portion and debt discount	—	300,000
Noncurrent liabilities:
Other liabilities	81,435	81,221
Total other noncurrent liabilities	81,435	81,221

Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 85,444 and 84,831 shares issued as of December 28, 2024 and December 30, 2023, respectively; 78,775 and 78,311 shares outstanding as of December 28, 2024 and December 30, 2023, respectively	854	848
Additional paid-in capital	807,048	788,967
Accumulated other comprehensive loss	—	(419)
Retained earnings	226,117	254,616
Treasury stock, at cost; 6,669 and 6,520 shares as of December 28, 2024 and December 30, 2023, respectively	(217,686)	(214,594)
Total stockholders’ equity	816,333	829,418
Total liabilities and stockholders’ equity	$982,791	$1,211,769

The accompanying notes are an integral part of these condensed financial statements.

Schedule I - Condensed Financial Information of Registrant
National Vision Holdings, Inc. And Subsidiaries (Parent Company Only)
Condensed Statements of Operations and Comprehensive (Loss) Income
In Thousands

	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2022
Total net revenue	$—	$—	—
Total costs applicable to revenue	—	—	—
Total operating expenses	256	214	266
Interest expense, net	6,639	12,040	12,345
(Gain) loss on extinguishment of debt	(859)	599	—
Earnings (loss) before income taxes	(6,036)	(12,853)	(12,611)
Income tax provision (benefit)	(1,373)	(2,401)	(2,869)
Earnings (loss) before equity in net income of subsidiaries	(4,663)	(10,452)	(9,742)
Net income (loss) of subsidiaries	(23,836)	(55,449)	51,864
Net income (loss)	$(28,499)	$(65,901)	$42,122

Comprehensive income (loss):
Net income (loss)	$(28,499)	$(65,901)	$42,122
Unrealized gain on hedge instruments	548	1,019	1,020
Tax provision of unrealized gain on hedge instruments	129	259	259
Comprehensive income (loss)	$(28,080)	$(65,141)	$42,883

The accompanying notes are an integral part of these condensed financial statements.

Schedule I - Condensed Financial Information of Registrant
National Vision Holdings, Inc. and Subsidiaries (Parent Company Only)
Condensed Statements of Cash Flows
In Thousands

	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2022
Cash flows from operating activities
Net cash provided by (used for) operating activities	$(6,082)	$(6,780)	$(9,744)
Cash flows from investing activities
Dividend from (investment in) subsidiary	224,245	132,443	89,550
Net cash provided by (used for) investing activities	224,245	132,443	89,550
Cash flows from financing activities
Repayments on long-term debt	(215,000)	(99,250)	(4)
Borrowings on long-term debt, net of discounts	—	—	—
Proceeds from issuance of common stock	1,507	1,837	3,744
Purchase of treasury stock	(3,092)	(28,415)	(84,388)
Payments of debt issuance costs	(837)	(443)	—
Net cash provided by (used for) financing activities	(217,422)	(126,271)	(80,648)
Net change in cash and cash equivalents	741	(608)	(842)
Cash and cash equivalents, beginning of year	233	841	1,683
Cash and cash equivalents, end of year	$974	$233	$841

The accompanying notes are an integral part of these condensed financial statements.

Schedule I - Condensed Financial Information of Registrant
National Vision Holdings, Inc. and Subsidiaries (Parent Company Only)
Notes to Condensed Financial Statements
1. Basis of Presentation
National Vision Holdings, Inc. (“NVHI,” or the “Company”) conducts substantially all of its activities through its indirect wholly owned subsidiary, National Vision, Inc. (“NVI”) and its subsidiaries. NVHI was incorporated in Delaware on February 14, 2014 under the name Nautilus Parent, Inc. There were no financial transactions between the inception date and March 13, 2014, the date the majority ownership of NVI was transferred from private equity funds managed by Berkshire Partners LLC (“Berkshire”) to affiliates of Kohlberg Kravis Roberts & Co. L.P (“KKR”). In October 2017, we completed the initial public offering of our common stock. By August 2019, each of KKR and Berkshire had sold their remaining holdings of our common stock. In the parent-company-only financial statements, NVHI’s investment in subsidiaries is stated at cost, plus equity in undistributed earnings of subsidiaries since the date of acquisition, less dividends. The parent-company-only financial statements should be read in conjunction with the NVHI consolidated financial statements.
In May 2020, the Company issued $402.5 million principal amount of 2.50% convertible senior notes due 2025. The 2025 Notes pay interest semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2020, at an annual rate of 2.50% and are convertible into cash, shares of common stock or a combination of cash and shares of common stock, at our election, based on the applicable conversion rate at such time. NVHI contributed the proceeds from the 2025 Notes to NVI as additional investments during the fiscal year 2020. See Note 6. “Debt” to the NVHI consolidated financial statements for details of the 2025 Notes, including information on the repurchases of $217.7 million and $100.0 million of aggregate principal amount of our 2025 Notes in August 2024 and November 2023, respectively.
2. Guarantees and Restrictions
As of December 28, 2024, NVI had $254.2 million of principal amount of long-term debt outstanding under its Term Loan A and no outstanding cash borrowings under its $300.0 million Revolving Loans, which includes $6.4 million in outstanding letters of credit.
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
In accordance with Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 28, 2024. Based on that evaluation, the CEO and the CFO have concluded that, as of December 28, 2024, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic filings with the U.S. Securities and Exchange Commission (“SEC”) is made known to them in a timely manner.
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
Management, with the participation of our CEO and CFO, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2024 in accordance with the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 28, 2024. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, as auditors of our consolidated financial statements as of and for the year ended December 28, 2024, has issued their attestation report on management’s internal control over financial reporting which is set forth below.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of National Vision Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of National Vision Holdings, Inc. and subsidiaries (the “Company”) as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 28, 2024, of the Company and our report dated February 25, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 25, 2025

Item 9B. Other Information
On February 24, 2025, the Board appointed Christopher Laden to fill the role of Chief Financial Officer, effective on March 31, 2025. Mr. Laden will also serve as the Company’s principal accounting officer.
On February 24, 2025, the Board also appointed Patrick Moore to serve as Interim Chief Financial Officer and interim principal accounting officer effective immediately following the previously announced termination of employment of Melissa Rasmussen, the Company’s current Chief Financial Officer and principal accounting officer, on March 3, 2025, until Mr. Laden assumes the role of Chief Financial Officer and principal accounting officer.
Mr. Laden, 38, most recently served as Chief Financial Officer of Community Veterinary Partners, one of the largest consolidators of veterinary hospitals in the U.S., from October 2022 to February 2025. Prior to that, he served as Chief Financial Officer of Women’s Care, one of the largest OB/GYN practices in the U.S., from November 2021 until October 2022. From November 2020 until July 2021, Mr. Laden served as Chief Financial Officer of MD Now Medical Centers, one of the largest urgent care chains in Florida. From April 2016 until October 2020, Mr. Laden served in several key financial leadership roles at Luxottica – Pearle Vision, including Head of Finance. From January 2008 until March 2016, Mr. Laden served in multiple financial roles at General Electric – Aviation. Mr. Laden holds a Bachelor of Science in Business Administration from the Warrington College of Business at the University of Florida.
In connection with his appointment, Mr. Laden will receive an annual base salary of $500,000, subject to periodic review and adjustment, and a signing bonus of $200,000. He will be eligible for an annual short term incentive award, with the target of 65% of base compensation, according to the terms and conditions approved by the Company’s Compensation Committee. On March 31, 2025, he will also receive Restricted Stock Units (“RSUs”) with a targeted grant value of $1,000,000 as of such date. The RSUs will vest in annual installments over three years, conditioned upon his continuing service. Mr. Laden will be eligible to receive additional equity awards in the future under the Company’s long-term incentive program. In addition, the Company will provide a relocation package to Mr. Laden and will pay his COBRA costs until he is eligible for Company benefits. Mr. Laden will be a Level II Participant in the Company’s Executive Severance Plan, the terms of which have been previously disclosed in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 25, 2024, which description is incorporated herein by reference.
Mr. Moore, 61, previously served as the Company’s Chief Operating Officer from January 2023 until August 2024. Mr. Moore has served as a special advisor to the Company since his retirement as Chief Operating Officer in 2024. Prior to that, he served as Chief Operating and Chief Financial Officer of the Company from August 2022 until December 2022 and as Senior Vice President, Chief Financial Officer of the Company from February 2015 until August 2022. Mr. Moore joined the Company as Senior Vice President, Chief Financial Officer in September 2014. Prior to joining the Company, Mr. Moore served in both divisional and group chief financial officer roles for Fiserv, Inc., First Data Corporation, Fluor Corporation and BellSouth Corporation (now AT&T). Mr. Moore began his career with BellSouth Corporation, serving in roles involving engineering, operations, finance, strategy, investor relations and merger integration. Mr. Moore holds a B.A. degree in Mechanical Engineering, as well as an MBA degree from the University of Alabama. Mr. Moore also attended the Stanford Executive program in 2002.
Mr. Moore will receive a monthly stipend of $50,000 as compensation for his services as Interim Chief Financial Officer, to be paid for the period starting on the effective date of his appointment and ending on the start date for the permanent Chief Financial Officer or Mr. Moore’s earlier departure from the role of Interim Financial Officer, with a pro rata payment for any partial months.
There are no arrangements or understandings between either of Mr. Moore or Mr. Laden, respectively, and any other person pursuant to which Mr. Moore was appointed to serve as Interim Chief Financial Officer of the Company or Mr. Laden was appointed to serve as Chief Financial Officer of the Company. There are no family relationships between either Mr. Moore or Mr. Laden and any of the Company’s directors or executive officers.
Neither of Mr. Moore nor Mr. Laden have any direct or indirect material interest in any existing or currently proposed transaction that would require disclosure under Item 404(a) of Regulation S-K.
As previously disclosed on January 16, 2025, the Company announced that Ms. Rasmussen will be leaving the Company to pursue another opportunity. After concluding the previously disclosed negotiations concerning her departure, the Company and Ms. Rasmussen have entered into a transition and separation agreement under which Ms. Rasmussen will remain with the Company through close of business on March 3, 2025, or such other date as the parties may mutually agree; to continue to carry out the duties and responsibilities of such role during such time, including participating in the Company’s earnings calls and assisting in the preparation and filing of the Company’s annual report for the 2024 fiscal year; to actively transfer her duties and responsibilities to such persons as the Company may designate, including to her successor; and to provide such additional assistance as may be requested by the Company’s Chief Executive Officer or Board of Directors. At the end of the transition period, Ms. Rasmussen’s employment with the Company will be terminated, and Ms. Rasmussen will receive the associated severance and termination benefits under the Company’s Executive Severance Plan, the terms of which have been previously disclosed in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 25, 2024, which description is incorporated herein by reference. A copy of the transition and separation agreement will be filed with the Company’s next quarterly report on Form 10-Q.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers of the Company
The following table sets forth the names, ages and positions of our executive officers as of February 26, 2025.

Name	Age	Position
L. Reade Fahs	64	Chief Executive Officer and Director
Alex Wilkes	46	President
Melissa Rasmussen	48	Senior Vice President, Chief Financial Officer
Ravi Acharya	50	Senior Vice President, Chief Technology Officer
Mark Banner	50	Senior Vice President, President of America’s Best
Jared Brandman	48	Senior Vice President, Chief Legal and Strategy Officer and Secretary
Bill Clark	50	Senior Vice President, Chief People Officer
Megan Molony	58	Senior Vice President, Chief Merchandising and Managed Care Officer
Priti Patel	48	Senior Vice President, General Manager of Eyeglass World, Fred Meyer and Military
Joe VanDette	46	Senior Vice President, Chief Brand and Marketing Officer
L. Reade Fahs has served as our Chief Executive Officer since January 2003, having joined National Vision in April 2002 as the President and Chief Operating Officer, and was appointed the Chief Executive Officer of National Vision Holdings, Inc. in March 2014. Prior to joining National Vision, Mr. Fahs served as the Chief Executive Officer of First Tuesday and was Managing Director of Vision Express U.K. Previously, Mr. Fahs worked at LensCrafters, which he joined in 1986 for a decade of their most rapid growth. Mr. Fahs serves on the board of directors of VisionSpring and is also a long-term Board member of RestoringVision. In addition, Mr. Fahs serves on the boards of Pennsylvania College of Optometry at Salus University, PetVet Care Centers, The Atlanta Committee for Progress and Atlanta’s Alliance Theatre. Mr. Fahs holds a B.A. degree in English Literature from Harvard College.
Alex Wilkes has served as our President since August 2024. Previously, Mr. Wilkes served as President, Americas at CooperVision, a global leader in contact lenses. Prior to this, he spent more than a decade at EssilorLuxottica, a leading global eyewear company, most recently as Senior Vice President and General Manager of Pearle Vision, where he spearheaded the expansion of one of the largest franchises in the vision care industry, and as Vice President of Vision Care for LensCrafters. Mr. Wilkes’ early career as a management consultant included roles with Accenture and Deloitte. Mr. Wilkes holds a B.A. in Economics from the University of Iowa.
Melissa Rasmussen has served as our Senior Vice President, Chief Financial Officer since January 2023. Prior to that, she was our Senior Vice President, Finance and Accounting from August 2022 until December 2022. She served as our Senior Vice President, Chief Accounting Officer of National Vision Holdings, Inc. from July 2019 until August 2022. Ms. Rasmussen joined National Vision after spending 21 years at Lexmark International, Inc., where she was most recently Vice President and Corporate Controller from November 2016 to July 2019. From February 2012 to November 2016, Ms. Rasmussen served as Director of SEC Reporting and Corporate Consolidation for Lexmark. Prior to that, she held numerous finance and accounting leadership roles, including North America Controller and Global Consolidation Manager. Ms. Rasmussen holds a B.S. degree in Accounting from the University of Kentucky and is a certified public accountant.

Ravi Acharya has served as our Senior Vice President, Chief Technology Officer since March 2020. Previously, from June 2015 until March 2019, Mr. Acharya served as the Divisional CIO and Vice President of eCommerce for Medtronic’s global Diabetes business unit and led direct-to-consumer and e-commerce technology-driven solutions across multiple industries at companies including Equifax, Sears and Capgemini. Mr. Acharya earned an MBA from the Kellogg School of Management at Northwestern University and a B.S. in Electrical Engineering from the Illinois Institute of Technology.
Mark Banner has served as Senior Vice President, President of America's Best since January 24, 2025, and previously served as our Chief Stores Officer since July 2024. Prior to joining National Vision, Mr. Banner served as the Senior Vice President, Retail and Real Estate, of Sleep Number Corporation, where he led all sales, stores, operations, promotions & credit, digitally assisted retail, real estate and maintenance teams, and as Vice President of Strategic Integration at Signet Jewelers, in addition to various operations and managerial roles during his 18 years with Signet and its subsidiary, Sterling Jewelers. He holds a bachelor's degree in organizational studies from Saint Louis University and an M.B.A. from the Sloan School of Management at Massachusetts Institute of Technology.
Jared Brandman has served as our Senior Vice President, Chief Legal and Strategy Officer, and Secretary, since January 24, 2025, having previously served as our Senior Vice President, General Counsel and Secretary since February 2019. Mr. Brandman joined National Vision in 2017 as Vice President, Assistant General Counsel and Assistant Secretary. Prior to joining the Company, Mr. Brandman was Securities Counsel for The Coca-Cola Company from 2010 to 2017. Mr. Brandman holds a B.A. degree in organizational studies from the University of Michigan and a J.D. degree from Emory University School of Law.
Bill Clark has served as our Senior Vice President, Chief People Officer since June 2019. Prior to joining National Vision, he served as Senior Vice President, Human Resources at Five Below, Inc. from October 2014 until May 2019. Prior to Five Below, Mr. Clark served as Vice President of Retail HR at Dollar General Corporation from April 2012 until October 2014 and spent 10 years in key executive leadership roles at Walmart and Sam’s Club, including as Vice President of Field Human Resources, Vice President of Talent Management and Vice President of HR Administration and Strategy. Mr. Clark holds both a B.S. degree in Biology and a Master of Science degree in College Teaching from Northeastern State University in Oklahoma.
Megan Molony has served as our Senior Vice President, Chief Merchandising and Managed Care Officer since 2022. Ms. Molony joined National Vision in 2017, previously serving as Senior Vice President, Merchandising and Managed Care from 2020 to 2022, Senior Vice President, Merchandising from 2018 to 2020, and Vice President, Merchandising from 2017 to 2018. Prior to joining National Vision, Ms. Molony served in several key leadership roles with some of the largest global optical companies, including both Luxottica and Essilor, overseeing multiple functions including Merchandising, Product Development, Customer Experience, Strategic Planning, Pricing Strategy, Operations and Innovation pipeline and portfolio management. Ms. Molony holds a Bachelor of Science degree from Purdue University.
Priti Patel, O.D. has served as our Senior Vice President, General Manager of Eyeglass World, Fred Meyer and Military Stores, since January 24, 2025. Dr. Patel previously served as our Senior Vice President, Chief Medical Officer from June 2024 to January 2025; Senior Vice President, Healthcare Strategy and Development from February 2024 to June 2024; and Vice President of Physician Practice Management from March 2018 to June 2024. Dr. Patel also serves as President and CEO of our wholly-owned subsidiary, FirstSight Vision Services. Prior to joining National Vision, Dr. Patel was responsible for leading Walmart’s U.S. professional affairs and business relationships with over 3,000 optometrists. Dr. Patel holds a Bachelor of Science degree in Biology and Chemistry from the University of Alabama and a Doctor of Optometry degree from Nova Southeastern College of Optometry. Her residency was in Primary Care and Ocular Disease from Salus University.
Joe VanDette has served as our Senior Vice President, Chief Brand and Marketing Officer since January 24, 2025, having joined National Vision in April 2022 as our Senior Vice President, Chief Marketing Officer. Previously, Mr. VanDette served as Chief Marketing & Digital Officer for Smart & Final in Commerce, California from May 2018 until March 2022. Prior to that, he served as Vice President of CRM, Analytics and Digital for Smart & Final from September 2014 until May 2018. From February 2005 until September 2014, he served in various management roles for Toys “R” Us in Wayne, New Jersey. Mr. VanDette holds a Bachelor of Science in Management Science & Information Systems from Pennsylvania State University.
Insider Trading Policy
The information required by Item 408(b) of Regulation S-K will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference. We have adopted the National Vision Holdings, Inc. Securities Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers, employees or us, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and the Nasdaq listing standards. The foregoing summary of the Securities Holding and Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Securities Trading Policy attached to this Annual Report as Exhibit 19.1 and incorporated herein by reference.
Other
The additional information required by this item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as a part of this report:

(1) Consolidated financial statements

For the following consolidated financial information included herein, see Part II. Item 8.on Page 67

Page
Consolidated Balance Sheets as of December 28, 2024 and December 30, 2023	70
Consolidated Statements of Operations and Comprehensive (loss) income for the Fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022	71
Consolidated Statements of Stockholders’ Equity for the Fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022	72
Consolidated Statements of Cash Flows for the Fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022	73
Notes to Consolidated Financial Statements	74
Schedule I – Condensed Financial Information of Registrant	108

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
10.1
Second Joinder and Restatement Agreement, dated as of June 13, 2023, including as Exhibit A thereto, to the Second Amended and Restated Credit Agreement, by and among Nautilus Acquisition Holdings, Inc., National Vision, Inc., certain subsidiaries of National Vision, Inc., as guarantors, Bank of America, N.A., as Administrative Agent and the Collateral Agent, and the lenders from time to time party thereto - incorporated therein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2023

10.2
Joinder Agreement, dated as of August 9, 2024, among Nautilus Acquisition Holdings, Inc., National Vision, Inc., the other credit parties party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent- incorporated therein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2024

10.3	First Lien Guarantee, dated as of March 13, 2014, by the guarantors party thereto - incorporated herein by reference to Exhibit 10.6 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.4	First Lien Security Agreement, dated as of March 13, 2014, among Nautilus Acquisition Holdings, Inc., Nautilus Merger Sub, Inc., Vision Holdings Corp., National Vision, Inc., subsidiary grantors party thereto, Goldman Sachs Bank USA, as collateral agent - incorporated herein by reference to Exhibit 10.7 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.5	First Lien Pledge Agreement, dated as of March 13, 2014, among Nautilus Acquisition Holdings, Inc., Nautilus Merger Sub, Inc., Vision Holdings Corp., National Vision, Inc. subsidiary pledgors party thereto, Goldman Sachs Bank USA, as collateral agent - incorporated herein by reference to Exhibit 10.8 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.6†	National Vision Holdings, Inc. Amended and Restated 2017 Omnibus Incentive Plan - incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2024
10.7†	Form of Stock Option Agreement under the 2017 Omnibus Incentive Plan, as adopted February 2019 - incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2019
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

10.10†	Form of Restricted Stock Unit Agreement under the 2017 Omnibus Incentive Plan, as adopted April 10, 2022 - incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2022
10.11†	Form of Restricted Stock Unit Agreement under the 2017 Omnibus Incentive Plan, as adopted February 24, 2022 – incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 10, 2022
10.12†	Form of Performance Stock Unit Agreement under the 2017 Omnibus Incentive Plan, as adopted February 24, 2022 – incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 10, 2022
10.13†	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2017 Omnibus Incentive Plan, as adopted June 15, 2022 – incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022
10.14†
Form of Restricted Stock Unit Agreement under the 2017 Omnibus Incentive Plan, as adopted February 12, 2024 – incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2024

10.15†
Form of Performance Stock Unit Agreement under the 2017 Omnibus Incentive Plan, as adopted February 12, 2024– incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2024

10.16†	Option Agreement for Patrick R. Moore under the 2017 Omnibus Incentive Plan - incorporated herein by reference to Exhibit 10.34 to the Company’s Amendment No. 2 to Form S-1 Registration Statement filed on October 16, 2017
10.17†	2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its Subsidiaries - incorporated herein by reference to Exhibit 10.16 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.18†	Amendment No. 1 to the 2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its Subsidiaries - incorporated herein by reference to Exhibit 10.17 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.19†	Amendment No. 2 to the 2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its Subsidiaries - incorporated herein by reference to Exhibit 10.18 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.20†	Form of Stock Option Agreement under the 2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its Subsidiaries - incorporated herein by reference to Exhibit 10.19 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.21†	Form of Director Indemnification Agreement - incorporated herein by reference to Exhibit 10.36 to the Company’s Amendment No. 2 to Form S-1 Registration Statement filed on October 16, 2017
10.22†	Form of Management Stockholder’s Agreement - incorporated herein by reference to Exhibit 10.20 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.23†	National Vision Holdings, Inc. Executive Severance Plan - incorporated by reference to Exhibit 10.1 filed to the Company’s Current Report on Form 8-K filed on December 18, 2018
10.24‡
Letter Agreement between National Vision, Inc. and Essilor of America, Inc., dated as of November 12, 2018 - incorporated herein by reference to Exhibit 10.36 to the Company’s Form 10-K filed on February 27, 2019

10.25‡
First Amendment to the Direct Lens Letter Agreement, dated July 19, 2022, by and between Essilor of America, Inc. and National Vision, Inc. - incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 25, 2022

10.26‡
Second Amendment to the Direct Lens Letter Agreement, dated November 8, 2023, by and between Essilor of America, Inc. and National Vision, Inc Portions of this exhibit have been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K because such information is (i) not material and (ii) the type of information that the registrant treats as private or confidential.

19.1	National Vision Holdings, Inc. Securities Trading Policy
21.1	Subsidiaries of National Vision Holdings, Inc.
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
97.1	Incentive Compensation Clawback Policy – incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed February 27, 2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page of the Company’s Annual Report on Form 10-K for the year ended December 28, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments)
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

National Vision Holdings, Inc.
(Registrant)

By:	/s/ L. Reade Fahs
L. Reade Fahs
Chief Executive Officer
(Principal Executive Officer)

Date:	February 26, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ L. Reade Fahs	Chief Executive Officer and Director	February 26, 2025
L. Reade Fahs	(Principal Executive Officer)

/s/ Melissa Rasmussen	Senior Vice President, Chief Financial Officer	February 26, 2025
Melissa Rasmussen	(Principal Financial and Accounting Officer)

/s/ Jose Armario	Director	February 26, 2025
Jose Armario

/s/ Virginia A. Hepner	Director	February 26, 2025
Virginia A. Hepner

/s/ Susan S. Johnson	Director	February 26, 2025
Susan S. Johnson

/s/ Naomi Kelman	Director	February 26, 2025
Naomi Kelman

/s/ Susan O’Farrell	Director	February 26, 2025
Susan O’Farrell

/s/ D. Randolph Peeler	Chairman and Director	February 26, 2025
D. Randolph Peeler

/s/ Thomas V. Taylor, Jr.	Director	February 26, 2025
Thomas V. Taylor, Jr.

/s/ Caitlin Zulla	Director	February 26, 2025
Caitlin Zulla