Form 10-Q
period 2025-03-29
National Vision Holdings, Inc.
filed 2025-05-08
CIK 1710155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2025
Common stock, $0.01 par value	79,053,659

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
Words such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates,” “anticipates,” or variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts or guarantees of future performance and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth in Part I, Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024 (the “2024 Annual Report on Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”), as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov, and also include, but are not limited to, market volatility, an overall decline in the health of the economy, global macroeconomic conditions and other factors that may affect consumer spending or behavior; our ability to successfully implement our transformation initiatives, or anticipate the impact of important strategic initiatives; our ability to recruit and retain vision care professionals for in-store roles or to provide remote care offerings; our ability to compete in the highly competitive optical retail industry; the success of our marketing, advertising and promotional efforts; our ability to maintain, protect, and enhance the value of our owned brands; our ability to open and operate new stores (including as a result of store conversions) in a timely and cost-effective manner or to successfully enter new markets; our ability to increase sales in existing stores and to successfully reinvest in existing stores; our ability to successfully implement our pricing strategies; changes in the cost of inputs, and factors such as wage rate increases, inflation, cost increases, increases in the price of raw materials and energy prices significant capital requirements to fund our expanding business including updating our Enterprise Resource Planning (“ERP”) and Customer Relationship Management (“CRM”), and other technological, systems and capabilities; the potential for our growth strategy to strain our existing resources and cause the performance of our existing stores to suffer; risks associated with leasing substantial amounts of space, including future increases in occupancy costs; our ability to successfully manage the distinct risks faced by our e-commerce and omni-channel business; our ability to retain our existing senior management team or attract qualified new personnel; seasonal fluctuations in our operating results and inventory levels fluctuate; the potential impacts of catastrophic events, including changing climate and weather patterns leading to severe weather and natural disasters; the potential for certain technological advances, greater availability of, or increased consumer preferences for, vision correction alternatives to prescription eyeglasses or contact lenses, or future drug development for the correction of vision-related problems to reduce the demand for our products; our ability to successfully manage our inventory balances and inventory shrinkage; the potential for the loss of, or disruption in the operations of, one or more of our distribution centers or optical laboratories, which would impact our ability to process and fulfill customer orders and deliver our products in a timely manner, or at all, or result in quality issues; the performance of our Host brands and our ability to maintain or extend our operating relationships with our Host partners impacts resulting from the termination of our partnership with Walmart; our investments in technological innovators in the optical retail industry, including artificial intelligence; sustainability issues, including those related to climate change; our ability to develop, maintain and extend relationships with managed vision care companies, vision insurance providers and other third-party payors; risks associated with vendors from whom our products are sourced and our dependence on a limited number of suppliers; the impact of any significant failure, inadequacy, interruption or security breach affecting our information technology systems, or those of our vendors; our reliance on third-party coverage and reimbursement, including government programs, for an increasing portion of our revenues; our ability to comply with state, local and federal vision care and healthcare laws and regulations, as well as managed vision care laws and regulations; liability stemming from rapidly changing and increasingly stringent laws, regulations, contractual obligations, and industry standards relating to privacy, data security and data protection; product liability, product recall or personal injury issues; our ability to comply with laws, regulations and enforcement activities or changes in statutory, regulatory, accounting and other legal requirements; the outcome of legal proceedings relating to our business operations; the protection and validity of our intellectual property; risks related to our indebtedness; changes in interest rates; restrictions in our credit agreement that limit our flexibility in operating our business; risks related to conversion of the 2025 Notes; and risks related to owning our common stock.
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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited).
National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

In thousands, except par value	As of March 29, 2025	As of December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$80,024	$73,948
Accounts receivable, net	53,169	49,938
Inventories, net	88,571	93,918
Prepaid expenses and other current assets	32,360	32,024
Total current assets	254,124	249,828

Noncurrent assets:
Property and equipment, net	357,738	362,175
Goodwill	698,305	698,305
Trademarks and trade names	240,547	240,547
Other intangible assets, net	8,087	8,269
Right of use assets	402,660	408,589
Other assets	48,891	40,058
Total noncurrent assets	1,756,228	1,757,943
Total assets	$2,010,352	$2,007,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,661	$53,643
Other payables and accrued expenses	115,070	109,036
Unearned revenue	49,953	42,002
Deferred revenue	64,331	62,507
Current maturities of long-term debt and finance lease obligations	101,473	101,392
Current operating lease obligations	100,721	99,694
Total current liabilities	468,209	468,274

Noncurrent liabilities:
Long-term debt and finance lease obligations, less current portion and debt discount	244,652	248,610
Noncurrent operating lease obligations	358,267	366,335
Deferred revenue	22,565	22,082
Other liabilities	8,373	8,228
Deferred income taxes, net	72,126	77,909
Total noncurrent liabilities	705,983	723,164
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 85,847 and 85,444 shares issued as of March 29, 2025 and December 28, 2024, respectively; 79,050 and 78,775 shares outstanding as of March 29, 2025 and December 28, 2024, respectively	858	854
Additional paid-in capital	814,309	807,048
Retained earnings	240,303	226,117
Treasury stock, at cost; 6,797 and 6,669 shares as of March 29, 2025 and December 28, 2024, respectively	(219,310)	(217,686)
Total stockholders’ equity	836,160	816,333
Total liabilities and stockholders’ equity	$2,010,352	$2,007,771
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended
In thousands, except per share amounts	March 29, 2025	March 30, 2024
Revenue:
Net product sales	$412,765	$388,083
Net sales of services and plans	97,559	94,711
Total net revenue	510,324	482,794
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	116,914	113,204
Services and plans	88,276	82,342
Total costs applicable to revenue	205,190	195,546
Operating expenses:
Selling, general and administrative expenses	255,532	240,128
Depreciation and amortization	22,963	23,221
Asset impairment	502	456
Other expense (income), net	—	1
Total operating expenses	278,997	263,806
Income from operations	26,137	23,442
Interest expense, net	4,572	4,256
Earnings from continuing operations before income taxes	21,565	19,186
Income tax provision	7,379	7,433
Income from continuing operations	14,186	11,753
Loss from discontinued operations, net of tax (See Note 2)	—	(68)
Net income	$14,186	$11,685

Basic earnings (loss) per share:
Continuing operations	$0.18	$0.15
Discontinued operations	$—	$(0.00)
Total	$0.18	$0.15
Diluted earnings (loss) per share:
Continuing operations	$0.18	$0.15
Discontinued operations	$—	$(0.00)
Total	$0.18	$0.15

Weighted average shares outstanding:
Basic	78,858	78,384
Diluted	79,259	78,826

Comprehensive income:
Net income	$14,186	$11,685
Unrealized gain on hedge instruments	—	254
Tax provision of unrealized gain on hedge instruments	—	64
Comprehensive income	$14,186	$11,875
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three Months Ended March 29, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
In thousands	Shares	Amount
Balances at December 28, 2024	78,775	$854	$807,048	$—	$226,117	$(217,686)	$816,333
Issuance of common stock (1)	403	4	261	—	—	—	265
Stock-based compensation	—	—	7,000	—	—	—	7,000
Purchase of treasury stock	(128)	—	—	—	—	(1,624)	(1,624)
Unrealized gain on hedge instruments, net of tax	—	—	—	—	—	—	—
Net income	—	—	—	—	14,186	—	14,186
Balances at March 29, 2025	79,050	$858	$814,309	$—	$240,303	$(219,310)	$836,160
(1) Consists primarily of the vesting of awards issued under the Company’s stock incentive plans and shares issued under the Company’s Associate Share Purchase Plan.

	Three Months Ended March 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
In thousands	Shares	Amount
Balances at December 30, 2023	78,311	$848	$788,967	$(419)	$254,616	$(214,594)	$829,418
Issuance of common stock (1)	363	4	312	—	—	—	316
Stock-based compensation	—	—	2,431	—	—	—	2,431
Purchase of treasury stock	(116)	—	—	—	—	(2,721)	(2,721)
Unrealized gain on hedge instruments, net of tax	—	—	—	190	—	—	190
Net income	—	—	—	—	11,685	—	11,685
Balances at March 30, 2024	78,558	$852	$791,710	$(229)	$266,301	$(217,315)	$841,319
(1) Consists primarily of the vesting of awards issued under the Company’s stock incentive plans and shares issued under the Company’s Associate Share Purchase Plan.
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
In thousands	March 29, 2025	March 30, 2024
Cash flows from operating activities:
Net income	$14,186	$11,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,963	24,181
Amortization of debt discount and deferred financing costs	367	629
Amortization of cloud computing implementation costs	2,157	1,132
Asset impairment	502	456
Deferred income tax expense (benefit)	(5,783)	(7,952)
Stock-based compensation expense	7,029	2,465
(Gains) on change in fair value of derivatives	—	(190)
Inventory adjustments	1,039	1,350
Other	(26)	(303)
Changes in operating assets and liabilities:
Accounts receivable	(3,341)	12,287
Inventories	4,309	(6)
Operating lease right of use assets and lease liabilities	(666)	(705)
Other assets	(10,922)	1,401
Accounts payable	(16,982)	(6,759)
Deferred and unearned revenue	10,258	(988)
Other liabilities	7,149	(14,696)
Net cash provided by operating activities	32,239	23,987
Cash flows from investing activities:
Purchase of property and equipment	(20,225)	(20,014)
Other	—	1,805
Net cash used for investing activities	(20,225)	(18,209)
Cash flows from financing activities:
Repayments on long-term debt	(3,313)	(1,875)
Proceeds from issuance of common stock	265	320
Purchase of treasury stock	(1,624)	(2,721)
Payments on finance lease obligations	(732)	(897)
Net cash used for financing activities	(5,404)	(5,173)
Net change in cash, cash equivalents and restricted cash	6,610	605
Cash, cash equivalents and restricted cash, beginning of year	75,237	151,027
Cash, cash equivalents and restricted cash, end of period (See Note 4)	$81,847	$151,632

Supplemental cash flow disclosure information:
Cash paid for interest	$4,549	$245
Cash paid (received) for taxes	$(5)	$113
Capital expenditures accrued at the end of the period	$8,179	$5,662
Operating cash outflows - operating leases	$29,445	$27,700
Right of use assets acquired under operating leases	$16,694	$27,346
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Basis of Presentation
Nature of Operations
National Vision Holdings, Inc. (“NVHI,” the “Company,” “we,” “our,” or “us”) is a holding company whose operating subsidiaries include its indirect wholly-owned subsidiary, National Vision, Inc. (“NVI”) and NVI’s wholly-owned subsidiaries. We are a leading value retailer of eyeglasses and contact lenses in the United States (the “U.S.”). We operated 1,237 and 1,240 retail optical locations in the U.S. and its territories as of March 29, 2025 and December 28, 2024, respectively, through our four store brands, including America’s Best Contacts and Eyeglasses (“America’s Best”), Eyeglass World, Vista Optical locations on select U.S. Army/Air Force military bases (“Military”) and within select Fred Meyer stores.
Basis of Presentation and Principles of Consolidation
We prepare our unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and, therefore, do not include all information and disclosures required by U.S. GAAP for complete consolidated financial statements. The Condensed Consolidated Balance Sheet as of December 28, 2024 has been derived from the audited consolidated balance sheet for the fiscal year then ended. These condensed consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated results of the interim period.
Certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted; however, we believe that the disclosures included herein are sufficient for a fair presentation of the information presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the fiscal year ended December 28, 2024 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2025 (the “2024 Annual Report on Form 10-K.”) The Company’s significant accounting policies are set forth in Note 1. within those consolidated financial statements. We use the same accounting policies in preparing interim condensed consolidated financial information and annual consolidated financial statements. There were no changes to our significant accounting policies during the three months ended March 29, 2025.
The condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Retrospective reclassifications have been made to prior period financial statements and disclosures to present the discontinued operations. Refer to Part II. Item 8. Note 2. “Discontinued Operations” of the 2024 Annual Report on Form 10-K for more information on discontinued operations.
The Company has consolidated certain entities meeting the definition of a variable interest entity (“VIE”) as the Company concluded that it is the primary beneficiary of the entities under the provisions of Accounting Standards Codification 810, Consolidation. As of March 29, 2025, the variable interest entities include 29 professional corporations. The total assets of the consolidated VIEs included in the accompanying Condensed Consolidated Balance Sheets as of March 29, 2025 and December 28, 2024, were $4.6 million and $7.0 million, respectively, and the total liabilities of the consolidated VIEs were $6.2 million and $8.4 million, respectively.
Fiscal Year
Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31. Fiscal year 2025 contains 53 weeks and will end on January 3, 2026. All three month periods presented herein contain 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.
Seasonality
The consolidated results of operations for the three months ended March 29, 2025 and March 30, 2024, are not necessarily indicative of the results to be expected for the full fiscal year due to seasonality and uncertainty of general economic conditions that may impact our key markets. Historically, our business has realized a higher portion of net revenue, income from operations, and cash flows from operations in the first half of the year, and a lower portion of net revenue, income from operations, and cash flows from operations in the fourth fiscal quarter. The first half seasonality is attributable primarily to the timing of our customers’ personal income tax refunds and annual health insurance program start/reset periods. Seasonality related to fourth quarter holiday spending by retail customers generally does not impact our business. Our quarterly consolidated results generally may also be affected by the timing of new store openings, store closings, and certain holidays.

CARES Act
Accounts receivable, net on the Condensed Consolidated Balance Sheets as of March 29, 2025 and December 28, 2024 includes $9.0 million receivable under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.
Accounts Receivable
Allowance for credit loss was $(0.2) million and $(0.2) million as of March 29, 2025 and December 28, 2024, respectively.
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
Lease income
Rental income primarily from sub-leasing store space to independent optometrists, which is presented in selling, general and administrative “SG&A” expenses in the Company’s Condensed Consolidated Statements of Operations, was $0.4 million and $0.3 million for the three months ended March 29, 2025 and March 30, 2024, respectively.
Stock-Based Compensation
During the quarter ended March 29, 2025, we granted performance stock units to certain employees. The number of shares issued at the end of the three-year performance period will be determined by the level of achievement of predefined performance goals, including adjusted operating income, return on invested capital and relative total shareholder return versus a peer group. We recognize compensation expense on performance stock units ratably over the requisite performance period of the award to the extent management views the performance goals as probable of attainment. We recognize compensation expense for the fair value of the relative total shareholder return versus the peer group component over the requisite service period of such awards using a Monte Carlo simulation.
Asset Impairment
Non-cash impairment charges of $0.5 million were recorded for the three months ended March 29, 2025 related to our tangible long-lived store assets and Right of Use (“ROU”) assets, compared to $0.5 million related to tangible long-lived store assets and ROU assets for the three months ended March 30, 2024. The impairments were recognized in Corporate and other, and are reflected in Asset impairment in the Condensed Consolidated Statements of Operations and Comprehensive Income. Refer to Note 5. “Fair Value Measurement” for additional information on impairment charges.
Impairments of tangible long-lived store assets and ROU assets were primarily driven by lower than projected customer sales volume and profitability in certain stores and other entity-specific assumptions. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and the likelihood that these scenarios would be ultimately realized; and the remaining useful lives of the assets.
Income Taxes
Our effective tax rate for the three months ended March 29, 2025 was 34.2%, reflecting our statutory federal and state rate of 25.2%, discrete effects of permanent adjustments related to equity compensation and other effects of permanent items. Our effective tax rate for the three months ended March 30, 2024 was 38.7%, reflecting our statutory federal and state rate of 25.2%, tax impacts from non-deductible compensation expenses and other permanent items.
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
Our operations related to Walmart, including our former Legacy reportable segment, as well as the majority of our AC Lens operations, are classified as discontinued operations. Accordingly, we classified the results of these operations as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. The results of all discontinued operations, less applicable income taxes, are reported as components of net income separate from the net income of continuing operations for the periods presented. Additionally, the cash flows and other comprehensive income of discontinued operations have not been segregated and are included in the interim Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Operations and Comprehensive Income,

respectively, for all periods presented. All amounts included in the notes to the unaudited condensed consolidated financial statements relate to continuing operations unless otherwise noted. For additional information, see Note 2. “Discontinued Operations.”
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
2. Discontinued Operations
We previously recorded a net expense of $2.8 million during the three months ended March 30, 2024 associated with our discontinued operations, which consisted of severance benefits, early termination fees, and other exit-related costs. These charges were recorded in both Selling, general, and administrative expenses and Costs applicable to revenue for discontinued operations. The plan has been substantially completed and we do not anticipate additional material costs related to this plan.
The following table presents loss from discontinued operations, net of tax:

Three Months Ended
In thousands	March 30, 2024
Revenue:
Net product sales	$73,599
Net sales of services and plans	4,514
Total net revenue	78,113
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	59,627
Services and plans	2,755
Total costs applicable to revenue	62,382
Operating expenses:
Selling, general and administrative expenses	16,624
Depreciation and amortization	960
Other expense (income), net	(12)
Total operating expenses	17,572
Loss from discontinued operations before income taxes	(1,841)
Income tax (benefit) from discontinued operations	(1,773)
Loss from discontinued operations, net of tax	$(68)

The following table presents significant non-cash items and cash flows from investing activities related to discontinued operations:

Three Months Ended
In thousands	March 30, 2024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	960
Stock-based compensation expense	51
Inventory adjustments	377
Other	(1,592)
Cash flows from investing activities:
Other	1,728

3. Severance Benefits
During the three months ended March 29, 2025, we recognized $2.1 million related to severance benefits for certain associates in the Corporate and other category within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income. These charges were recognized in accordance with FASB guidance on employers’ accounting for postemployment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate. As of March 29, 2025, we had $1.5 million remaining liability in Other payables and accrued expenses in the Condensed Consolidated Balance Sheets for benefits remaining to be paid to affected associates.
4. Details of Certain Balance Sheet Accounts
The following table provides a reconciliation of cash and cash equivalents reported within the Condensed Consolidated Balance sheets to the total of Cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statement of Cash Flows:

	Three Months Ended
In thousands	March 29, 2025	March 30, 2024
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$80,024	$150,050
Restricted cash included in other assets (1)	1,823	1,582
	$81,847	$151,632
(1) Restricted cash relates to regulatory requirements associated with our FirstSight operations.

The following tables provide additional details of Inventories, net as of the dates shown below:

In thousands	As of March 29, 2025	As of December 28, 2024
Inventories, net:
Raw materials and work in process (1)	$58,226	$66,056
Finished goods	30,345	27,862
	$88,571	$93,918
(1)Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not separately present raw materials and work in process.

5. Fair Value Measurement
Recurring fair value measurements
Convertible Promissory Note
On December 17, 2024, the Company purchased $1.3 million principal amount of a convertible promissory note issued by a private company. As of March 29, 2025, given the short time from the execution of the note until the end of our fiscal period and lack of material underlying changes we determined the fair value of the convertible promissory note approximated its carrying value of 1.3 million; this investment is included in Other assets on the Condensed Consolidated Balance Sheets.
Non-recurring fair value measurements
We recognized impairments of $0.5 million and $0.5 million during the three months ended March 29, 2025 and March 30, 2024, respectively, primarily related to our long-lived tangible store assets and ROU assets. A decrease in the estimated cash flows would lead to a lower fair value measurement, as would an increase in the discount rate. These non-recurring fair value measurements are classified as Level 3 measurements in the fair value hierarchy.
Long-lived Store and ROU Store Assets
The cash flows used in estimating fair value were discounted using a market rate of 10.5%. The estimated remaining fair value of the store assets impaired during the three months ended March 29, 2025 and March 30, 2024 was $0.5 million and $0.4 million, respectively. Substantially all of the remaining fair value of the impaired store assets represents the fair value of ROU assets.
Additional fair value information
Term Loan A and Revolving Loans
Since the borrowings under the $250.9 million outstanding principal first lien term loan (“Term Loan A”) and revolving credit loans in an aggregate principal amount of $300.0 million (the “Revolving Loans”) utilize variable interest rate setting mechanisms such as Term SOFR, the fair values of these borrowings are deemed to approximate the carrying values. We also considered the effect of our own credit risk on the fair values of Term Loan A and Revolving Loans. Refer to Note 6. “Debt” for more information on these borrowings.
2025 Notes
The Company has $84.8 million in aggregate principal amount of 2.50% convertible senior notes due on May 15, 2025 (the “2025 Notes”) issued and outstanding as of March 29, 2025. The estimated fair value of the 2025 Notes was approximately $84.4 million and $83.3 million as of March 29, 2025 and December 28, 2024, respectively. The estimated fair value of the 2025 Notes is based on the prices the 2025 Notes have traded in the market as well as overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates, and represents a Level 2 measurement in the fair value hierarchy. Refer to Note 6. “Debt” for more information on the 2025 Notes.

6. Debt
Our debt consists of the following:

In thousands	As of March 29, 2025	As of December 28, 2024
2025 Notes, due May 15, 2025	$84,774	$84,774
Term Loan A, due June 13, 2028	250,875	254,188
Revolving Loans, due June 13, 2028	—	—
Debt before unamortized discount and issuance costs	335,649	338,962
Unamortized discount and issuance costs - 2025 Notes	(65)	(191)
Unamortized discount and issuance costs - Term Loan A	(1,488)	(1,602)
Debt less debt discount and issuance costs	334,096	337,169
Less current maturities	(98,024)	(98,024)
Long-term debt - noncurrent portion	236,072	239,145
Finance lease obligations	12,029	12,833
Less current maturities	(3,449)	(3,368)
Long-term debt and finance lease obligations, less current portion, discount, and issuance costs	$244,652	$248,610
Scheduled annual maturities of debt are as follows:

Fiscal Period	In thousands
2025 - remainder of fiscal year	$98,024
2026	13,250
2027	13,250
2028	211,125
2029	—
Thereafter	—
$335,649
We were in compliance with all covenants related to our debt as of March 29, 2025.
2025 Notes
The 2025 Notes were initially convertible at a conversion rate of 32.0783 shares of common stock per $1,000 principal amount of 2025 Notes, which is equivalent to an initial conversion price of approximately $31.17 per share of common stock. From and after February 15, 2025, the 2025 Notes are convertible into cash up to the amount of $1,000, with any excess amount convertible into shares, based on the applicable conversion rate at such time. The conversion rate will be subject to adjustment upon the occurrence of certain specified events including, but not limited to: issuance of stock dividends, splits and combinations; distribution of rights, options and warrants; spin-offs and other distributed property; cash dividends or distributions; tender offers or exchange offers; and certain other corporate transactions. Our effective interest rate was 3.2% as of March 29, 2025. The holders of our term loan would have preference over the holders of the 2025 Notes in the event of a liquidation.
The 2025 Notes mature on May 15, 2025, and due to the upcoming maturity, the outstanding principal balance of $84.8 million is reflected as a current liability in the accompanying Condensed Consolidated Balance Sheets as of March 29, 2025. As of March 29, 2025, the Company has $293.6 million of availability under its revolving credit facility, in addition to $80.0 million of cash on hand, which provides the Company with sufficient liquidity to repay the remaining balance of the 2025 Notes as they become due.

We recognized the following in Interest expense, net related to the 2025 Notes:

	Three Months Ended
In thousands	March 29, 2025	March 30, 2024
Contractual interest expense	$530	$1,891
Amortization of issuance costs	$125	$442
7. Revenue from Contracts with Customers
The majority of our revenues are recognized either at the point of sale or upon delivery and customer acceptance. We obtain consideration from our customers at the time of sale in cash, credit card, or on account with managed care payors having terms generally between 14 and 120 days, with most paying within 90 days. For sales of in-store non-prescription eyewear and related accessories, and paid eye exams, we recognize revenue at the point of sale. Our point in time revenues include 1) retail sales of prescription and non-prescription eyewear, contact lenses and related accessories to retail customers (including those covered by managed care) and 2) eye exams. Revenues recognized over time primarily include product protection plans (i.e. warranties) and eye care club memberships.
The following disaggregation of revenues depicts our revenue based on the timing of revenue recognition:

	Three Months Ended
In thousands	March 29, 2025	March 30, 2024
Revenues recognized at a point in time	$478,528	$450,815
Revenues recognized over time	31,796	31,979
Total net revenue	$510,324	$482,794
Refer to Note 9. “Segment Reporting” for the Company’s disaggregation of net revenue among the Owned & Host reportable segment. As our operating segments are aligned by similar economic factors, trends and customers, the reportable segment view best depicts how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors.
We record reductions in revenue for estimated price concessions granted to managed care providers. The Company considers its revenue from managed care customers to include variable consideration and estimates such amounts associated with managed care customer revenues using the history of concessions provided and cash receipts from managed care providers. We reduced our net revenue for variable consideration of $3.2 million and $3.9 million during the three months ended March 29, 2025 and March 30, 2024, respectively.
Unsatisfied Performance Obligations (Contract Liabilities)
During the three months ended March 29, 2025 and March 30, 2024, we recognized $22.8 million and $23.1 million, respectively, of deferred revenues outstanding at the beginning of each respective period.
Our deferred revenue balance as of March 29, 2025 and December 28, 2024 was $86.9 million and $84.6 million, respectively. We expect future revenue recognition of the March 29, 2025 balance of $55.3 million, $23.0 million, $8.2 million and $0.4 million in fiscal years 2025, 2026, 2027 and 2028, respectively.

8. Commitments and Contingencies
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
On September 23, 2022, we were served with notice of a lawsuit filed by a former employee in California state court alleging, on behalf of a proposed class of employees, several violations of California wage and hour laws. On December 9, 2022, the case was removed to the federal District Court for the Northern District of California. On January 18, 2023, we were served with a related representative action filed in California state court pursuant to California’s Private Attorneys General Act. We filed an answer to this action on February 17, 2023. On September 29, 2023, the state court set the PAGA action for trial on October 7, 2024. The parties attended mediation on March 11, 2024, but a resolution of the matter was not reached at that time. Following mediation, the parties agreed to a settlement of all claims alleged by the named plaintiff on behalf of himself and all putative class members and other aggrieved employees. The Company will pay $4.5 million for the gross settlement fund in connection with the settlement. The settlement is subject to approval by the court following a fairness hearing. The parties agreed to move the federal and state court actions to state court for review of the settlement terms agreed to by the parties. The Sacramento County state court entered preliminary approval of the settlement on March 21, 2025, and scheduled a hearing for final approval on July 25, 2025. Absent any appeals of the court’s final approval or other legal challenges, the settlement agreement will become effective when the court enters final approval.
On June 6, 2023, the Company was served with notice of a former employee’s intention to file a representative action against the Company pursuant to California’s Private Attorneys General Act based on alleged violations of California’s wage and hour laws. On June 22, 2023, the Company was served with a related lawsuit filed by the former employee in California state court alleging, on behalf of a proposed class of employees, violations of California wage and hour laws. On July 24, 2023, the Company filed its answer and a notice of removal of the case to the federal District Court for the Southern District of California. On July 28, 2023, the Company filed a Notice of Related Cases, seeking for both the case currently pending in the Northern District of California and described in the paragraph above and this case to be assigned to the same Judge/Magistrate Judge in an effort to save judicial effort and avoid duplication of labor. On August 15, 2023, the parties filed a stipulation to stay the case in the Southern District of California pending the resolution of the lawsuit pending in the Northern District of California. On August 21, 2023, the court entered an Order to Show Cause why the action should not be either dismissed or transferred to the federal court for the Northern District of California. Following the parties’ submission of their respective responses, the court dismissed the action without prejudice on September 11, 2023. The plaintiff retains his ability to pursue a PAGA action in state court pursuant to the June 6, 2023, notice. On January 22, 2024, the plaintiff filed a demand for arbitration of the claims set forth in the Complaint previously filed in state court in June 2023. The Company filed its response to the arbitration demand, the arbitrator conducted a scheduling conference on April 4, 2025, and the parties commenced the formal discovery process. On April 17, 2025, the Company served a Section 998 offer of compromise in the amount of $60,000, which was accepted by the plaintiff.
On January 27, 2023, a purported class action complaint was filed in federal court in the Northern District of Georgia against the Company and two of the Company’s officers (the “Securities Class Action”). The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 thereunder, for materially false and misleading statements made between May 2021 and May 2022. The complaint seeks unspecified damages as well as equitable relief. On March 28, 2023, the original plaintiff, City of Southfield General Employees Retirement System, and a new plaintiff, International Union of Operating Engineers, Local No. 793, Members Pension Benefit Trust of Ontario, filed a lead plaintiff motion, seeking to be appointed co-lead plaintiffs. On April 3, 2023, the Company along with its named officers filed a motion to dismiss the complaint. On May 19, 2023, the court granted the lead plaintiff motion. On June 30, 2023, the plaintiffs filed an amended complaint, which added a claim under Section 20A of the Exchange Act and extended the alleged class period to February 28, 2023. On August 21, 2023, the Company filed a motion to dismiss the amended complaint. The plaintiffs filed their response in opposition to this motion on October 5, 2023. On March 30, 2024, the court granted the Company’s motion and dismissed the amended complaint with prejudice. On April 29, 2024, the plaintiffs filed a motion for reconsideration of the order granting the motion to dismiss. The Company and named officers filed a response in opposition to the plaintiffs’ motion for reconsideration on May 13, 2024, and the plaintiffs then filed a reply in support of their motion on May 28, 2024. The court entered an order denying the motion for reconsideration on March 24, 2025, and no appeal was filed by the plaintiff.
On May 23, 2024, a stockholder derivative complaint was filed by a stockholder in the Delaware Court of Chancery, purportedly on behalf of the Company (the “Derivative Action”). The Derivative Action is based on the same alleged facts and circumstances as the Securities Class Action and names certain of the Company’s officers, including our Chief Executive Officer and former Chief Operating Officer, and the Company’s directors who were members of the Company’s Board of Directors during the relevant time period as defendants. The Derivative Action alleges claims for breach of fiduciary duty, unjust enrichment, and violations of the Exchange Act and seeks to recover damages on behalf of the Company. On July 24, 2024, the Company along with the named defendants, filed a motion to dismiss the complaint. On September 9, 2024, the plaintiff filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on October 31, 2024. The plaintiff filed an opposition to the motion to dismiss on December 16, 2024, and the defendants filed a reply brief on January 15, 2025. The court scheduled oral argument on the motion to dismiss for June 20, 2025. The defendants dispute the allegations made by the plaintiff and intend to vigorously defend the litigation.
9. Segment Reporting
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
Our former Legacy reportable segment and the majority of our former AC Lens operations as well as related effects of unearned and deferred revenue are classified as discontinued operations. Refer to Part II. Item 8. Note 2. “Discontinued Operations” of the 2024 Annual Report on Form 10-K for information related to our discontinued operations.
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
The CODM uses segment EBITDA, calculated as net revenue, less costs applicable to revenue, less SG&A expenses, to evaluate the performance, and make decisions about the allocation of resources to segments predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly and quarterly basis when making decisions about the allocation of resources to each segment. Consistent with what the CODM reviews, depreciation and amortization and interest expense (income), net are excluded from segment EBITDA.
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

	Three Months Ended
	March 29, 2025	March 30, 2024
In thousands
Owned & Host revenue:
Net product sales	$415,114	$380,596
Net sales of services and plans	99,867	96,255
Total Owned & Host revenue	514,981	476,851
Less:
Owned & Host costs applicable to revenue (exclusive of depreciation and amortization)
Cost of products	113,860	107,343
Cost of services and plans	88,271	82,342
Owned & Host SG&A	188,171	179,623
Owned & Host segment EBITDA	124,679	107,543
Other segments EBITDA (1)	(739)	(295)
Corporate and other	(66,602)	(58,648)
Effects of unearned and deferred revenue	(8,238)	(1,937)
Depreciation and amortization	(22,963)	(23,221)
Interest expense, net	(4,572)	(4,256)
Earnings from continuing operations before income taxes	$21,565	$19,186
(1) Includes results related to our dedicated e-commerce website and FirstSight.
The following table presents a reconciliation of revenue:

	Three Months Ended
In thousands	March 29, 2025	March 30, 2024
Revenue
Owned & Host	514,981	476,851
Other segments revenue	5,634	8,245
Effects of unearned and deferred revenue	(10,291)	(2,302)
Total consolidated revenue	$510,324	$482,794

10. Earnings (Loss) Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings / (loss) per share (“EPS”) calculations is as follows:

	Three Months Ended
In thousands, except per share amounts	March 29, 2025	March 30, 2024
Numerator:
Income from continuing operations	$14,186	$11,753
Loss from discontinued operations, net of tax	$—	$(68)
Net income	$14,186	$11,685

Denominator:
Weighted average shares outstanding, Basic	78,858	78,384
Effect of dilutive securities:
Stock options	—	60
Restricted stock units	401	382
Weighted average shares outstanding, Diluted	79,259	78,826

Basic earnings (loss) per share:
Continuing operations	$0.18	$0.15
Discontinued operations	$—	$(0.00)
Total	$0.18	$0.15

Diluted earnings (loss) per share:
Continuing operations	$0.18	$0.15
Discontinued operations	$—	$(0.00)
Total	$0.18	$0.15
Anti-dilutive securities excluded from diluted weighted average common shares	1,402	10,909

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q (this “Form 10-Q”) and the audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2025 (the “2024 Annual Report on Form 10-K.”) This discussion contains forward-looking statements that reflect our plans, estimates and beliefs as of the date hereof and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of the 2024 Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Form 10-Q.
Overview
We are one of the largest optical retailers in the U.S. and a leader in the value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best, regardless of their budget. Our mission is to make quality eye care and eyewear affordable and accessible to all Americans. We achieve this by providing eye exams, eyeglasses and contact lenses to value-seeking consumers. We deliver exceptional value and convenience to our customers, with attractive price points that provide value for a range of consumers. We reach our customers through a diverse portfolio of 1,237 retail stores across four brands and associated omni-channel consumer websites as of March 29, 2025.
Brand and Segment Information
As of March 29, 2025, our operations consisted of one reportable segment. During fiscal year 2024, our Walmart store operations, including our former Legacy reportable segment and components of our AC Lens operating segment met the requirements to be classified as discontinued operations. Refer to Part II. Item 8. Note 2. “Discontinued Operations” of the 2024 Annual Report on Form 10-K for more information on discontinued operations.
•Owned & Host - As of March 29, 2025, our owned brands consisted of 1,042 America’s Best Contacts and Eyeglasses (“America’s Best”) retail stores and 122 Eyeglass World retail stores. Our Host brands consisted of 53 Vista Optical locations on select military bases and 20 Vista Optical locations within select Fred Meyer stores as of March 29, 2025. All brands utilize our centralized laboratories. This segment also includes sales from our America’s Best, Eyeglass World, and Military omni-channel websites.
Our consolidated results also include the following:
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
•Effects of unearned and deferred revenue — Reportable segment information is presented on the same basis as our consolidated financial statements, except reportable segment sales which are presented on a cash basis, including point of sales for managed care payors and excluding the effects of unearned and deferred revenue, consistent with what our chief operating decision maker (“CODM”) regularly reviews. We present the effects of unearned and deferred revenues separately from our reportable segment information. See Note 9. “Segment Reporting” in our condensed consolidated financial statements. Deferred revenue represents the timing difference of when we collect the cash from the customer and when services related to product protection plans and eye care club memberships are performed. Increases or decreases in deferred revenue during the reporting period represent cash collections in excess of, or below the recognition of, previous deferrals. Unearned revenue represents the timing difference of when we collect cash from the customer and delivery/customer acceptance, and includes sales of prescription eyewear during approximately the last seven to ten days of the reporting period.
Trends and Other Factors Affecting Our Business
We continue to focus on expanding our target demographic, implementing new pricing architecture, enhancing the customer and patient experience, and optimizing cost structure, which are initiatives designed to strengthen our core business, improve our results of operations, and drive long-term shareholder value.
The overall economic environment continues to be uncertain and macroeconomic factors that may affect customer spending patterns, and thereby our results of operations, include trade restrictions such as sanctions, tariffs, reciprocal and retaliatory tariffs, and other tariff-related measures; inflation; employment rates; business conditions; changes in the housing market; the availability of credit; interest rates; tax rates and policies; fuel and energy costs; and overall consumer confidence in future economic conditions, as well as global political, socio-economic, cultural, and geopolitical uncertainty.
The United States has recently announced changes to U.S. trade policy, including increasing tariffs on imports, in some cases significantly, and potentially negotiating, or terminating existing, trade agreements. For example, on April 2, 2025, the United States announced a new universal baseline tariff of 10%, plus an additional country-specific tariff for select trading partners, on all U.S. imports. These actions, and retaliatory tariffs imposed by other countries on U.S. exports, have led to significant volatility and uncertainty in global markets, which is continuing. Less than 10% of our costs applicable to revenue are directly subject to tariffs from China. In Mexico, where our exposure relates to our outsourcing relationship with our third-party laboratory, we have mitigation plans in place and we estimate that less than one percent of our costs applicable to revenue are subject to tariffs in Mexico. We are continuing to evaluate these developments, including resulting impacts on our supply chain, commodity costs, and consumer spending, and our ability to offset a portion of these costs to mitigate the impact on our business, consolidated results of operations, and financial condition.
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
Additionally, our ability to continue to attract and retain qualified vision care professionals impacts exam capacity and our operations. We believe factors such as an increasingly challenging recruiting market (in particular for new graduates), preferences for adjusted work schedules, and the demand for optometrists exceeding supply in certain areas have caused constraints in vision care professional availability, and therefore exam capacity, which are continuing. As a result, recruiting and retaining optometrists has become more challenging and the costs to employ or retain optometrists have increased and may increase further, potentially materially. Further, a limited number of professional corporations or similar entities provide for the vision care services at a number of our retail locations, exposing us to some concentration risk. A material change in our relationship with vision care professionals, whether resulting from constraints in exam capacity, a dispute with an eye care practitioner or a group of eye care practitioners controlling multiple practice locations, a government or regulatory authority challenging our operating structure or our relationship with vision care professionals, or other changes to applicable laws or regulations (or interpretations of the same), or the loss of these relationships, could impair our ability to provide services to our customers, cause our customers to go elsewhere for their optical needs, or result in legal sanctions against us.
Historically, our business has experienced seasonality in the first half of the year that we believe is primarily attributable to the timing of customers’ income tax refunds and health insurance start/reset periods. We believe that many customers in our target market of value-seeking consumers may rely on tax refunds to pay for eyewear and eye care. A delay in the issuance of tax refunds or changes in the amount of tax refunds can, accordingly, have a negative impact on our quarterly financial results in the first half of the year. Consumer behavior with respect to the utilization of tax refund proceeds is also subject to change.
Refer to Part I, Item 1A. “Risk Factors” in the Company’s 2024 Annual Report on Form 10-K for a more complete discussion of the risk factors we face.
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
New Store Openings
The total number of new stores per year and the timing of store openings has had an impact, and we expect will continue to have an impact, on our results. We plan to open a total of 30-35 new stores in fiscal year 2025 to allow us to invest capital in existing operations to enhance the overall store experience. We are continuing to monitor and determine our plans for future new store openings at a level appropriate for incremental free cash flow generation.
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
Adjusted Operating Income, Adjusted Operating Margin, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Diluted EPS (collectively, the “Company Non-GAAP Measures”)
The Company Non-GAAP Measures are key measures used by management to assess our financial performance. The Company Non-GAAP Measures are also frequently used by analysts, investors and other interested parties. We use the Company Non-GAAP Measures to supplement U.S. GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation and to compare our performance against that of other peer companies using similar measures. See “Non-GAAP Financial Measures” for definitions of the Company Non-GAAP Measures and for additional information.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net revenue.

	Three Months Ended
In thousands, except earnings per share, percentage and store data	March 29, 2025	March 30, 2024
Revenue:
Net product sales	$412,765	$388,083
Net sales of services and plans	97,559	94,711
Total net revenue	510,324	482,794
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	116,914	113,204
Services and plans	88,276	82,342
Total costs applicable to revenue	205,190	195,546
Operating expenses:
Selling, general and administrative expenses	255,532	240,128
Depreciation and amortization	22,963	23,221
Asset impairment	502	456
Other expense (income), net	—	1
Total operating expenses	278,997	263,806
Income from operations	26,137	23,442
Interest expense, net	4,572	4,256
Earnings from continuing operations before income taxes	21,565	19,186
Income tax provision	7,379	7,433
Income from continuing operations	14,186	11,753
Loss from discontinued operations, net of tax (See Note 2)	—	(68)
Net income	$14,186	$11,685

Supplemental operating data:
Number of stores open at end of period	1,237	1,201
New stores opened during the period	9	14
Adjusted Operating Income from continuing operations	$41,275	$33,894
Diluted earnings per share from continuing operations	$0.18	$0.15
Adjusted Diluted EPS from continuing operations	$0.34	$0.29
Adjusted EBITDA from continuing operations	$64,069	$56,734

Percentage of net revenue:
Total costs applicable to revenue	40.2%	40.5%
Selling, general and administrative expenses	50.1%	49.7%
Total operating expenses	54.7%	54.6%
Income from continuing operations	2.8%	2.4%
Adjusted Operating Income from continuing operations	8.1%	7.0%
Adjusted EBITDA from continuing operations	12.6%	11.8%

Three Months Ended March 29, 2025 compared to Three Months Ended March 30, 2024
Certain components of our operations met the requirements to be classified as discontinued operations. Refer to Note 2. “Discontinued Operations” in Part II. of the 2024 Annual Report on Form 10-K for information related to our discontinued operations. Unless otherwise noted, the discussion of U.S. GAAP results below is based on results from continuing operations.
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue from continuing operations for the three months ended March 29, 2025 compared to the three months ended March 30, 2024.

	Comparable store sales growth from continuing operations(1)		Stores open at end of period		Net revenue(1)(2)
In thousands, except percentage and store data	Three Months Ended March 29, 2025	Three Months Ended March 30, 2024	March 29, 2025	March 30, 2024	Three Months Ended March 29, 2025		Three Months Ended March 30, 2024
Owned & Host segment
America’s Best	5.9%	1.2%	1,042	990	$453,731	88.9%	$411,144	85.2%
Eyeglass World	3.1%	(5.0)%	122	128	52,486	10.3%	56,960	11.8%
Military	1.7%	(1.4)%	53	54	6,166	1.2%	6,089	1.3%
Fred Meyer	1.6%	(5.9)%	20	29	2,598	0.5%	2,658	0.6%
Owned & Host segment total			1,237	1,201	$514,981	100.9%	$476,851	98.8%
Other segments revenue	—	—	—	—	5,634	1.1%	8,245	1.7%
Effects of unearned and deferred revenue	—	—	—	—	(10,291)	(2.0)%	(2,302)	(0.5)%
Total	4.1%	1.4%	1,237	1,201	$510,324	100.0%	$482,794	100.0%
Adjusted Comparable Store Sales Growth from continuing operations(3)	5.5%	0.4%
(1)We calculate total comparable store sales from continuing operations based on consolidated net revenue from continuing operations excluding the impact of (i) other segments revenue, (ii) sales from stores opened less than 13 months, (iii) stores closed in the periods presented, (iv) sales from partial months of operation when stores do not open or close on the first day of the month and (v) if applicable, the impact of a 53rd week in a fiscal year. Brand-level comparable store sales growth and net revenue are calculated based on cash basis revenues consistent with what the CODM reviews, and consistent with reportable segment revenues presented in Note 9. “Segment Reporting” in our unaudited condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q.
(2)Percentages reflect line item as a percentage of net revenue, adjusted for rounding.
(3)Adjusted Comparable Store Sales Growth from continuing operations includes the effect of deferred and unearned revenue as if such revenues were earned at the point of sale, resulting in an increase of 1.4% and a decrease of 1.0% from total comparable store sales growth from continuing operations based on consolidated net revenue from continuing operations for the three months ended March 29, 2025 and March 30, 2024, respectively.
Total net revenue of $510.3 million for the three months ended March 29, 2025 increased $27.5 million, or 5.7%, from $482.8 million for the three months ended March 30, 2024. Of the $27.5 million increase, approximately 90% was driven by Adjusted Comparable Store Sales Growth from continuing operations and approximately 60% of the increase was driven by growth from new store sales, partially offset by approximately 30% by effects of unearned revenue for the period and approximately 10% from closed stores. Net revenue includes a negative (1.5)% impact from the timing of unearned revenue for the three months ended March 29, 2025 as compared to three months ended March 30, 2024.
Comparable store sales growth from continuing operations and Adjusted Comparable Store Sales Growth from continuing operations for the three months ended March 29, 2025 were 4.1% and 5.5%, respectively, both reflecting a higher average ticket, a slight increase in customer traffic and continued strength in the Company’s managed care cohort.
In the three months ended March 29, 2025, we opened nine new America’s Best stores, closed nine Fred Meyer stores and three America’s Best stores. We also converted four Eyeglass World stores to America’s Best stores from March 30, 2024 to March 29, 2025. Overall, store count grew 3.0% from March 30, 2024 to March 29, 2025 (exclusive of the aforementioned conversions, we had 48 net new America’s Best stores, nine net closures of Fred Meyer stores, two net closures of Eyeglass World stores, and one Military store closed).

Net product sales comprised 80.9% and 80.4% of total net revenue for the three months ended March 29, 2025 and March 30, 2024, respectively. Net product sales increased $24.7 million, or 6.4%, in the three months ended March 29, 2025 compared to the three months ended March 30, 2024, primarily due to a $21.6 million, or 7.0%, increase in eyeglass sales and a $2.0 million, or 2.5%, increase in contact lens sales and net growth from other add-on sales.
Net sales of services and plans for the three months ended March 29, 2025 increased $2.8 million, or 3.0%, compared to the three months ended March 30, 2024, driven primarily by higher exam revenues of $3.5 million, or 5.6%.
Owned & Host segment net revenue. Net revenue increased $38.1 million, or 8.0%, driven primarily by comparable store sales growth and new store openings, partially offset by closed stores.
Effects of unearned and deferred revenue. Unearned and deferred revenue negatively impacted net revenue by $8.0 million in the three months ended March 29, 2025 compared to the three months ended March 30, 2024, primarily driven by $7.2 million due to the timing of unearned revenue.
Costs applicable to revenue
Costs applicable to revenue of $205.2 million for the three months ended March 29, 2025 increased $9.6 million, or 4.9%, from $195.5 million for the three months ended March 30, 2024. As a percentage of net revenue, costs applicable to revenue decreased from 40.5% for the three months ended March 30, 2024 to 40.2% for the three months ended March 29, 2025. This decrease of 30 basis points as a percentage of net revenue was primarily driven by a margin improvement of 50 basis points for eyeglass frames and lenses and a favorable shift in product and services mix related to average customer ticket including other add-on sales of 20 basis points, partially offset by a 20 basis-point decrease in margins of contact lenses and a 20 basis-point effect from higher optometrist-related costs related to revenue growth.
Costs of products as a percentage of net product sales decreased from 29.2% for the three months ended March 30, 2024 to 28.3% for the three months ended March 29, 2025 primarily driven by margin improvement of eyeglass frames and lenses and a favorable product mix shift related to average customer ticket, partially offset by a decrease in margins of contact lenses.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales decreased from 28.2% for the three months ended March 30, 2024 to 27.4% for the three months ended March 29, 2025, primarily driven by margin improvement of eyeglass frames and lenses, partially offset by a decrease in margins of contact lenses.
Costs of services and plans as a percentage of net sales of services and plans increased from 86.9% for the three months ended March 30, 2024 to 90.5% for the three months ended March 29, 2025. The increase was primarily driven by growth in optometrist-related costs, partially offset by higher exam revenue.
Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 85.5% for the three months ended March 30, 2024 to 88.4% for the three months ended March 29, 2025. The increase was primarily driven by growth in optometrist-related costs related to revenue growth, partially offset by higher exam revenue.
Selling, general and administrative
SG&A of $255.5 million for the three months ended March 29, 2025 increased $15.4 million, or 6.4%, from the three months ended March 30, 2024. As a percentage of net revenue, SG&A increased from 49.7% for the three months ended March 30, 2024 to 50.1% for the three months ended March 29, 2025. SG&A as a percentage of net revenue was impacted by increases in stock-based and cash compensation expenses of 210 basis points primarily related to revenue and profitability growth, partially offset by non-recurring litigation settlement from prior year of 90 basis points and lower advertising investments of 60 basis points and other expenses.
Owned & Host SG&A. SG&A as a percentage of net revenue decreased from 37.7% for the three months ended March 30, 2024 to 36.5% for the three months ended March 29, 2025, driven primarily by lower advertising investments.
Depreciation and amortization
Depreciation and amortization expense of $23.0 million for the three months ended March 29, 2025 decreased $0.3 million, or 1.1%, from $23.2 million for the three months ended March 30, 2024 primarily driven by lower depreciation of information technology assets, partially offset by higher depreciation of store remodeling costs.
Asset impairment
We recognized $0.5 million primarily for impairment related to tangible long-lived assets and ROU assets associated with our retail stores during the three months ended March 29, 2025, compared to $0.5 million impairment recognized during the three months ended March 30, 2024 for tangible long-lived assets and ROU assets associated with our retail stores.

The store asset impairment charge is related to our Owned & Host segment and is driven by lower than projected customer sales and profitability in certain stores, and other entity-specific assumptions. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and the likelihood that these scenarios would be ultimately realized; and the remaining useful lives of the assets. Asset impairment expenses were recognized in corporate and other.
Interest expense, net
Interest expense, net was $4.6 million for the three months ended March 29, 2025, compared to $4.3 million for the three months ended March 30, 2024. The change was primarily a result of lower income on cash balances of $0.4 million, partially offset by lower interest expense on our debt of $0.3 million.
Income tax provision
Our effective tax rates for the three months ended March 29, 2025 and March 30, 2024 were 34.2% and 38.7%, respectively. The change in effective tax rates reflects tax impacts of consolidated VIEs, non-deductible compensation and discrete effects of permanent adjustments related to equity compensation and other effects of permanent items.
Discontinued Operations
Loss from discontinued operations, net of tax, of $0.1 million for the three months ended March 30, 2024 represents loss prior to the termination of our partnership with Walmart and the wind-down of the AC Lens operations. There were no discontinued operations results for the three months ended March 29, 2025.

Non-GAAP Financial Measures
Adjusted Operating Income, Adjusted Operating Margin, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Diluted EPS
We refer to these measures as the “Company Non-GAAP Measures.” We define Adjusted Operating Income as net income (loss), plus interest expense (income), net and income tax provision (benefit), further adjusted to exclude stock-based compensation expense, (gain) loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, amortization of acquisition intangibles, ERP and CRM implementation expenses, shareholder activism costs, severance and employee-related costs associated with organizational restructuring and certain other expenses. We define Adjusted Operating Margin as Adjusted Operating Income as a percentage of net revenue. We define EBITDA as net income (loss), plus interest expense (income), net, income tax provision (benefit) and depreciation and amortization. We define Adjusted EBITDA as net income (loss), plus interest expense (income), net, income tax provision (benefit) and depreciation and amortization, further adjusted to exclude stock-based compensation expense, (gain) loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, amortization of acquisition intangibles, ERP and CRM implementation expenses, shareholder activism, severance and employee-related costs associated with restructuring and certain other expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of net revenue. We define Adjusted Diluted EPS as diluted earnings (loss) per share, adjusted for the per share impact of stock-based compensation expense, (gain) loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, amortization of debt discounts and deferred financing costs of our term loan borrowings, amortization of the conversion feature and deferred financing costs related to our 2025 Notes when not required under U.S. GAAP to be added back for diluted earnings (loss) per share, derivative fair value adjustments, ERP and CRM implementation expenses, shareholder activism, severance and employee-related costs associated with restructuring, and certain other expenses, less the tax effect of these adjustments, including tax expense (benefit) from stock-based compensation.
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

The Company Non-GAAP Measures have been presented as supplemental measures of financial performance that are not required by, or presented in accordance with U.S. GAAP, because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes The Company Non-GAAP Measures are useful to investors in highlighting trends in our operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. We also use The Company Non-GAAP Measures to supplement U.S. GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation and to compare our performance against that of other peer companies using similar measures. Management supplements U.S. GAAP results with Non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting the business than U.S. GAAP results alone. We continue to evaluate our use of the Company Non-GAAP measures in the context of the development of our business, and may introduce or discontinue certain measures in the future as we deem appropriate.
The Company Non-GAAP Measures are not recognized terms under U.S. GAAP and should not be considered as an alternative to net income or income from operations as a measure of financial performance or cash flows provided by operating activities as a measure of liquidity, or any other performance measure derived in accordance with U.S. GAAP. Additionally, these measures are not intended to be a measure of free cash flow available for management’s discretionary use as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements. In evaluating The Company Non-GAAP Measures, we may incur expenses in the future that are the same as or similar to some of the adjustments in this presentation. Our presentation of The Company Non-GAAP Measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by primarily relying on our U.S. GAAP results in addition to using The Company Non-GAAP Measures.
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
Because of these limitations, The Company Non-GAAP Measures should not be considered as measures of discretionary cash available to invest in business growth or to reduce indebtedness.

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

	Three Months Ended
In thousands	March 29, 2025		March 30, 2024
Net income	$14,186	2.8%	$11,685	2.4%
Loss from discontinued operations, net of tax (See Note 2)	—	—%	(68)	(0.1)%
Income from continuing operations	14,186	2.8%	11,753	2.4%
Interest expense, net	4,572	0.9%	4,256	0.9%
Income tax provision	7,379	1.4%	7,433	1.5%
Stock-based compensation expense (a)	7,029	1.4%	2,414	0.5%
Asset impairment (b)	502	0.1%	456	0.1%
Litigation settlement (c)	—	—%	4,450	0.9%
Amortization of acquisition intangibles (d)	169	0.0%	381	0.1%
ERP and CRM implementation expenses (g)	2,315	0.5%	516	0.1%
Other (h)	5,123	1.0%	2,235	0.5%
Adjusted Operating Income from continuing operations / Adjusted Operating Margin from continuing operations	$41,275	8.1%	$33,894	7.0%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding. Some of the percentage totals in the table above do not foot due to rounding differences.

	Three Months Ended
In thousands	March 29, 2025		March 30, 2024
Net income	$14,186	2.8%	$11,685	2.4%
Loss from discontinued operations, net of tax (See Note 2)	—	—%	(68)	(0.1)%
Income from continuing operations	14,186	2.8%	11,753	2.4%
Interest expense, net	4,572	0.9%	4,256	0.9%
Income tax provision	7,379	1.4%	7,433	1.5%
Depreciation and amortization	22,963	4.5%	23,221	4.8%
EBITDA from continuing operations	49,100	9.6%	46,663	9.7%

Stock-based compensation expense (a)	7,029	1.4%	2,414	0.5%
Asset impairment (b)	502	0.1%	456	0.1%
Litigation settlement (c)	—	—%	4,450	0.9%
ERP and CRM implementation expenses (g)	2,315	0.5%	516	0.1%
Other (h)	5,123	1.0%	2,235	0.5%
Adjusted EBITDA from continuing operations / Adjusted EBITDA Margin from continuing operations	$64,069	12.6%	$56,734	11.8%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding. Some of the percentage totals in the table above may not foot due to rounding differences.

	Three Months Ended
In thousands, except per share amounts	March 29, 2025	March 30, 2024
Diluted EPS	$0.18	$0.15
Diluted EPS from discontinued operations	—	(0.00)
Diluted EPS from continuing operations	0.18	0.15
Stock-based compensation expense (a)	0.09	0.03
Asset impairment (b)	0.01	0.01
Litigation settlement (c)	—	0.06
Amortization of acquisition intangibles (d)	0.00	0.00
Amortization of debt discount and deferred financing costs (e)	0.00	0.01
Derivative fair value adjustments (f)	—	0.03
ERP and CRM implementation expenses (g)	0.03	0.01
Other (h)	0.06	0.02
Tax effects (i)	(0.03)	(0.03)
Adjusted Diluted EPS from continuing operations	$0.34	$0.29

Weighted average diluted shares outstanding	79,259	78,826
(a)Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and performance vesting conditions.
(b)Reflects write-off related to non-cash impairment charges of long-lived assets, primarily impairment of property, equipment and lease-related assets on closed or underperforming stores.
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
(h)Other adjustments include amounts that management believes are not representative of our operating performance (amounts in brackets represent reductions in Adjusted Operating Income, Adjusted Diluted EPS and Adjusted EBITDA), which are primarily related to shareholder activism costs of $2.1 million and severance and employee-related costs associated with organizational restructuring of $2.1 million for the three months ended March 29, 2025, costs associated with the digitization of paper-based records of $1.8 million for the three months ended March 30, 2024, and other expenses and adjustments. Adjusted Diluted EPS is also adjusted to include debt issuance costs.
(i)Represents the income tax effect of the total adjustments at our combined statutory federal and state income tax rates, including tax expense (benefit) from stock-based compensation.
Liquidity and Capital Resources
Our primary cash needs are for inventory, payroll, store rent, advertising, capital expenditures associated with new stores and updating existing stores, as well as information and remote medicine technology and infrastructure, including our corporate office, distribution centers, and laboratories. When appropriate, the Company may utilize excess liquidity towards debt service requirements, including voluntary debt prepayments, or required interest and principal payments, if any, as well as repurchases of common stock or other securities, based on excess cash flows. The most significant components of our operating assets and liabilities are inventories, accounts receivable, prepaid expenses and other assets, accounts payable, deferred and unearned revenue and other payables and accrued expenses. We exercise prudence in our use of cash and closely monitor various items related to cash flow including, but not limited to, cash receipts, cash disbursements, payment terms and alternative sources of funding. We continue to be focused on these items in addition to other key measures we use to determine how our consolidated business and operating segments are performing. We believe that cash on hand, cash expected to be generated from operations and the availability of borrowings under our revolving credit loans in an aggregate principal amount of $300.0 million (the “Revolving Loans”) will be sufficient to fund our working capital requirements, liquidity obligations, anticipated capital expenditures, and payments due under our existing debt for the next 12 months and thereafter for the foreseeable future. Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the prepayment, refinancing or issuance of debt, issuance of equity or other securities, the proceeds of which could provide additional liquidity for our operations, as well as modifications to our $250.9 million outstanding principal first lien term loan (“Term Loan A”) where possible.
Our ability to maintain sufficient liquidity may be affected by numerous factors, many of which are outside of our control. We primarily fund our working capital needs using cash provided by operations. Our working capital requirements for inventory will increase as we continue to open additional stores.
We plan to repay the $84.8 million outstanding principal balance of the 2025 Notes using a combination of cash on hand and liquidity from our Revolving Loans.
As of March 29, 2025, we had $80.0 million in cash and cash equivalents and $293.6 million of availability under our Revolving Loans, which includes $6.4 million in outstanding letters of credit.
As of March 29, 2025, we had $250.9 million of Term Loan A outstanding under our credit agreement. We were in compliance with all covenants related to our debt as of March 29, 2025.
The following table summarizes cash flows provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended
In thousands	March 29, 2025	March 30, 2024
Cash flows provided by (used for):
Operating activities	$32,239	$23,987
Investing activities	(20,225)	(18,209)
Financing activities	(5,404)	(5,173)
Net change in cash, cash equivalents and restricted cash	$6,610	$605
Net Cash Provided by Operating Activities
Cash flows provided by operating activities increased by $8.3 million to $32.2 million, during the three months ended March 29, 2025 from $24.0 million for the three months ended March 30, 2024 as a result of an increase in non-cash reconciling items of $6.5 million and an increase in net income of $2.5 million compared to the three months ended March 30, 2024. These increases were partially offset by changes in net working capital and other assets and liabilities of $0.7 million. The increase in non-cash adjustments was primarily driven by the changes in stock-based compensation and deferred income taxes.
Working capital was impacted by year-over-year changes in trade receivables, other assets and other liabilities. Increases in trade receivables used $15.6 million in year-over-year cash, primarily driven by year-over-year changes in sales and the termination of the Walmart partnership in the first quarter of 2024 that did not recur in 2025. Increases in other assets used $12.3 million in year-over-year cash, primarily due to increased cloud-based software investments related to CRM and ERP during the three months ended March 29, 2025 compared to the three months ended March 30, 2024. These were partially offset by increases in other liabilities which contributed $21.8 million in year-over-year cash, primarily due to increases in compensation-related accruals.
Net Cash Used for Investing Activities
Net cash used for investing activities increased by $2.0 million, to $20.2 million, during the three months ended March 29, 2025 from $18.2 million during the three months ended March 30, 2024. The year-over-year increase was primarily due to higher investments in information technology assets, doctor and store lab equipment, partially offset by lower investments in existing and new stores.
Net Cash Used For Financing Activities
Net cash used for financing activities was $5.4 million during the three months ended March 29, 2025 as compared to $5.2 million during the three months ended March 30, 2024. The $0.2 million year-over-year increase in cash used for financing activities was primarily due to an increase in principal payments of debt, offset in part by a decrease in purchases of treasury stock.
Material Cash Requirements
There were no material changes outside the ordinary course of business in our material cash requirements and commercial commitments from those reported in the 2024 Annual Report on Form 10-K.
We follow U.S. GAAP in making the determination as to whether to record an asset or liability related to our arrangements with third parties. Consistent with current accounting guidance, we do not record an asset or liability associated with long-

term purchase, marketing and promotional commitments, or commitments to philanthropic endeavors. We have disclosed the amount of future commitments associated with these items in the 2024 Annual Report on Form 10-K. We are not a party to any other material off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Management has evaluated the accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the 2024 Annual Report on Form 10-K, in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the 2024 Annual Report on Form 10-K.
Adoption of New Accounting Pronouncements
There have been no material changes due to recently issued or adopted accounting standards since those disclosed in our 2024 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
A significant portion of our debt bears interest at variable rates. If market interest rates increase, the interest rate on our variable rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations.
As of March 29, 2025, $250.9 million of term loan borrowings were subject to variable interest rates. Our variable interest rate term loan borrowings are exposed to changes in market rates. A 1.0% increase in market rates would result in a $2.5 million increase in annual interest expense. For more information about quantitative and qualitative disclosures about market risk, please see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in Part II. of the 2024 Annual Report on Form 10-K.

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
In accordance with Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 29, 2025. Based on that evaluation, the CEO and the CFO have concluded that the Company’s current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic filings with the SEC is made known to them in a timely manner.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal year 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
See Note 8. “Commitments and Contingencies” in our condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q for information regarding certain legal proceedings in which we are involved, which discussion is incorporated herein by reference.

Item 1A. Risk Factors.
For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed in Part I. Item 1A. “Risk Factors” in our 2024 Annual Report on Form 10-K. There have been no material changes to the risk factors described in our 2024 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
(c) During the three months ended March 29, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K).

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
10.1
Cooperation Agreement, dated March 17, 2025, by and between National Vision Holdings, Inc. and Engine Capital, L.P. - incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2025.

10.2	Transition and Separation Agreement, dated February 25, 2025, by and between National Vision, Inc. and Melissa Rasmussen.
10.3	Form of Performance Stock Unit Agreement under the 2017 Omnibus Incentive Plan, as adopted March 5, 2025.
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Vision Holdings, Inc.

Dated: May 8, 2025	By:	/s/ L. Reade Fahs
L. Reade Fahs
Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2025	By:	/s/ Christopher Laden
Christopher Laden
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)