Form 10-Q
period 2025-06-28
National Vision Holdings, Inc.
filed 2025-08-07
CIK 1710155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2025
Common stock, $0.01 par value	79,196,383

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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited).
National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

In thousands, except par value	As of June 28, 2025	As of December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$48,471	$73,948
Accounts receivable, net	45,958	49,938
Inventories, net	89,648	93,918
Prepaid expenses and other current assets	33,624	32,024
Total current assets	217,701	249,828

Noncurrent assets:
Property and equipment, net	350,803	362,175
Goodwill	698,305	698,305
Trademarks and trade names	240,547	240,547
Other intangible assets, net	7,905	8,269
Right of use assets	391,632	408,589
Other assets	61,459	40,058
Total noncurrent assets	1,750,651	1,757,943
Total assets	$1,968,352	$2,007,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,099	$53,643
Other payables and accrued expenses	126,730	109,036
Unearned revenue	42,689	42,002
Deferred revenue	64,733	62,507
Current maturities of long-term debt and finance lease obligations	16,782	101,392
Current operating lease obligations	102,213	99,694
Total current liabilities	418,246	468,274

Noncurrent liabilities:
Long-term debt and finance lease obligations, less current portion and debt discount	255,620	248,610
Noncurrent operating lease obligations	344,727	366,335
Deferred revenue	22,778	22,082
Other liabilities	8,291	8,228
Deferred income taxes, net	68,109	77,909
Total noncurrent liabilities	699,525	723,164
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 85,977 and 85,444 shares issued as of June 28, 2025 and December 28, 2024, respectively; 79,175 and 78,775 shares outstanding as of June 28, 2025 and December 28, 2024, respectively	859	854
Additional paid-in capital	820,059	807,048
Retained earnings	249,028	226,117
Treasury stock, at cost; 6,802 and 6,669 shares as of June 28, 2025 and December 28, 2024, respectively	(219,365)	(217,686)
Total stockholders’ equity	850,581	816,333
Total liabilities and stockholders’ equity	$1,968,352	$2,007,771
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
In thousands, except per share amounts	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenue:
Net product sales	$394,589	$361,967	$807,354	$750,050
Net sales of services and plans	91,834	89,766	189,393	184,477
Total net revenue	486,423	451,733	996,747	934,527
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	114,686	111,213	231,600	224,417
Services and plans	85,685	82,367	173,961	164,709
Total costs applicable to revenue	200,371	193,580	405,561	389,126
Operating expenses:
Selling, general and administrative expenses	247,167	231,353	502,699	471,481
Depreciation and amortization	22,536	22,692	45,499	45,913
Asset impairment	—	3,519	502	3,975
Other expense (income), net	(100)	(2)	(100)	(1)
Total operating expenses	269,603	257,562	548,600	521,368
Income from operations	16,449	591	42,586	24,033
Interest expense, net	4,210	3,196	8,782	7,452
Earnings (loss) from continuing operations before income taxes	12,239	(2,605)	33,804	16,581
Income tax provision (benefit)	3,514	(1,564)	10,893	5,869
Income (loss) from continuing operations	8,725	(1,041)	22,911	10,712
Loss from discontinued operations, net of tax (See Note 2)	—	(2,084)	—	(2,152)
Net income (loss)	$8,725	$(3,125)	$22,911	$8,560

Basic earnings (loss) per share:
Continuing operations	$0.11	$(0.01)	$0.29	$0.14
Discontinued operations	$—	$(0.03)	$—	$(0.03)
Total	$0.11	$(0.04)	$0.29	$0.11
Diluted earnings (loss) per share:
Continuing operations	$0.11	$(0.01)	$0.29	$0.14
Discontinued operations	$—	$(0.03)	$—	$(0.03)
Total	$0.11	$(0.04)	$0.29	$0.11

Weighted average shares outstanding:
Basic	79,079	78,575	78,968	78,480
Diluted	80,057	78,575	79,658	78,774

Comprehensive income:
Net income (loss)	$8,725	$(3,125)	$22,911	$8,560
Unrealized gain on hedge instruments	—	229	—	483
Tax provision of unrealized gain on hedge instruments	—	64	—	128
Comprehensive income (loss)	$8,725	$(2,960)	$22,911	$8,915
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three and Six Months Ended June 28, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
In thousands	Shares	Amount
Balances at December 28, 2024	78,775	$854	$807,048	$—	$226,117	$(217,686)	$816,333
Issuance of common stock (1)	403	4	261	—	—	—	265
Stock-based compensation	—	—	7,000	—	—	—	7,000
Purchase of treasury stock	(128)	—	—	—	—	(1,624)	(1,624)
Unrealized gain on hedge instruments, net of tax	—	—	—	—	—	—	—
Net income	—	—	—	—	14,186	—	14,186
Balances at March 29, 2025	79,050	$858	$814,309	$—	$240,303	$(219,310)	$836,160
Issuance of common stock (1)	130	1	470	—	—	—	471
Stock-based compensation	—	—	5,280	—	—	—	5,280
Purchase of treasury stock	(5)	—	—	—	—	(55)	(55)
Unrealized gain on hedge instruments, net of tax	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	8,725	—	8,725
Balances at June 28, 2025	79,175	$859	$820,059	$—	$249,028	$(219,365)	$850,581
(1) Consists primarily of the vesting of shares issued under the Company’s stock incentive plans and Associate Share Purchase Plan.

	Three and Six Months Ended June 29, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
In thousands	Shares	Amount
Balances at December 30, 2023	78,311	$848	$788,967	$(419)	$254,616	$(214,594)	$829,418
Issuance of common stock (1)	363	4	312	—	—	—	316
Stock-based compensation	—	—	2,431	—	—	—	2,431
Purchase of treasury stock	(116)	—	—	—	—	(2,721)	(2,721)
Unrealized gain on hedge instruments, net of tax	—	—	—	190	—	—	190
Net income	—	—	—	—	11,685	—	11,685
Balances at March 30, 2024	78,558	$852	$791,710	$(229)	$266,301	$(217,315)	$841,319
Issuance of common stock (1)	73	1	353	—	—	—	354
Stock-based compensation	—	—	4,749	—	—	—	4,749
Purchase of treasury stock	(3)	—	—	—	—	(54)	(54)
Unrealized gain on hedge instruments, net of tax	—	—	—	165	—	—	165
Net income (loss)	—	—	—	—	(3,125)	—	(3,125)
Balances at June 29, 2024	78,628	$853	$796,812	$(64)	$263,176	$(217,369)	$843,408
(1) Consists primarily of the vesting of shares issued under the Company’s stock incentive plans and Associate Share Purchase Plan.
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
In thousands	June 28, 2025	June 29, 2024
Cash flows from operating activities:
Net income	$22,911	$8,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,499	47,244
Amortization of debt discount and deferred financing costs	674	1,261
Amortization of cloud computing implementation costs	4,636	2,330
Asset impairment	502	3,975
Deferred income tax expense (benefit)	(9,800)	(5,425)
Stock-based compensation expense	12,335	7,246
(Gains) on change in fair value of derivatives	—	(66)
Inventory adjustments	1,801	2,951
Other	(149)	1,218
Changes in operating assets and liabilities:
Accounts receivable	3,629	24,351
Inventories	2,469	26,000
Operating lease right of use assets and lease liabilities	(1,117)	(1,722)
Other assets	(26,815)	1,248
Accounts payable	11,456	(17,587)
Deferred and unearned revenue	3,609	(6,721)
Other liabilities	14,860	(19,415)
Net cash provided by operating activities	86,500	75,448
Cash flows from investing activities:
Purchase of property and equipment	(32,075)	(39,620)
Other	(849)	1,577
Net cash used for investing activities	(32,924)	(38,043)
Cash flows from financing activities:
Repayments on long-term debt	(91,399)	(3,750)
Borrowings on long-term debt	15,000	—
Proceeds from issuance of common stock	736	670
Purchase of treasury stock	(1,679)	(2,775)
Payments on finance lease obligations	(1,483)	(1,585)
Net cash used for financing activities	(78,825)	(7,440)
Net change in cash, cash equivalents and restricted cash	(25,249)	29,965
Cash, cash equivalents and restricted cash, beginning of year	75,237	151,027
Cash, cash equivalents and restricted cash, end of period (See Note 4)	$49,988	$180,992

Supplemental cash flow disclosure information:
Cash paid for interest	$10,151	$4,196
Cash paid for taxes	$16,964	$5,084
Capital expenditures accrued at the end of the period	$11,952	$12,124
Operating cash outflows - operating leases	$59,013	$55,615
Right of use assets acquired under operating leases	$27,036	$53,664
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Basis of Presentation
Nature of Operations
National Vision Holdings, Inc. (“NVHI,” the “Company,” “we,” “our,” or “us”) is a holding company whose operating subsidiaries include its indirect wholly-owned subsidiary, National Vision, Inc. (“NVI”) and NVI’s wholly-owned subsidiaries. We are a leading value retailer of eyeglasses and contact lenses in the United States (the “U.S.”). We operated 1,240 and 1,240 retail optical locations in the U.S. and its territories as of June 28, 2025 and December 28, 2024, respectively, through our four store brands, including America’s Best Contacts and Eyeglasses (“America’s Best”), Eyeglass World, Vista Optical locations on select U.S. Army/Air Force military bases (“Military”) and within select Fred Meyer stores.
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
Certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted; however, we believe that the disclosures included herein are sufficient for a fair presentation of the information presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the fiscal year ended December 28, 2024 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2025 (the “2024 Annual Report on Form 10-K.”) The Company’s significant accounting policies are set forth in Note 1. within those consolidated financial statements. We use the same accounting policies in preparing interim condensed consolidated financial information and annual consolidated financial statements. There were no changes to our significant accounting policies during the six months ended June 28, 2025.
The condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Refer to Part II. Item 8. Note 2. “Discontinued Operations” of the 2024 Annual Report on Form 10-K for more information on discontinued operations.
The Company has consolidated certain entities meeting the definition of a variable interest entity (“VIE”) as the Company concluded that it is the primary beneficiary of the entities under the provisions of Accounting Standards Codification 810, Consolidation. As of June 28, 2025, the variable interest entities include 29 professional corporations. The total assets of the consolidated VIEs included in the accompanying Condensed Consolidated Balance Sheets as of June 28, 2025 and December 28, 2024, were $8.2 million and $7.0 million, respectively, and the total liabilities of the consolidated VIEs were $8.7 million and $8.4 million, respectively.
Fiscal Year
Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31. Fiscal year 2025 contains 53 weeks and will end on January 3, 2026. All three and six month periods presented herein contain 13 and 26 weeks, respectively. All references to years and quarters relate to fiscal periods rather than calendar periods.
Seasonality
The consolidated results of operations for the three and six months ended June 28, 2025 and June 29, 2024, are not necessarily indicative of the results to be expected for the full fiscal year due to seasonality and uncertainty of general economic conditions that may impact our key markets. Historically, our business has realized a higher portion of net revenue, income from operations, and cash flows from operations in the first half of the year, and a lower portion of net revenue, income from operations, and cash flows from operations in the fourth fiscal quarter. The first half seasonality is attributable primarily to the timing of our customers’ personal income tax refunds and annual health insurance program start/reset periods. Seasonality related to fourth quarter holiday spending by retail customers generally does not impact our business. Our quarterly consolidated results generally may also be affected by the timing of new store openings, store closings, and certain holidays.
CARES Act
Accounts receivable, net on the Condensed Consolidated Balance Sheets as of June 28, 2025 and December 28, 2024 includes $9.0 million receivable under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.

Accounts Receivable
Allowance for credit loss was $(0.2) million and $(0.2) million as of June 28, 2025 and December 28, 2024, respectively.
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
Lease income
Rental income primarily from sub-leasing store space to independent optometrists, which is presented in selling, general and administrative “SG&A” expenses in the Company’s Condensed Consolidated Statements of Operations, was $0.3 million and $0.7 million for the three and six months ended June 28, 2025 compared to $0.3 million and $0.7 million for the three and six months ended and June 29, 2024.
Stock-Based Compensation
During the six months ended June 28, 2025, we granted performance stock units to certain employees. The number of shares issued at the end of the three-year performance period will be determined by the level of achievement of predefined performance goals, including adjusted operating income, return on invested capital and relative total shareholder return versus a peer group. We recognize compensation expense on performance stock units ratably over the requisite performance period of the award to the extent management views the performance goals as probable of attainment. We recognize compensation expense for the fair value of the relative total shareholder return versus the peer group component over the requisite service period of such awards using a Monte Carlo simulation.
Asset Impairment
Non-cash impairment charges of $0.5 million were recorded for the six months ended June 28, 2025 related to our tangible long-lived store assets and Right of Use (“ROU”) assets, compared to $3.5 million and $4.0 million related to tangible long-lived store assets and ROU assets for the three and six months ended June 29, 2024. The impairments were recognized in Corporate and other, and are reflected in Asset impairment in the Condensed Consolidated Statements of Operations and Comprehensive Income. Refer to Note 5. “Fair Value Measurement” for additional information on impairment charges.
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
Income Taxes
For the first and second quarters of 2025, the Company’s quarterly provision (benefit) for income taxes was calculated using the annualized effective tax rate (“AETR”) method, which applies an estimated annual effective tax rate to pre-tax income or loss. For the three and six months ended June 29, 2024, the Company calculated the provision (benefit) for income taxes using a discrete effective tax rate (“ETR”) method. The Company determined that due to the fact that small changes in the Company’s estimated pretax income or loss would result in significant changes in the estimated AETR, the AETR method would not provide a reliable estimate for the three and six months ended June 29, 2024.

Our effective tax rate for the three months ended June 28, 2025 was 28.7%, reflecting our statutory federal and state rate of 25.2% and other effects of other permanent items. Our effective tax rate for the six months ended June 28, 2025 was 32.2%, reflecting our statutory federal and state rate of 25.2%, discrete effects of permanent adjustments related to equity compensation and other effects of permanent items.
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

Subsequent to the date of the financial statements, the One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. The Company continues to evaluate the impact of this legislation on its financial position. The OBBBA is not currently expected to materially impact the Company’s effective tax rate in the current fiscal year.

Investments
In the second quarter of fiscal year 2023, we completed an investment in the equity of an entity specializing in applying artificial intelligence-powered screening and diagnostic tools to retinal imaging. As of June 28, 2025, we have invested a total of $3.3 million in the equity of the entity. The investment is valued at cost. In addition, we completed an investment in a convertible promissory note issued by this entity. Refer to Note 5. “Fair Value Measurement” for more information on the promissory note. These investments are recognized in Other assets in the Condensed Consolidated Balance Sheets and in Other in the investing section of the Condensed Consolidated Statements of Cash Flows.
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
Credit Losses for Accounts Receivable and Contract Assets. In July 2025, FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update provides a practical expedient which allows an entity to assume that, for purposes of estimating expected credit losses related to an asset, current conditions as of a balance sheet date do not change for the remaining life of the asset. This guidance is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of the guidance on the consolidated financial statements and disclosures.
The FASB issued other accounting guidance during the period that is not currently applicable or expected to have a material impact on the Company’s financial statements, and therefore, is not described above.

2. Discontinued Operations
We recorded a net expense of $2.9 million and $5.7 million during the three and six months ended June 29, 2024, respectively, associated with our discontinued operations, which consisted of severance benefits, early termination fees, and other exit-related costs. These charges were recorded in both Selling, general, and administrative expenses and Costs applicable to revenue for discontinued operations. The plan has been substantially completed and we do not anticipate additional material costs related to this plan.
The following table presents loss from discontinued operations, net of tax:

	Three Months Ended	Six Months Ended
In thousands	June 29, 2024	June 29, 2024
Revenue:
Net product sales	$53,471	$127,070
Net sales of services and plans	—	4,513
Total net revenue	53,471	131,583
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	49,901	109,528
Services and plans	7	2,762
Total costs applicable to revenue	49,908	112,290
Operating expenses:
Selling, general and administrative expenses	6,542	23,164
Depreciation and amortization	370	1,331
Other expense (income), net	(8)	(20)
Total operating expenses	6,904	24,475
Loss from discontinued operations before income taxes	(3,341)	(5,182)
Income tax (benefit) from discontinued operations	(1,257)	(3,030)
Loss from discontinued operations, net of tax	$(2,084)	$(2,152)

The following table presents significant non-cash items and cash flows from investing activities related to discontinued operations:

Six Months Ended
In thousands	June 29, 2024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,331
Stock-based compensation expense	81
Inventory adjustments	441
Other	(564)
Cash flows from investing activities:
Other	1,732

3. Severance Benefits
During the six months ended June 28, 2025, we recognized $2.1 million related to severance benefits for certain associates in the Corporate and other category within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income. These charges were recognized in accordance with FASB guidance on employers’ accounting for postemployment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate.

4. Details of Certain Balance Sheet Accounts
The following table provides a reconciliation of cash and cash equivalents reported within the Condensed Consolidated Balance sheets to the total of Cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statement of Cash Flows:

	Six Months Ended
In thousands	June 28, 2025	June 29, 2024
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$48,471	$179,515
Restricted cash included in other assets (1)	1,517	1,477
	$49,988	$180,992
(1) Restricted cash relates to regulatory requirements associated with our FirstSight operations.

The following tables provide additional details of Inventories, net as of the dates shown below:

In thousands	As of June 28, 2025	As of December 28, 2024
Inventories, net:
Raw materials and work in process (1)	$61,364	$66,056
Finished goods	28,284	27,862
	$89,648	$93,918
(1)Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not separately present raw materials and work in process.

5. Fair Value Measurement
Recurring fair value measurements
Convertible Promissory Note
On December 17, 2024, the Company purchased $1.3 million principal amount of a convertible promissory note issued by a private company. During the three months ended June 29, 2024, the Company purchased an additional $0.8 million in the same instrument. As of June 28, 2025, given the lack of material underlying changes we estimated the fair value of the convertible promissory note to be $2.1 million. Refer to Note 1. for information on other investments in this entity.
Non-recurring fair value measurements
Long-lived Store and ROU Store Assets
We recognized impairments of $0.5 million during the six months ended June 28, 2025, and $3.5 million and $4.0 million during the three and six months ended June 29, 2024, respectively, primarily related to our long-lived tangible store assets and ROU assets. A decrease in the estimated cash flows would lead to a lower fair value measurement, as would an increase in the discount rate. These non-recurring fair value measurements are classified as Level 3 measurements in the fair value hierarchy.
The cash flows used in estimating fair value were discounted using a market rate of 10.5% and 11.5% during the six months ended June 28, 2025 and June 29, 2024, respectively. The estimated remaining fair value of the store assets impaired during the six months ended June 28, 2025 and June 29, 2024 was $0.5 million and $0.5 million, respectively. Substantially all of the remaining fair value of the impaired store assets represents the fair value of ROU assets.
Additional fair value information
Term Loan A and Revolving Loans
Since the borrowings under first lien term loan (“Term Loan A”) and revolving credit loans (the “Revolving Loans”) utilize variable interest rate setting mechanisms such as Term SOFR, the fair values of these borrowings are deemed to approximate the carrying values. We also considered the effect of our own credit risk on the fair values of Term Loan A and Revolving Loans. Refer to Note 6. “Debt” for more information on these borrowings.

6. Debt
Our debt consists of the following:

In thousands	As of June 28, 2025	As of December 28, 2024
2025 Notes, due May 15, 2025	$—	$84,774
Term Loan A, due June 13, 2028	247,563	254,188
Revolving Loans, due June 13, 2028 (aggregate principal amount $300 million)	15,000	—
Debt before unamortized discount and issuance costs	262,563	338,962
Unamortized discount and issuance costs - 2025 Notes	—	(191)
Unamortized discount and issuance costs - Term Loan A	(1,374)	(1,602)
Debt less debt discount and issuance costs	261,189	337,169
Less current maturities	(13,250)	(98,024)
Long-term debt - noncurrent portion	247,939	239,145
Finance lease obligations	11,213	12,833
Less current maturities	(3,532)	(3,368)
Long-term debt and finance lease obligations, less current portion, discount, and issuance costs	$255,620	$248,610
Scheduled annual maturities of debt are as follows:

Fiscal Period	In thousands
2025 - remainder of fiscal year	$9,938
2026	13,250
2027	13,250
2028	226,125
2029	—
Thereafter	—
$262,563
We were in compliance with all covenants related to our debt as of June 28, 2025.
2025 Notes
During the three months ended June 28, 2025, the Company fully repaid the 2.50% convertible senior notes due on May 15, 2025 (“2025 Notes”), of which there was $84.8 million outstanding, at maturity for $85.8 million, inclusive of $1.0 million of accrued interest.
We recognized the following in Interest expense, net related to the 2025 Notes:

	Three Months Ended		Six Months Ended
In thousands	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Contractual interest expense	$272	$1,891	$802	$3,781
Amortization of issuance costs	$66	$446	$191	$888
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

The following disaggregation of revenues depicts our revenue based on the timing of revenue recognition:

	Three Months Ended		Six Months Ended
In thousands	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenues recognized at a point in time	$454,709	$419,747	$933,237	$870,562
Revenues recognized over time	31,714	31,986	63,510	63,965
Total net revenue	$486,423	$451,733	$996,747	$934,527
Refer to Note 9. “Segment Reporting” for the Company’s disaggregation of net revenue. As our operating segments are aligned by similar economic factors, trends and customers, the reportable segment view best depicts how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors.
We record reductions in revenue for estimated price concessions granted to managed care providers. The Company considers its revenue from managed care customers to include variable consideration and estimates such amounts associated with managed care customer revenues using the history of concessions provided and cash receipts from managed care providers. We reduced our net revenue for variable consideration of $4.5 million and $3.1 million during the three months ended June 28, 2025 and June 29, 2024, respectively, and $7.7 million and $7.0 million during the six months ended June 28, 2025 and June 29, 2024, respectively.
Unsatisfied Performance Obligations (Contract Liabilities)
During the three months ended June 28, 2025 and June 29, 2024, we recognized $22.9 million and $23.1 million, respectively, of deferred revenues outstanding at the beginning of each respective period. During the six months ended June 28, 2025 and June 29, 2024, we recognized $40.7 million and $41.2 million, respectively, of deferred revenues outstanding at the beginning of each respective period.
Our deferred revenue balance as of June 28, 2025 and December 28, 2024 was $87.5 million and $84.6 million, respectively. We expect future revenue recognition of the June 28, 2025 balance of $42.1 million, $32.9 million, $11.1 million and $1.4 million in fiscal years 2025, 2026, 2027 and 2028, respectively.

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
On September 23, 2022, we were served with notice of a lawsuit filed by a former employee in California state court alleging, on behalf of a proposed class of employees, several violations of California wage and hour laws. On December 9, 2022, the case was removed to the federal District Court for the Northern District of California. On January 18, 2023, we were served with a related representative action filed in California state court pursuant to California’s Private Attorneys General Act. We filed an answer to this action on February 17, 2023. On September 29, 2023, the state court set the PAGA action for trial on October 7, 2024. The parties attended mediation on March 11, 2024, but a resolution of the matter was not reached at that time. Following mediation, the parties agreed to a settlement of all claims alleged by the named plaintiff on behalf of himself and all putative class members and other aggrieved employees. The Company will pay $4.5 million for the gross settlement fund in connection with the settlement. The settlement is subject to approval by the court following a fairness hearing. The parties agreed to move the federal and state court actions to state court for review of the settlement terms agreed to by the parties. The Sacramento County state court entered preliminary approval of the settlement on March 21, 2025, and scheduled a hearing for final approval. On July 25, 2025, the court issued final approval of the settlement and, absent any appeals of the court’s final approval or other legal challenges, the settlement agreement is effective and the Company will issue payment by October 7, 2025.

On June 6, 2023, the Company was served with notice of a former employee’s intention to file a representative action against the Company pursuant to California’s Private Attorneys General Act based on alleged violations of California’s wage and hour laws. On June 22, 2023, the Company was served with a related lawsuit filed by the former employee in California state court alleging, on behalf of a proposed class of employees, violations of California wage and hour laws. On July 24, 2023, the Company filed its answer and a notice of removal of the case to the federal District Court for the Southern District of California. On July 28, 2023, the Company filed a Notice of Related Cases, seeking for both the case currently pending in the Northern District of California and described in the paragraph above and this case to be assigned to the same Judge/Magistrate Judge in an effort to save judicial effort and avoid duplication of labor. On August 15, 2023, the parties filed a stipulation to stay the case in the Southern District of California pending the resolution of the lawsuit pending in the Northern District of California. On August 21, 2023, the court entered an Order to Show Cause why the action should not be either dismissed or transferred to the federal court for the Northern District of California. Following the parties’ submission of their respective responses, the court dismissed the action without prejudice on September 11, 2023. The plaintiff retains his ability to pursue a PAGA action in state court pursuant to the June 6, 2023, notice. On January 22, 2024, the plaintiff filed a demand for arbitration of the claims set forth in the Complaint previously filed in state court in June 2023. The Company filed its response to the arbitration demand, the arbitrator conducted a scheduling conference on April 4, 2025, and the parties commenced the formal discovery process. On April 17, 2025, the Company served a Section 998 offer of compromise in the amount of $60,000, which was accepted by the plaintiff, and the arbitrator closed its file on June 4, 2025.
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
On May 23, 2024, a stockholder derivative complaint was filed by a stockholder in the Delaware Court of Chancery, purportedly on behalf of the Company (the “Derivative Action”). The Derivative Action is based on the same alleged facts and circumstances as the Securities Class Action and names certain of the Company’s officers, including our Chief Executive Officer and former Chief Operating Officer, and the Company’s directors who were members of the Company’s Board of Directors during the relevant time period as defendants. The Derivative Action alleges claims for breach of fiduciary duty, unjust enrichment, and violations of the Exchange Act and seeks to recover damages on behalf of the Company. On July 24, 2024, the Company along with the named defendants, filed a motion to dismiss the complaint. On September 9, 2024, the plaintiff filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on October 31, 2024. The plaintiff filed an opposition to the motion to dismiss on December 16, 2024, and the defendants filed a reply brief on January 15, 2025. The court scheduled oral argument on the motion to dismiss for June 20, 2025,which was later cancelled by the court and has not yet been rescheduled. The defendants dispute the allegations made by the plaintiff and intend to vigorously defend the litigation.
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

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
In thousands
Owned & Host revenue:
Net product sales	$381,704	$349,311	$796,818	$729,907
Net sales of services and plans	92,448	90,174	192,315	186,429
Total Owned & Host revenue	474,152	439,485	989,133	916,336
Less:
Owned & Host costs applicable to revenue (exclusive of depreciation and amortization)
Cost of products	107,887	103,688	221,747	211,031
Cost of services and plans	85,597	82,322	173,868	164,664
Owned & Host SG&A	180,873	174,078	369,044	353,701
Owned & Host segment EBITDA	99,795	79,397	224,474	186,940
Other segments EBITDA (1)	(659)	(566)	(1,398)	(861)
Corporate and other	(64,947)	(58,692)	(131,549)	(117,340)
Effects of unearned and deferred revenue	4,796	3,144	(3,442)	1,207
Depreciation and amortization	(22,536)	(22,692)	(45,499)	(45,913)
Interest expense, net	(4,210)	(3,196)	(8,782)	(7,452)
Earnings (loss) from continuing operations before income taxes	$12,239	$(2,605)	$33,804	$16,581
(1) Includes results related to our dedicated e-commerce website and FirstSight.

The following table presents a reconciliation of revenue:

	Three Months Ended		Six Months Ended
In thousands	June 28, 2025	June 29, 2024	June 28, 2025		June 29, 2024
Revenue
Owned & Host	$474,152	$439,485	$989,133		$916,336
Other segments revenue	5,719	8,099	11,353	16,344	16,344
Effects of unearned and deferred revenue	6,552	4,149	(3,739)		1,847
Total consolidated revenue	$486,423	$451,733	$996,747		$934,527

10. Earnings (Loss) Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings / (loss) per share (“EPS”) calculations is as follows:

	Three Months Ended		Six Months Ended
In thousands, except per share amounts	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Numerator:
Income (loss) from continuing operations	$8,725	$(1,041)	$22,911	$10,712
Loss from discontinued operations, net of tax	$—	$(2,084)	$—	$(2,152)
Net income (loss)	$8,725	$(3,125)	$22,911	$8,560

Denominator:
Weighted average shares outstanding, Basic	79,079	78,575	78,968	78,480
Effect of dilutive securities:
Stock options	11	—	6	41
Restricted stock units	967	—	684	253
Weighted average shares outstanding, Diluted	80,057	78,575	79,658	78,774

Basic earnings (loss) per share:
Continuing operations	$0.11	$(0.01)	$0.29	$0.14
Discontinued operations	$—	$(0.03)	$—	$(0.03)
Total	$0.11	$(0.04)	$0.29	$0.11

Diluted earnings (loss) per share:
Continuing operations	$0.11	$(0.01)	$0.29	$0.14
Discontinued operations	$—	$(0.03)	$—	$(0.03)
Total	$0.11	$(0.04)	$0.29	$0.11
Anti-dilutive securities excluded from diluted weighted average common shares	822	11,385	1,112	11,074

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
Overview
We are one of the largest optical retailers in the U.S. and a leader in the value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best, regardless of their budget. Our mission is to make quality eye care and eyewear affordable and accessible to all Americans. We achieve this by providing eye exams, eyeglasses and contact lenses to value-seeking consumers. We deliver exceptional value and convenience to our customers, with attractive price points that provide value for a range of consumers. We reach our customers through a diverse portfolio of 1,240 retail stores across four brands and associated omni-channel consumer websites as of June 28, 2025.
Brand and Segment Information
As of June 28, 2025, our operations consisted of one reportable segment. During fiscal year 2024, our Walmart store operations, including our former Legacy reportable segment and components of our AC Lens operating segment met the requirements to be classified as discontinued operations. Refer to Part II. Item 8. Note 2. “Discontinued Operations” of the 2024 Annual Report on Form 10-K for more information on discontinued operations.
•Owned & Host - As of June 28, 2025, our owned brands consisted of 1,045 America’s Best Contacts and Eyeglasses (“America’s Best”) retail stores and 122 Eyeglass World retail stores. Our Host brands consisted of 53 Vista Optical locations on select military bases and 20 Vista Optical locations within select Fred Meyer stores as of June 28, 2025. All brands utilize our centralized laboratories. This segment also includes sales from our America’s Best, Eyeglass World, and Military omni-channel websites.
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
The United States has recently announced changes to U.S. trade policy, including increasing tariffs on imports, in some cases significantly, and potentially negotiating, or terminating existing, trade agreements. For example, on April 2, 2025, the United States announced a new universal baseline tariff of 10%, plus an additional country-specific tariff for select trading partners, on all U.S. imports. These actions, and retaliatory tariffs imposed by other countries on U.S. exports, have led to significant volatility and uncertainty in global markets, which is continuing. Additionally, the U.S. government has announced and rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. Less than 10% of our costs applicable to revenue are directly subject to tariffs from China. In Mexico, where our exposure relates to our outsourcing relationship with our third-party laboratory, we have mitigation plans in place and we estimate that less than one percent of our costs applicable to revenue are subject to tariffs in Mexico. We are continuing to evaluate these developments, including resulting impacts on our supply chain, commodity costs, and consumer spending, and our ability to offset a portion of these costs to mitigate the impact on our business, consolidated results of operations, and financial condition.
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
Additionally, our ability to continue to attract and retain qualified vision care professionals impacts exam capacity and our operations. We believe factors such as an increasingly challenging recruiting market (in particular for new graduates), preferences for adjusted work schedules, and the demand for optometrists exceeding supply in certain areas have caused constraints in vision care professional availability, and therefore exam capacity, which are continuing. As a result, recruiting and retaining optometrists has become more challenging and the costs to employ or retain optometrists have increased and may increase further, potentially materially. Further, a limited number of professional corporations or similar entities provide for the vision care services at a number of our retail locations, exposing us to some concentration risk. A material change in our relationship with vision care professionals, whether resulting from constraints in exam capacity, a dispute with an eye care practitioner or a group of eye care practitioners controlling multiple practice locations, a government or regulatory authority challenging our operating structure or our relationship with vision care professionals, or other changes to applicable laws or regulations (or interpretations of the same), or the loss of these relationships, could impair our ability to provide services to our customers, cause our customers to go elsewhere for their optical needs, or result in legal sanctions against us. From time to time, we may elect to make strategic changes to our doctor model or otherwise make changes to our relationships with one or more of these practices, which could also lead to any of these risks.
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
New Store Openings
The total number of new stores per year and the timing of store openings has had an impact, and we expect will continue to have an impact, on our results. We plan to open approximately 32 new stores in fiscal year 2025 to allow us to invest capital in existing operations to enhance the overall store experience. We are continuing to monitor and determine our plans for future new store openings at a level appropriate for incremental free cash flow generation.
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

	Three Months Ended		Six Months Ended
In thousands, except earnings per share, percentage and store data	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenue:
Net product sales	$394,589	$361,967	$807,354	$750,050
Net sales of services and plans	91,834	89,766	189,393	184,477
Total net revenue	486,423	451,733	996,747	934,527
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	114,686	111,213	231,600	224,417
Services and plans	85,685	82,367	173,961	164,709
Total costs applicable to revenue	200,371	193,580	405,561	389,126
Operating expenses:
Selling, general and administrative expenses	247,167	231,353	502,699	471,481
Depreciation and amortization	22,536	22,692	45,499	45,913
Asset impairment	—	3,519	502	3,975
Other expense (income), net	(100)	(2)	(100)	(1)
Total operating expenses	269,603	257,562	548,600	521,368
Income from operations	16,449	591	42,586	24,033
Interest expense, net	4,210	3,196	8,782	7,452
Earnings (loss) from continuing operations before income taxes	12,239	(2,605)	33,804	16,581
Income tax provision (benefit)	3,514	(1,564)	10,893	5,869
Income (loss) from continuing operations	8,725	(1,041)	22,911	10,712
Loss from discontinued operations, net of tax (See Note 2)	—	(2,084)	—	(2,152)
Net income (loss)	$8,725	$(3,125)	$22,911	$8,560

Supplemental operating data:
Number of stores open at end of period	1,240	1,216	1,240	1,216
New stores opened during the period	8	17	17	31
Adjusted Operating Income from continuing operations	$23,801	$14,073	$65,076	$47,967
Diluted earnings (loss) per share from continuing operations	$0.11	$(0.01)	$0.29	$0.14
Adjusted Diluted EPS from continuing operations	$0.18	$0.15	$0.52	$0.44
Adjusted EBITDA from continuing operations	$46,168	$36,383	$110,237	$93,117

Percentage of net revenue:
Total costs applicable to revenue	41.2%	42.9%	40.7%	41.6%
Selling, general and administrative expenses	50.8%	51.2%	50.4%	50.5%
Total operating expenses	55.4%	57.0%	55.0%	55.8%
Income (loss) from continuing operations	1.8%	(0.2)%	2.3%	1.1%
Adjusted Operating Income from continuing operations	4.9%	3.1%	6.5%	5.1%
Adjusted EBITDA from continuing operations	9.5%	8.1%	11.1%	10.0%

Three Months Ended June 28, 2025 compared to Three Months Ended June 29, 2024
Certain components of our operations met the requirements to be classified as discontinued operations. Refer to Note 2. “Discontinued Operations” in Part II. of the 2024 Annual Report on Form 10-K for information related to our discontinued operations. Unless otherwise noted, the discussion of U.S. GAAP results below is based on results from continuing operations.
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue from continuing operations for the three months ended June 28, 2025 compared to the three months ended June 29, 2024.

	Comparable store sales growth from continuing operations(1)		Stores open at end of period		Net revenue(1)(2)
In thousands, except percentage and store data	Three Months Ended June 28, 2025	Three Months Ended June 29, 2024	June 28, 2025	June 29, 2024	Three Months Ended June 28, 2025		Three Months Ended June 29, 2024
Owned & Host segment
America’s Best	6.3%	2.9%	1,045	1,003	$416,775	85.7%	$381,647	84.5%
Eyeglass World	2.8%	(0.5)%	122	130	49,105	10.1%	49,489	11.0%
Military	4.4%	(0.1)%	53	54	5,844	1.2%	5,625	1.2%
Fred Meyer	6.9%	(2.7)%	20	29	2,428	0.5%	2,724	0.6%
Owned & Host segment total			1,240	1,216	$474,152	97.5%	$439,485	97.3%
Other segments revenue	—%	—%	—	—	5,719	1.2%	8,099	1.8%
Effects of unearned and deferred revenue	—%	—%	—	—	6,552	1.3%	4,149	0.9%
Total	6.5%	2.2%	1,240	1,216	$486,423	100.0%	$451,733	100.0%
Effect of deferred and unearned revenue on comparable store sales	(0.6)%	0.2%
Adjusted Comparable Store Sales Growth from continuing operations	5.9%	2.4%
(1)We calculate total comparable store sales from continuing operations based on consolidated net revenue from continuing operations excluding the impact of (i) other segments net revenue, (ii) sales from stores opened less than 13 months, (iii) stores closed in the periods presented, (iv) sales from partial months of operation when stores do not open or close on the first day of the month and (v) if applicable, the impact of a 53rd week in a fiscal year. Brand-level comparable store sales growth and net revenue are calculated based on cash basis revenues consistent with what the CODM reviews, and consistent with reportable segment revenues presented in Note 9. “Segment Reporting” in our unaudited condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q.
(2)Percentages reflect line item as a percentage of net revenue, adjusted for rounding.

Total net revenue of $486.4 million for the three months ended June 28, 2025 increased $34.7 million, or 7.7%, from $451.7 million for the three months ended June 29, 2024. Approximately 70% of the increase was driven by growth from Adjusted Comparable Store Sales Growth from continuing operations and approximately 40% of the increase was driven by new store sales, partially offset by approximately 10% from effects of closed stores. Net revenue includes a positive 0.6% impact from the timing of unearned revenue for the three months ended June 28, 2025 as compared to three months ended June 29, 2024
Comparable store sales growth from continuing operations and Adjusted Comparable Store Sales Growth from continuing operations for the three months ended June 28, 2025 were 6.5% and 5.9%, respectively, both reflecting a higher average ticket and continued strength in the managed care cohort, partially offset by a slight decrease in customer traffic.
In the three months ended June 28, 2025, we opened eight America’s Best stores and closed five America’s Best stores. We also converted four Eyeglass World stores to America’s Best stores from June 29, 2024 to June 28, 2025. Overall, store count grew 2.0% from June 29, 2024 to June 28, 2025 (exclusive of the aforementioned conversions, we had 38 net new America’s Best stores, nine net closures of Fred Meyer stores, four net closures of Eyeglass World stores, and one net closure of a Military store).

Net product sales comprised 81.1% and 80.1% of total net revenue for the three months ended June 28, 2025 and June 29, 2024, respectively. Net product sales increased $32.6 million, or 9.0%, in the three months ended June 28, 2025 compared to the three months ended June 29, 2024, driven primarily by pricing and product mix initiatives in eyeglass sales of $29.9 million, contact lens sales of $2.6 million and other add-on sales.
Net sales of services and plans for the three months ended June 28, 2025 increased $2.1 million, or 2.3%, compared to the three months ended June 29, 2024, driven primarily by higher eye exam revenues of $1.8 million, or 3.2%.
Owned & Host segment net revenue. Net revenue increased $34.7 million, or 7.9%, driven primarily by comparable store sales growth and new store openings, partially offset by closed stores.
Effects of unearned and deferred revenue. Unearned and deferred revenue positively impacted net revenue by $2.4 million in the three months ended June 28, 2025 compared to the three months ended June 29, 2024, primarily driven by $2.6 million due to the timing of unearned revenue.
Costs applicable to revenue
Costs applicable to revenue of $200.4 million for the three months ended June 28, 2025 increased $6.8 million, or 3.5%, from $193.6 million for the three months ended June 29, 2024. As a percentage of net revenue, costs applicable to revenue decreased from 42.9% for the three months ended June 29, 2024 to 41.2% for the three months ended June 28, 2025. This decrease of 170 basis points as a percentage of net revenue was primarily driven by a margin improvement of 70 basis points of eyeglass frames, lenses and bundled packages and a favorable shift in product and service mix related to average customer ticket of 110 basis points, leveraging of optometrist-related costs of 60 basis points, partially offset by lower growth in eye exam margin and other add-ons revenue margin of 70 basis points.
Costs of products as a percentage of net product sales decreased from 30.7% for the three months ended June 29, 2024 to 29.1% for the three months ended June 28, 2025, primarily driven by a margin improvement of eyeglass frames, lenses and bundled packages and a favorable shift in product mix related to average customer ticket.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales decreased from 29.7% for the three months ended June 29, 2024 to 28.3% for the three months ended June 28, 2025, primarily driven by a margin improvement of eyeglass frames, lenses and bundled packages and a favorable shift in product mix related to average customer ticket.
Costs of services and plans as a percentage of net sales of services and plans increased from 91.8% for the three months ended June 29, 2024 to 93.3% for the three months ended June 28, 2025. The increase was driven by lower growth in eye exam margin and other add-ons revenue.
Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 91.3% for the three months ended June 29, 2024 to 92.6% for the three months ended June 28, 2025, and was driven by lower growth in eye exam margin and other add-ons revenue.
Selling, general and administrative
SG&A of $247.2 million for the three months ended June 28, 2025 increased $15.8 million, or 6.8%, from the three months ended June 29, 2024. As a percentage of net revenue, SG&A decreased from 51.2% for the three months ended June 29, 2024 to 50.8% for the three months ended June 28, 2025. SG&A as a percentage of net revenue was impacted by lower advertising investments of 60 basis points, lower legal and professional fees of 40 basis points, and lower occupancy expenses of 30 basis points, partially offset by higher variable incentive compensation expenses related to revenue and profitability growth of 90 basis points and other operating expenses.
Owned & Host SG&A. SG&A as a percentage of net revenue decreased from 39.6% for the three months ended June 29, 2024 to 38.1% for the three months ended June 28, 2025, primarily driven by lower advertising investments, occupancy expenses and other operating expenses.
Depreciation and amortization
Depreciation and amortization expense of $22.5 million for the three months ended June 28, 2025 decreased $0.2 million, or 0.7%, from $22.7 million for the three months ended June 29, 2024 primarily driven by lower amortization of intangible assets.
Asset Impairment
We recognized no impairment during the three months ended June 28, 2025, compared to $3.5 million impairment recognized during the three months ended June 29, 2024 for tangible long-lived assets and ROU assets associated with our retail stores. The store asset impairment charge during the three months ended June 29, 2024 is related to our Owned & Host segment and is driven by lower than projected customer sales and profitability in certain stores, and other entity-specific assumptions. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and the likelihood that these scenarios would be ultimately realized; and the remaining useful lives of the assets. Asset impairment expenses were recognized in corporate and other.
Interest expense, net
Interest expense, net, was $4.2 million for the three months ended June 28, 2025, compared to $3.2 million for the three months ended June 29, 2024. The change was primarily a result of lower interest income on cash balances of $1.7 million, partially offset by lower interest expense on our debt of $0.4 million.
Income tax provision (benefit)
Our effective tax rates for the three months ended June 28, 2025 and June 29, 2024 were 28.7% and 60.0%, respectively. The change in effective tax rates was primarily driven by the tax impacts of consolidated VIEs, coupled with non-deductible compensation and other effects of permanent items. The change in effective rates was also influenced by using the ETR method during the three months ended June 29, 2024 and the AETR method during the three months ended June 28, 2025.
Discontinued Operations
Loss from discontinued operations, net of tax of $2.1 million for the three months ended June 29, 2024 represents loss prior to the wind-down of the AC Lens operations. There were no discontinued operations results for the three months ended June 28, 2025.
Six Months Ended June 28, 2025 compared to Six Months Ended June 29, 2024
Certain components of our operations met the requirements to be classified as discontinued operations. Refer to Note 2. “Discontinued Operations” in Part II. of the 2024 Annual Report on Form 10-K for information related to our discontinued operations. Unless otherwise noted, the discussion of U.S. GAAP results below is based on results from continuing operations.
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue from continuing operations for the six months ended June 28, 2025 compared to the six months ended June 29, 2024.

	Comparable store sales growth from continuing operations(1)		Stores open at end of period		Net revenue(1)(2)
In thousands, except percentage and store data	Six Months Ended June 28, 2025	Six Months Ended June 29, 2024	June 28, 2025	June 29, 2024	Six Months Ended June 28, 2025		Six Months Ended June 29, 2024
Owned & Host segment
America’s Best	6.1%	2.0%	1,045	1,003	$870,506	87.3%	$792,791	84.8%
Eyeglass World	2.9%	(2.9)%	122	130	101,591	10.2%	106,449	11.4%
Military	3.0%	(0.8)%	53	54	12,010	1.2%	11,714	1.3%
Fred Meyer	4.1%	(4.3)%	20	29	5,026	0.5%	5,382	0.6%
Owned & Host segment total			1,240	1,216	$989,133	99.2%	$916,336	98.1%
Other segments revenue	—	—	—	—	11,353	1.1%	16,344	1.7%
Effects of unearned and deferred revenue	—	—	—	—	(3,739)	(0.3)%	1,847	0.2%
Total	5.2%	1.8%	1,240	1,216	$996,747	100.0%	$934,527	100.0%
Effect of deferred and unearned revenue on comparable store sales	0.5%	(0.5)%
Adjusted Comparable Store Sales Growth from continuing operations	5.7%	1.3%

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

Total net revenue of $996.7 million for the six months ended June 28, 2025 increased $62.2 million, or 6.7%, from $934.5 million for the six months ended June 29, 2024. Of the $62.2 million increase, approximately 80% was driven by Adjusted Comparable Store Sales Growth from continuing operations and approximately 50% of the increase was driven by growth from new store sales, partially offset by approximately 20% from closed stores and approximately 10% by effects of unearned revenue for the period. Net revenue includes a negative (0.5)% impact from the timing of unearned revenue for the six months ended June 28, 2025 as compared to six months ended June 29, 2024.
Comparable store sales growth from continuing operations and Adjusted Comparable Store Sales Growth from continuing operations for the six months ended June 28, 2025 were 5.2% and 5.7%, respectively, both reflecting a higher average ticket, a slight increase in customer traffic and continued strength in the Company’s managed care cohort.
In the six months ended June 28, 2025, we opened 17 new America’s Best stores, closed nine Fred Meyer stores and eight America’s Best stores. We also converted four Eyeglass World stores to America’s Best stores from June 29, 2024 to June 28, 2025. Overall, store count grew 2.0% from June 29, 2024 to June 28, 2025 (exclusive of the aforementioned conversions, we had 38 net new America’s Best stores, nine net closures of Fred Meyer stores, four net closures of Eyeglass World stores, and one net closure of a Military store).
Net product sales comprised 81.0% and 80.3% of total net revenue for the six months ended June 28, 2025 and June 29, 2024, respectively. Net product sales increased $57.3 million, or 7.6%, in the six months ended June 28, 2025 compared to the six months ended June 29, 2024, primarily due to pricing and product mix initiatives in eyeglass sales of $51.5 million, contact lens sales of $4.6 million and other add-on sales.
Net sales of services and plans for the six months ended June 28, 2025 increased $4.9 million, or 2.7%, compared to the six months ended June 29, 2024, driven primarily by higher exam revenues of $5.3 million, or 4.4%.
Owned & Host segment net revenue. Net revenue increased $72.8 million, or 7.9%, driven primarily by comparable store sales growth and new store openings, partially offset by closed stores.
Effects of unearned and deferred revenue. Unearned and deferred revenue negatively impacted net revenue by $5.6 million in the six months ended June 28, 2025 compared to the six months ended June 29, 2024, primarily driven by $4.6 million due to the timing of unearned revenue.
Costs applicable to revenue
Costs applicable to revenue of $405.6 million for the six months ended June 28, 2025 increased $16.4 million, or 4.2%, from $389.1 million for the six months ended June 29, 2024. As a percentage of net revenue, costs applicable to revenue decreased from 41.6% for the six months ended June 29, 2024 to 40.7% for the six months ended June 28, 2025. This decrease of 90 basis points as a percentage of net revenue was primarily driven by a margin improvement of 60 basis points for eyeglass frames, lenses and bundled packages, a favorable shift in product and services mix related to average customer ticket of 80 basis points and leveraging of optometrist-related costs of 20 basis points, partially offset by lower growth in eye exam margin and other add-ons revenue margin of 60 basis points and a 10 basis point decrease in margins of contact lenses.
Costs of products as a percentage of net product sales decreased from 29.9% for the six months ended June 29, 2024 to 28.7% for the six months ended June 28, 2025 primarily driven by margin improvement of eyeglass frames, lenses and bundled packages and a favorable product mix shift related to average customer ticket, partially offset by a slight decrease in margins of contact lenses.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales decreased from 28.9% for the six months ended June 29, 2024 to 27.8% for the six months ended June 28, 2025, primarily driven by margin improvement of eyeglass frames, lenses and bundled packages, partially offset by a slight decrease in margins of contact lenses.
Costs of services and plans as a percentage of net sales of services and plans increased from 89.3% for the six months ended June 29, 2024 to 91.9% for the six months ended June 28, 2025. The increase was primarily driven by lower growth in eye exam margin and other add-ons revenue.

Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 88.3% for the six months ended June 29, 2024 to 90.4% for the six months ended June 28, 2025. The increase was primarily driven by lower growth in eye exam margin and other add-ons revenue.
Selling, general and administrative
SG&A of $502.7 million for the six months ended June 28, 2025 increased $31.2 million, or 6.6%, from the six months ended June 29, 2024. As a percentage of net revenue, SG&A decreased from 50.5% for the six months ended June 29, 2024 to 50.4% for the six months ended June 28, 2025. SG&A as a percentage of net revenue was impacted by lower advertising investments of 60 basis points and a non-recurring litigation settlement from prior year of 50 basis points and other expenses of 10 basis points, partially offset by increases in variable incentive compensation expenses of 60 basis points primarily related to revenue and profitability growth and an increase in stock-based compensation of 50 basis points.
Owned & Host SG&A. SG&A as a percentage of net revenue decreased from 38.6% for the six months ended June 29, 2024 to 37.3% for the six months ended June 28, 2025, driven primarily by lower advertising investments and other operating expenses.
Depreciation and amortization
Depreciation and amortization expense of $45.5 million for the six months ended June 28, 2025 decreased $0.4 million, or 0.9%, from $45.9 million for the six months ended June 29, 2024 primarily driven by lower amortization of intangible assets.
Asset impairment
We recognized $0.5 million primarily for impairment related to tangible long-lived assets and ROU assets associated with our retail stores during the six months ended June 28, 2025, compared to $4.0 million impairment recognized during the six months ended June 29, 2024 for tangible long-lived assets and ROU assets associated with our retail stores. The store asset impairment charge is related to our Owned & Host segment and is driven by lower than projected customer sales and profitability in certain stores, and other entity-specific assumptions. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and the likelihood that these scenarios would be ultimately realized; and the remaining useful lives of the assets. Asset impairment expenses were recognized in corporate and other.
Interest expense, net
Interest expense, net was $8.8 million for the six months ended June 28, 2025, compared to $7.5 million for the six months ended June 29, 2024. The change was primarily a result of lower income on cash balances of $2.1 million, partially offset by lower interest expense on our debt of $0.7 million.
Income tax provision
Our effective tax rates for the six months ended June 28, 2025 and June 29, 2024 were 32.2% and 35.4%, respectively. The change in effective tax rates reflects tax impacts of consolidated VIEs, non-deductible compensation, discrete effects related to stock-based compensation and other effects of permanent items.
Discontinued Operations
Loss from discontinued operations, net of tax, of $2.2 million for the six months ended June 29, 2024 represents loss prior to the termination of our partnership with Walmart and the wind-down of the AC Lens operations. There were no discontinued operations results for the six months ended June 28, 2025.

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

	Three Months Ended				Six Months Ended
In thousands	June 28, 2025		June 29, 2024		June 28, 2025		June 29, 2024
Net income (loss)	$8,725	1.8%	$(3,125)	(0.7)%	$22,911	2.3%	$8,560	0.9%
Loss from discontinued operations, net of tax (See Note 2)	—	—%	(2,084)	(3.9)%	—	—%	(2,152)	(1.6)%
Income (loss) from continuing operations	8,725	1.8%	(1,041)	(0.2)%	22,911	2.3%	10,712	1.1%
Interest expense, net	4,210	0.9%	3,196	0.7%	8,782	0.9%	7,452	0.8%
Income tax provision (benefit)	3,514	0.7%	(1,564)	(0.3)%	10,893	1.1%	5,869	0.6%
Stock-based compensation expense (a)	5,306	1.1%	4,750	1.1%	12,335	1.2%	7,164	0.8%
Asset impairment (b)	—	—%	3,519	0.8%	502	0.1%	3,975	0.4%
Litigation settlement (c)	—	—%	—	—%	—	—%	4,450	0.5%
Amortization of acquisition intangibles (d)	169	0.0%	382	0.1%	338	0.0%	763	0.1%
ERP and CRM implementation expenses (g)	1,846	0.4%	2,141	0.5%	4,161	0.4%	2,657	0.3%
Other (h)	31	0.0%	2,690	0.6%	5,154	0.5%	4,925	0.5%
Adjusted Operating Income from continuing operations / Adjusted Operating Margin from continuing operations	$23,801	4.9%	$14,073	3.1%	$65,076	6.5%	$47,967	5.1%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding. Some of the percentage totals in the table above do not foot due to rounding differences.

	Three Months Ended				Six Months Ended
In thousands	June 28, 2025		June 29, 2024		June 28, 2025		June 29, 2024
Net income (loss)	$8,725	1.8%	$(3,125)	(0.7)%	$22,911	2.3%	$8,560	0.9%
Loss from discontinued operations, net of tax (See Note 2)	—	—%	(2,084)	(3.9)%	—	—%	(2,152)	(1.6)%
Income (loss) from continuing operations	8,725	1.8%	(1,041)	(0.2)%	22,911	2.3%	10,712	1.1%
Interest expense, net	4,210	0.9%	3,196	0.7%	8,782	0.9%	7,452	0.8%
Income tax provision (benefit)	3,514	0.7%	(1,564)	(0.3)%	10,893	1.1%	5,869	0.6%
Depreciation and amortization	22,536	4.6%	22,692	5.0%	45,499	4.6%	45,913	4.9%
EBITDA from continuing operations	38,985	8.0%	23,283	5.2%	88,085	8.8%	69,946	7.5%

Stock-based compensation expense (a)	5,306	1.1%	4,750	1.1%	12,335	1.2%	7,164	0.8%
Asset impairment (b)	—	—%	3,519	0.8%	502	0.1%	3,975	0.4%
Litigation settlement (c)	—	—%	—	—%	—	—%	4,450	0.5%
ERP and CRM implementation expenses (g)	1,846	0.4%	2,141	0.5%	4,161	0.4%	2,657	0.3%
Other (h)	31	0.0%	2,690	0.6%	5,154	0.5%	4,925	0.5%
Adjusted EBITDA from continuing operations / Adjusted EBITDA Margin from continuing operations	$46,168	9.5%	$36,383	8.1%	$110,237	11.1%	$93,117	10.0%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding. Some of the percentage totals in the table above may not foot due to rounding differences.

	Three Months Ended		Six Months Ended
In thousands, except per share amounts	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Diluted EPS	$0.11	$(0.04)	$0.29	$0.11
Diluted EPS from discontinued operations	—	(0.03)	—	(0.03)
Diluted EPS from continuing operations	0.11	(0.01)	0.29	0.14
Stock-based compensation expense (a)	0.07	0.06	0.15	0.09
Asset impairment (b)	—	0.04	0.01	0.05
Litigation settlement (c)	—	—	—	0.06
Amortization of acquisition intangibles (d)	0.00	0.00	0.00	0.01
Amortization of debt discount and deferred financing costs (e)	0.00	0.01	0.01	0.02
Derivative fair value adjustments (f)	—	0.04	—	0.07
ERP and CRM implementation expenses (g)	0.02	0.03	0.05	0.03
Other (h)	0.00	0.03	0.07	0.06
Tax effects (i)	(0.02)	(0.05)	(0.06)	(0.09)
Adjusted Diluted EPS from continuing operations	$0.18	$0.15	$0.52	$0.44

Weighted average diluted shares outstanding	80,057	78,575	79,658	78,774
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
(h)Other adjustments include amounts that management believes are not representative of our operating performance (amounts in brackets represent reductions in Adjusted Operating Income, Adjusted Diluted EPS and Adjusted EBITDA), which are primarily related to shareholder activism costs of $2.1 million and severance and employee-related costs associated with organizational restructuring of $2.1 million for the six months ended June 28, 2025, costs associated with the digitization of paper-based records of $2.3 million and $4.1 million for the three and six months ended June 29, 2024, respectively, and other expenses and adjustments.
(i)Represents the income tax effect of the total adjustments at our combined statutory federal and state income tax rates, including tax expense (benefit) from stock-based compensation.
Liquidity and Capital Resources
Our primary cash needs are for inventory, payroll, store rent, advertising, capital expenditures associated with new stores and updating existing stores, as well as information and remote medicine technology and infrastructure, including our corporate office, distribution centers, and laboratories. When appropriate, the Company may utilize excess liquidity towards debt service requirements, including voluntary debt prepayments, or required interest and principal payments, if any, as well as repurchases of common stock or other securities, based on excess cash flows. The most significant components of our operating assets and liabilities are inventories, accounts receivable, prepaid expenses and other assets, accounts payable, deferred and unearned revenue and other payables and accrued expenses. We exercise prudence in our use of cash and closely monitor various items related to cash flow including, but not limited to, cash receipts, cash disbursements, payment terms and alternative sources of funding. We continue to be focused on these items in addition to other key measures we use to determine how our consolidated business and operating segments are performing. We believe that cash on hand, cash expected to be generated from operations and the availability of borrowings under our revolving credit loans in an aggregate principal amount of $300.0 million (the “Revolving Loans”) will be sufficient to fund our working capital requirements, liquidity obligations, anticipated capital expenditures, and payments due under our existing debt for the next 12 months and thereafter for the foreseeable future. Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the prepayment, refinancing or issuance of debt, issuance of equity or other securities, the proceeds of which could provide additional liquidity for our operations, as well as modifications to our $247.6 million outstanding principal first lien term loan (“Term Loan A”) where possible.
Our ability to maintain sufficient liquidity may be affected by numerous factors, many of which are outside of our control. We primarily fund our working capital needs using cash provided by operations. Our working capital requirements for inventory will increase as we continue to open additional stores.
During the three months ended June 28, 2025, we fully repaid the $84.8 million outstanding principal balance of the 2025 Notes using a combination of cash on hand and liquidity from our Revolving Loans.
As of June 28, 2025, we had $48.5 million in cash and cash equivalents, $15.0 million borrowings under our Revolving Loans with $278.6 million of remaining availability, which includes $6.4 million in outstanding letters of credit.
As of June 28, 2025, we had $247.6 million of Term Loan A outstanding under our credit agreement. We were in compliance with all covenants related to our debt as of June 28, 2025.
The following table summarizes cash flows provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended
In thousands	June 28, 2025	June 29, 2024
Cash flows provided by (used for):
Operating activities	$86,500	$75,448
Investing activities	(32,924)	(38,043)
Financing activities	(78,825)	(7,440)
Net change in cash, cash equivalents and restricted cash	$(25,249)	$29,965
Net Cash Provided by Operating Activities
Cash flows provided by operating activities increased by $11.1 million to $86.5 million, during the six months ended June 28, 2025 from $75.4 million for the six months ended June 29, 2024 as a result of an increase in net income of $14.4 million and changes in net working capital and other assets and liabilities of $1.9 million. These were partially offset by a decrease in non-cash adjustments of $5.2 million primarily driven by changes in deferred income taxes and asset impairment.

Working capital was primarily impacted by year-over-year changes in other liabilities, accounts payable, other assets, inventory and trade receivables. Increases in other liabilities contributed $34.3 million in year-over-year cash, primarily due to increases in compensation-related and other accruals. Increases in accounts payable contributed $29.0 million in year-over-year cash due to working capital initiatives. These were partially offset by increases in other assets which used $28.1 million in year-over-year cash, primarily due to increased cloud-based software investments related to CRM and ERP. Increases in inventory used $23.5 million in year-over-year cash due to product mix initiatives. Increases in trade receivables used $20.7 million in year-over-year cash and were primarily driven by year-over-year changes in sales. Year-over-year cash changes in working capital were also impacted by the AC Lens wind down and the termination of the Walmart partnership in 2024 that did not recur in 2025.
Net Cash Used for Investing Activities
Net cash used for investing activities decreased by $5.1 million, to $32.9 million, during the six months ended June 28, 2025 from $38.0 million during the six months ended June 29, 2024. The year-over-year decrease was primarily due to lower store openings, partially offset by higher investments in doctor and other in-store equipment in existing stores.
Net Cash Used For Financing Activities
Net cash used for financing activities was $78.8 million during the six months ended June 28, 2025 as compared to $7.4 million during the six months ended June 29, 2024. The $71.4 million year-over-year increase was primarily due to the repayment of the 2025 Notes in the second quarter of 2025, partially offset by borrowings on our Revolving Loans of $15.0 million.
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
As of June 28, 2025, $262.6 million of combined term loan and revolving loans borrowings were subject to changes in variable market interest rates. A 1.0% increase in market rates would result in a $2.6 million increase in annual interest expense. For more information about quantitative and qualitative disclosures about market risk, please see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in Part II. of the 2024 Annual Report on Form 10-K.

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
In accordance with Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 28, 2025. Based on that evaluation, the CEO and the CFO have concluded that the Company’s current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic filings with the SEC is made known to them in a timely manner.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal year 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
(c) Except as set forth below, during the three months ended June 28, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K).
On May 28, 2025, L. Reade Fahs, the Company’s prior Chief Executive Officer at such time, adopted a trading arrangement for the sale of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of the Exchange Act Rule 10b5-1(c). Mr. Fahs’ Rule 10b5-1 Trading Plan provides for the sale of up to 150,000 shares of common stock pursuant to one or more limit orders from August 28, 2025 until April 30, 2026.

Item 6. Exhibits.
Exhibit Index

Exhibit No.	Exhibit Description
3.1	Third Amended and Restated Certificate of Incorporation of National Vision Holdings, Inc. - incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 10, 2021.
3.2	Fourth Amended and Restated Bylaws of National Vision Holdings, Inc. - incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 12, 2023.
10.1	Executive Chair Agreement, dated April 28, 2025, by and between National Vision Holdings, Inc. and L. Reade Fahs.
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Vision Holdings, Inc.

Dated: August 7, 2025	By:	/s/ Alex Wilkes
Alex Wilkes
Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2025	By:	/s/ Christopher Laden
Christopher Laden
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)