Form 10-Q
period 2025-09-27
National Vision Holdings, Inc.
filed 2025-11-06
CIK 1710155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2025
Common stock, $0.01 par value	79,309,558

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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth in Part I, Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024 (the “2024 Annual Report on Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”), as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov, and also include, but are not limited to, market volatility, an overall decline in the health of the economy, global macroeconomic conditions and other factors that may affect consumer spending or behavior; our ability to successfully implement our transformation initiatives, or anticipate the impact of important strategic initiatives; our ability to recruit and retain vision care professionals for in-store roles or to provide remote care offerings; our ability to compete in the highly competitive optical retail industry; the success of our marketing, advertising and promotional efforts; our ability to maintain, protect, and enhance the value of our owned brands; our ability to open and operate new stores (including as a result of store conversions) in a timely and cost-effective manner or to successfully enter new markets; our ability to increase sales in existing stores and to successfully reinvest in existing stores; our ability to successfully implement our pricing strategies; changes in the cost of inputs, and factors such as wage rate increases, inflation, cost increases, increases in the price of raw materials and energy prices; significant capital requirements to fund our expanding business including updating our Enterprise Resource Planning (“ERP”) and Customer Relationship Management (“CRM”), and other technological, systems and capabilities; the potential for our growth strategy to strain our existing resources and cause the performance of our existing stores to suffer; risks associated with leasing substantial amounts of space, including future increases in occupancy costs; our ability to successfully manage the distinct risks faced by our e-commerce and omni-channel business; our ability to retain our existing senior management team or attract qualified new personnel; seasonal fluctuations in our operating results and inventory levels; the potential impacts of catastrophic events, including changing climate and weather patterns leading to severe weather and natural disasters; the potential for certain technological advances, greater availability of, or increased consumer preferences for, vision correction alternatives to prescription eyeglasses or contact lenses, or future drug development for the correction of vision-related problems to reduce the demand for our products; our ability to successfully manage our inventory balances and inventory shrinkage; the potential for the loss of, or disruption in the operations of, one or more of our distribution centers or optical laboratories, which would impact our ability to process and fulfill customer orders and deliver our products in a timely manner, or at all, or result in quality issues; the performance of our Host brands and our ability to maintain or extend our operating relationships with our Host partners, including impacts resulting from the termination of our partnership with Walmart; our investments in technological innovators in the optical retail industry, including artificial intelligence; sustainability issues, including those related to climate change; our ability to develop, maintain and extend relationships with managed vision care companies, vision insurance providers and other third-party payors; risks associated with vendors from whom our products are sourced and our dependence on a limited number of suppliers; the impact of any significant failure, inadequacy, interruption or security breach affecting our information technology systems, or those of our vendors; our reliance on third-party coverage and reimbursement, including government programs, for an increasing portion of our revenues; our ability to comply with state, local and federal vision care and healthcare laws and regulations, as well as managed vision care laws and regulations; liability stemming from rapidly changing and increasingly stringent laws, regulations, contractual obligations, and industry standards relating to privacy, data security and data protection; product liability, product recall or personal injury issues; our ability to comply with laws, regulations and enforcement activities or changes in statutory, regulatory, accounting and other legal requirements; the outcome of legal proceedings relating to our business operations; the protection and validity of our intellectual property; risks related to our indebtedness; changes in interest rates; restrictions in our credit agreement that limit our flexibility in operating our business; and risks related to owning our common stock.
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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited).
National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

In thousands, except share data	As of September 27, 2025	As of December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$56,030	$73,948
Accounts receivable, net	46,134	49,938
Inventories, net	88,012	93,918
Prepaid expenses and other current assets	30,012	32,024
Total current assets	220,188	249,828

Noncurrent assets:
Property and equipment, net	340,135	362,175
Goodwill	700,642	698,305
Trademarks and trade names	240,547	240,547
Other intangible assets, net	7,724	8,269
Right of use assets	386,793	408,589
Other assets	62,443	40,058
Total noncurrent assets	1,738,284	1,757,943
Total assets	$1,958,472	$2,007,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,264	$53,643
Other payables and accrued expenses	112,142	109,036
Unearned revenue	45,457	42,002
Deferred revenue	65,872	62,507
Current maturities of long-term debt and finance lease obligations	16,852	101,392
Current operating lease obligations	102,378	99,694
Total current liabilities	416,965	468,274

Noncurrent liabilities:
Long-term debt and finance lease obligations, less current portion and debt discount	236,514	248,610
Noncurrent operating lease obligations	337,824	366,335
Deferred revenue	22,948	22,082
Other liabilities	8,430	8,228
Deferred income taxes, net	77,030	77,909
Total noncurrent liabilities	682,746	723,164
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 86,098,306 and 85,444,263 shares issued as of September 27, 2025 and December 28, 2024, respectively; 79,259,590 and 78,775,117 shares outstanding as of September 27, 2025 and December 28, 2024, respectively	860	854
Additional paid-in capital	825,742	807,048
Retained earnings	252,400	226,117
Treasury stock, at cost; 6,838,716 and 6,669,146 shares as of September 27, 2025 and December 28, 2024, respectively	(220,241)	(217,686)
Total stockholders’ equity	858,761	816,333
Total liabilities and stockholders’ equity	$1,958,472	$2,007,771
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
In thousands, except per share amounts	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenue:
Net product sales	$393,483	$363,156	$1,200,837	$1,113,206
Net sales of services and plans	93,847	88,359	283,240	272,836
Total net revenue	487,330	451,515	1,484,077	1,386,042
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	114,615	106,392	346,215	330,809
Services and plans	88,584	83,537	262,545	248,246
Total costs applicable to revenue	203,199	189,929	608,760	579,055
Operating expenses:
Selling, general and administrative expenses	252,339	233,991	755,038	705,472
Depreciation and amortization	22,185	22,690	67,684	68,603
Asset impairment	—	13,726	502	17,701
Other expense (income), net	(1)	—	(101)	(1)
Total operating expenses	274,523	270,407	823,123	791,775
Income (loss) from operations	9,608	(8,821)	52,194	15,212
Interest expense, net	4,119	4,108	12,901	11,560
(Gain) loss on extinguishment of debt	—	(859)	—	(859)
Earnings (loss) from continuing operations before income taxes	5,489	(12,070)	39,293	4,511
Income tax provision (benefit)	2,117	(3,630)	13,010	2,239
Income (loss) from continuing operations	3,372	(8,440)	26,283	2,272
Loss from discontinued operations, net of tax (See Note 2)	—	(28)	—	(2,180)
Net income (loss)	$3,372	$(8,468)	$26,283	$92

Basic earnings (loss) per share:
Continuing operations	$0.04	$(0.11)	$0.33	$0.03
Discontinued operations	$—	$—	$—	$(0.03)
Total	$0.04	$(0.11)	$0.33	$—
Diluted earnings (loss) per share:
Continuing operations	$0.04	$(0.11)	$0.33	$0.03
Discontinued operations	$—	$—	$—	$(0.03)
Total	$0.04	$(0.11)	$0.33	$—

Weighted average shares outstanding:
Basic	79,223	78,655	79,053	78,538
Diluted	81,195	78,655	80,170	78,747

Comprehensive income (loss):
Net income (loss)	$3,372	$(8,468)	$26,283	$92
Unrealized gain on hedge instruments	—	64	—	548
Tax provision of unrealized gain on hedge instruments	—	—	—	128
Comprehensive income (loss)	$3,372	$(8,404)	$26,283	$512
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three and Nine Months Ended September 27, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
In thousands	Shares	Amount
Balances at December 28, 2024	78,775	$854	$807,048	$226,117	$(217,686)	$816,333
Issuance of common stock (1)	403	4	261	—	—	265
Stock-based compensation	—	—	7,000	—	—	7,000
Purchase of treasury stock	(128)	—	—	—	(1,624)	(1,624)
Net income	—	—	—	14,186	—	14,186
Balances at March 29, 2025	79,050	$858	$814,309	$240,303	$(219,310)	$836,160
Issuance of common stock (1)	130	1	470	—	—	471
Stock-based compensation	—	—	5,280	—	—	5,280
Purchase of treasury stock	(5)	—	—	—	(55)	(55)
Net income	—	—	—	8,725	—	8,725
Balances at June 28, 2025	79,175	$859	$820,059	$249,028	$(219,365)	$850,581
Issuance of common stock (1)	121	1	276	—	—	277
Stock-based compensation	—	—	5,407	—	—	5,407
Purchase of treasury stock	(36)	—	—	—	(876)	(876)
Net income	—	—	—	3,372	—	3,372
Balances at September 27, 2025	79,260	$860	$825,742	$252,400	$(220,241)	$858,761
(1) Consists primarily of the vesting of shares issued under the Company’s stock incentive plans and Associate Share Purchase Plan.

	Three and Nine Months Ended September 28, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
In thousands	Shares	Amount
Balances at December 30, 2023	78,311	$848	$788,967	$(419)	$254,616	$(214,594)	$829,418
Issuance of common stock (1)	363	4	312	—	—	—	316
Stock-based compensation	—	—	2,431	—	—	—	2,431
Purchase of treasury stock	(116)	—	—	—	—	(2,721)	(2,721)
Unrealized gain on hedge instruments, net of tax	—	—	—	190	—	—	190
Net income	—	—	—	—	11,685	—	11,685
Balances at March 30, 2024	78,558	$852	$791,710	$(229)	$266,301	$(217,315)	$841,319
Issuance of common stock (1)	73	1	353	—	—	—	354
Stock-based compensation	—	—	4,749	—	—	—	4,749
Purchase of treasury stock	(3)	—	—	—	—	(54)	(54)
Unrealized gain on hedge instruments, net of tax	—	—	—	165	—	—	165
Net income (loss)	—	—	—	—	(3,125)	—	(3,125)
Balances at June 29, 2024	78,628	$853	$796,812	$(64)	$263,176	$(217,369)	$843,408
Issuance of common stock (1)	67	1	530	—	—	—	531
Stock based compensation	—	—	4,506	—	—	—	4,506
Purchase of treasury stock	(4)	—	—	—	—	(44)	(44)
Unrealized gain on hedge instruments, net of tax	—	—	—	64	—	—	64
Net income (loss)	—	—	—	—	(8,468)	—	(8,468)
Balances at September 28, 2024	78,691	$854	$801,848	$—	$254,708	$(217,413)	$839,997
(1) Consists primarily of the vesting of shares issued under the Company’s stock incentive plans and Associate Share Purchase Plan.
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
In thousands	September 27, 2025	September 28, 2024
Cash flows from operating activities:
Net income	$26,283	$92
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,684	69,934
Amortization of debt discount and deferred financing costs	932	1,740
Amortization of cloud computing implementation costs	6,823	3,842
Asset impairment	502	17,915
Deferred income tax expense (benefit)	(879)	(6,921)
Stock-based compensation expense	17,836	11,778
(Gains) on change in fair value of derivatives	—	(34)
Inventory adjustments	3,818	3,618
Other	(334)	(283)
Changes in operating assets and liabilities:
Accounts receivable	2,974	39,705
Inventories	2,088	28,697
Operating lease right of use assets and lease liabilities	(2,249)	(1,692)
Other assets	(26,077)	2,082
Accounts payable	20,621	(27,997)
Deferred and unearned revenue	7,686	(7,225)
Other liabilities	5,426	(31,884)
Net cash provided by operating activities	133,134	103,367
Cash flows from investing activities:
Purchase of property and equipment	(48,441)	(63,485)
Other	(3,848)	1,117
Net cash used for investing activities	(52,289)	(62,368)
Cash flows from financing activities:
Repayments on long-term debt	(94,712)	(218,751)
Borrowings on long-term debt	—	115,000
Payments of debt issuance costs	—	(1,703)
Payments on finance lease obligations	(2,255)	(2,279)
Proceeds from issuance of common stock	1,013	1,201
Purchase of treasury stock	(2,555)	(2,819)
Net cash used for financing activities	(98,509)	(109,351)
Net change in cash, cash equivalents and restricted cash	(17,664)	(68,352)
Cash, cash equivalents and restricted cash, beginning of year	75,237	151,027
Cash, cash equivalents and restricted cash, end of period (See Note 4)	$57,573	$82,675

Supplemental cash flow disclosure information:
Cash paid for interest	$14,629	$7,600
Cash paid for taxes	$17,658	$5,996
Capital expenditures accrued at the end of the period	$6,764	$9,063
Operating cash outflows - operating leases	$88,688	$84,062
Right of use assets acquired under operating leases	$44,625	$84,559
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Basis of Presentation
Nature of Operations
National Vision Holdings, Inc. (“NVHI,” the “Company,” “we,” “our,” or “us”) is a holding company whose operating subsidiaries include its indirect wholly-owned subsidiary, National Vision, Inc. (“NVI”) and NVI’s wholly-owned subsidiaries. We are a leading value retailer of eyeglasses and contact lenses in the United States (the “U.S.”). We operated 1,242 and 1,240 retail optical locations in the U.S. and its territories as of September 27, 2025 and December 28, 2024, respectively, through our four store brands, including America’s Best Contacts and Eyeglasses (“America’s Best”), Eyeglass World, Vista Optical locations on select U.S. Army/Air Force military bases (“Military”) and within select Fred Meyer stores.
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
Certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted; however, we believe that the disclosures included herein are sufficient for a fair presentation of the information presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the fiscal year ended December 28, 2024 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2025 (the “2024 Annual Report on Form 10-K”). The Company’s significant accounting policies are set forth in Note 1. within those consolidated financial statements. We use the same accounting policies in preparing interim condensed consolidated financial information and annual consolidated financial statements. There were no changes to our significant accounting policies during the nine months ended September 27, 2025.
The condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Refer to Part II. Item 8. Note 2. “Discontinued Operations” of the 2024 Annual Report on Form 10-K for more information on discontinued operations.
The Company has consolidated certain entities meeting the definition of a variable interest entity (“VIE”) as the Company concluded that it is the primary beneficiary of the entities under the provisions of Accounting Standards Codification 810, Consolidation. As of September 27, 2025, the variable interest entities include 29 professional corporations. The total assets of the consolidated VIEs included in the accompanying Condensed Consolidated Balance Sheets as of September 27, 2025 and December 28, 2024, were $6.1 million and $7.0 million, respectively, and the total liabilities of the consolidated VIEs were $5.5 million and $8.4 million, respectively.
Fiscal Year
Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31. Fiscal year 2025 contains 53 weeks and will end on January 3, 2026. All three and nine month periods presented herein contain 13 and 39 weeks, respectively. All references to years and quarters relate to fiscal periods rather than calendar periods.
Seasonality
The consolidated results of operations for the three and nine months ended September 27, 2025 and September 28, 2024, are not necessarily indicative of the results to be expected for the full fiscal year due to seasonality and uncertainty of general economic conditions that may impact our key markets. Historically, our business has realized a higher portion of net revenue, income from operations, and cash flows from operations in the first half of the year, and a lower portion of net revenue, income from operations, and cash flows from operations in the fourth fiscal quarter. The first half seasonality is attributable primarily to the timing of our customers’ personal income tax refunds and annual health insurance program start/reset periods. Seasonality related to fourth quarter holiday spending by retail customers generally does not impact our business. Our quarterly consolidated results generally may also be affected by the timing of new store openings, store closings, and certain holidays.
CARES Act
Accounts receivable, net on the Condensed Consolidated Balance Sheets as of September 27, 2025 and December 28, 2024 includes $9.0 million receivable under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.

Accounts Receivable
Allowance for credit loss was $(0.6) million and $(0.2) million as of September 27, 2025 and December 28, 2024, respectively.
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
Lease income
Rental income primarily from sub-leasing store space to independent optometrists, which is presented in Selling, general and administrative (“SG&A”) expenses in the Company’s Condensed Consolidated Statements of Operations, was $0.3 million and $1.0 million for the three and nine months ended September 27, 2025 compared to $0.4 million and $1.0 million for the three and nine months ended and September 28, 2024.
Stock-Based Compensation
During the nine months ended September 27, 2025, we granted performance stock units to certain employees. The number of shares issued at the end of the three-year performance period will be determined by the level of achievement of predefined performance goals, including adjusted operating income, return on invested capital and relative total shareholder return versus a peer group. We recognize compensation expense on performance stock units ratably over the requisite performance period of the award to the extent management views the performance goals as probable of attainment. We recognize compensation expense for the fair value of the relative total shareholder return versus the peer group component over the requisite service period of such awards using a Monte Carlo simulation.
Asset Impairment
We recognized no impairment charges during the three months ended September 27, 2025. We recognized non-cash impairment charges of $0.5 million for the nine months ended September 27, 2025 related to our tangible long-lived store assets and Right of Use (“ROU”) assets, compared to $13.7 million and $17.7 million related to the Fred Meyer contracts and relationships intangible asset, tangible long-lived store assets and ROU assets for the three and nine months ended September 28, 2024, respectively. The impairments were recognized in Corporate and other, and are reflected in Asset impairment in the Condensed Consolidated Statements of Operations and Comprehensive Income. Refer to Note 5. “Fair Value Measurement” for additional information on impairment charges.
Impairments of tangible long-lived store assets and ROU assets during the nine months ended September 27, 2025 were primarily driven by lower than projected customer sales volume and profitability in certain stores and other entity-specific assumptions. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and the likelihood that these scenarios would be ultimately realized; and the remaining useful lives of the assets.
Income Taxes
For all quarters of 2025, the Company’s quarterly provision (benefit) for income taxes was calculated using the annualized effective tax rate (“AETR”) method, which applies an estimated annual effective tax rate to pre-tax income or loss. The estimated AETR is based on forecasted annual results and may fluctuate due to differences between the forecasted and actual results. For the three and nine months ended September 28, 2024, the Company calculated the provision (benefit) for income taxes using a discrete effective tax rate (“ETR”) method. The Company determined that due to the fact that small changes in the Company’s estimated pretax income or loss would result in significant changes in the estimated AETR, the AETR method would not provide a reliable estimate for the three and nine months ended September 28, 2024.
Our effective tax rate for the three months ended September 27, 2025 was 38.6%, reflecting our statutory federal and state rate of 25.2% and the effects of other permanent items. Our effective tax rate for the nine months ended September 27, 2025 was 33.1%, reflecting our statutory federal and state rate of 25.2%, discrete effects of permanent adjustments related to equity compensation and other effects of permanent items.
Our effective tax rate for the three months ended September 28, 2024 was 30.1%, reflecting our statutory federal and state rate of 25.2%, tax impacts of consolidated VIEs and effects of other permanent items. Our effective tax rate for the nine months ended September 28, 2024 was 49.6%, reflecting our statutory federal and state rate of 25.2%, tax impacts of consolidated VIEs, non-deductible compensation expense, and other permanent items.

In July 2025 the One Big Beautiful Bill Act (the "Tax Act") was enacted, introducing a series of corporate tax changes in the U.S. including 100% bonus depreciation on qualified property. The impacts of the Tax Act are reflected in our results for the three and nine months ended September 27, 2025, and there was no material impact to our income tax expense or effective tax rate. We expect certain provisions will decrease cash taxes paid in the current fiscal year and may change the timing of cash tax payments in future periods.
Investments
In the second quarter of fiscal year 2023, we completed an investment in the equity of an entity specializing in applying artificial intelligence-powered screening and diagnostic tools to retinal imaging. As of September 27, 2025, we have invested a total of $3.3 million in the equity of the entity. The investment is valued at cost. In addition, in the fourth quarter of fiscal year 2024, we completed an investment in a convertible promissory note issued by this entity. Refer to Note 5. “Fair Value Measurement” and Note 11. “Subsequent Events” for more information on the investments in this entity. These investments are recognized in Other assets in the Condensed Consolidated Balance Sheets and in Other in the investing section of the Condensed Consolidated Statements of Cash Flows.
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
Credit Losses for Accounts Receivable and Contract Assets. In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update provides a practical expedient which allows an entity to assume that, for purposes of estimating expected credit losses related to an asset, current conditions as of a balance sheet date do not change for the remaining life of the asset. This guidance is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of the guidance on the consolidated financial statements and disclosures.
Intangibles - Internal-Use Software. In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40), which updates the accounting guidance for internal-use software costs. The amendments remove references to software development project stages and align the guidance with current software development practices. The standard is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and disclosures.
The FASB issued other accounting guidance during the period that is not currently applicable or expected to have a material impact on the Company’s financial statements, and therefore, is not described above.

2. Discontinued Operations
We recorded a net (benefit) expense of $(0.6) million and $5.1 million during the three and nine months ended September 28, 2024, respectively, associated with our discontinued operations, which consisted of severance benefits, early termination fees, and other exit-related costs. These charges were recorded in both Selling, general, and administrative expenses and Costs applicable to revenue for discontinued operations. The plan has been substantially completed and we do not anticipate additional material costs related to this plan.
The following table presents loss from discontinued operations, net of tax:

	Three Months Ended	Nine Months Ended
In thousands	September 28, 2024	September 28, 2024
Revenue:
Net product sales	$(109)	$126,961
Net sales of services and plans	—	4,513
Total net revenue	(109)	131,474
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	110	109,638
Services and plans	(119)	2,643
Total costs applicable to revenue	(9)	112,281
Operating expenses:
Selling, general and administrative expenses	(210)	22,954
Depreciation and amortization	—	1,331
Asset impairment	214	214
Other expense (income), net	(67)	(87)
Total operating expenses	(63)	24,412
Loss from discontinued operations before income taxes	(37)	(5,219)
Income tax benefit from discontinued operations	(9)	(3,039)
Loss from discontinued operations, net of tax	$(28)	$(2,180)

The following table presents significant non-cash items and cash flows from investing activities related to discontinued operations:

Nine Months Ended
In thousands	September 28, 2024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$1,331
Asset impairment	$214
Stock-based compensation expense	$(1)
Inventory adjustments	$442
Other	$(1,647)
Cash flows from investing activities:
Other	$1,738

3. Severance Benefits
During the three and nine months ended September 27, 2025, we recognized $0.8 million and $2.9 million, respectively, related to severance benefits for certain associates in the Corporate and other category within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income. These charges were recognized in accordance with FASB guidance on employers’ accounting for postemployment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate.

4. Details of Certain Balance Sheet Accounts
The following table provides a reconciliation of cash and cash equivalents reported within the Condensed Consolidated Balance sheets to the total of Cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statement of Cash Flows:

	Nine Months Ended
In thousands	September 27, 2025	September 28, 2024
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$56,030	$81,154
Restricted cash included in other assets (1)	1,543	1,521
	$57,573	$82,675
(1) Restricted cash relates to regulatory requirements associated with our FirstSight operations.

The following tables provide additional details of Inventories, net as of the dates shown below:

In thousands	As of September 27, 2025	As of December 28, 2024
Inventories, net:
Raw materials and work in process (1)	$62,856	$66,056
Finished goods	25,156	27,862
	$88,012	$93,918
(1)Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not separately present raw materials and work in process.

5. Fair Value Measurement
Recurring fair value measurements
Convertible Promissory Note
On December 17, 2024, the Company purchased $1.3 million principal amount of a convertible promissory note issued by a private company. During the nine months ended September 27, 2025, the Company purchased an additional $1.2 million in the same instrument. As of September 27, 2025, we estimated the fair value of the convertible promissory note to be $2.5 million. Refer to Note 1. “Description of Business and Basis of Presentation” and Note 11. “Subsequent Events” for more information on the investments in this entity.
Non-recurring fair value measurements
We recognized no impairment charges during the three months ended September 27, 2025 and $0.5 million during the nine months ended September 27, 2025, primarily related to tangible long-lived assets and ROU assets associated with our retail stores. We recognized $13.7 million and $17.7 million during the three and nine months ended September 28, 2024, respectively, primarily related to the Fred Meyer contracts and relationships intangible asset and tangible long-lived assets and ROU assets associated with our retail stores. A decrease in the estimated cash flows would lead to a lower fair value measurement, as would an increase in the discount rate. These non-recurring fair value measurements are classified as Level 3 measurements in the fair value hierarchy.
Long-lived Store and ROU Store Assets
The cash flows used in estimating fair value were discounted using a market rate of 10.5% during the nine months ended September 27, 2025 and 11.0% to 11.5% during the nine months ended September 28, 2024. The estimated remaining fair value of the store assets impaired during the nine months ended September 27, 2025 and September 28, 2024 was

$0.5 million and $3.8 million, respectively. Substantially all of the remaining fair value of the impaired store assets represents the fair value of ROU assets.
Additional fair value information
Term Loan A and Revolving Loans
Since the borrowings under first lien term loan (“Term Loan A”) and revolving credit loans (the “Revolving Loans”) utilize variable interest rate setting mechanisms such as Term Secured Overnight Financing Rate (“SOFR”), the fair values of these borrowings are deemed to approximate the carrying values. We also considered the effect of our own credit risk on the fair values of Term Loan A and Revolving Loans. Refer to Note 6. “Debt” for more information on these borrowings.

6. Debt
Our debt consists of the following:

In thousands	As of September 27, 2025	As of December 28, 2024
2025 Notes, due May 15, 2025	$—	$84,774
Term Loan A, due June 13, 2028	244,250	254,188
Revolving Loans, due June 13, 2028 (aggregate principal amount $300 million)	—	—
Debt before unamortized discount and issuance costs	244,250	338,962
Unamortized discount and issuance costs - 2025 Notes	—	(191)
Unamortized discount and issuance costs - Term Loan A	(1,261)	(1,602)
Debt less debt discount and issuance costs	242,989	337,169
Less current maturities	(13,250)	(98,024)
Long-term debt - noncurrent portion	229,739	239,145
Finance lease obligations	10,377	12,833
Less current maturities	(3,602)	(3,368)
Long-term debt and finance lease obligations, less current portion, discount, and issuance costs	$236,514	$248,610
Borrowings and repayments of Revolving Loans during the nine months ended September 27, 2025, were $25.0 million and $25.0 million, respectively.
Scheduled annual maturities of debt are as follows:

Fiscal Period	In thousands
2025 - remainder of fiscal year	$6,625
2026	13,250
2027	13,250
2028	211,125
2029	—
Thereafter	—
$244,250
We were in compliance with all covenants related to our debt as of September 27, 2025.
2025 Notes
During the nine months ended September 27, 2025, the Company fully repaid the 2.50% convertible senior notes due on May 15, 2025 (“2025 Notes”).

We recognized the following in Interest expense, net related to the 2025 Notes:

	Three Months Ended		Nine Months Ended
In thousands	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Contractual interest expense	$—	$1,132	$802	$4,913
Amortization of issuance costs	$—	$254	$191	$1,142

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
The following disaggregation of revenues depicts our revenue based on the timing of revenue recognition:

	Three Months Ended		Nine Months Ended
In thousands	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenues recognized at a point in time	$455,460	$419,643	$1,388,697	$1,290,205
Revenues recognized over time	31,870	31,872	95,380	95,837
Total net revenue	$487,330	$451,515	$1,484,077	$1,386,042
Refer to Note 9. “Segment Reporting” for the Company’s disaggregation of net revenue. As our operating segments are aligned by similar economic factors, trends and customers, the reportable segment view best depicts how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors.
We record reductions in revenue for estimated price concessions granted to managed care providers. The Company considers its revenue from managed care customers to include variable consideration and estimates such amounts associated with managed care customer revenues using the history of concessions provided and cash receipts from managed care providers. We reduced our net revenue for variable consideration of $2.6 million and $5.5 million during the three months ended September 27, 2025 and September 28, 2024, respectively, and $10.3 million and $12.5 million during the nine months ended September 27, 2025 and September 28, 2024, respectively.
Unsatisfied Performance Obligations (Contract Liabilities)
During the three months ended September 27, 2025 and September 28, 2024, we recognized $23.0 million and $23.1 million, respectively, of deferred revenues outstanding at the beginning of each respective period. During the nine months ended September 27, 2025 and September 28, 2024, we recognized $54.0 million and $54.4 million, respectively, of deferred revenues outstanding at the beginning of each respective period.
Our deferred revenue balance as of September 27, 2025 and December 28, 2024 was $88.8 million and $84.6 million, respectively. We expect future revenue recognition of the September 27, 2025 balance of $24.3 million, $47.2 million, $14.1 million and $3.2 million in fiscal years 2025, 2026, 2027 and 2028, respectively.

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
On September 23, 2022, we were served with notice of a lawsuit filed by a former employee in California state court alleging, on behalf of a proposed class of employees, several violations of California wage and hour laws. On December 9, 2022, the case was removed to the federal District Court for the Northern District of California. On January 18, 2023, we were served with a related representative action filed in California state court pursuant to California’s Private Attorneys General Act. We filed an answer to this action on February 17, 2023. On September 29, 2023, the state court set the PAGA action for trial on October 7, 2024. The parties attended mediation on March 11, 2024, but a resolution of the matter was not reached at that time. Following mediation, the parties agreed to a settlement of all claims alleged by the named plaintiff on behalf of himself and all putative class members and other aggrieved employees. The parties agreed to move the federal and state court actions to state court for review of the settlement terms agreed to by the parties. The Sacramento County state court entered preliminary approval of the settlement on March 21, 2025, and on July 29, 2025, the Court filed its order granting final approval of the settlement and entering judgment in accordance with the settlement agreement. The deadline for any appeal of the final approval and judgment expired on September 27, 2025 and the settlement agreement became effective at that time. On October 10, 2025, the Company paid a total of $4.6 million as the gross settlement fund in accordance with the settlement agreement.
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
On May 23, 2024, a stockholder derivative complaint was filed by a stockholder in the Delaware Court of Chancery, purportedly on behalf of the Company (the “Derivative Action”). The Derivative Action is based on the same alleged facts and circumstances as the Securities Class Action and names certain of the Company’s officers, including our Chief Executive Officer and former Chief Operating Officer, and the Company’s directors who were members of the Company’s Board of Directors during the relevant time period as defendants. The Derivative Action alleges claims for breach of fiduciary duty, unjust enrichment, and violations of the Exchange Act and seeks to recover damages on behalf of the Company. On July 24, 2024, the Company along with the named defendants, filed a motion to dismiss the complaint. On September 9, 2024, the plaintiff filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on October 31, 2024. The plaintiff filed an opposition to the motion to dismiss on December 16, 2024, and the defendants filed a reply brief on January 15, 2025. Oral argument on the motion to dismiss was held on October 28, 2025. The defendants dispute the allegations made by the plaintiff and intend to vigorously defend the litigation.
On September 26, 2025, the Company attended a pre-trial mediation in a lawsuit filed in Alabama state court by a patient who claims to have been injured due to medical negligence during eye exams performed by an optometrist employed by the Company. The parties failed to reach an agreement at mediation. On October 3, 2025, the parties reached a post-mediation agreement for the Company to pay $1.8 million, net of anticipated recoveries from professional liability insurance, in consideration for plaintiff dismissing the lawsuit and releasing all claims against the Company. Payment will be made according to the terms of the settlement agreement within 30 days of execution of the agreement and dismissal of the lawsuit. The litigation settlement is recognized in Other payables and accrued expenses in the Condensed Consolidated Balance Sheets as of September 27, 2025 and in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 27, 2025.

9. Segment Reporting
The Company’s operating segments were determined on the same basis as used by the Chief Operating Decision Maker (“CODM”) to evaluate performance internally. Our CODM is our chief executive officer. Our operations consist primarily of one reportable segment: the Owned & Host segment. Our owned brands consist of our America’s Best and Eyeglass World operating segments. In America’s Best stores, vision care services are provided by optometrists employed either by us or by independent professional corporations. Eyeglass World locations have on-site laboratories and offer eye exams, provided by optometrists employed either by us or by independent professional corporations. Our Host operating segments consist of Military and Fred Meyer. These brands provide eye exams principally by independent optometrists in nearly all locations. We have aggregated our America’s Best, Eyeglass World, Military and Fred Meyer operating segments into a single reportable segment due to similar economic characteristics and similarity of the nature of products and services, production processes, class of customers, regulatory environment and distribution methods of those brands.
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

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
In thousands
Owned & Host revenue:
Net product sales	$390,440	$356,404	$1,187,258	$1,086,311
Net sales of services and plans	95,156	88,678	287,471	275,107
Total Owned & Host revenue	485,596	445,082	1,474,729	1,361,418
Less:
Owned & Host costs applicable to revenue (exclusive of depreciation and amortization)
Cost of products	109,981	101,535	331,728	312,566
Cost of services and plans	88,688	83,504	262,556	248,168
Owned & Host SG&A	186,400	179,229	555,444	532,930
Owned & Host segment EBITDA	100,527	80,814	325,001	267,754
Other segments EBITDA (1)	(1,291)	(472)	(2,689)	(1,333)
Corporate and other	(64,210)	(66,218)	(195,759)	(183,558)
Effects of unearned and deferred revenue	(3,233)	604	(6,675)	1,811
Depreciation and amortization	(22,185)	(22,690)	(67,684)	(68,603)
Interest expense, net	(4,119)	(4,108)	(12,901)	(11,560)
Earnings (loss) from continuing operations before income taxes	$5,489	$(12,070)	$39,293	$4,511
(1) Includes results related to our dedicated e-commerce website and FirstSight.

The following table presents a reconciliation of revenue:

	Three Months Ended		Nine Months Ended
In thousands	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenue
Owned & Host	$485,596	$445,082	$1,474,729	$1,361,418
Other segments revenue	5,343	5,338	16,696	21,682
Effects of unearned and deferred revenue	(3,609)	1,095	(7,348)	2,942
Total consolidated revenue	$487,330	$451,515	$1,484,077	$1,386,042

10. Earnings (Loss) Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings / (loss) per share (“EPS”) calculations is as follows:

	Three Months Ended		Nine Months Ended
In thousands, except per share amounts	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Numerator:
Income (loss) from continuing operations	$3,372	$(8,440)	$26,283	$2,272
Loss from discontinued operations, net of tax	—	(28)	—	(2,180)
Net income (loss)	$3,372	$(8,468)	$26,283	$92

Denominator:
Weighted average shares outstanding, Basic	79,223	78,655	79,053	78,538
Effect of dilutive securities:
Stock options	63	—	25	29
Restricted stock units	1,909	—	1,092	180
Weighted average shares outstanding, Diluted	81,195	78,655	80,170	78,747

Basic earnings (loss) per share:
Continuing operations	$0.04	$(0.11)	$0.33	$0.03
Discontinued operations	—	—	—	(0.03)
Total	$0.04	$(0.11)	$0.33	$—

Diluted earnings (loss) per share:
Continuing operations	$0.04	$(0.11)	$0.33	$0.03
Discontinued operations	—	—	—	(0.03)
Total	$0.04	$(0.11)	$0.33	$—
Anti-dilutive securities excluded from diluted weighted average common shares	312	7,879	845	9,995
11. Subsequent Events
As of September 27, 2025, the Company held a minority preferred equity investment and convertible promissory note in an early-stage entity specializing in applying artificial intelligence powered screening and diagnostic tools to retinal imaging. Subsequent to September 27, 2025, the investee entered into an agreement and plan of merger pursuant to which it will be acquired by the Company’s co-preferred investor in the entity. In connection with the sale, the Company anticipates receiving full repayment in cash of its capital and promissory note investment balances. No gain or loss is expected to be recognized in connection with the transaction.

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
Overview
We are one of the largest optical retailers in the U.S. and a leader in the value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best, regardless of their budget. Our mission is to make quality eye care and eyewear affordable and accessible to all Americans. We achieve this by providing eye exams, eyeglasses and contact lenses to value-seeking consumers. We deliver exceptional value and convenience to our customers, with attractive price points that provide value for a range of consumers. We reach our customers through a diverse portfolio of 1,242 retail stores across four brands and associated omni-channel consumer websites as of September 27, 2025.
Brand and Segment Information
As of September 27, 2025, our operations consisted of one reportable segment. During fiscal year 2024, our Walmart store operations, including our former Legacy reportable segment and components of our AC Lens operating segment met the requirements to be classified as discontinued operations. Refer to Part II. Item 8. Note 2. “Discontinued Operations” of the 2024 Annual Report on Form 10-K for more information on discontinued operations.
•Owned & Host - As of September 27, 2025, our owned brands consisted of 1,049 America’s Best Contacts and Eyeglasses (“America’s Best”) retail stores and 122 Eyeglass World retail stores. Our Host brands consisted of 53 Vista Optical locations on select military bases and 18 Vista Optical locations within select Fred Meyer stores as of September 27, 2025. All brands utilize our centralized laboratories. This segment also includes sales from our America’s Best, Eyeglass World, and Military omni-channel websites.
Our consolidated results also include the following:
•Results of other operating segments — Other operating segments include our dedicated e-commerce website, which sells contact lenses and optical accessory products to retail customers, and recognizes revenue when products have been delivered to the customer, and our managed care business conducted by FirstSight, our wholly-owned subsidiary that is licensed as a single-service health plan under California law, which issues individual vision plans in connection with our America’s Best operations in California.
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
The United States has recently announced changes to U.S. trade policy, including increasing tariffs on imports, in some cases significantly, and potentially negotiating, or terminating existing, trade agreements. For example, on April 2, 2025, the United States announced a new universal baseline tariff of 10%, plus an additional country-specific tariff for select trading partners, on all U.S. imports. Additionally, on September 24, 2025, the U.S. Department of Commerce Bureau of Industry and Security announced the initiation of an investigation into the effects on U.S. national security of imports of personal protective equipment, medical consumables, and medical equipment, including devices, which could result in the imposition of tariffs or other import restrictions. These actions, and retaliatory tariffs imposed by other countries on U.S. exports, have led to significant volatility and uncertainty in global markets, which is continuing. Additionally, the U.S. government has announced and rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. Less than 10% of our costs applicable to revenue are directly subject to tariffs from China. In Mexico, where our exposure relates to our outsourcing relationship with our third-party laboratory, we have mitigation plans in place and we estimate that less than 1% of our costs applicable to revenue are subject to tariffs in Mexico. We are continuing to evaluate these developments, including resulting impacts on our supply chain, commodity costs, and consumer spending, and our ability to offset a portion of these costs to mitigate the impact on our business, consolidated results of operations, and financial condition.
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

	Three Months Ended		Nine Months Ended
In thousands, except earnings per share, percentage and store data	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenue:
Net product sales	$393,483	$363,156	$1,200,837	$1,113,206
Net sales of services and plans	93,847	88,359	283,240	272,836
Total net revenue	487,330	451,515	1,484,077	1,386,042
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	114,615	106,392	346,215	330,809
Services and plans	88,584	83,537	262,545	248,246
Total costs applicable to revenue	203,199	189,929	608,760	579,055
Operating expenses:
Selling, general and administrative expenses	252,339	233,991	755,038	705,472
Depreciation and amortization	22,185	22,690	67,684	68,603
Asset impairment	—	13,726	502	17,701
Other expense (income), net	(1)	—	(101)	(1)
Total operating expenses	274,523	270,407	823,123	791,775
Income (loss) from operations	9,608	(8,821)	52,194	15,212
Interest expense, net	4,119	4,108	12,901	11,560
(Gain) loss on extinguishment of debt	—	(859)	—	(859)
Earnings (loss) from continuing operations before income taxes	5,489	(12,070)	39,293	4,511
Income tax provision (benefit)	2,117	(3,630)	13,010	2,239
Income (loss) from continuing operations	3,372	(8,440)	26,283	2,272
Loss from discontinued operations, net of tax (See Note 2)	—	(28)	—	(2,180)
Net income (loss)	$3,372	$(8,468)	$26,283	$92

Supplemental operating data:
Number of stores open at end of period	1,242	1,231	1,242	1,231
New stores opened during the period	4	18	21	49
Adjusted Operating Income from continuing operations	$19,807	$14,294	$84,883	$62,261
Diluted earnings (loss) per share from continuing operations	$0.04	$(0.11)	$0.33	$0.03
Adjusted Diluted EPS from continuing operations	$0.13	$0.12	$0.65	$0.56
Adjusted EBITDA from continuing operations	$41,823	$36,603	$152,060	$129,720

Percentage of net revenue:
Total costs applicable to revenue	41.7%	42.1%	41.0%	41.8%
Selling, general and administrative expenses	51.8%	51.8%	50.9%	50.9%
Total operating expenses	56.3%	59.9%	55.5%	57.1%
Income (loss) from continuing operations	0.7%	(1.9)%	1.8%	0.2%
Adjusted Operating Income from continuing operations	4.1%	3.2%	5.7%	4.5%
Adjusted EBITDA from continuing operations	8.6%	8.1%	10.2%	9.4%

Three Months Ended September 27, 2025 compared to Three Months Ended September 28, 2024
Certain components of our operations met the requirements to be classified as discontinued operations. Refer to Note 2. “Discontinued Operations” in Part II. of the 2024 Annual Report on Form 10-K for information related to our discontinued operations. Unless otherwise noted, the discussion of U.S. GAAP results below is based on results from continuing operations.
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue from continuing operations for the three months ended September 27, 2025 compared to the three months ended September 28, 2024.

	Comparable store sales growth from continuing operations(1)		Stores open at end of period		Net revenue(1)(2)
In thousands, except percentage and store data	Three Months Ended September 27, 2025	Three Months Ended September 28, 2024	September 27, 2025	September 28, 2024	Three Months Ended September 27, 2025		Three Months Ended September 28, 2024
Owned & Host segment
America’s Best	8.1%	1.2%	1,049	1,019	$428,785	88.0%	$388,846	86.1%
Eyeglass World	5.2%	(0.9)%	122	130	48,754	10.0%	48,101	10.7%
Military	4.4%	(0.6)%	53	53	5,895	1.2%	5,655	1.3%
Fred Meyer	4.1%	(7.3)%	18	29	2,162	0.4%	2,480	0.5%
Owned & Host segment total			1,242	1,231	$485,596	99.6%	$445,082	98.6%
Other segments revenue	—%	—%	—	—	5,343	1.1%	5,338	1.2%
Effects of unearned and deferred revenue	—%	—%	—	—	(3,609)	(0.7)%	1,095	0.2%
Total	6.8%	1.4%	1,242	1,231	$487,330	100.0%	$451,515	100.0%
Effect of deferred and unearned revenue on comparable store sales	0.9%	(0.5)%
Adjusted Comparable Store Sales Growth from continuing operations	7.7%	0.9%
(1) We calculate total comparable store sales from continuing operations based on consolidated net revenue from continuing operations excluding the impact of (i) other segments revenue, (ii) sales from stores opened less than 13 months, (iii) stores closed in the periods presented, (iv) sales from partial months of operation when stores do not open or close on the first day of the month and (v) if applicable, the impact of a 53rd week in a fiscal year. Brand-level comparable store sales growth and net revenue are calculated based on cash basis revenues consistent with what the CODM reviews, and consistent with reportable segment revenues presented in Note 9. “Segment Reporting” in our unaudited condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q.
(2) Percentages reflect line item as a percentage of net revenue, adjusted for rounding.

Total net revenue of $487.3 million for the three months ended September 27, 2025 increased $35.8 million, or 7.9%, from $451.5 million for the three months ended September 28, 2024. Approximately 90% of the increase was driven by growth from Adjusted Comparable Store Sales Growth from continuing operations and approximately 30% of the increase was driven by new store sales, partially offset by approximately 10% from effects of closed stores and approximately 10% by effects of unearned revenue for the period. Net revenue includes a negative (0.8)% impact from the timing of unearned revenue for the three months ended September 27, 2025 as compared to three months ended September 28, 2024.
Comparable store sales growth from continuing operations and Adjusted Comparable Store Sales Growth from continuing operations for the three months ended September 27, 2025 were 6.8% and 7.7%, respectively, both reflecting a higher average ticket and continued strength in the managed care cohort, while customer traffic was relatively flat.

In the three months ended September 27, 2025, we opened four America’s Best stores, and closed two Fred Meyer stores as a result of the host partner’s decision to cease its overall operations at these locations. We also converted four Eyeglass World stores to America’s Best stores from September 28, 2024 to September 27, 2025. Overall, store count grew 0.9% from September 28, 2024 to September 27, 2025 (exclusive of the aforementioned conversions, we had 26 net new America’s Best stores, 11 net closures of Fred Meyer stores, and four net closures of Eyeglass World stores).
Net product sales comprised 80.7% and 80.4% of total net revenue for the three months ended September 27, 2025 and September 28, 2024, respectively. Net product sales increased $30.3 million, or 8.4%, in the three months ended September 27, 2025 compared to the three months ended September 28, 2024, driven primarily by pricing and product mix initiatives in eyeglass sales of $25.1 million, contact lens sales of $4.7 million and other add-on sales.
Net sales of services and plans for the three months ended September 27, 2025 increased $5.5 million, or 6.2%, compared to the three months ended September 28, 2024, driven primarily by higher eye exam revenues of $5.5 million, or 9.7%.
Owned & Host segment net revenue. Net revenue increased $40.5 million, or 9.1%, driven primarily by comparable store sales growth and new store openings, partially offset by closed stores.
Effects of unearned and deferred revenue. Unearned and deferred revenue negatively impacted net revenue by $4.7 million in the three months ended September 27, 2025 compared to the three months ended September 28, 2024, primarily driven by $3.7 million due to the timing of unearned revenue.
Costs applicable to revenue
Costs applicable to revenue of $203.2 million for the three months ended September 27, 2025 increased $13.3 million, or 7.0%, from $189.9 million for the three months ended September 28, 2024. As a percentage of net revenue, costs applicable to revenue decreased from 42.1% for the three months ended September 28, 2024 to 41.7% for the three months ended September 27, 2025. This decrease of 40 basis points as a percentage of net revenue was primarily driven by eyeglass mix and margin improvement of 80 basis points related to a successful execution of pricing and product mix initiatives and leveraging of optometrist-related costs of 30 basis points, partially offset by lower contact lens margin of 40 basis points and other mix and margin effects of 30 basis points.
Costs of products as a percentage of net product sales decreased from 29.3% for the three months ended September 28, 2024 to 29.1% for the three months ended September 27, 2025, primarily driven by eyeglass mix and margin improvement related to a successful execution of pricing and product mix initiatives, partially offset by lower contact lens margin.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales decreased from 28.5% for the three months ended September 28, 2024 to 28.2% for the three months ended September 27, 2025, primarily driven by eyeglass mix and margin improvement related to a successful execution of pricing and product mix initiatives, partially offset by lower contact lens margin.
Costs of services and plans as a percentage of net sales of services and plans decreased from 94.5% for the three months ended September 28, 2024 to 94.4% for the three months ended September 27, 2025. The decrease was primarily driven by leverage of optometrist-related costs and growth in eye exam margin, partially offset by lower growth in add-ons revenue.
Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans decreased from 94.2% for the three months ended September 28, 2024 to 93.2% for the three months ended September 27, 2025, and was primarily driven by leverage of optometrist-related costs and growth in eye exam margin, partially offset by lower growth in add-ons revenue.
Selling, general and administrative
SG&A of $252.3 million for the three months ended September 27, 2025 increased $18.3 million, or 7.8%, from the three months ended September 28, 2024. As a percentage of net revenue, SG&A remained flat at 51.8% for the three months ended September 27, 2025 compared to 51.8% for the three months ended September 28, 2024. SG&A as a percentage of net revenue was primarily impacted by 80 basis points for lower payroll, partially offset by higher healthcare costs. SG&A as a percentage of revenue was also impacted by lower advertising investments of 40 basis points, partially offset by higher variable incentive compensation expenses related to revenue and profitability growth of 110 basis points and other operating expenses of 10 basis points.
Owned & Host SG&A. SG&A as a percentage of net revenue decreased from 40.3% for the three months ended September 28, 2024 to 38.4% for the three months ended September 27, 2025, primarily driven by lower payroll and lower advertising investments, partially offset by higher healthcare costs.

Depreciation and amortization
Depreciation and amortization expense of $22.2 million for the three months ended September 27, 2025 decreased $0.5 million, or 2.2%, from $22.7 million for the three months ended September 28, 2024, primarily driven by fewer new store openings and lower amortization of intangible assets.
Asset Impairment
We recognized no impairment charges during the three months ended September 27, 2025, compared to $13.7 million impairment charges recognized during the three months ended September 28, 2024 primarily for the Fred Meyer contracts and relationships intangible asset, tangible long-lived assets and ROU assets associated with our retail stores. The store asset impairment charge during the three months ended September 28, 2024 is related to our Owned & Host segment and is driven by lower than projected customer sales and profitability in certain stores, and other entity-specific assumptions. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and the likelihood that these scenarios would be ultimately realized; and the remaining useful lives of the assets. Asset impairment expenses were recognized in corporate and other.
Interest expense, net
Interest expense, net, remained flat at $4.1 million for the three months ended September 27, 2025, compared to $4.1 million for the three months ended September 28, 2024, primarily as a result of lower interest income on cash balances of $1.2 million, partially offset by lower interest expense on our debt of $1.1 million.
Income tax provision (benefit)
Our effective tax rates for the three months ended September 27, 2025 and September 28, 2024 were 38.6% and 30.1%, respectively. The change in effective tax rates was primarily driven by the tax impacts of consolidated VIEs and other effects of permanent items. The change in effective rates was also influenced by using the ETR method during the three months ended September 28, 2024 and the AETR method during the three months ended September 27, 2025.
Nine Months Ended September 27, 2025 compared to Nine Months Ended September 28, 2024
Certain components of our operations met the requirements to be classified as discontinued operations. Refer to Note 2. “Discontinued Operations” in Part II. of the 2024 Annual Report on Form 10-K for information related to our discontinued operations. Unless otherwise noted, the discussion of U.S. GAAP results below is based on results from continuing operations.
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue from continuing operations for the nine months ended September 27, 2025 compared to the nine months ended September 28, 2024.

	Comparable store sales growth from continuing operations(1)		Stores open at end of period		Net revenue(1)(2)
In thousands, except percentage and store data	Nine Months Ended September 27, 2025	Nine Months Ended September 28, 2024	September 27, 2025	September 28, 2024	Nine Months Ended September 27, 2025		Nine Months Ended September 28, 2024
Owned & Host segment
America’s Best	6.7%	1.7%	1,049	1,019	$1,299,291	87.5%	$1,181,637	85.3%
Eyeglass World	3.7%	(2.3)%	122	130	150,345	10.1%	154,550	11.2%
Military	3.4%	(0.7)%	53	53	17,905	1.2%	17,369	1.3%
Fred Meyer	4.1%	(5.3)%	18	29	7,188	0.5%	7,862	0.6%
Owned & Host segment total			1,242	1,231	$1,474,729	99.4%	$1,361,418	98.2%
Other segments revenue	—%	—%	—	—	16,696	1.0%	21,682	1.6%
Effects of unearned and deferred revenue	—%	—%	—	—	(7,348)	(0.4)%	2,942	0.2%
Total	5.7%	1.7%	1,242	1,231	$1,484,077	100.0%	$1,386,042	100.0%
Effect of deferred and unearned revenue on comparable store sales	0.7%	(0.5)%
Adjusted Comparable Store Sales Growth from continuing operations	6.4%	1.2%

(1) We calculate total comparable store sales from continuing operations based on consolidated net revenue from continuing operations excluding the impact of (i) other segments revenue, (ii) sales from stores opened less than 13 months, (iii) stores closed in the periods presented, (iv) sales from partial months of operation when stores do not open or close on the first day of the month and (v) if applicable, the impact of a 53rd week in a fiscal year. Brand-level comparable store sales growth and net revenue are calculated based on cash basis revenues consistent with what the CODM reviews, and consistent with reportable segment revenues presented in Note 9. “Segment Reporting” in our unaudited condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q.
(2) Percentages reflect line item as a percentage of net revenue, adjusted for rounding.

Total net revenue of $1,484.1 million for the nine months ended September 27, 2025 increased $98.0 million, or 7.1%, from $1,386.0 million for the nine months ended September 28, 2024. Of the $98.0 million increase, approximately 90% was driven by Adjusted Comparable Store Sales Growth from continuing operations and approximately 40% of the increase was driven by growth from new store sales, partially offset by approximately 20% from closed stores and approximately 10% by effects of unearned revenue for the period. Net revenue includes a negative (0.6)% impact from the timing of unearned revenue for the nine months ended September 27, 2025 as compared to nine months ended September 28, 2024.
Comparable store sales growth from continuing operations and Adjusted Comparable Store Sales Growth from continuing operations for the nine months ended September 27, 2025 were 5.7% and 6.4%, respectively, both reflecting a higher average ticket and continued strength in the Company’s managed care cohort, while customer traffic was relatively flat.
In the nine months ended September 27, 2025, we opened 21 new America’s Best stores, and closed 11 Fred Meyer stores and eight America’s Best stores. Two of the Fred Meyer stores closed as a result of the host partner’s decision to cease its overall operations at these locations. We also converted four Eyeglass World stores to America’s Best stores from September 28, 2024 to September 27, 2025. Overall, store count grew 0.9% from September 28, 2024 to September 27, 2025 (exclusive of the aforementioned conversions, we had 26 net new America’s Best stores, 11 net closures of Fred Meyer stores and four net closures of Eyeglass World stores).
Net product sales comprised 80.9% and 80.3% of total net revenue for the nine months ended September 27, 2025 and September 28, 2024, respectively. Net product sales increased $87.6 million, or 7.9%, in the nine months ended September 27, 2025 compared to the nine months ended September 28, 2024, primarily due to pricing and product mix initiatives in eyeglass sales of $76.6 million, contact lens sales of $9.3 million and other add-on sales.

Net sales of services and plans for the nine months ended September 27, 2025 increased $10.4 million, or 3.8%, compared to the nine months ended September 28, 2024, driven primarily by higher exam revenues of $10.8 million, or 6.1%.
Owned & Host segment net revenue. Net revenue increased $113.3 million, or 8.3%, driven primarily by comparable store sales growth and new store openings, partially offset by closed stores.
Effects of unearned and deferred revenue. Unearned and deferred revenue negatively impacted net revenue by $10.3 million in the nine months ended September 27, 2025 compared to the nine months ended September 28, 2024, primarily driven by $8.3 million due to the timing of unearned revenue.
Costs applicable to revenue
Costs applicable to revenue of $608.8 million for the nine months ended September 27, 2025 increased $29.7 million, or 5.1%, from $579.1 million for the nine months ended September 28, 2024. As a percentage of net revenue, costs applicable to revenue decreased from 41.8% for the nine months ended September 28, 2024 to 41.0% for the nine months ended September 27, 2025. This decrease of 80 basis points as a percentage of net revenue was primarily driven by eyeglass mix and margin improvement of 120 basis points related to a successful execution of pricing and product mix initiatives and leveraging of optometrist-related costs of 20 basis points, partially offset by lower contact lens margin of 20 basis points and other mix and margin effects of 40 basis points.
Costs of products as a percentage of net product sales decreased from 29.7% for the nine months ended September 28, 2024, to 28.8% for the nine months ended September 27, 2025, primarily driven by eyeglass mix and margin improvement related to a successful execution of pricing and product mix initiatives, partially offset by lower contact lens margin.
Owned & Host segment costs of products. Costs of products as a percentage of net product sales decreased from 28.8% for the nine months ended September 28, 2024 to 27.9% for the nine months ended September 27, 2025, primarily driven by eyeglass mix and margin improvement related to a successful execution of pricing and product mix initiatives, partially offset by lower contact lens margin.
Costs of services and plans as a percentage of net sales of services and plans increased from 91.0% for the nine months ended September 28, 2024 to 92.7% for the nine months ended September 27, 2025. The increase was primarily driven by lower growth in eye exam margin and add-ons revenue.
Owned & Host segment costs of services and plans. Costs of services and plans as a percentage of net sales of services and plans increased from 90.2% for the nine months ended September 28, 2024 to 91.3% for the nine months ended September 27, 2025. The increase was primarily driven by lower growth in eye exam margin and add-ons revenue.
Selling, general and administrative
SG&A of $755.0 million for the nine months ended September 27, 2025 increased $49.6 million, or 7.0%, from the nine months ended September 28, 2024. As a percentage of net revenue, SG&A remained flat at 50.9% for the nine months ended September 27, 2025 as compared to 50.9% for the nine months ended September 28, 2024. SG&A as a percentage of net revenue was primarily impacted by lower advertising investments of 50 basis points and other expenses of 70 basis points, partially offset by increases in variable incentive compensation expenses of 80 basis points primarily related to revenue and profitability growth and an increase in stock-based compensation of 40 basis points.
Owned & Host SG&A. SG&A as a percentage of net revenue decreased from 39.1% for the nine months ended September 28, 2024 to 37.7% for the nine months ended September 27, 2025, driven primarily by lower advertising investments and other operating expenses.
Depreciation and amortization
Depreciation and amortization expense of $67.7 million for the nine months ended September 27, 2025 decreased $0.9 million, or 1.3%, from $68.6 million for the nine months ended September 28, 2024, primarily driven by fewer new store openings and lower amortization of intangible assets.
Asset impairment
We recognized $0.5 million impairment charges during the nine months ended September 27, 2025, primarily for tangible long-lived assets and ROU assets associated with our retail stores. We recognized $17.7 million of impairment charges during the nine months ended September 28, 2024, primarily for the Fred Meyer contracts and relationships intangible asset and tangible long-lived assets and ROU assets associated with our retail stores. The store asset impairment charge is related to our Owned & Host segment and is driven by lower than projected customer sales and profitability in certain stores, and other entity-specific assumptions. We considered multiple factors including, but not limited to: forecasted scenarios related to store performance and the likelihood that these scenarios would be ultimately realized; and the remaining useful lives of the assets. Asset impairment expenses were recognized in corporate and other.
Interest expense, net
Interest expense, net was $12.9 million for the nine months ended September 27, 2025, compared to $11.6 million for the nine months ended September 28, 2024. The change was primarily a result of lower income on cash balances of $3.3 million, partially offset by lower interest expense on our debt of $1.8 million.
Income tax provision
Our effective tax rates for the nine months ended September 27, 2025 and September 28, 2024 were 33.1% and 49.6%, respectively. The change in effective tax rates reflects tax impacts of consolidated VIEs, non-deductible compensation, and other effects of permanent items.
Discontinued Operations
Loss from discontinued operations, net of tax, of $2.2 million for the nine months ended September 28, 2024 represents loss prior to the termination of our partnership with Walmart and the wind-down of the AC Lens operations. There were no discontinued operations results for the nine months ended September 27, 2025.

Non-GAAP Financial Measures
Adjusted Operating Income, Adjusted Operating Margin, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Diluted EPS
We refer to these measures as the “Company Non-GAAP Measures.” We define Adjusted Operating Income as net income (loss), plus interest expense (income), net and income tax provision (benefit), further adjusted to exclude stock-based compensation expense, (gain) loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, amortization of acquisition intangibles, ERP and CRM implementation expenses, shareholder activism costs, severance and employee-related costs associated with organizational restructuring and certain other expenses. We define Adjusted Operating Margin as Adjusted Operating Income as a percentage of net revenue. We define EBITDA as net income (loss), plus interest expense (income), net, income tax provision (benefit) and depreciation and amortization. We define Adjusted EBITDA as net income (loss), plus interest expense (income), net, income tax provision (benefit) and depreciation and amortization, further adjusted to exclude stock-based compensation expense, (gain) loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, ERP and CRM implementation expenses, shareholder activism, severance and employee-related costs associated with restructuring and certain other expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of net revenue. We define Adjusted Diluted EPS as diluted earnings (loss) per share, adjusted for the per share impact of stock-based compensation expense, (gain) loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, amortization of acquisition intangibles, amortization of debt discounts and deferred financing costs of our term loan borrowings, amortization of the conversion feature and deferred financing costs related to our 2.50% convertible senior notes due on May 15, 2025 (”2025 Notes”) when not required under U.S. GAAP to be added back for diluted earnings (loss) per share, derivative fair value adjustments, ERP and CRM implementation expenses, shareholder activism, severance and employee-related costs associated with restructuring, and certain other expenses, less the tax effect of these adjustments, including tax expense (benefit) from stock-based compensation.
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

	Three Months Ended				Nine Months Ended
In thousands	September 27, 2025		September 28, 2024		September 27, 2025		September 28, 2024
Net income (loss)	$3,372	0.7%	$(8,468)	(1.9)%	$26,283	1.8%	$92	—%
Loss from discontinued operations, net of tax (See Note 2)	—	—%	(28)	25.5%	—	—%	(2,180)	(1.7)%
Income (loss) from continuing operations	3,372	0.7%	(8,440)	(1.9)%	26,283	1.8%	2,272	0.2%
Interest expense, net	4,119	0.8%	4,108	0.9%	12,901	0.9%	11,560	0.8%
Income tax provision (benefit)	2,117	0.4%	(3,630)	(0.8)%	13,010	0.9%	2,239	0.2%
Stock-based compensation expense (a)	5,501	1.1%	4,615	1.0%	17,836	1.2%	11,779	0.8%
Gain on extinguishment of debt (b)	—	—%	(859)	(0.2)%	—	—%	(859)	(0.1)%
Asset impairment (c)	—	—%	13,726	3.0%	502	—%	17,701	1.3%
Litigation settlement (d)	1,903	0.4%	—	—%	1,903	0.1%	4,450	0.3%
Amortization of acquisition intangibles (e)	169	—%	381	0.1%	507	—%	1,144	0.1%
ERP and CRM implementation expenses (h)	1,368	0.3%	1,804	0.4%	5,529	0.4%	4,461	0.3%
Other (i)	1,258	0.3%	2,589	0.6%	6,412	0.4%	7,514	0.5%
Adjusted Operating Income from continuing operations / Adjusted Operating Margin from continuing operations	$19,807	4.1%	$14,294	3.2%	$84,883	5.7%	$62,261	4.5%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding. Some of the percentage totals in the table above do not foot due to rounding differences.

	Three Months Ended				Nine Months Ended
In thousands	September 27, 2025		September 28, 2024		September 27, 2025		September 28, 2024
Net income (loss)	$3,372	0.7%	$(8,468)	(1.9)%	$26,283	1.8%	$92	—%
Loss from discontinued operations, net of tax (See Note 2)	—	—%	(28)	25.5%	—	—%	(2,180)	(1.7)%
Income (loss) from continuing operations	3,372	0.7%	(8,440)	(1.9)%	26,283	1.8%	2,272	0.2%
Interest expense, net	4,119	0.8%	4,108	0.9%	12,901	0.9%	11,560	0.8%
Income tax provision (benefit)	2,117	0.4%	(3,630)	(0.8)%	13,010	0.9%	2,239	0.2%
Depreciation and amortization	22,185	4.6%	22,690	5.0%	67,684	4.6%	68,603	4.9%
EBITDA from continuing operations	31,793	6.5%	14,728	3.3%	119,878	8.1%	84,674	6.1%

Stock-based compensation expense (a)	5,501	1.1%	4,615	1.0%	17,836	1.2%	11,779	0.8%
Gain on extinguishment of debt (b)	—	—%	(859)	(0.2)%	—	—%	(859)	(0.1)%
Asset impairment (c)	—	—%	13,726	3.0%	502	—%	17,701	1.3%
Litigation settlement (d)	1,903	0.4%	—	—%	1,903	0.1%	4,450	0.3%
ERP and CRM implementation expenses (h)	1,368	0.3%	1,804	0.4%	5,529	0.4%	4,461	0.3%
Other (i)	1,258	0.3%	2,589	0.6%	6,412	0.4%	7,514	0.5%
Adjusted EBITDA from continuing operations / Adjusted EBITDA Margin from continuing operations	$41,823	8.6%	$36,603	8.1%	$152,060	10.2%	$129,720	9.4%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding. Some of the percentage totals in the table above may not foot due to rounding differences.

	Three Months Ended		Nine Months Ended
In thousands, except per share amounts	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Diluted EPS	$0.04	$(0.11)	$0.33	$—
Diluted EPS from discontinued operations	—	—	—	(0.03)
Diluted EPS from continuing operations	0.04	(0.11)	0.33	0.03
Stock-based compensation expense (a)	0.07	0.06	0.22	0.15
Gain on extinguishment of debt (b)	—	(0.01)	—	(0.01)
Asset impairment (c)	—	0.17	0.01	0.22
Litigation settlement (d)	0.02	—	0.02	0.06
Amortization of acquisition intangibles (e)	—	—	0.01	0.01
Amortization of debt discount and deferred financing costs (f)	—	0.01	0.01	0.02
Derivative fair value adjustments (g)	—	0.01	—	0.08
ERP and CRM implementation expenses (h)	0.02	0.02	0.07	0.06
Other (i)	0.02	0.04	0.07	0.10
Tax effects (j)	(0.04)	(0.07)	(0.09)	(0.16)
Adjusted Diluted EPS from continuing operations	$0.13	$0.12	$0.65	$0.56

Weighted average diluted shares outstanding	81,195	78,655	80,170	78,747
(a)Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and performance vesting conditions.
(b)For the three and nine months ended September 28, 2024, reflects the gain on extinguishment related to the repurchase of $217.7 million of the 2025 Notes on August 12, 2024.
(c)Reflects write-off related to non-cash impairment charges of long-lived assets, primarily impairment of Fred Meyer contracts and relationships intangible asset of $10.5 million for the three and nine months ended September 28, 2024, impairment of property, equipment and lease-related assets on closed or underperforming stores and certain store closure decisions made as part of the Company’s store optimization review during the three months ended September 28, 2024.
(d)Expenses associated with settlement of certain litigation.
(e)Amortization of the increase in carrying values of finite-lived intangible assets resulting from the application of purchase accounting following the acquisition of the Company by affiliates of KKR & Co. Inc.
(f)Amortization of deferred financing costs and other non-cash charges related to our debt. We adjust for amortization of deferred financing costs related to the 2025 Notes only when adjustment for these costs is not required in the calculation of diluted earnings per share under U.S. GAAP.
(g)The adjustments for the derivative fair value (gains) and losses have the effect of adjusting the (gain) or loss for changes in the fair value of derivative instruments and amortization of AOCL for derivatives not designated as accounting hedges. This results in reflecting derivative (gains) and losses within Adjusted Diluted EPS during the period the derivative is settled.
(h)Costs related to the Company’s ERP and CRM implementation.
(i)Other adjustments include amounts that management believes are not representative of our operating performance (amounts in brackets represent reductions in Adjusted Operating Income, Adjusted Diluted EPS and Adjusted EBITDA), which are primarily related to shareholder activism costs of $2.1 million for the nine months ended September 27, 2025, severance and employee-related costs associated with organizational restructuring of $0.8 million and $2.9 million for the three and nine months ended September 27, 2025, respectively, costs associated with the digitization of paper-based records of $0.6 million for the three and nine months ended September 27, 2025, $1.5 million and $5.7 million for the three and nine months ended September 28, 2024, respectively, costs associated with the store fleet review of $1.1 million for the three and nine months ended September 28, 2024 and other expenses and adjustments.
(j)Represents the income tax effect of the total adjustments at our combined statutory federal and state income tax rates, including tax expense (benefit) from stock-based compensation.
Liquidity and Capital Resources
Our primary cash needs are for inventory, payroll, store rent, advertising, capital expenditures associated with new stores and updating existing stores, as well as information and remote medicine technology and infrastructure, including our corporate office, distribution centers, and laboratories. When appropriate, the Company may utilize excess liquidity towards debt service requirements, including voluntary debt prepayments, or required interest and principal payments, if any, as well as repurchases of common stock or other securities, based on excess cash flows. The most significant components of our operating assets and liabilities are inventories, accounts receivable, prepaid expenses and other assets, accounts payable, deferred and unearned revenue and other payables and accrued expenses. We exercise prudence in our use of cash and closely monitor various items related to cash flow including, but not limited to, cash receipts, cash disbursements, payment terms and alternative sources of funding. We continue to be focused on these items in addition to other key measures we use to determine how our consolidated business and operating segments are performing. We believe that cash on hand, cash expected to be generated from operations and the availability of borrowings under our revolving credit loans in an aggregate principal amount of $300.0 million (the “Revolving Loans”) will be sufficient to fund our working capital requirements, liquidity obligations, anticipated capital expenditures, and payments due under our existing debt for the next 12 months and thereafter for the foreseeable future. Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the prepayment, refinancing or issuance of debt, issuance of equity or other securities, the proceeds of which could provide additional liquidity for our operations, modifications to our $244.3 million outstanding principal first lien term loan (“Term Loan A”) where possible, or entry into interest rate derivative agreements to moderate our exposure to fluctuations in interest rates underlying our variable rate debt.
Our ability to maintain sufficient liquidity may be affected by numerous factors, many of which are outside of our control. We primarily fund our working capital needs using cash provided by operations. Our working capital requirements for inventory will increase as we continue to open additional stores.
During the nine months ended September 27, 2025, we fully repaid the $84.8 million outstanding principal balance of the 2025 Notes using a combination of cash on hand and liquidity from our Revolving Loans.
As of September 27, 2025, we had $56.0 million in cash and cash equivalents, and $293.6 million of remaining availability under our Revolving Loans, which includes $6.4 million in outstanding letters of credit.
As of September 27, 2025, we had $244.3 million of Term Loan A outstanding under our credit agreement. We were in compliance with all covenants related to our debt as of September 27, 2025.
The following table summarizes cash flows provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended
In thousands	September 27, 2025	September 28, 2024
Cash flows provided by (used for):
Operating activities	$133,134	$103,367
Investing activities	(52,289)	(62,368)
Financing activities	(98,509)	(109,351)
Net change in cash, cash equivalents and restricted cash	$(17,664)	$(68,352)
Net Cash Provided by Operating Activities
Cash flows provided by operating activities increased by $29.8 million to $133.1 million, during the nine months ended September 27, 2025 from $103.4 million for the nine months ended September 28, 2024 as a result of an increase in net income of $26.2 million and changes in net working capital and other assets and liabilities of $8.8 million. These were partially offset by a decrease in non-cash adjustments of $5.2 million primarily driven by a decrease in asset impairment, partially offset by increases in deferred income taxes and stock-based compensation.
Working capital was primarily impacted by year-over-year changes in accounts payable, other liabilities, timing of unearned and deferred revenue, trade receivables, other assets and inventory. Increases in accounts payable contributed $48.6 million in year-over-year cash due to working capital initiatives. Increases in other liabilities contributed $37.3 million in year-over-year cash, primarily due to increases in compensation-related and other accruals. The timing of unearned and deferred revenue contributed $14.9 million in year-over-year cash. These were partially offset by increases in trade receivables, which used $36.7 million in year-over-year cash and were primarily driven by year-over-year changes in sales. Increases in other assets used $28.2 million in year-over-year cash, primarily due to increased cloud-based software investments related to ERP. Increases in inventory used $26.6 million in year-over-year cash due to product mix initiatives. Year-over-year cash changes in working capital were also impacted by the AC Lens wind down and the termination of the Walmart partnership in 2024 that did not recur in 2025.
Net Cash Used for Investing Activities
Net cash used for investing activities decreased by $10.1 million, to $52.3 million, during the nine months ended September 27, 2025 from $62.4 million during the nine months ended September 28, 2024. The year-over-year decrease was primarily due to lower store openings, partially offset by higher investments in doctor and other in-store equipment in existing stores.
Net Cash Used For Financing Activities
Net cash used for financing activities was $98.5 million during the nine months ended September 27, 2025 as compared to $109.4 million during the nine months ended September 28, 2024. The $10.8 million year-over-year decrease was primarily due to borrowings on the Revolving Loans of $25.0 million offset by a repayment of $84.8 million of the 2025 Notes and $25.0 million of Revolving Loans in the nine months ended September 27, 2025 as compared to a prepayment of $217.7 million aggregate principal amount of the 2025 Notes for an aggregate cash repurchase price of $215.0 million, which was partially offset by additional term loan borrowings of $115.0 million in the same period in 2024.
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
As of September 27, 2025, $244.3 million of term loan borrowings were subject to changes in variable market interest rates. A 1.0% increase in market rates would result in a $2.4 million increase in annual interest expense. For more information about quantitative and qualitative disclosures about market risk, please see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in Part II. of the 2024 Annual Report on Form 10-K.

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
In accordance with Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 27, 2025. Based on that evaluation, the CEO and the CFO have concluded that the Company’s current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic filings with the SEC is made known to them in a timely manner.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal year 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(c) During the three months ended September 27, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.
Exhibit Index

Exhibit No.	Exhibit Description
3.1	Third Amended and Restated Certificate of Incorporation of National Vision Holdings, Inc. - incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 10, 2021.
3.2	Fourth Amended and Restated Bylaws of National Vision Holdings, Inc. - incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 12, 2023.
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Vision Holdings, Inc.

Dated: November 6, 2025	By:	/s/ Alex Wilkes
Alex Wilkes
Chief Executive Officer
(Principal Executive Officer)

Dated: November 6, 2025	By:	/s/ Christopher Laden
Christopher Laden
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)