Form 10-K
period 2026-01-03
National Vision Holdings, Inc.
filed 2026-03-04
CIK 1710155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 28, 2025, the last day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.3 billion (based upon the closing sale price of the common stock on last trading date of the quarter on the Nasdaq).
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date

Class	Outstanding at February 20, 2026
Common Stock, $0.01 par value per share	79,437,185
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 3, 2026.

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
Words such as “believes,” “expects,” “may,” “will,” “should,”, “could,” “seeks,” “intends,” “plans,” “estimates,” “anticipates,” or variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, or guarantees of future performance and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.
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
•We may not be successful in implementing our strategic initiatives, or in anticipating the impact of important strategic initiatives, and our plans for implementing such initiatives may be altered or delayed due to various factors, which may have an adverse impact on our business and financial results.
•The optical retail industry is highly competitive, and if we do not compete successfully, our business may be materially adversely impacted.
•Our success depends substantially on the value of our owned brands, and failure to maintain, protect, and enhance their value could have a material negative impact on our business, financial condition, and results of operations.
•Our success depends upon our marketing, advertising and promotional efforts. If we are unable to implement them successfully or efficiently, or if our competitors are more effective than we are, we may experience a material adverse effect on our business, financial condition and results of operations.
•If we fail to open and operate new stores in a timely and cost-effective manner or fail to successfully enter new markets, our financial performance could be materially adversely affected.
•Our growth is dependent on our ability to increase sales in existing stores and to successfully reinvest in existing stores.
•If we are unable to successfully implement our pricing strategies, it could have a material adverse impact on our business.

•Failure to recruit and retain vision care professionals for in-store roles or to provide remote care offerings could adversely affect our business, financial condition and results of operations.
•We are a value-based provider and our business model relies on value-based inputs. Factors such as wage rate increases, inflation, cost increases, increases in the price of raw materials and energy prices could have a material adverse effect on our business, financial condition and results of operations.
•We require significant capital to fund our expanding business. If we are unable to maintain sufficient levels of cash flow from our operations, we may not be able to execute or sustain our growth strategy or we may require additional financing, which may not be available to us on satisfactory terms or at all.
•Our growth strategies could strain our existing resources and cause the performance of our existing stores to suffer.
•We are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs.
•Our e-commerce and omni-channel business faces distinct risks, and our failure to successfully manage those risks could have a negative impact on our profitability.
•If we fail to retain our existing senior management team, attract qualified new personnel or successfully implement our succession plans, such failure could have a material adverse effect on our business, financial condition and results of operations.
•Our operating results and inventory levels fluctuate on a seasonal basis.
•Catastrophic events, including changing climate and weather patterns leading to severe weather and natural disasters, may cause significant business interruptions and expenditures.
•Certain technological advances, greater availability of, or increased consumer preferences for, vision correction alternatives to prescription eyeglasses or contact lenses, or future drug development for the correction of vision-related problems may reduce the demand for our products and materially adversely impact our business and profitability.
•Our profitability and cash flows may be materially adversely affected if we are not successful in managing our inventory balances and inventory shrinkage.
•We depend on our distribution centers and optical laboratories. The loss of, or disruption in the operations of, one or more of these facilities may adversely affect our ability to process and fulfill customer orders and deliver our products in a timely manner, or at all, and may result in quality issues, which would materially adversely affect our reputation, our business and our profitability.
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
•We rely on third-party coverage and reimbursement, including government programs, for an increasing portion of our revenues, the future reduction of which could materially adversely affect our results of operations.
•We face risks associated with vendors from whom our products and certain services are sourced and are dependent on a limited number of suppliers.
•Our ability to source merchandise and services outside of the U.S. could be adversely impacted by changes in U.S. or international laws, including the imposition of tariffs by the U.S. and the resulting consequences.
•We rely heavily on our information technology systems, as well as those of our vendors, for our business to effectively operate and to safeguard confidential information; any significant failure, inadequacy, interruption or security breach could materially adversely affect our business, financial condition and operations.
Risks Related to Our Legal and Regulatory Environment
•We are subject to extensive state, local and federal vision care and healthcare laws and regulations and failure to adhere to such laws and regulations would materially adversely affect our business.
•We are subject to managed vision care laws and regulations and the failure to comply with such laws and regulations could have a materially negative impact on our business, financial condition or results of operations.
•We are subject to rapidly changing and increasingly stringent laws, regulations, contractual obligations, and industry standards relating to privacy, data security and data protection. The restrictions and costs imposed by these laws and other obligations, or our actual or perceived failure to comply with them, could subject us to liabilities that materially adversely affect our business, operations and financial performance.
•We could be materially adversely affected by product liability, product recall or personal injury issues.

•Failure to comply with laws, regulations and enforcement activities or changes in statutory, regulatory, accounting and other legal requirements could materially negatively impact our business, financial condition or results of operations.
•Adverse judgments or settlements resulting from legal proceedings relating to our business operations could materially adversely affect our business, financial condition and results of operations.
•We may not be able to adequately protect our intellectual property, which could harm the value of our brand and materially adversely affect our business.
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
We operate under one reportable segment, our Owned & Host segment, which includes our two owned brands, America’s Best Contacts and Eyeglasses (“America’s Best”) and Eyeglass World, as well as our Host brands, Vista Optical locations within select Fred Meyer stores and Vista Optical locations on select military bases. See Part II. Item 8. Note 15. “Segment Reporting” for more information.
Our Strategy & Transformation
We are one of the largest optical retailers in the United States (“U.S.”) and a leader in the value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best. Our mission is to help people by making quality eye care and eyewear more affordable and accessible. We achieve this by providing eye exams, eyeglasses and contact lenses to consumers across the nation. Our range of quality product offerings at multiple price points makes us an attractive destination for consumers of all income levels. As of January 3, 2026, our 2025 fiscal year end, we reach our customers through a diverse portfolio of 1,250 retail stores across four brands, our associated omni-channel consumer websites, and our dedicated e-commerce consumer website, DiscountContacts.com.
Historically, our business model primarily targeted lower-income consumers with a go-to-market strategy focused on merchandise and messaging of the lowest price. We evolved our operating model in light of the impact of Covid to address changing consumer and doctor preferences, including the introduction of cutting edge remote telehealth capabilities, which are now installed in over 800 of our locations. We believe this differentiator greatly improves our ability to provide consistent access to patient care across our network of stores. In fiscal 2024, we began implementing transformation initiatives designed to accelerate long-term growth and strengthen profitability, including new additions to our executive leadership team, continued expansion of exam capacity, and new traffic-driving initiatives.

In 2025, we embarked on the next phase of our transformation, focused on the rapid modernization of our business in the context of contemporary consumer needs and wants. Our strategy is focused around creating a more joyful consumer experience with refreshed merchandising, updated marketing and brand assets, new in-store technologies to support the customer journey, and an updated pricing architecture, all of which allow us to better serve our existing customers and expand our target consumer demographics. During 2025, as an embodiment of our transformation, we refreshed the National Vision and America’s Best brand identities. We also introduced a new America’s Best brand promise, “Every Eye Deserves Better,” which better reflects our customer mix. These consumer-facing strategies are paired with an increased focus on cost optimization and operating margin expansion, all of which are intended to drive the outcome of a stronger core business and improved operating results.
Our strategic framework is based on data-driven insights and analytics to inform our initiatives. We believe that we have tremendous opportunity across four growth vectors where we are under-indexed versus the category:
•Target Customer Segments. Focus on expanding with customers such as those who use managed vision care, progressive wearers, and Outside Rx customers
•Target Product Categories. Enhancing our product offerings to meet customer demand in areas such as premium lens coatings, transitions, advanced materials, and more premium and luxury frames
•Enhanced Customer Experience. Creating joyful in‑store experiences, personalizing shopping journeys, elevating clinical care, seamless doctor-to-retail handoffs, and implementing digital enhancements
•New Store Growth. Expect to open approximately 30 to 35 new stores per year in near term, primarily comprised of America’s Best stores, while we invest in our strategic initiatives and expect to reaccelerate to approximately 60 per year beginning 2028, totaling approximately 240 new stores through 2030
Our Business
We reach customers through a portfolio of brands, which consists of our leading brand, America’s Best, along with our emerging brands, which include Eyeglass World and our Host brands. Across all of our brands we are modernizing our approach to enhance the customer and patient experience in ways we believe will increase customer retention and drive lifetime loyalty.
All of our brands leverage our highly efficient centralized laboratory network and distribution system, which helps us minimize production and distribution costs. As one of the largest purchasers of eyeglass frames, eyeglass lenses and contact lenses in the U.S., we also benefit from centralized procurement efforts and purchasing economies of scale.
During fiscal 2025, we opened 33 new stores, and we plan to open approximately 30 to 35 new stores in fiscal 2026, primarily comprised of America’s Best stores. Since 2006, we have opened over 1,100 stores in the aggregate, including 1,072 stores under our America’s Best and Eyeglass World retail brands. Our new store model generally targets a store size between 2,500 to 4,500 square feet and an average new store cash investment of approximately $0.4 million to $0.6 million, in furniture, fixtures, leaseholds and equipment for new stores, net of tenant incentives. Our new store model targets sales in the fifth year of operation in the range of $1.5 million to $1.7 million, with at least 55% of year five sales targeted in the first full year of operation. Our new store model targets vary for America’s Best and Eyeglass World stores to reflect differences by brand, markets and geography. The majority of our owned stores have achieved profitability during the second year of operation and have paid back invested capital in three to five years.
Our America’s Best Brand. The America’s Best brand promise, “Every Eye Deserves Better,” launched in 2025 and signifies our commitment to attainable and accessible high-quality eye care and delivering outstanding customer experiences for our customers and patients. America’s Best is committed to providing the best value in the markets in which it operates, starting with our customers and patients and determining personalized value based on their lifestyle needs. In our 1,057 America’s Best stores, vision care services are provided by optometrists employed either by us or by independent professional corporations or similar entities. By leveraging our efficient centralized laboratory network, America’s Best stores minimize processing costs and drive significant economies of scale. America’s Best stores are primarily located in high-traffic strip centers next to other value-focused retailers.
Our Eyeglass World Brand. Historically, this brand has been positioned as an eyeglass superstore with a broad selection of designer brands and price points and offers a highly personalized level of service. In our 122 Eyeglass World locations offer eye exams provided by optometrists employed either by us or by independent professional corporations or similar entities, and have on-site laboratories that enable stores to quickly fulfill certain customer orders and make repairs on site. Lens orders that are not completed in store are completed by our centralized laboratory network. These stores are primarily located in freestanding or in-line locations near high-foot-traffic shopping centers.
Throughout fiscal 2025, we focused on strengthening Eyeglass World’s operational foundation, implementing new sales training and enhanced operations to improve the customer and patient experience. In the second half of fiscal 2025, we initiated a brand positioning review of Eyeglass World as part of its transformation and expect to refresh the brand later in fiscal 2026.
Our Host Brands. We have two Host brands consisting of 53 Vista Optical locations on military bases and 18 Vista Optical locations within select Fred Meyer stores as of January 3, 2026. These brands combine a broad selection of products and attentive customer service with the convenience of one-stop shopping. These brands also utilize our centralized laboratories and provide eye exams principally by independent optometrists in nearly all locations.
Our Omni-Channel and E-Commerce Platforms. We offer our customers an engaging digital shopping experience through an established platform of omni-channel store websites, and our dedicated e-commerce consumer website, DiscountContacts.com. Our omni-channel store websites augment our America’s Best, Eyeglass World and Vista Optical in military brands and provide a customer experience that extends across our in-store, mobile and e-commerce channels. We offer a range of services to customers, including eyeglass purchasing, online scheduling and appointment reminders, contact lens purchasing, “buy-in-store and ship-to-home” capabilities and online frame browsing, among others. Our omni-channel offerings work in concert with these brands to enhance the overall quality of the customer experience. In fiscal 2026, we expect to move our e-commerce consumer websites to a new platform integrated with our new Customer Relationship Management (“CRM”) system to enable a more modern and seamless customer experience.
In the aggregate, sales from our omni-channel and e-commerce platforms, which include “buy-in-store and ship-to-home” transactions, represented approximately 7% of net revenue in each of fiscal year 2025 and 2024.
Our Industry and Competition
We operate in the highly fragmented and growing U.S. optical retail industry, which is defined by The Vision Council to include the sale of exams, frames, lenses, contact lenses, plano sunglasses and readers. According to The Vision Council, the size of the U.S. optical retail industry is estimated to be $69.5 billion in 2025. We believe the industry’s continued growth and its resilience to economic cycles is due in large part to the medical, non-discretionary and recurring nature of eye care purchases.
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
We anticipate that there are several key secular growth trends that will continue to contribute to the stability and growth of the U.S. optical retail industry:
•Aging Population. According to The Vision Council, approximately 80% of adults in the U.S. use some form of vision correction, and there is a significant increase in the use of vision correction above age 45, with further increases above age 55. Given that eyesight deteriorates progressively with age, aging of the U.S. population should result in incremental sales of eyecare and eye exams, and eyewear and related accessories.
•Managed Vision Care Adoption. According to The Vision Council, approximately 70% of consumers reported having some sort of vision care coverage in 2025. With our national scale and evolving product assortment, we believe we are well-positions to allow these customers to maximize the value of their benefit.
•Increased Usage of Computer and Mobile Screens. The U.S. population has experienced a dramatic increase in the amount of time spent viewing electronic screens, and according to the most recent data reported by The Vision Council in 2022, about 90% of American adults reported using digital devices for more than three hours per day with approximately 80% reporting experiencing symptoms of digital eye strain. This is anticipated to result in an increase of vision correction needs.
•Consistent Replacement Cycle. According to the most recent data reported by The Vision Council in 2025, glasses wearers purchase new glasses approximately every two years. Approximately 80% of contacts wearers purchase contact lenses at least once per year. An estimated 51 million people in the United States wear contact lenses that are typically disposable, replaced on a daily, weekly, or monthly basis, driving frequent repurchase.
•Growing Focus on Health and Wellness. The optical retail industry is poised to continue to benefit from an increasing societal focus on health and wellness. Consumers want personalized solutions that allow them to make informed decisions about their health. Additionally, rising healthcare costs are driving a growing emphasis on preventative healthcare. Eye exams can detect a host of physical ailments, such as hypertension or diabetes, and are one of the most inexpensive and effective forms of detection for many of these conditions.
•Momentum in Smart Eyewear. The optical industry is experiencing increased consumer interest in smart eyewear, an emerging category that can integrate vision correction with features such as AI-enablement, hands-

free communication, and seamless integration with smartphones. By appealing to tech‑savvy consumers, smart eyewear can draw new customers into optical retail while also increasing the average ticket size, as these products typically command higher prices than traditional frames and lenses.
The optical retail industry is highly competitive. Competition is generally based upon brand name recognition, price, convenience, selection, service and product quality.
We operate within the value segment of the U.S. optical retail industry, which emphasizes price and affordability. We compete with independent optical retailers who comprise nearly half of the industry, mass merchants and warehouse club stores, specialty retail chains, and independent eye care practitioners and opticians. In the broader optical retail industry, we also compete with large national retailers, both in physical retail locations and online.
We also compete with online sellers of contact lenses and eyewear. The online sale of contact lenses has steadily increased in particular since the passage of the Fairness to Contact Lens Consumers Act. See “Government Regulation” below for more detail. We expect to continue to face competition in the future as companies increasingly employ emerging technologies in the optical retail industry, including, for example, online vision exams.
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
Our diverse frame product portfolio encompasses many brand names and thousands of stock keeping units (“SKUs”). Our stores typically stock well-known frame brands, secondary frame brands, direct import and private label frames. Offerings include both brand name designers, like Ray-Ban, Coach and Calvin Klein, and private label options at attractive prices for value-seeking consumers across income demographics. Our brand-name frame offerings are manufactured by market leaders and we partner with several overseas factories to direct source our private label products. During fiscal 2025, we began to enhance our product offering in areas where we are underdeveloped relative to the optical retail category. We added frames at higher price points and enhanced our portfolio offering with premium products to meet consumer demand while remaining the destination for value. We also introduced innovative products such as Ray-Ban Meta smart glasses.

We also offer a broad portfolio of lenses, including single vision, bifocal, and progressive lenses, with a variety of treatments to enhance vision. We have opportunities to evolve our lens mix by increasing our focus on products and technologies such as advanced‑material lenses, premium lens options, specialized coatings, or photochromic lenses (e.g., Transitions). While we offer these solutions today, we remain underpenetrated relative to the category, and elevating our execution and customer education can unlock meaningful growth. Our sales associates play a key role in educating customers about higher‑quality, thinner, and other value‑added lens options that carry higher margins through one-on-one consultative-selling. As a result, a significant number of America’s Best customers and Eyeglass World customers who purchase eyeglasses choose upgraded lenses and/or frames.
In our America’s Best and Eyeglass World stores, we also offer contact lenses from all major contact lens manufacturers, including our own private label brands (Sofmed and Natural Eyes HydraWear, made by CooperVision), along with a variety of eyewear accessories.
Collectively, our broad product offerings deliver consistent financial results and reduce our reliance on any individual product, style or trend.
Eye exam services are provided by optometrists employed by us, or by professional corporations or similar entities owned by eye care practitioners with whom we have contractual arrangements or by independent optometrists who sublease in our store locations. In addition, as part of our efforts to provide quality, accessible eye care, we have deployed a telehealth solution in certain locations that allows optometrists working remotely to provide eye exam services to patients. Through this remote medicine platform, patients still visit our stores for eye care services, but instead of seeing the optometrists in person, the patients are connected with optometrists licensed in their state through video conferencing technology. The optometrists work with trained optometric technicians to collect preliminary data, and then the optometrists control the optometric equipment remotely to conduct the refractions and eye health examinations while communicating with the patients in real time via 2-way synchronous audio and visual connection. As of January 3, 2026, this technology has been enabled in over 800 of our America’s Best locations. We believe remote medicine not only helps provide quality, accessible eye care to more patients, but also helps address constraints in exam capacity from optometrist availability in store. As part of the rollout, we have also invested in the transition to an electronic health record (“EHR”) platform in nearly all America’s Best locations.

The disposable nature of contact lenses means that customers must replenish their contacts frequently and, in order to refill their prescriptions, contact lens users must have a current prescription. For a prescription to be current, customers generally need to have an eye exam every one or two years, depending on the state in which they reside. America’s Best offers its Eyecare Club programs primarily to its contact lens customers. As of January 3, 2026, the Eyecare Club had approximately 1.3 million active members. Eyecare Club members receive two eye exams per year and 10% off all contact lenses and eyeglasses for the duration of the three-year membership, as well as other periodic benefits and discounts, for a one-time fixed payment. The multiyear nature of these memberships, which customers pay in full at the time they join, facilitates repeat traffic to America’s Best stores for exams and contact lens purchases and builds customer loyalty.
See Note 8. “Revenue from Contracts with Customers” in our audited consolidated financial statements included in Part II. Item 8. of this Form 10-K for additional information.
Our Customers
Increasingly, we are using consumer insights and data to drive our strategy and deliver an expanded view of our customer. Historically, we have primarily targeted price-driven consumers, but data shows our customer base leans toward middle income and mirrors broad U.S. demographics. Our customers are pragmatic buyers, who appreciate value regardless of their income level; style leaders, who want more premium products and may have their own prescription in hand; and wellness shoppers with vision benefits, who are looking for great clinical experiences or may have more advanced eye care needs. As we evolve to better attract and serve these customers who are already shopping with us, we believe we have significant runway for growth.
We are keenly focused on expanding our penetration within three key, high-value customer segments:
•Managed Care. Managed Care customers use vision insurance benefits provided through a managed care plan to pay for their eye exam or eyewear purchase. Our managed care business relates to vision care programs and associated benefits provided by stand-alone vision insurance entities, healthcare plans and government programs. National Vision participates as a provider of both vision care and related vision product solutions, including eyeglasses and contact lenses, and primarily participates in private managed care programs.
While our managed care business has continued to grow, we are underpenetrated in the managed care market relative to the broader optical retail industry. In 2025, our managed care business represented 42% of our revenues from continuing operations. We believe we have a clear path to bring the percentage of revenues from managed care payors to 50%. According to The Vision Council, approximately 70% of consumers reported having some sort of vision care coverage in 2025. With our national scale and evolving product assortment, we believe we are well-positioned to win with this growing customer segment by allowing them to maximize the value of their vision insurance benefits.
•Outside Rx. Outside Rx customers already have a prescription from another provider and come to one of our retail locations or omni-channel web sites to purchase eyeglasses or contact lenses. We believe that we are well positioned to win with Outside Rx customers, including by tailoring marketing messaging to better reach these consumers and evolving adjusting selling techniques and product mix to better serve them in the store.
•Progressive Wearers. Progressive Wearers are customers who rely on progressive, “no‑line” bifocal lenses, and represent a high‑value segment due to their need for more advanced, premium lens solutions.
Our Sales and Marketing
We developed our marketing and sales strategy based on the knowledge we have of our customers. Our brands are positioned to stand for great value and great service, both of which resonate with our target consumers and leave a lasting impression that is distinct from the competition.
During fiscal 2025, we began a transformation of our sales strategy, which starts with our customers and patients and determines personalized value based on their lifestyle needs. To accomplish this, we are investing in sales associate training to transform the selling approach from a more transactional approach focused on price to a more consultative approach designed to provide the best value. We also continue to invest in digital tools, using technology to complement the selling experience wherever possible, to personalize the customer experience and showcase products and features.

In fiscal 2025, we launched a new customer experience platform to centrally manage all customer data, communications and analytics, which replaced our previous CRM system. Our CRM system is used to collect customer demographic data. With this information and the third-party data that we use to supplement the customer information, we enhance our customer relationships with communications based on their individual vision needs and interests to help improve existing customer retention. We believe our new CRM system will allow us to build dynamic, omnichannel customer journeys based on individual behaviors and preferences in order to maximize customer engagement and increase customer retention through personalized experiences across our brands. In fiscal 2026, we expect to move our e-commerce consumer websites to a new platform integrated with our new CRM system to enable a more modern and seamless customer experience. We believe these investments, along with maintenance of our existing information technology capabilities, will provide the flexibility and capacity to accommodate our future growth plans.
In addition to our CRM system, digital advertising is a critical component of our media mix, as we believe both of these programs generate a high rate of return. Potential customers gain awareness of our brands through paid and organic digital efforts via content, video and social media that lead them to our websites.
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
Seasonality
Our business is moderately seasonal in nature. Historically, our business has realized a higher portion of net revenue, operating income and cash flows from operations in the first half of the year, and a lower portion of net revenue, operating income and cash flows from operations in the fourth fiscal quarter. The first half seasonality is attributable primarily to annual health insurance program start/reset periods and predictable consumer propensity to seek eye care and eyewear.
With respect to our fourth quarter results, compared to other retailers, our products and services are less likely to be included in consumers’ holiday spending budgets, therefore reducing spending on personal vision correction during the weeks preceding December 25th of each year. Additionally, although the period between December 25th and the end of our fiscal year is typically a high-volume period, the net revenue associated with substantially all orders of prescription eyeglasses and contact lenses during that period is deferred until January based on generally accepted accounting principles of recognizing revenue only after the product has been accepted by the customer, further contributing to higher revenue results in the first half of the year. Our quarterly results may also be affected by the timing of new store openings and store closings, the amount of sales contributed by new and existing stores, the timing of certain holidays, and the timing of weather-related store closures. Furthermore, changes in consumer behavior in recent years have suggested a departure from the seasonal norms we have experienced in the past and may continue to disrupt the historical quarterly cadence of our results of operations for an unknown period of time.
Our Sourcing and Supplier Relationships
We focus on sourcing well-known frame brands, secondary frame brands, direct import and private label frames and private label contact lenses. We purchase our frame merchandise from a wide variety of vendors, with a limited number of vendors supplying the majority of our eyeglass lenses and contact lenses. We are a large customer for most of our suppliers and we strive to form meaningful, long-lasting and mutually beneficial relationships with our vendors. We have long-term contracts with certain of our key suppliers, including EssilorLuxottica and CooperVision. Under our agreement with EssilorLuxottica, EssilorLuxottica has the sole and exclusive right to supply certain eyeglass lenses to us. The current term of our agreement with EssilorLuxottica runs through May 2028. We are collaborative in our vendor negotiations so as to develop a partnership with our vendors and, in time, a sense of loyalty to National Vision.

Our Optical Laboratories and Distribution Network
We use a highly efficient mix of four domestic, company-operated manufacturing facilities and have an outsourcing relationship with an international, third-party facility. We have state-of-the-art lens processing capabilities in our geographically diverse, company-operated manufacturing facilities in Lawrenceville, Georgia; St. Cloud, Minnesota; Plano, Texas; and Salt Lake City, Utah. Our centralized manufacturing facilities handle all aspects of customizing eyeglass lenses, and have digital capabilities for grinding, coating and edging to customer prescription and eyeglass frame specifications. We have developed a high-volume, low-cost lens processing model to provide approximately seven- to 10-day turnaround service through our domestic owned facilities and our international partner facility. This network was created through significant investment by us and is leveraged across our portfolio of brands to provide efficiency and scale. We route eyeglass orders to both our owned and outsourced facilities through automated logic that optimizes for manufacturing timeline and cost. This architecture is integrated with the point-of-sale system and enables us to minimize our processing costs, while ensuring on-time deliveries. The processing system is designed such that the more eyeglasses we sell, the more efficient the laboratories become, creating significant cost savings over time.
In addition, our Eyeglass World stores are equipped with on-site laboratories, which can process certain customer orders with same-day service. All lens orders that are not processed or completed in store are processed or completed by our centralized manufacturing network.
We have a 118,000 square foot distribution center in Lawrenceville, Georgia. We utilize third-party carriers to transport products from the distribution center to customers and store locations. We utilize a third-party vendor for contact lens fulfillment and distribution.
Human Capital Management
As of January 3, 2026, we had 13,138 full-time and part-time associates, including 635 directly employed optometrists. As of January 3, 2026, our network of optometrists included 2,367 optometrists, of which 635 were directly employed by us, 1,645 were employed by professional corporations or similar entities with which we contract, and 87 who sublease in our store locations.
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
Values and Culture
We aim to maintain a strong and resonating culture guided by our Vision, Mission and Values. We believe everyone deserves to see their best to live their best and our mission is to help people achieve this by making quality eye care and eyewear more affordable and accessible. This purpose is supported by our associates and their values – passion for people, committed to community, results done right, and be your best self.
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
In 2025, we continued to strengthen NVI onboarding programs introduced in the prior year. Both the store-based new hire and district manager onboarding programs were reviewed, refined, and enhanced. Additionally, training and talent development efforts focused on equipping our frontline teams with the knowledge, skills, and techniques needed to deliver an exceptional customer experience. Each month, store teams participated in multiple in-person training sessions designed to deepen associates’ understanding of lens and frame product knowledge, managed vision care insurance, and selling techniques to help customers choose the best value for their lifestyle. Our training strategy aimed to build associates’ knowledge and confidence, with the ultimate goal of improving customer satisfaction and overall experience.
Benefits and Wellness
We strive to ensure our people always feel supported so they can bring their best selves to work every day. We demonstrate this commitment through many of our benefits and wellness offerings. Programs like our 401(k) plan, core and supplemental life insurance, health plan, short and long-term disability, wellness and disease management programs, including personalized programs for diabetes and hypertension, paid time off, parental and adoption leave, accident, critical illness, group legal and identity theft programs, and a financial protection resource, provide the needed resources essential for helping our people care for themselves and their families. We also offer free on-demand mental and behavioral health resources, to provide needed guidance when work and personal challenges affect an associate’s overall well-being. Additionally, our associates receive an annual associate eyewear ticket and eyewear gift tickets that provide them, along with their friends and family, discounted eyewear purchases in our stores.
Our college scholarship program was established to assist associates with children age 24 or under, who are high school seniors or graduates and planning to enroll in a full-time undergraduate course of study at an accredited U.S. college or university. Each year, ten recipients are granted an award of $2,500 each, and awards are renewable for up to three years for a total scholarship of $10,000. We also provide current and former associates who are in pursuit of a Doctor of Optometry degree with financial support through a tuition reimbursement program.
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
Philanthropic Efforts
At National Vision, we believe everyone deserves to see their best to live their best. Our philanthropic culture instills a sense of purpose and engagement in our associates, from in-store team members to senior management. Our associates feel pride in the positive work they are doing, which helps us to attract and retain both store associates and vision care professionals, thus improving the customer experience in our stores. In addition, our mission has been essential to the recruitment and retention of our management team, whose extensive experience is a key component of our business success.
Our financial success has helped fuel our ever-growing philanthropic engine, conducted primarily through 20/20 Quest, a National Vision-sponsored charitable foundation, chartered for the purpose of providing screenings, eye exams, eyeglasses and refractive error solutions to the optically underserved in both the United States and the developing world. In the U.S., through our partnership with charitable organizations, we provide free vision screenings, eye exams and eyeglasses to underserved communities. In addition, through multiple charitable partnerships with organizations such as VisionSpring, RestoringVision, the International Agency for the Prevention of Blindness and VOSH International, we both directly assist and indirectly help to improve the vision of millions of individuals globally. We also work collaboratively with others in the industry to help a portion of the world’s population who live with uncorrected vision problems.
Information Technology
Information technology systems are critical to our day-to-day operations as well as to our long-term growth strategy. Our systems are designed to deliver a consistent, scalable, high-performing and secure experience for our customers, patients, and partners. We utilize a combination of co-location data centers and cloud-based solutions for our infrastructure and the majority of our applications consist of standard, integrated software solutions. Our systems provide the data analysis and automation necessary to support our marketing, merchandising, inventory, distribution, store operations and point-of-sale, e-commerce, remote medicine, finance, accounting and human resources initiatives. We believe our current systems allow us to identify and respond to operating trends in our business.
Areas in which we have invested and continue to invest in include, among others, software systems to enhance the growth of enterprise resource planning (“ERP”), CRM, omni-channel, customer engagement efforts, remote medicine and EHR platforms, cybersecurity programs, our overall security posture, point-of-sale systems, and internal user productivity tools.
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
Corporate Practice of Medicine/Optometry and Similar Laws
Many states prohibit the corporate practice of medicine/optometry where an unlicensed entity practices medicine or employs a physician or optometrist to provide professional medical or optometric services. Further, many states interpret these or similar rules broadly to prohibit employment of certain healthcare professionals by corporations like us and to prohibit various financial arrangements, such as fee-splitting, between some healthcare professionals and other entities. Many states also regulate certain business practices as well as landlord-tenant arrangements between optical companies and optometrists. For example, some states prohibit a common entrance to a retail optical location and an optometric office. These laws and regulations can vary significantly by state, requiring us to tailor our operations in each state to the particular laws of such state. Many of these laws and regulations are vague and subject to the interpretation of regulators and enforcement authorities, which may change over time. States periodically revisit these laws and regulations and we are subject to the ongoing risk that the regulatory scheme in any state could change in ways adverse to us. Our America’s Best operations, which feature a bundled offer of eyeglasses and an eye examination, are particularly implicated by these laws. Additionally, state legislators and regulators may be reluctant to accept telehealth and remote medicine as a way to provide access to quality patient care. There is a disparity across jurisdictions in how telehealth is regulated and how we are able to implement our remote medicine solution. Our ability to launch our remote medicine solution in certain jurisdictions at all or in the most cost-efficient manner is highly dependent on the evolution of these state-by-state requirements and restrictions.
Professional Licensure and Regulation
Our operations are subject to state licensing laws. All states license the practice of ophthalmology and optometry and many states license opticians or ophthalmic dispensers. The dispensing of prescription eyewear is also regulated in most states in which we do business and, in some states, we are required to register our stores as optical dispensaries or the equivalent.
Fairness to Contact Lens Consumers Act (“FCLCA”) and E-commerce Laws
In connection with our sales of contact lenses, we must comply with the FCLCA, and its implementing regulations, including the Contact Lens Rule, promulgated by the Federal Trade Commission (“FTC”), which establish a national uniform standard in the U.S. with regard to issuing, releasing and verifying contact lens prescriptions. This law and rule require that we verify prescriptions we receive from our customers prior to selling contact lenses online. A violation of the Contact Lens Rule may constitute an unfair or deceptive act or practice under the Federal Trade Commission Act (the “FTC Act”).
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
Privacy and Security
We directly collect, use, access, disclose, transmit and/or store protected health information (“PHI”) and personally identifiable information (“PII”) in connection with the sales of our products and services, customer service, billing and employment practices. As a health care provider and as a business associate to health care providers, we are subject to federal and state laws governing privacy and security, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and its implementing regulations, such as the Privacy Rule, the Security Rule and the Breach Notification Rule. The Health Information Technology for Economic and Clinical Health Act of 2009 (the “HITECH Act”) extends the Privacy Rule and the Security Rule directly to business associates. We are also subject to comparable state health privacy laws to the extent they are more protective of individual privacy than the Privacy Rule. We believe that the Office of Civil Rights, which is the enforcement agency for HIPAA, may implement modest changes to HIPAA in 2026, pursuant to a notice of proposed rulemaking that was issued in December 2020. Moreover, nearly all states have adopted their own data breach laws with comparable (and sometimes conflicting) standards and requirements. These state laws apply to breaches of specified elements of PII. In addition, more than a dozen states, including California, have adopted comprehensive consumer privacy laws, and additional states may amend or adopt new laws or regulations regarding data privacy that may be applicable to us, including additional consumer privacy laws.
Laws Related to Reimbursement by Government Programs
Our participation in federal reimbursement programs, such as Medicare and Medicaid, subjects us to state and federal laws and regulations with respect to anti-kickback, false claims and physician self-referral, among other similar areas. The federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, to induce, or in exchange for, the referral of an individual or purchasing, furnishing, recommending or arranging for a good or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, certain discounts, the furnishing of free supplies, equipment, office space or services, credit arrangements, payment of cash and waivers of payments. Healthcare providers that have financial relationships may structure their arrangements to meet certain voluntary safe harbors under the federal Anti-Kickback Statute so that such financial relationships and business practices are not treated as offenses under the statute. Several courts have found a violation of the statute’s intent requirement where the purpose of an arrangement involving remuneration is to induce referrals of patients or consumers purchasing healthcare goods or services paid for, in whole or in part, by federal government programs. There are also a number of healthcare fraud statutes that impose criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. A person or entity does not need to have actual knowledge of the Anti-Kickback Statute or healthcare fraud statutes, or specific intent to violate them in order to have committed a violation. Many states have adopted similar laws that apply to third-party payors including commercial plans.
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

The U.S. Physician Self-Referral Law, or the Stark Law, generally prohibits physicians (which the Stark Law defines to include optometrists) from referring, for “designated health services” (as defined by the Centers for Medicare & Medicaid Services), Medicare or Medicaid beneficiaries to any entity with which the physician or an immediate family member of the physician has a financial relationship unless an exemption applies. The Stark Law further prohibits the entity receiving a prohibited referral from presenting a claim for reimbursement by Medicare or Medicaid for services furnished pursuant to the prohibited referral. The Stark Law has a number of specific exceptions for financial arrangements that do not pose a risk of abuse to Medicare programs or patient abuse. Many states have adopted similar self-referral laws that may not be limited to Medicare or Medicaid reimbursed services. In some cases, the rental of space constitutes a financial relationship under this law. The Stark Law is a strict liability law, meaning that intent is not required; the mere presence of a prohibited relationship may constitute a violation if an exception is not met.
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
Consumer Protection Laws
Federal and state consumer protection laws and regulations can apply to our operations and retail offers. Some of our promotions, such as our America’s Best offer of a “free” eye exam, are subject to compliance with laws and regulations governing use of this term. Further, FTC’s Contact Lens Rule (referenced above) and the similar Eyeglass Rule require that we provide a copy of eyeglass or contact lens prescriptions upon completion of an eye examination or contact lens fitting, and violations may constitute unfair or deceptive trade practices. The FTC has authority under Section 5 of the FTC Act to investigate and prosecute practices that are “unfair trade practices,” “deceptive trade practices,” or “unfair methods of competition.” State attorneys general typically have comparable authority and many states permit private plaintiffs to bring actions on the basis of these laws. In addition, state regulators or boards of optometry may challenge our promotional practices, including America’s Best’s bundled offers, as, among other things, violating applicable state laws regarding unfair competition, false advertising to consumers or corporate practice of optometry prohibitions.
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
Item 1A. Risk Factors
You should carefully consider the risks described below and the other information contained in this report and other filings that we make from time to time with the SEC, including our consolidated financial statements and accompanying notes. Any of the following risks could materially adversely affect our business, financial condition, results of operations or liquidity. These risks are not the only risks we face. Our business, financial condition, results of operations or liquidity could also be adversely affected by additional factors that apply to all companies generally or by risks not currently known to us or that we currently view to be immaterial. We can provide no assurance and make no representation that our risk mitigation efforts, although we believe they are reasonable, will be successful.

Risks Related to Our Business and Operations
Market volatility, an overall decline in the health of the economy, global macroeconomic conditions and other factors may affect consumer spending or behavior, which could materially harm our sales, profitability and financial condition.
Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer behavior, confidence and spending, including whether consumers make purchases, their choice of price point, their appetite for upgrades or add-on services, or the frequency with which they have an eye exam or replace their eyeglasses. Conditions that have affected, or may in the future affect, consumer behavior include general economic conditions, consumer disposable income, energy and fuel prices, recession and fears of recession, unemployment, minimum wages, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, tax rates and policies, inflation, tariffs and trade wars, consumer confidence in future economic conditions, the risk of future government shutdowns, developments related to the U.S. federal debt ceiling and political conditions. In recent years, global markets and economic conditions have been challenging, particularly in light of elevated interest rates and historic inflation, which has created continued economic uncertainty. Additionally, uncertainty and market volatility have been magnified as a result of shifts in U.S. and foreign trade, economic, and other policies, coupled with a consolidation of party control of both chambers of Congress in 2025, which has led to new legislative and regulatory initiatives and the roll-back of certain initiatives of the previous presidential administration, which may impact our business and our clients’ businesses in unpredictable ways, including as a result of the potential implementation of more restrictive trade policies, higher tariffs or the renegotiation of existing trade agreements. These conditions have impacted customer demand and may continue to have similar impacts in the future. Reduced customer confidence and spending cutbacks may result in reduced demand for our merchandise and may force us to mark down inventory, increase selling and promotional expenses or, if part of a prolonged or pervasive economic downturn, may slow the pace of new store openings or cause current stores to close.

Additionally, our business is seasonal in nature, with the first and second quarters typically representing a higher portion of net sales to us than other quarters, due in part to annual health insurance program start/reset periods in the first half of the year. As such, a significant downward trend in the first half of the year could have a substantial negative impact on our annual financial results.
Furthermore, certain of the customers we serve may be disproportionately sensitive to a number of these and other factors outside of our control. A continuation of these or other similar circumstances could have a material negative impact on our financial performance.
Global political, socio-economic, cultural, and geopolitical issues can also impact macroeconomic conditions and consumer sentiment and could have a material adverse impact on our financial results. These issues include, but are not limited to, ongoing conflicts across the globe such as in Russia-Ukraine and the Middle East, as well as disruptions caused by terrorist activities or otherwise. Further escalation of these geopolitical conflicts, including by the imposition of increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and financial condition. In addition, the effects of the ongoing conflicts could also heighten many of the other risk factors described herein.
We may not be successful in implementing our strategic initiatives, or in anticipating the impact of important strategic initiatives, and our plans for implementing such initiatives may be altered or delayed due to various factors, which may have a material adverse impact on our business and financial results.
We may not be able to implement our strategic initiatives in accordance with our expectations or in a way that generates expected returns, which may result in an adverse impact on our business and financial results. These strategic initiatives are intended to allow us to better serve our existing customers and expand our target consumer demographics and drive the outcome of a stronger core business and improved operating results.
In addition to other factors listed in this risk factors section, the challenges of company-wide coordination and alignment or our inability to identify or act on opportunities to deliver anticipated cost savings may adversely affect the successful implementation of these initiatives, which could have a material adverse impact on our business and financial results.
The implementation, timing and results of these complex strategic initiatives are subject to various risks and uncertainties, which may require that we make significant estimates and assumptions in our planning. These initiatives place significant demands on our accounting, financial, information technology, and other systems, and on our business overall. We are dependent on our management’s ability to oversee these initiatives effectively and implement them successfully. If our estimates and assumptions about our initiatives are incorrect, or if we miscalculate the resources or time, we need to complete them or fail to execute on them effectively, our pursuit of these initiatives may increase our costs and reduce our margins and profitability, or we may not realize the anticipated improvements.
To be effective, our transformation initiatives have required, and will continue to require, significant investment in cross-functional operations and management focus, along with supporting investments. If we are unable to attract and retain employees or contract with third parties having the specialized skills needed to support our efforts, or implement improvements to systems in a timely manner, our ability to compete and our results of operations could be adversely affected. In addition, if initiatives related to our new store, marketing or merchandising concepts and improved customer experience do not appeal to our customers or if we are unable to consistently meet our brand execution promises in a cost-effective manner, we may experience a loss of customer confidence or lost sales, which could adversely affect our reputation and results of operations.
A failure to properly execute our plans and business strategies, delays in executing our plans and business strategies, increased costs associated with executing on our plans and business strategies, or failure to identify alternative strategies could have a material adverse effect on our business, financial position, results of operations, and cash flows.
The optical retail industry is highly competitive, and if we do not compete successfully, our business may be materially adversely impacted.
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
Some of our competitors are larger or vertically integrated and engaged in the manufacture and distribution of eyewear as well as managed care. Larger competitors who have greater financial and operational resources, greater brand recognition or broader geographic presence than we do may have large marketing and advertising spends and may be able to offer more competitive prices. Vertically integrated competitors may advantageously leverage their structure, making it more difficult for others in the industry, including us, to compete. We purchase many of our products from suppliers who are affiliates of our competitors. We also compete for managed vision care contracts with certain of our competitors who are affiliates of managed care payors. The termination of one or more relationships we have with these larger, vertically integrated competitors could have a material adverse effect on our business, financial condition and results of operations. In addition, if any of our competitors were to consolidate operations, such consolidation would exacerbate the aforementioned risks. While we strive to evolve in line with changing consumer shopping habits and new technologies, our business and results of operations may be adversely affected if we are not able to effectively respond to changes in the retail markets at the same rate as our competitors.
Our success depends substantially on the value of our owned brands, and failure to maintain, protect, and enhance their value could have a material negative impact on our business, financial condition, and results of operations.
We believe we have built a strong reputation for delivering exceptional value and convenience to our customers through our owned brands, America’s Best and Eyeglass World. To be successful in the future, we believe we must preserve, grow, and leverage the value of our owned brands across all sales channels. Failure to do so may materially negatively impact our financial condition and results of operations.
In fiscal 2025, we launched a reinvention of our America’s Best brand, including a new logo and a new brand platform, and embarked on a brand positioning review of our Eyeglass World brand. We expect to continue to invest substantial resources to promote and maintain our brands, but there is no guarantee that our brand development strategies will enhance the recognition of our brands or lead to increased sales. The strength of our brands will depend largely on our ability to provide products and services at competitive prices. Brand promotion activities may not yield increased net revenue, and even if they do, the increased net revenue may not offset the expenses we incur in promoting and maintaining our brands and reputation. If our efforts to cost-effectively promote, maintain and grow our brands are not successful, our results of operations and our ability to attract and engage customers, partners, and employees may be materially adversely affected.
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
Additionally, if we are unsuccessful in maintaining, protecting and enhancing our brands, we may be required to evaluate whether certain assets, including goodwill and other intangibles, have become impaired. In fiscal 2024, we recorded a goodwill impairment charge related to Eyeglass World. In the event we are required to record further impairment charges, it could have a material impact on our financial results.
Our success depends upon our marketing, advertising and promotional efforts. If we are unable to implement them successfully or efficiently, or if our competitors are more effective than we are, we may experience a material adverse effect on our business, financial condition and results of operations.
We use marketing and promotional programs to attract customers to our stores and to encourage purchases by our customers. If we fail to successfully or efficiently develop and implement marketing, advertising and promotional strategies or to incorporate innovative approaches in such endeavors, we may be unable to achieve and maintain brand awareness, and customer traffic to our stores and/or websites may be reduced. We may not be able to advertise cost-effectively in new or smaller markets in which we have lower store density, which could slow growth at such stores. Changes in the amount and degree of promotional intensity or merchandising strategy by our competitors could cause us to have difficulties in retaining existing customers and attracting new customers. We have invested in a new CRM system that we believe will enhance our engagement with customers, in particular underdeveloped customer segments. We have also shifted to a consultative selling model, where we have trained our store associates to provide a more personalized selling experience. If these expectations on enhancing the customer experience are not realized, our business may be adversely affected. If the efficacy of our marketing or promotional activities declines or if such activities of our competitors are more effective than ours, or if for any other reason we lose the loyalty of our customers, we may experience a material adverse effect on our business, financial condition and results of operations.

If we fail to open and operate new stores in a timely and cost-effective manner or fail to successfully enter new markets, our financial performance could be materially adversely affected.
Achieving our growth strategy depends, in part, on growing our store base and expanding our operations, both in new and existing markets, and operating our new stores successfully.
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
Accordingly, we cannot assure you that we will achieve our planned growth or that our new stores will perform as expected or achieve net sales or profitability levels comparable to those of our existing stores in the time periods estimated by us or at all. Further, we began temporarily moderating new store openings during fiscal year 2025 and will continue this moderation into fiscal year 2026, after which time we expect to return to our more recent store opening cadence as strategic initiatives begin to take hold. Our failure to implement our growth strategy and to successfully open and operate new stores in the time frames and at the costs estimated by us, or failure to return to our more recent store opening cadence in the expected time period or at all, could have a material adverse effect on our business, financial condition and results of operations.
Additionally, we may, from time to time, have the opportunity to add stores to our portfolio through acquisition, which may involve risks related to integration, including diversion of management attention from existing core businesses and substantial investment of resources to support integration, and difficulties integrating personnel, operations, financial systems, supply chains, and information technology systems could result in higher-than-expected expenses, delays or loss of customers. If we fail to successfully integrate acquired stores, or realize the anticipated benefits of acquisitions, our financial condition and results of operations could be materially adversely affected.
Our growth is dependent on our ability to increase sales in existing stores and to successfully reinvest in existing stores.
Existing store sales growth is critical to strong operating results and is dependent on a variety of factors, including merchandise quality, relevance and availability, doctor availability, store operations and customer satisfaction. In addition, increased competition could adversely affect our sales. We have begun several strategic initiatives to increase our sales and profitability, some of which remain in the early stages. For example, during fiscal 2025 we began to enhance our product offering in areas where we are underdeveloped relative to the optical retail category, including by adding frames at higher price points, enhancing our portfolio offering with premium products to meet consumer demand while remaining the destination for value, and introducing innovative products such as Ray-Ban Meta smart glasses. As we continue to moderate new store openings through fiscal 2026, we intend to reallocate capital to increase investments in enhancing the overall patient and customer experience in our existing stores. If we are unable to successfully reallocate capital to enhance existing stores, it could have a material adverse effect on our business, financial condition and results of operations. For more information, see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II. Item 8. Note 1 “Business and Significant Accounting Policies.”
If we are unable to successfully implement our pricing strategies, it could have a material adverse impact on our business.
Our continued success depends in part on our ability to adjust our pricing strategies to respond quickly and effectively to shifting economic and competitive conditions as well as evolving customer preferences. We have historically employed a simple, low price/high value strategy, seeking to balance our pricing and growth in a way that consistently delivers savings to our customers. We are continuing this commitment to value, while at the same modernizing our pricing strategy to maximize that value across a broader range of consumers. From time to time, and increasingly in connection with our strategic initiatives, we have taken and may continue to take pricing actions and introduce limited-time promotions or new offers designed to increase demand traffic, awareness and drive sales. For example, in fiscal 2025, we implemented price increases to each of our America’s Best and Eyeglass World opening offer and continued to evolve our product mix to include a greater percentage of frames at price points over $99. There can be no assurance that future cost increases will be fully absorbed by our customers without any resulting change to their demand for our products and services. Additionally, many factors, including operating costs, constraints, or changes, and our current and future competitors’ pricing and marketing strategies, could significantly affect our pricing strategies, which may prevent us from competing effectively. If our pricing strategies are not successful, or are not as successful as those of our competitors, our sales and market share could decrease and could have an adverse effect on our sales and financial condition.
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
Competition for vision care professionals has increased, especially with the increased demand for optometrists in the current constrained labor market. We compete with other optical retail companies, health systems and group practices for vision care professionals. Failure to attract, hire and retain vision care professionals, or to design and successfully implement more flexibility to meet the expectations of prospective and existing vision care professionals, could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that flexibility initiatives provided to vision care professionals, including with respect to scheduling, will be successful in attracting or retaining vision care professionals or addressing constraints in exam capacity. In recent years, we have experienced an increased degree of vision care professional shortages and related exam capacity constraints, which continued over the course of 2025, and may continue into 2026 and beyond, despite increased recruitment and retention efforts including wage investments and other enhanced compensation efforts. Such efforts have increased, and may continue to increase, our operating costs which could adversely impact our results, and ultimately may be unsuccessful. In addition, due to these same factors, we experienced wage pressure for our vision care professionals and associates in 2025, which we expect to continue in 2026, and which may continue thereafter.
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
A material adverse change in our relationship with vision care professionals, whether resulting from constraints in exam capacity, a dispute with an eye care practitioner or a group of eye care practitioners controlling multiple practice locations, a government or regulatory authority challenging our operating structure or our relationship with vision care professionals, or other changes to applicable laws or regulations (or interpretations of the same), or the loss of these relationships, could impair our ability to provide services to our customers, cause our customers to go elsewhere for their optical needs, or result in legal sanctions against us. In addition, a limited number of professional corporations or similar entities provide for the vision care services at a number of our retail locations, exposing us to some concentration risk. Any difficulties or delays in securing the services of these professionals could also adversely affect our relationships with our Host partners. A material change to any of the foregoing relationships could have a material adverse effect on our business, financial condition and results of operations.

We are a value-based provider and our business model relies on value-based inputs. Factors such as wage rate increases, inflation, cost increases, increases in the price of raw materials and energy prices could have a material adverse effect on our business, financial condition and results of operations.
Increases in compensation, wage pressure and other expenses for vision care professionals, as well as our other associates, have adversely affected, and may continue to adversely affect, our profitability. Increases in minimum wages and other wage and hour regulations and labor shortages can exacerbate this risk. In recent years, we have experienced an increasingly competitive labor market for vision care professionals and increased preferences for adjusted work schedules, resulting in the demand for optometrists exceeding supply in certain areas during fiscal year 2025 and causing constraints in exam capacity. Due to these factors, we continued to experience some degree of wage pressure for our vision care professionals and associates in 2025, which may continue in 2026 and possibly thereafter. Targeted wage investments, including increases in compensation and other expenses for our optometrists and associates, along with other initiatives, were implemented in response to these factors that have and will continue to impact our costs applicable to revenue and SG&A. The costs associated with employment or retention of vision care professionals may increase further, potentially materially. See “Failure to recruit and retain vision care professionals could adversely affect our business, financial condition and results of operations” above. Additional tariffs or other future cost increases, such as increases in the cost of merchandise, shipping rates, raw material prices, freight costs and store occupancy costs, may also reduce our profitability. These cost increases may be the result of inflationary pressures which could further reduce our sales or profitability. Increases in other operating costs, including changes in energy prices and lease and utility costs, may increase our cost of products sold or SG&A. Our value-based model and competitive pressures in the optical retail industry may inhibit our ability to reflect these increased costs in the price of our products, in which case such increased costs could have a material adverse effect on our business, financial condition and results of operations.
We require significant capital to fund our expanding business. If we are unable to maintain sufficient levels of cash flow from our operations, we may not be able to execute or sustain our growth strategy or we may require additional financing, which may not be available to us on satisfactory terms or at all.
To support our expanding business and execute our growth strategy and strategic initiatives, we need significant amounts of capital, including funds to pay our lease obligations, build out new store spaces, laboratories and distribution centers, implement and operate remote medicine technology and EHR platforms, purchase inventory, pay personnel and further invest in our infrastructure and facilities, including investments in transitioning and updating our ERP, retail operating platforms and other technological systems and capabilities. In 2026, we intend to continue to progress our CRM, ERP and other initiatives. We cannot guarantee that these projects will be completed on time or within established budgets. Any delay or increased costs could have a material adverse effect on our business, financial condition and results of operations. Further, our plans to grow our store base may create cash flow pressure if new locations do not perform as projected. We have primarily depended, and expect to continue to primarily depend, on cash flow from operations to fund our business and growth plans. If we do not generate sufficient cash flow from operations, we may need to obtain additional equity or debt financing or utilize our revolving credit facility. Tightening in the credit markets, low liquidity, volatility in the capital markets or a downturn in the economy could result in diminished availability of credit, higher cost of borrowing or lack of confidence in the equity markets, any of which may make it more difficult to obtain additional financing on terms that are favorable to us. If such financing is not available to us, or is not available on satisfactory terms, our ability to operate and expand our business could be curtailed and we may need to delay, limit or eliminate planned store openings or operations or other elements of our growth strategy, which may have a material adverse impact on our business, financial condition and results of operations.
Our growth strategies could strain our existing resources and cause the performance of our existing stores to suffer.
Our growth strategies, including our planned expansion, have placed, and continue to place, increased demands on our existing operational, managerial, supply-chain and administrative resources. These increased demands could strain our resources and cause us to operate our business less effectively, which in turn could cause the performance of our new and existing stores to suffer.
We need to continually evaluate the adequacy of, and opportunity to upgrade, our laboratory, distribution and information technology capabilities, including those related to remote medicine. Our laboratories and distribution center have a finite capacity and, to the extent we grow beyond this capacity, we will need to expand our current laboratories and/or distribution center or add new laboratories and/or distribution capabilities, the cost of which could be material. Should we open additional laboratories or distribution centers, any related construction or expansion projects entail risks which could cause delays and cost overruns, such as unavailability of suitable space, shortages of or delays in obtaining materials, shortages of skilled labor or work stoppages, unforeseen construction, scheduling, engineering, environmental or geological problems, weather interference, fires or other casualty losses, and unanticipated cost increases. We cannot guarantee that any project will be completed on time or within established budgets. Any delay or increased costs associated with any project could adversely affect the financial and overall performance of our existing and planned new stores.
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
In addition, opening new stores in our established markets may result in inadvertent oversaturation, temporarily or permanently divert customers and sales from our existing stores to new stores and reduce comparable store sales, thus adversely affecting our overall financial performance. Furthermore, we have opened and expect to continue to open America’s Best and Eyeglass World stores in close proximity to one another. However, we may not be able to effectively manage stores of both brands in the same market, and this close proximity may cause the performance of such America’s Best and/or Eyeglass World stores to suffer. In addition, oversaturation, or the risk of oversaturation, may reduce or adversely affect the number or location of stores we plan to open, and could thereby materially adversely affect our growth plans overall or in particular markets. From time to time, we update the whitespace analysis prepared for us through an established partnership with a third-party real estate data analytics firm. There are many variables that impact this analysis and there can be no guarantee that updates will lead to the same or greater whitespace opportunity, which could impact our ability to execute our growth strategy.
We are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs.
We lease our America’s Best and Eyeglass World store locations, our corporate office space, our laboratories in Georgia, Texas and Utah, and our distribution center. Additionally, we are still obligated under the lease for a distribution center in Ohio that was previously used in our AC Lens business; this lease expires in March 2028. We also lease our Vista Optical locations inside Fred Meyer stores. As a result, we are susceptible to changes in the property rental market and increases in our occupancy costs.
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

As we expand our store base, particularly in certain markets that are more expensive, such as California and the Northeast, our lease expense and our cash outlays for rent under lease agreements may increase. Our inability to enter into new leases or renew existing leases on terms acceptable to us, or be released from our obligations under leases for stores that we close, could materially adversely affect our business, financial condition and results of operations.
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
•rapid technology changes, including the successful integration of artificial intelligence;
•time and costs associated with training and implementing new technologies and systems;
•credit or debit card fraud and other payment processing related issues;
•changes in applicable federal, state and international regulations;
•liability for online content;
•cybersecurity and consumer and HIPAA privacy concerns and regulations; and
•natural disasters or adverse weather conditions.
Our online sales also expose us to broader applicability of regulations, as well as additional regulations, such as the prescription verification and other requirements under the FCLCA, rules relating to registration of internet sellers, certain requirements under the Treasury Department’s Office of Foreign Assets Control (“OFAC”), FCPA, anti-money laundering and trade sanction laws, and similar anti-corruption, anti-bribery and international trade laws. Problems in any of these areas could result in a reduction in sales, increased costs, sanctions or penalties, or damage to our reputation and brands.
In addition, we must keep up to date with competitive technology trends, including the use of artificial intelligence to automate business processes and improve the customer experience, the use of new or improved technology, creative user interfaces and other e-commerce marketing tools such as paid search and mobile applications, among others, which may increase our costs and which may not increase sales or attract customers. Our competitors, some of whom have greater resources than we do, may also be able to benefit from changes in e-commerce technologies, which could harm our competitive position. If we are unable to allow real-time and accurate visibility to product availability when customers are ready to purchase, quickly and efficiently fulfill our customers’ orders using the fulfillment and payment methods they demand, provide a convenient and consistent experience for our customers regardless of the ultimate sales channel or effectively manage our online sales, our ability to compete and our results of operations could be adversely affected.
Furthermore, if our e-commerce and omni-channel business successfully grows, it may do so in part by attracting existing customers, rather than new customers, who choose to purchase products from us online rather than from our brick and mortar stores, thereby detracting from the financial performance of our stores.
If we fail to retain our existing senior management team, attract qualified new personnel or successfully implement our succession plans, such failure could have a material adverse effect on our business, financial condition and results of operations.
Our business, including the implementation of our strategic transformation, requires disciplined execution at all levels of our organization. This execution requires an experienced and talented management team. If we were to lose the benefit of the experience, efforts and abilities of key executive personnel, it could have a material adverse effect on our business, financial condition and results of operations. Competition for skilled and experienced management is intense, and we may not be successful in attracting and retaining new qualified personnel required to grow and operate our business profitably. While prepare and regularly review management succession plans, a failure to ensure effective transfers of knowledge and smooth transitions involving senior management could hinder our strategic planning and business operations.

Our operating results and inventory levels fluctuate on a seasonal basis.
Our business is subject to seasonal fluctuation. We typically realize a higher portion of net sales during the first half of the fiscal year, due to, among other things, the impact of healthcare plan resets after the close of the prior year. Adverse events, such as higher unemployment, lapses in or the lack of insurance coverage, deteriorating economic conditions, public transportation disruptions, or unanticipated adverse weather or travel conditions, can deter consumers from shopping. Any significant decrease in net sales during the first half of the fiscal year could have a material adverse effect on us and could negatively impact our annual results. In addition, in order to prepare for our peak shopping quarters, we must increase the staffing at our stores and order and keep in stock more merchandise than we carry during other parts of the year. This staffing increase and inventory build-up may require us to expend cash faster than it is generated by our operations during this period. Any unanticipated decrease in demand for our products during such period could require us to sell excess inventory at a substantial markdown, which could have a material adverse effect on our business, financial condition and results of operations.
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
Certain technological advances, greater availability of, or increased consumer preferences for, vision correction alternatives to prescription eyeglasses or contact lenses, or future drug development for the correction of vision-related problems may reduce the demand for our products and materially adversely impact our business and profitability.
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

Our profitability and cash flows may be materially adversely affected if we are not successful in managing our inventory balances and inventory shrinkage.
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
We depend on our distribution centers and optical laboratories. The loss of, or disruption in the operations of, one or more of these facilities may adversely affect our ability to process and fulfill customer orders and deliver our products in a timely manner, or at all, and may result in quality issues, which would materially adversely affect our reputation, our business and our profitability.
Substantially all of our inventory is shipped directly from suppliers to our distribution center in Lawrenceville, Georgia. Inventory is then processed, sorted and shipped using third-party carriers to our stores, to our laboratories for further processing or to our online customers. We operate laboratory facilities in Lawrenceville, Georgia; St. Cloud, Minnesota; Plano, Texas; and Salt Lake City, Utah. We also have outsourcing relationships with third-party laboratories in Mexico. These laboratories process most of the lenses ordered by customers in our stores, as well as on our websites. Once processed at the laboratories, the finished products are returned to our distribution centers for shipment to stores and customers. Additionally, we rely on a third-party vendor for contact lens fulfillment and distribution services.
We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of our distribution centers. Increases in transportation costs (including increases in fuel costs), increased shipping costs, issues with overseas shipments, supplier-side delays, reductions in the transportation capacity of carriers, labor strikes or shortages in the transportation industry, disruptions to the national and international transportation infrastructure, and unexpected delivery interruptions or delays also have the potential to derail our distribution process. We face additional risks related to our international outsourcing laboratory relationships, including port of entry risks such as import restrictions, foreign government regulations, trade restrictions, customs and duties.
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
We derive revenues and operating cash flows from our relationships with our Host partners through our operation of, as of January 3, 2026, 18 Vista Optical locations within select Fred Meyer stores and 53 Vista Optical locations on select military bases. Termination or expiration of our Host agreements would result in a reduction of our revenues and operating cash flows, which could be material and which could adversely affect our business, financial condition and results of operations including an impairment of the intangible assets.
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
At January 3, 2026, the carrying value of intangible assets at our Host brands was $7.6 million. We review the carrying value of our goodwill and intangibles for impairment annually, or more frequently when impairment indicators exist. The impairment test requires us to analyze a number of factors, including evaluating the useful life of intangible assets, and make estimates that require judgment. Future changes in the business profitability, expected cash flows, our business strategy and external market conditions, among other factors, could require us to record impairment charges for goodwill or intangible assets, which could lead to decreased assets and reduced net income. If a significant write down were required, the charge could have a material adverse effect on our operating results and stockholders’ equity, and could impact the trading price of our common stock. During fiscal year 2024, we recorded an impairment of our Fred Meyer contracts and relationships intangible asset due to the decision to close certain Fred Meyer stores as part of our store fleet review.
Sustainability issues, including those related to climate change, could have a material adverse effect on our business, financial condition and results of operations.
Investors, customers, employees and other stakeholders have increasingly focused on the sustainability practices of companies in recent years. As we published our fourth Corporate Responsibility Report in 2025 and continue to develop our corporate responsibility strategy, our sustainability practices will be evaluated against stakeholders’ evolving expectations and standards for responsible corporate citizenship. If our practices in the areas of sustainability, climate and environmental stewardship fail to meet the expectations of our investors, customer, employees and other stakeholders, our reputation or employee and customer retention may be negatively impacted. Sustainability, climate and environmental regulations have resulted in, and may continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations. At the same time, there has been an increase in legal action and political sentiment challenging such regulations. If we fail to meet evolving and divergent stakeholder expectations and legal standards on sustainability issues, investors may reconsider their investment in the company and customers may choose to find alternative providers, which could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Dependence on Third Parties

Our future operational success depends on our ability to develop, maintain and extend relationships with managed vision care companies, vision insurance providers and other third-party payors.
An increasing percentage of our customers receive vision insurance coverage through managed care payors. These payors represent a significant portion of our overall revenues and our revenue growth and represented 42% of our revenues from continuing operations in fiscal 2025. We maintain strong relationships with almost all vision care insurers in the U.S. including the major carriers who dominate market share, subjecting us to concentration risk. Our future operational success could depend on our ability to maintain existing relationships, create partnership opportunities and negotiate contract extensions with managed vision care companies, vision insurance providers and other third-party payors. As our managed care business continues to expand, we have incurred, and expect to incur, additional costs related to this area of our business. In addition, as our managed care business continues to grow closer to overall industry penetration levels, we expect our associated revenue growth rate to slow over time.
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
We rely on third-party coverage and reimbursement, including government programs, for an increasing portion of our revenues, the future reduction of which could materially adversely affect our results of operations.
We rely on third-party coverage and reimbursement, including government and private insurance plans, such as managed vision care plans, for an increasing portion of our net revenue. We are generally reimbursed for the vision care services and products that we provide through payment systems managed by private insurance companies, managed care organizations and governmental agencies. Coverage and payment levels are determined at each third-party payor’s discretion, and we have limited control over third-party payor’s decision-making with respect to coverage and payment levels. Coverage restrictions and reductions in reimbursement levels or payment methodologies may negatively impact our sales and profits. Many third-party payors may continue to explore cost-containment strategies that may potentially impact coverage and/or payment levels for our services and products and impose utilization restrictions and risk-based compensation arrangements. We cannot provide any assurances that we will be able to maintain or increase our participation in managed care arrangements or that we will be adequately reimbursed by managed care payors, vision insurance providers and other third-party payors for the services we provide and the products we sell. From time to time, vision care insurance payors may make changes to their electronic data interchange (“EDI”) claim systems. Such changes may require us to update our processes and could impact our ability to submit claims or to timely receive reimbursements from our managed care partners. If claims for payment are disputed by managed care payors or if we fail to timely or accurately submit claims, we may not receive payment for such claims in a timely manner or at all, which could negatively impact our relationship with managed care organizations and could require us to take write-offs or otherwise have a significant negative impact on our business, financial condition and results of operations. Furthermore, any changes to or repeal of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or any other significant changes to the healthcare regulatory landscape, that may be supported by the current presidential and congressional administrations that recently assumed office, may reduce or eliminate coverage or reimbursement rates of insurance-funded eye exams or eyewear.
We face risks associated with vendors from whom our products and certain services are sourced and are dependent on a limited number of suppliers.
We purchase all of our merchandise from domestic and international vendors and rely on a third-party vendor for contact lens fulfillment and distribution services. For our business to be successful, our suppliers must be willing and able to provide us with products in substantial quantities, in compliance with regulatory requirements, at acceptable costs and on a timely basis. Our ability to obtain a sufficient selection or volume of merchandise on a timely basis at competitive prices could suffer as a result of any deterioration or change in our vendor relationships or events that adversely affect our vendors.
Other than our contracts for the supply of eyeglass lenses and contact lenses, we typically do not enter into long-term contracts with our vendors and, as such, we operate without significant contractual assurances of continued supply, pricing or access to new products. Any of our vendors could discontinue supplying us with desired products in sufficient quantities or offer us less favorable terms on future transactions for a variety of reasons. The benefits we currently experience from our vendor relationships could be adversely affected if our vendors:
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
We rely on a limited number of vendors to supply the majority of our eyeglass lenses and contact lenses and are thus exposed to concentration of supplier risk. In particular, we have agreed to exclusively purchase almost all of our eyeglass lenses from one supplier. During fiscal year 2025, approximately 86% of lens expenditures were from this vendor and approximately 96% of contact lens expenditures were with three vendors. We are less exposed to a supplier risk for our eyeglass frames as only approximately 55% of frame expenditures were with two vendors. If we were to lose any significant supplier, we may be unable to establish additional or replacement sources for our products that meet our quality controls and standards in a timely manner, on commercially reasonable terms or at all. As a few major suppliers dominate the optical retail industry, the risks associated with finding alternative sources may be exacerbated.
Our ability to source merchandise and services outside of the U.S. could be adversely impacted by changes in U.S. or international laws, including the imposition of tariffs by the U.S. and the resulting consequences.
We also source merchandise directly from suppliers outside of the U.S. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control including increased shipping costs, the imposition of additional import or trade restrictions, including legal or economic restrictions on overseas suppliers’ ability to produce and deliver products, increased custom duties and tariffs, unforeseen delays in customs clearance of goods, more restrictive quotas, loss of a most favored nation trading status, currency exchange rates, transportation delays, port of entry issues and foreign government regulations, political instability, public health emergencies, and economic uncertainties in the countries from which we or our vendors source our products. There is significant uncertainty with the U.S. tariff regime following the U.S. Supreme Court decision that struck down certain of the US tariffs implemented by the Trump Administration. While we intend to seek a refund for duties paid under the invalidated regime, it is uncertain if and when we would receive such a refund. Although the U.S. Supreme Court has invalidated certain tariffs, the U.S. government has and may impose additional new or different tariffs under different authority. Any new, increased or modified tariffs or other trade restrictions could materially affect our operations. Moreover, negative press or reports about internationally manufactured products may sway public opinion, and thus customer confidence, away from the products sold in our stores. We also rely on vendors outside of the U.S. to provide certain services, including some call center functions. These services are subject to risks inherent in performing business operations outside of the U.S., including compliance with foreign laws and our ability to adequately oversee such functions. These and other issues affecting our international vendors or internationally manufactured merchandise could have a material adverse effect on our business, financial condition and results of operations.

If the U.S. were to withdraw from or materially modify any other international trade agreement to which it is a party or if the U.S. imposes significant additional tariffs or other restrictions on imports from Mexico, where our outsourced optical laboratories are located, or China, where the majority of our frames are sourced and manufactured, it could have an adverse impact on our business. The United States-Mexico-Canada Agreement (“USMCA”), the free trade agreement among the U.S., Canada and Mexico, is undergoing a joint review in 2026. If the USMCA is terminated, or otherwise substantially amended, it could have a material adverse impact on our financial performance. Any such tariffs, restrictions or other changes could lead to additional costs, delays in shipments, embargoes or other uncertainties that could negatively impact our relationships with our international vendors and labs and materially adversely affect our business, including by requiring us to increase our prices and identify alternative sources for merchandise and labs. For example, we source merchandise from suppliers located in China and a significant amount of domestically-purchased merchandise is manufactured in China. Historically, tariffs have not materially affected our financial results, and we believe that less than 10% of costs applicable to revenue are subject to tariffs on Chinese imports; however, tariff rates are subject to change and have varied over the past few years. There is significant uncertainty regarding trade policies between the U.S. and other countries. While we have implemented mitigation plans and continue to focus on additional mitigation strategies to offset the impact of tariffs, including the termination of our outsourced laboratory relationship with China in early 2024 in connection with the termination of our partnership with Walmart and as part of an ongoing effort to reduce tariff exposure to China, costs with respect to products subject to these tariffs have increased. If we are unable to mitigate the full impact of the enacted tariffs or if there is a further escalation of tariffs, costs on a significant portion of our products may increase further and our financial results may be negatively affected.
We rely heavily on our information technology systems, as well as those of our vendors, for our business to effectively operate and to safeguard confidential and sensitive information; any significant failure, inadequacy, interruption or security incident could materially adversely affect our business, financial condition and operations.
We rely heavily on our information technology systems, as well as those of our vendors, for many functions across our operations, including ERP, managing our supply chain and inventory, processing customer transactions in our stores, allocating lens processing jobs to the appropriate laboratories, providing and maintaining our remote medicine and EHR platforms, our financial accounting and reporting systems, maintenance of certain of our cybersecurity programs, CRM and customer engagement efforts, operating our websites, growing our omni-channel and e-commerce business, and human resources administration. Our ability to effectively manage our business and coordinate the sourcing, distribution and sale of our products depends significantly on the reliability and capacity of these systems. We also collect, process and store sensitive and confidential information, including our proprietary business information and that of our customers, associates, suppliers and business partners. The secure processing, maintenance and transmission of this information is critical to our operations.
Our systems, and those of our vendors, may be subject to damage or interruption from power outages or damages, telecommunications problems, data corruption, software errors, network failures, acts of war or terrorist attacks, fire, flood, ransomware or other cybersecurity attacks, and natural disasters. Our existing information security systems, data backup, access protection, user management and information technology emergency planning may not be sufficient to prevent data loss or long-term network outages. In addition, we may need to upgrade our existing information technology systems or choose to incorporate new technology systems from time to time in order for such systems to support the increasing needs of our expanding business and ever-changing cybersecurity threats. Costs and potential problems or interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations. In particular, we recently implemented an ERP system to replace many of our former operating and financial systems. This type of implementation is a major undertaking, both financially and from a management and personnel perspective. Any material disruptions, delays or deficiencies in the implementation of our new ERP system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business.
Our systems and those of our third-party vendors and business partners may be vulnerable to security attacks by threat actors (including employees, criminal actors, and other third parties), acts of vandalism, use of computer malware, misplaced or lost data, human errors, or other similar events and are from time to time subject to such incidents. Security incidents, use of computer malware, and computer intrusions or compromises have become more prevalent across industries and are increasing in their frequency, level of persistence, sophistication and intensity, and are being conducted by sophisticated, criminal organized groups and individuals. We may face increased cybersecurity risks due to our reliance on Internet technology and the increased number of employees working remotely. If unauthorized parties gain access to our networks or databases, or those of our third-party vendors or business partners they may be able to exfiltrate, publish, delete, or use inappropriately or modify our or our customers’ confidential and sensitive information, including protected health information, payment card information and PII. In addition, employees may intentionally or inadvertently cause data or security incidents that result in unauthorized access to or release of sensitive or confidential information. Because the techniques used to circumvent security systems can be highly sophisticated, change frequently, are often not recognized until launched against a target and may originate from less regulated areas around the world, we may be unable to proactively address all possible vulnerabilities or implement adequate preventive measures to prevent all attacks. Although the incidents that we have experienced to date have not had a material effect on our business, there can be no assurance that such incidents will not have a material adverse effect on us in the future. Any such incident, attack, or other event could result in costly investigations, regulatory scrutiny, and litigation exceeding applicable insurance coverage or contractual rights available to us, lost profits, increased expenses, civil or criminal penalties, operational changes or other response measures, loss of consumer confidence in our security measures, or negative publicity that could adversely affect our financial condition, results of operations and reputation.
Any material disruption or slowdown of our systems or those of our third-party service providers and business partners, could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Legal and Regulatory Environment
We are subject to extensive state, local and federal vision care and healthcare laws and regulations and failure to adhere to such laws and regulations would materially adversely affect our business.
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
Our failure to comply with applicable regulations could have severe consequences, including the closure of our stores, possible breaches of the agreements relating to certain of our brands, changes to our way of doing business and the imposition of fines and penalties and have a materially negative impact on our business, financial condition or results of operations.
We are subject to managed vision care laws and regulations and the failure to comply with such laws and regulations could have a materially negative impact on our business, financial condition or results of operations.
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
We are subject to rapidly changing and increasingly stringent laws, regulations, contractual obligations, and industry standards relating to privacy, data security and data protection. The restrictions and costs imposed by these laws and other obligations, or our actual or perceived failure to comply with them, could subject us to liabilities that materially adversely affect our business, and financial condition or results of operations.
We are subject to HIPAA, the HITECH Act and the health data privacy, security and breach notification regulations issued pursuant to these statutes, which govern our collection, use, access, disclosure, transmission and/or storage of PHI, in connection with the sales of our products and services, customer service, billing and employment practices, as well as our operations as a business associate to multiple healthcare providers. HIPAA has several rules with which we must comply, including the HIPAA Privacy, Security, and Breach Notification rules. Each of these rules sets forth specific standards and controls that covered entities and business associates must implement, and the ongoing implementation of these requirements may take significant time, effort and resources, including engaging external resources to assess compliance with these rules. While we take precautions to detect and prevent non-compliance among our associates, subcontractors and vendors, it is not always possible to identify and deter misconduct related to unauthorized access, use, disclosure or destruction of PHI.
In addition, there are existing state privacy, security and breach notification laws and regulations that apply to both PHI and PII collected and/or processed by us and/or our third-party vendors. These existing laws and regulations may be amended and states may adopt new laws or regulations regarding consumer data security and privacy, including individual data privacy rights (such as rights to request a business for access to, deletion or modification of, or a portable copy of such individual’s personal information). In the states that have enacted comprehensive consumer privacy and data protection laws, companies generally must publicly disclose in a privacy notice how PII is used and shared with vendors, contractors, and third parties. Moreover, individuals in these states can usually opt out of the selling or sharing of their PII and restrict the use of cookies and similar tracking technologies by companies for non-essential purposes. Our failure to effectively implement the required or addressable data privacy and security safeguards and breach notification procedures, and to implement consumer data rights processes, or our failure to accurately anticipate the application or interpretation of these laws and regulations and standards, could lead to invalidation or modification of our agreements with optometrists or professional corporations or similar entities owned by eye care practitioners, create material civil and/or criminal liability for us or require us to change our business practices, which could result in adverse publicity and loss of consumer trust, and have a material adverse effect on our business, financial condition and results of operations.
The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and changing requirements across our business. For instance, as an entity that collects and maintains PII and PHI, we could be required, in the event of a data incident, to report the incident not only to affected customers, but also to various government agencies, regulators, and media outlets, potentially harming our reputation and our business. Our business partners may have contractual rights of indemnification against us or seek to terminate our contracts with them in the event that their customer or proprietary business information is disclosed as a result of a compromise of our information technology systems. Additionally, business partners may also face a data security incident, resulting in our customer or proprietary business information to be disclosed, which could result in a loss of consumer confidence in our security measures, harm our business, financial condition and results of operations, and lead to costly investigations, regulatory scrutiny, and litigation. Such an incident also may not be adequately covered under contractual rights of indemnification or by cyber insurance policies. Further, if we are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions or expulsion from card acceptance programs, which could adversely affect our business, financial condition and results of retail operations. As privacy and information security laws and regulations change and vary from state to state, we may incur additional compliance costs.

We could be materially adversely affected by product liability, product recall or personal injury issues.
We could be materially adversely impacted by the supply of defective products, including the infiltration of counterfeit products into the supply chain and contamination or product mishandling issues. Product liability or personal injury claims may be asserted against us with respect to any of the products we sell or services we provide. The provision of professional eye care services by the vision care professionals employed by us or with whom we have contractual arrangements also increases our exposure to professional liability claims. There is a risk that these claims may exceed, or fall outside the scope of, our insurance coverage. In addition, a government or other regulatory agency could require us or one of our vendors or suppliers to remove a particular product from the market for, among other reasons, failure to adhere to product safety requirements or quality control standards. Product recalls can result in the disposal or write-off of merchandise, harm our reputation and cause us to lose customers, particularly if those recalls cause consumers to question the performance, quality, safety or reliability of our products. Any significant returns or warranty claims, as well as the timing of such returns or claims, could result in significant additional costs to us and could adversely affect our results of operations.
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
Failure to comply with laws, regulations and enforcement activities or changes in statutory, regulatory, accounting and other legal requirements could materially negatively impact our business, financial condition or results of operations.
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

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and materially adversely affect our business.
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
We have a significant amount of indebtedness. As of January 3, 2026, we had approximately $237.6 million of aggregate principal amount of indebtedness associated with our first lien term loan (the “Term Loan A”) due in 2028. Our leverage could have a number of consequences for us, including:
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
As of January 3, 2026, our term loan borrowings of $237.6 million were subject to variable interest rates, with a weighted average borrowing rate of 5.6%. Our interest rate collar matured in 2024. We entered into an interest rate swap during the fourth quarter of 2025 to help offset the variability of cash flows in term loan interest payments attributable to changes in Term SOFR. The notional amount of the hedge is $100.0 million. See Note 13. “Interest Rate Derivatives” for further details. An increase in interest rates, whether because of an increase in market interest rates or a decrease in our creditworthiness, could increase the cost of servicing our debt and could materially reduce our profitability and cash flows.
Moreover, at this time, it is not possible to predict the full effect that the recent discontinuance of London Interbank Offered Rate (“LIBOR”), or the establishment of alternative reference rates such as SOFR, will have on us or our borrowing costs and such changes may result in an increase in the cost of our variable rate indebtedness. SOFR is a relatively new reference rate and its composition and characteristics are not the same as LIBOR. Given the limited history of this rate and potential volatility as compared to other benchmark or market rates, the future performance of this rate cannot be predicted based on historical performance.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We have developed processes for assessing, identifying and managing material risks from cybersecurity threats. Our enterprise risk assessment and management system incorporates risks from cybersecurity threats alongside other risks to the Company. We also have a management-level risk management council that supports our processes to assess and manage cybersecurity and other risks. Our information security team oversees and implements security controls designed to minimize the risk or impact of any compromise or unauthorized disclosure of our or our customers’ confidential and sensitive data, including protected health information and PII. These controls include endpoint protection and response software (anti-virus), network intrusion detection devices, a vulnerability management program, IT and third-party risk management programs, and multifactor authentication. We provide annual security awareness training for corporate and store associates, and we administer periodic phishing testing and training to associates who have access to a company email address.
The security of the National Vision network is monitored by a Security Operations Center (“SOC”), which works with our information security team with the aim of preventing, detecting, and responding to cybersecurity attacks. We also maintain an incident response plan which, among other things, is designed to outline the response actions to an incident, mitigate the impact of an incident, assist in restoring normal business operations, and comply with applicable regulatory obligations arising from an incident. Our risk management processes also address cybersecurity threat risks associated with our use of third-party vendors. Our Chief Technology Officer (“CTO”) collaborates with our information security and legal teams to conduct periodic tabletop exercises to test our data security and incident response procedures. Periodically, we engage specialized third parties to assist in conducting these exercises. We also conduct third-party HIPAA security risk assessments to identify and catalog potential security risks to health data.
In the last three fiscal years, we have not experienced a material information security incident, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business, including our business strategy, results of operations, or financial condition. Further discussion of the potential impacts on our business from cybersecurity incidents is provided in “Item 1A. Risk Factors – We rely heavily on our information technology systems, as well as those of our vendors, for our business to effectively operate and to safeguard sensitive and confidential information; any significant failure, inadequacy, interruption or security incident could adversely affect our business, financial condition and operations,” the sophistication of cyber threats continues to increase, and the actions we take to reduce the risk of cyber incidents and protect our systems and information may be insufficient. As such, no matter how well our controls are designed or implemented, we cannot assure that we will be able to anticipate all security incidents, and we may not be able to implement effective preventive measures against such security incidents in a timely manner.
Governance
Our CTO oversees our cybersecurity program and is responsible for assessing and managing our material risks from cybersecurity threats. Our CTO has served in this role at the Company since September 2025 and brings more than 30 years of industry experience in various senior roles involving managing global information technology and providing technology services in the areas of application development, infrastructure, data, and technology strategy, and specializing in Agentic AI, cloud solutions, enterprise software, and technology strategy. The Vice President of Information Technology Infrastructure collaborates with the CTO and a supporting team to maintain and update the Company’s technology infrastructure and corresponding safety measures. Our VP of Information Technology Infrastructure has served in this role at the Company for over eight years, has over 25 years of experience in information technology systems and holds a bachelor of science degree in computer information systems.
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

A summary of our stores by location as of January 3, 2026 is shown below.

State	America’s Best	Eyeglass World	Other	State	America’s Best	Eyeglass World	Other
AK	—	—	6	MO	27	1	1
AL	25	1	3	MS	—	—	2
AR	—	—	1	NC	28	—	2
AZ	32	11	2	NE	6	1	1
CA	93	—	3	NJ	45	—	1
CO	27	7	3	NM	—	2	3
CT	8	—	—	NV	—	4	1
FL	110	44	2	NY	33	—	1
GA	56	4	5	OH	46	1	1
IA	6	1	—	OR	12	—	5
ID	7	—	—	PA	50	5	—
IL	62	2	—	SC	23	2	1
IN	18	11	—	TN	29	6	—
KS	—	2	2	TX	138	6	5
KY	5	1	2	UT	14	5	1
LA	15	—	1	VA	38	—	1
MD	24	—	1	WA	20	1	13
MI	37	4	—	WI	9	—	—
MN	13	—	—	WY	1	—	—
___________
Note: ‘Other’ includes Vista Optical in Fred Meyer stores and on military bases. There is one Vista Optical location in Puerto Rico.
We lease laboratories in Georgia, Texas and Utah, a distribution center in Georgia, and we own our laboratory in Minnesota. We operated our distribution center in Ohio through June 2024 and have subsequently subleased the property to a third party.
Our corporate office is located in leased space in Duluth, Georgia. In addition, we lease office space for our FirstSight corporate office in Upland, California.
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
Holders
As of February 20, 2026, there were approximately 12 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not represent the actual number of beneficial owners of our common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners.
Issuer Purchases of Equity Securities
During the quarter ended January 3, 2026, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act.
The Company’s original share repurchase authorization expired on January 3, 2026, and had remaining capacity of $50 million. Effective March 2, 2026, the Company’s Board of Directors (the “Board”) authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company’s common stock until December 28, 2030. The authorization permits the Company to make purchases of its common stock from time to time in the open market or privately negotiated transactions, and pursuant to pre-set trading plans meeting the requirements of all applicable securities laws and regulations. The timing and amounts of any such repurchases will depend on a variety of factors, including the market price of the Company’s shares, general market and economic conditions, legal requirements and tax implications. The Company expects to fund the share repurchases using cash on hand.
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
The graph below presents the Company’s cumulative total stockholder returns relative to the performance of the Nasdaq Global Composite Index and the Nasdaq US Benchmark Retail Index commencing December 31, 2020 and through January 2, 2026. All values assume a $100 initial investment in the Company’s common stock on Nasdaq and data for the Nasdaq Global Composite Index and the Nasdaq US Benchmark Retail Index assumes all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end values based on the last trading day of each fiscal year. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
12/31/2020
12/31/2021
12/30/2022
12/29/2023
12/27/2024
1/2/2026
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
We conduct substantially all of our activities through our indirect wholly-owned subsidiary, NVI, and its subsidiaries. We operate on a retail fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to December 31. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References herein to “fiscal year 2025” relate to the 53 weeks ended January 3, 2026, references herein to “fiscal year 2024” relate to the 52 weeks ended December 28, 2024 and references herein to “fiscal year 2023” relate to the 52 weeks ended December 30, 2023.
The disclosures contained in this Form 10-K are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law. For further information, please see “Risk Factors” and “Forward-Looking Statements.”
Overview
We are one of the largest optical retailers in the United States (“U.S.”) and a leader in the value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best. Our mission is to help people by making quality eye care and eyewear more affordable and accessible. We achieve this by providing eye exams, eyeglasses and contact lenses to consumers across the nation. Our range of quality product offerings at multiple price points makes us an attractive destination for consumers of all income levels. As of January 3, 2026, our 2025 fiscal year end, we reach our customers through a diverse portfolio of 1,250 retail stores across four brands, our associated omni-channel consumer websites, and our dedicated e-commerce consumer website.
Brand and Segment Information
As of January 3, 2026, our operations consisted of one reportable segment. During fiscal year 2024, our Walmart store operations, including our former Legacy reportable segment (“Legacy”) and components of our AC Lens operating segment met the requirements to be classified as discontinued operations.
•Owned & Host – As of fiscal year end 2025, our owned brands consisted of 1,057 America’s Best Contacts and Eyeglasses (“America’s Best”) retail stores and 122 Eyeglass World retail stores. In America’s Best stores, vision care services are provided by optometrists employed by us or by independent professional corporations or similar entities. America’s Best stores are primarily located in high-traffic strip centers next to value-focused retailers. Eyeglass World locations offer eye exams, provided by optometrists employed either by us or independent professional corporations or similar entities, and have on-site optical laboratories that enable stores to quickly fulfill many customer orders and make repairs on site. Eyeglass World stores are primarily located in freestanding or in-line locations near high-foot-traffic shopping centers. Our Host brands consisted of 53 Vista Optical locations on select military bases and 18 Vista Optical locations within select Fred Meyer stores as of fiscal year end 2025. We have strong, long-standing relationships with our Host partners and have maintained each partnership for over 20 years. These brands provide eye exams primarily by independent optometrists. All brands utilize our centralized laboratories. This segment also includes sales from our America’s Best, Eyeglass World, and Military omni-channel websites.
Our consolidated results for all periods presented in this Form 10-K also include the following:
•Corporate and other — Our corporate and other category includes the results of our dedicated e-commerce website, which sells contact lenses and optical accessory products to retail customers, and recognizes revenue when products have been delivered to the customer and our managed care business conducted by FirstSight, our wholly-owned subsidiary that is licensed as a single-service health plan under California law, which issues individual vision plans in connection with our America’s Best operations in California. Our “corporate and other” category also includes unallocated corporate overhead expenses, which are a component of Selling, general and administrative expenses (“SG&A”) and are comprised of various home office expenses such as payroll, occupancy costs and consulting and professional fees. Corporate overhead expenses also include field services for our four retail brands. Other expenses included in this category include certain non-cash charges, including asset impairment, stock-based compensation expense, and the impact of certain events, gains, or losses excluded from the assessment of segment performance.
•Effects of unearned and deferred revenue — Reportable segment information is presented on the same basis as our consolidated financial statements, except reportable segment revenues and associated costs applicable to revenue which exclude the effects of unearned and deferred revenue, consistent with what our chief operating decision maker (“CODM”) regularly reviews. We present the effects of unearned and deferred revenues separately from our reportable segment information. See Note 15. “Segment Reporting” in our consolidated financial statements. Deferred revenue represents the timing difference between the point of sale and when services related to product protection plans and eye care club memberships are performed. Increases or decreases in deferred revenue during the reporting period represent cash collections in excess of, or below the recognition of, previous deferrals. Unearned revenue represents the timing difference between the point of sale transaction and delivery/customer acceptance, and includes sales of prescription eyewear during approximately the last two weeks of the reporting period.

Trends and Other Factors Affecting Our Business
Historically, our business model primarily targeted lower-income consumers with a go-to-market strategy focused on merchandise and messaging of the lowest price. We evolved our operating model in light of the impact of Covid to address changing consumer and doctor preferences, including by introducing cutting edge remote telehealth capabilities, which are now installed in over 800 of our locations. We believe this differentiator greatly improves our ability to provide consistent access to patient care across our network of stores. In fiscal 2024, we began implementing transformation initiatives designed to accelerate long-term growth and strengthen profitability, including new additions to our executive leadership team, continued expansion of exam capacity, new traffic-driving initiatives.
In 2025, we embarked on the next phase of our transformation, focused on the rapid modernization of our business in the context of contemporary consumer needs and wants. Our strategy is focused around creating a more joyful consumer experience with refreshed merchandising, updated marketing and brand assets, new in-store technologies to support the customer journey, and an updated pricing architecture, all of which allow us to better serve our existing customers and expand our target consumer demographics. During 2025, as an embodiment of our transformation, we refreshed the National Vision and America’s Best brand identities. We also introduced a new America’s Best brand promise, “Every Eye Deserves Better,” which better reflects our customer mix. These consumer-facing strategies are paired with an increased focus on cost optimization and operating margin expansion, all of which are intended to drive the outcome of a stronger core business and improved operating results.
The overall economic environment continues to be challenging and macroeconomic factors that may affect customer spending patterns, and thereby our results of operations, include inflation, employment rates, business conditions, changes in the housing market, the availability of credit, interest rates, tax rates and policies, fuel and energy costs and overall consumer confidence in future economic conditions, as well as global political, socio-economic, cultural, and geopolitical uncertainty. The effects of the current macroeconomic environment and geopolitical uncertainty, resulted in reduced customer demand in 2025 and have caused shifts in consumer behaviors and preferences, which impact the demand for our products. As a result, the predictability of recurring purchase behavior for the future remains uncertain, primarily for the cash pay consumer.
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
Our ability to continue to attract and retain qualified vision care professionals impacts exam capacity and our operations, like those of many of our competitors, depend on our ability to offer both eyewear and eye exams. We believe factors such as an increasingly challenging recruiting market (in particular for new graduates), preferences for adjusted work schedules, and the demand for optometrists exceeding supply in certain areas caused constraints in vision care professional availability and therefore exam capacity in recent years, which may continue. As a result, recruiting and retaining optometrists has become more challenging and the costs to employee or retain optometrists have increased and may increase further, potentially materially. Targeted wage investments, including increases in compensation for our optometrists and associates, and flexibility initiatives have impacted our costs applicable to revenue and SG&A expenses. We anticipate that wage pressures in certain markets may continue to some degree in 2026. Wage investment pressure and increases to costs applicable to revenue from increases in raw materials prices may not be able to be fully offset by leverage from revenue growth, productivity efficiency and, as appropriate, various pricing actions. We are continuing to strategically invest in recruitment and retention initiatives, including flexible adjusted work schedules, along with continuing our implementation of remote medicine technologies, which has expanded our offerings while also increasing costs.
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
Inflation
Elevated inflation can result in increased costs and greater profitability pressure for us. While pressures from increases to the price of our raw materials have had an impact on our costs applicable to revenue in fiscal year 2025, we have been able to offset these pressures with efficiencies in our laboratory network, pricing actions and lower freight costs. We anticipate that pressures from increases to our raw materials prices could have an impact on our costs applicable to revenue in fiscal year 2026. Such an inflationary environment and labor market challenges can also result in wage pressures in certain markets. Wage investments as a result of inflation and an increasingly competitive recruiting market for vision care professionals that became more acute during the COVID -19 pandemic and related effects have had, and may continue to have, an impact on our profitability.
New Store Openings
We expect that new stores will continue to be a key driver of growth in our net revenue and operating profit in the future. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings. As stores mature, profitability typically increases significantly. The performance of new stores is dependent upon factors such as the availability of optometrists, implementation and operation of remote medicine technology, the time of year of a particular opening, the amount of store pre-opening costs, labor and occupancy costs in the specified market, level of participation in managed care plans, and location, including whether they are in new or existing markets. During fiscal 2025, we opened 33 new stores, and we plan to open approximately 30 to 35 new stores in 2026, primarily comprised of America’s Best stores, after which time we expect to return to our more recent store opening cadence as strategic initiatives begin to take hold.
Comparable Store Sales Growth
Comparable store sales growth is a key driver of our business. Many factors affect comparable store sales, including:
•consumer confidence, preferences and buying trends and overall economic trends including inflation;
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
Managed Care and Insurance
Managed care has become increasingly important to the optical retail industry. An increasing percentage of our customers receive vision care insurance coverage through managed care payors. Our participation in these programs represent an increasingly significant portion of our overall revenues and represented 42% of our overall revenues from continuing operations in fiscal 2025. While we have relationships with almost all vision care insurers in the U.S. and with all of the major carriers, currently, a relatively small number of payors comprise the majority of our managed care revenues, subjecting us to concentration risk. As our participation in managed care programs continues to expand, we have incurred and expect to incur additional costs related to this area of our business. Our comparable store sales growth as noted

above as well as overall future operational success could depend on our ability to negotiate, maintain and extend contracts with managed vision care companies, vision insurance providers and other third-party payors, several of whom have significant market share. Coverage and payment levels are determined at each third-party payor’s discretion, and we have limited control over a third-party payor’s decision-making with respect to coverage and payment levels. Coverage restrictions and reductions in reimbursement levels or payment methodologies may negatively impact our sales and profits. In addition, as our participation in managed care programs continues to approach overall industry penetration levels, we expect our associated managed care revenue growth rate to slow over time.
Through our point-of-sale system and our back-office electronic data interchange (“EDI”) capabilities, we attempt to create a seamless transactional experience for our managed care customers and we have increased training for our store associates with this goal in mind. From time to time, vision care insurance payors may make changes to their benefit designs or claim systems, or experience system outages. Such changes or outages may require us to update our processes and could impact our ability to submit claims or timely receive reimbursements from our managed care partners. As such, we have worked proactively with our larger vision care insurance payors to implement technology to improve eligibility and benefit verification processes via application programming interfaces (“APIs”). We have implemented such APIs with some of our largest payors and have seen improvements in the customer experience and reductions in claim errors that would otherwise result in rejections and potential write-offs.
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
Pricing Strategy
We are committed to providing our products to our customers at exceptional value. We have historically employed a simple, low price/high value strategy, seeking to balance our pricing and growth in a way that consistently delivers savings to our customers. We are continuing this commitment to value, while at the same modernizing our pricing strategy to maximize that value across a broader range of consumers. We have taken and may continue to take pricing actions and introduce limited-time promotions or new offers designed to increase demand traffic, awareness and drive sales. In fiscal 2025, we implemented price increases to each of our America’s Best and Eyeglass World opening offers and continued to evolve our product mix to include a greater percentage of frames at price points over $99. We believe that these changes will enable us to continue to offer the best possible value and service to our customers at prices that allow us to maintain our brands’ strong value propositions in the marketplace. Inflationary pressures, including elevated wages, consumer confidence and preferences and increased raw material costs, could impact our profitability and lead us to attempt to offset such increases through various pricing actions.

Interim Results and Seasonality
Historically, our business has realized a higher portion of net revenue, operating income, and cash flows from operations in the first half of the fiscal year, and a lower portion of net revenue, operating income, and cash flows from operations in the fourth fiscal quarter. The first half seasonality is attributable primarily to annual health insurance program start/reset periods and predictable consumer propensity to seek eye care and eyewear.
With respect to our fourth quarter results, compared to other retailers, our products and services are less likely to be included in consumers’ holiday spending budgets, therefore reducing spending on personal vision correction during the weeks preceding December 25th of each year. Additionally, although the period between December 25th and the end of our fiscal year is typically a high-volume period, the net revenue associated with a significant portion of orders of prescription eyeglasses and contact lenses during that period is deferred until the following fiscal period due to our policy of recognizing revenue only after the product has been accepted by the customer, further contributing to higher revenue results in the first half of the year. Our quarterly results may also be affected by the timing of new store openings and store closings, the amount of sales contributed by new and existing stores, the timing of certain holidays, and the timing of weather-related store closures.
For fiscal years 2025 and 2024, approximately 25% and 24% of our revenue was recorded in the respective fourth quarters, but approximately 26% and 25% of annual SG&A costs were recorded in the respective fourth quarters of these fiscal years.

How We Assess the Performance of Our Business
We consider a variety of financial and operating measures in assessing the performance of our business. The key measures we use to determine how our consolidated business and operating segments are performing are net revenue, costs applicable to revenue, and selling, general, and administrative expenses, which are described further in Note 15. “Segment Reporting” and Note 1. “Business and Significant Accounting Policies,” to our consolidated financial statements included in Part II. Item 8. of this Form 10-K. In addition, we also review store growth, Adjusted Comparable Store Sales Growth, Adjusted Operating Income, Adjusted Operating Margin, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Diluted EPS.
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
New Store Openings
The total number of new stores per year and the timing of store openings has, and will continue to have, an impact on our results. We opened 33 stores during fiscal year 2025, and we plan to open approximately 30 to 35 new stores in fiscal 2026, primarily comprised of America’s Best stores, after which time we expect to return to our more recent store opening cadence as strategic initiatives begin to take hold. We will continue to monitor and determine our plans for future new store openings based on health, safety and economic conditions.
Adjusted Comparable Store Sales Growth
We measure Adjusted Comparable Store Sales Growth as the increase or decrease in sales recorded by the comparable store base in any fiscal reporting period, compared to sales recorded by the comparable store base in the prior fiscal reporting period, which we calculate as follows: (i) sales are recorded at the point of sale (ii) sales are adjusted for managed care insurance collection estimates; (iii) stores are added to the calculation during the 13th full fiscal month following the store’s opening; (iv) closed stores are removed from the calculation for time periods that are not comparable; (v) sales from partial months of operation are excluded when stores do not open or close on the first day of the month; and (vi) when applicable, we adjust for the effect of the 53rd week. Quarterly, year-to-date and annual adjusted comparable store sales are aggregated using only sales from all whole months of operation included in both the current reporting period and the prior reporting period. When a partial month is excluded from the calculation, the corresponding month in the subsequent period is also excluded from the calculation. There may be variations in the way in which some of our competitors and other retailers calculate comparable store sales. As a result, our adjusted comparable store sales may not be comparable to similar data made available by other retailers.
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

In thousands, except earnings per share, percentage and store data	Fiscal Year 2025	Fiscal Year 2024	Fiscal Year 2023
Revenue:
Net product sales	$1,604,592	$1,463,139	$1,423,229
Net sales of services and plans	382,896	360,181	333,142
Total net revenue	1,987,488	1,823,320	1,756,371
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	461,213	433,194	424,011
Services and plans	358,256	330,862	310,644
Total costs applicable to revenue	819,469	764,056	734,655
Operating expenses:
Selling, general and administrative expenses	1,016,251	938,524	904,757
Depreciation and amortization	91,152	91,349	89,874
Asset impairment	1,991	39,851	2,699
Other expense (income), net	(204)	(101)	(104)
Total operating expenses	1,109,190	1,069,623	997,226
Income (loss) from operations	58,829	(10,359)	24,490
Interest expense, net	17,148	16,184	14,339
(Gain) loss on extinguishment of debt	—	(859)	599
Earnings (loss) from continuing operations before income taxes	41,681	(25,684)	9,552
Income tax provision	12,081	1,481	6,006
Income (loss) from continuing operations	29,600	(27,165)	3,546
Income (loss) from discontinued operations, net of tax (See Note 2)	—	(1,334)	(69,447)
Net income (loss)	$29,600	$(28,499)	$(65,901)

Supplemental operating data:
Number of stores open at end of period	1,250	1,240	1,188
New stores opened during the period	33	69	70
Adjusted Operating Income from continuing operations(1)	$102,468	$65,489	$53,894
Diluted earnings (loss) per share from continuing operations	$0.37	$(0.35)	$0.05
Adjusted Diluted EPS from continuing operations(1)	$0.80	$0.52	$0.47
Adjusted EBITDA from continuing operations(1)	$192,943	$155,525	$142,237
(1) Refer to Non-GAAP Financial Measures section below for our presentation of Adjusted Operating Income, Adjusted Diluted EPS and Adjusted EBITDA.

	Fiscal Year 2025	Fiscal Year 2024	Fiscal Year 2023
Percentage of net revenue:
Total costs applicable to revenue	41.2%	41.9%	41.8%
Selling, general and administrative expenses	51.1%	51.5%	51.5%
Total operating expenses	55.8%	58.7%	56.8%
Income (loss) from continuing operations, net of tax	1.5%	(1.5)%	0.2%
Adjusted Operating Income from continuing operations	5.2%	3.6%	3.1%
Adjusted EBITDA from continuing operations	9.7%	8.5%	8.1%

Fiscal Year 2025 compared to Fiscal Year 2024
In 2024, certain components of our operations met the requirements to be classified as discontinued operations. Refer to Note 2 “Discontinued Operations” for information related to our discontinued operations. Unless otherwise noted, the discussion of U.S. GAAP results below is based on results from continuing operations, substantially all of which are attributable to our single reportable segment, Owned & Host. Fiscal 2025 consisted of 53 weeks compared to 52 weeks in fiscal 2024.
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for fiscal year 2025 compared to fiscal year 2024.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(2)
In thousands, except percentage and store data	Fiscal Year 2025	Fiscal Year 2024	Fiscal Year 2025	Fiscal Year 2024	Fiscal Year 2025		Fiscal Year 2024
Owned & Host segment
America’s Best	6.3%	1.8%	1,057	1,036	$1,743,304	87.7%	$1,561,062	85.6%
Eyeglass World	4.2%	(2.2)%	122	122	202,404	10.2%	200,107	11.0%
Military	2.6%	(0.5)%	53	53	23,555	1.2%	22,596	1.2%
Fred Meyer	4.9%	(4.5)%	18	29	9,625	0.5%	10,482	0.6%
Owned & Host segment total			1,250	1,240	$1,978,888	99.6%	$1,794,247	98.4%
Corporate and other	—	—	—	—	20,972	1.0%	27,621	1.5%
Effects of unearned and deferred revenue	—	—	—	—	(12,372)	(0.6)%	1,452	0.1%
Total	5.9%	1.9%	1,250	1,240	$1,987,488	100.0%	$1,823,320	100.0%
Effect of deferred and unearned revenue on comparable store sales	0.1%	(0.6)%
Adjusted Comparable Store Sales Growth from continuing operations	6.0%	1.3%

(1)We calculate total comparable store sales from continuing operations based on consolidated net revenue from continuing operations excluding the impact of (i) Corporate and other revenue, (ii) sales from stores opened less than 13 months, (iii) stores closed in the periods presented, (iv) sales from partial months of operation when stores do not open or close on the first day of the month and (v) if applicable, the impact of a 53rd week in a fiscal year. Brand-level comparable store sales growth is calculated based on point-of-sale revenues consistent with what the CODM reviews, and consistent with reportable segment revenues presented in Note 15. “Segment Reporting” in our consolidated financial statements.
(2)Percentages reflect line item as a percentage of net revenue, adjusted for rounding.

Total net revenue of $1,987.5 million for fiscal year 2025 increased $164.2 million, or 9.0%, from $1,823.3 million for fiscal year 2024. The increase was primarily driven by Adjusted Comparable Store Sales Growth and new store sales, partially offset by closed stores and the timing of unearned revenue. Unearned and deferred revenue negatively impacted net revenue by $13.8 million during fiscal year 2025 compared to fiscal year 2024, primarily driven by the timing of unearned revenue recognition. The 53rd week in fiscal 2025 added $35.6 million to net revenue and approximately $0.03 to diluted EPS for the year.
Comparable store sales growth and Adjusted Comparable Store Sales Growth from continuing operations for fiscal year 2025 were 5.9% and 6.0%, respectively, both primarily driven by higher average ticket and continued strength in the Company’s managed care cohort, partially offset by a slight decrease in customer traffic.
During fiscal year 2025, we opened 33 new America’s Best stores and closed 12 America’s Best stores and 11 Fred Meyer stores. Two of the Fred Meyer stores closed as a result of the host partner’s decision to cease its overall operations at these locations. Overall, store count grew 0.8% from the end of fiscal year 2024 to the end of fiscal year 2025.

	Fiscal Year Ended
(in thousands)	January 3, 2026	December 28, 2024	$ Change	% Change
Total net revenue	$1,987,488	$1,823,320	$164,168	9.0%
Net product sales	$1,604,592	$1,463,139	$141,453	9.7%
As a percentage of total net revenue	80.7%	80.2%
Net sales of services and plans	$382,896	$360,181	$22,715	6.3%
As a percentage of total net revenue	19.3%	19.8%
Net product sales increased $141.5 million, or 9.7% during fiscal year 2025 compared to fiscal year 2024, primarily due to pricing and product mix initiatives in eyeglass sales of $123.4 million, or 10.8%, contact lens sales of $16.9 million, or 5.5%, and other add-on sales.

Net sales of services and plans increased $22.7 million, or 6.3%, driven primarily by higher exam revenues of $21.1 million, or 9.0%.

Costs applicable to revenue

	Fiscal Year Ended
(in thousands)	January 3, 2026	December 28, 2024	$ Change	% Change
Total costs applicable to revenue	$819,469	$764,056	$55,413	7.3%
As a percentage of total net revenue	41.2%	41.9%
Total costs of products	$461,213	$433,194	$28,019	6.5%
As a percentage of net product sales	28.7%	29.6%
Total costs of services and plans	$358,256	$330,862	$27,394	8.3%
As a percentage of net sales of services and plans	93.6%	91.9%
Costs applicable to revenue of $819.5 million for fiscal year 2025 increased $55.4 million, or 7.3%, from $764.1 million for fiscal year 2024. As a percentage of net revenue, costs applicable to revenue decreased 70 basis points primarily driven by eyeglass mix and margin improvement of 140 basis points related to a successful execution of pricing and product mix initiatives and leveraging of optometrist-related costs of 10 basis points, partially offset by lower contact lens margin of 20 basis points and other mix and margin effects of 60 basis points.
Costs of products as a percentage of net product sales decreased 90 basis points primarily driven by eyeglass mix and margin improvement related to a successful execution of pricing and product mix initiatives, partially offset by lower contact lens margin.
Costs of services and plans as a percentage of net sales of services and plans increased 170 basis points primarily driven by lower growth in add-ons and eye exam revenues relative to the growth in optometrist-related costs.
Selling, general and administrative

	Fiscal Year Ended
(in thousands)	January 3, 2026	December 28, 2024	$ Change	% Change
SG&A	$1,016,251	$938,524	$77,727	8.3%
As a percentage of total revenue	51.1%	51.5%
SG&A of $1,016.3 million for fiscal year 2025 increased $77.7 million, or 8.3%, from fiscal year 2024. SG&A as a percentage of net revenue decreased 40 basis points and was primarily impacted by improved leverage of advertising investments and other expenses of 170 basis points, which included an offset from higher healthcare expenses. These were partially offset by increases in variable incentive compensation expenses of 100 basis points and an increase in stock-based compensation of 30 basis points primarily related to revenue and profitability growth.
Depreciation and amortization
Depreciation and amortization expense of $91.2 million for fiscal year 2025 decreased $0.2 million, or 0.2%, from $91.3 million for fiscal year 2024 primarily driven by fewer new store openings, partially offset by higher depreciation related to investments in existing stores.

Asset impairment
We recognized $2.0 million of impairment charges during fiscal year 2025 primarily for tangible long-lived assets and right of use (“ROU”) assets associated with our retail stores. We recognized $39.9 million of impairment charges in fiscal year 2024, primarily for the Eyeglass World goodwill and Fred Meyer contracts and relationships intangible asset, and tangible long-lived assets and ROU assets associated with our retail stores. Asset impairment expenses were recognized in Corporate and other. Refer to Note 12 “Fair Value Measurement” and Note 4 “Goodwill and Intangible Assets” for further details.
Interest expense, net
Interest expense, net, of $17.1 million for fiscal year 2025 increased $1.0 million, or 6.0%, from $16.2 million for fiscal year 2024. The change was primarily a result of lower income on cash balances of $3.8 million, partially offset by lower interest expense on our debt of $2.7 million.
Income tax provision
Our effective tax rates for fiscal year 2025 and fiscal year 2024 were 29.0% and (5.8)%, respectively. The change in effective tax rates reflects our statutory federal and state rate of 25.1% and 25.2%, respectively, the tax impacts of the partial disallowance of Eyeglass World goodwill impairment loss for income tax purposes and other effects of permanent items. Refer to Note 7 "Income Taxes" for further details.
Discontinued Operations
Loss from discontinued operations, net of tax, of $1.3 million for fiscal year 2024 represents loss prior to the termination of our partnership with Walmart and the wind-down of the AC Lens operations. There were no discontinued operations results for fiscal year 2025.
Fiscal Year 2024 compared to Fiscal Year 2023
For a comparison of our results of operations for the years ended December 28, 2024 to December 30, 2023, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for the fiscal year ended December 28, 2024, filed with the SEC on February 26, 2025.
Non-GAAP Financial Measures
Adjusted Operating Income, Adjusted Operating Margin, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Diluted EPS
We define Adjusted Operating Income as net income (loss), plus interest expense (income), net and income tax provision (benefit), further adjusted to exclude stock-based compensation expense, (gain) loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, amortization of acquisition intangibles, ERP and CRM implementation expenses, shareholder activism costs, severance and associate-related costs associated with organizational restructuring and certain other expenses. We define Adjusted Operating Margin as Adjusted Operating Income as a percentage of net revenue.
We define EBITDA as net income (loss), plus interest expense (income), net, income tax provision (benefit) and depreciation and amortization.
We define Adjusted EBITDA as net income (loss), plus interest expense (income), net, income tax provision (benefit) and depreciation and amortization, further adjusted to exclude stock-based compensation expense, (gain) loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, ERP and CRM implementation expenses, shareholder activism costs, severance and associate-related costs associated with organizational restructuring and certain other expenses.
We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of net revenue.
We define Adjusted Diluted EPS as diluted earnings (loss) per share, adjusted for the per share impact of stock-based compensation expense, (gain) loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, amortization of debt discounts and deferred financing costs of our term loan borrowings, amortization of the conversion feature and deferred financing costs related to our 2025 Notes when not required under U.S. GAAP to be added back for diluted earnings (loss) per share, derivative fair value adjustments, ERP and CRM implementation expenses, shareholder activism costs, severance and associate-related costs associated with organizational restructuring, and certain other expenses, less the tax effect of these adjustments including tax expense (benefit) from stock-based compensation.

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

In thousands	Fiscal Year 2025		Fiscal Year 2024		Fiscal Year 2023
Net income (loss)	$29,600	1.5%	$(28,499)	(1.6)%	$(65,901)	(3.8)%
Income (loss) from discontinued operations, net of tax	—	—%	(1,334)	(1.0)%	(69,447)	(18.8)%
Income (loss) from continuing operations, net of tax	29,600	1.5%	(27,165)	(1.5)%	3,546	0.2%
Interest expense, net	17,148	0.9%	16,184	0.9%	14,339	0.8%
Income tax provision	12,081	0.6%	1,481	0.1%	6,006	0.3%
Stock-based compensation expense (a)	23,686	1.2%	16,708	0.9%	19,203	1.1%
(Gain) loss on extinguishment of debt (b)	—	—%	(859)	—%	599	—%
Asset impairment (c)	1,991	0.1%	39,851	2.2%	2,699	0.2%
Litigation settlement (d)	1,903	0.1%	4,450	0.2%	—	—%
Amortization of acquisition intangibles (e)	677	—%	1,313	0.1%	1,525	0.1%
ERP and CRM implementation expenses (h)	6,420	0.3%	5,990	0.3%	484	—%
Other (i)	8,962	0.5%	7,536	0.4%	5,493	0.3%
Adjusted Operating Income from continuing operations / Adjusted Operating Margin from continuing operations	$102,468	5.2%	$65,489	3.6%	$53,894	3.1%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding.

In thousands	Fiscal Year 2025		Fiscal Year 2024		Fiscal Year 2023
Net income (loss)	$29,600	1.5%	$(28,499)	(1.6)%	$(65,901)	(3.8)%
Income (loss) from discontinued operations, net of tax	—	—%	(1,334)	(1.0)%	(69,447)	(18.8)%
Income (loss) from continuing operations, net of tax	29,600	1.5%	(27,165)	(1.5)%	3,546	0.2%
Interest expense, net	17,148	0.9%	16,184	0.9%	14,339	0.8%
Income tax provision	12,081	0.6%	1,481	0.1%	6,006	0.3%
Depreciation and amortization	91,152	4.6%	91,349	5.0%	89,874	5.1%
EBITDA from continuing operations	149,981	7.5%	81,849	4.5%	113,765	6.5%

Stock-based compensation expense (a)	23,686	1.2%	16,708	0.9%	19,203	1.1%
(Gain) loss of extinguishment of debt (b)	—	—%	(859)	—%	599	—%
Asset impairment (c)	1,991	0.1%	39,851	2.2%	2,699	0.2%
Litigation settlement (d)	1,903	0.1%	4,450	0.2%	—	—%
ERP and CRM implementation expenses (h)	6,420	0.3%	5,990	0.3%	484	—%
Other (i)	8,962	0.5%	7,536	0.4%	5,487	0.3%
Adjusted EBITDA from continuing operations / Adjusted EBITDA Margin from continuing operations	$192,943	9.7%	$155,525	8.5%	$142,237	8.1%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding.

In thousands, except per share amounts	Fiscal Year 2025	Fiscal Year 2024	Fiscal Year 2023
Diluted EPS	$0.37	$(0.36)	$(0.84)
Diluted EPS from discontinued operations	—	(0.02)	(0.88)
Diluted EPS from continuing operations	0.37	(0.35)	0.05
Stock-based compensation expense (a)	0.29	0.21	0.24
(Gain) loss on extinguishment of debt (b)	—	(0.01)	0.01
Asset impairment (c)	0.02	0.51	0.03
Litigation settlement (d)	0.02	0.06	—
Amortization of acquisition intangibles (e)	0.01	0.02	0.02
Amortization of debt discounts and deferred financing costs (f)	0.02	0.03	0.04
Derivative fair value adjustments (g)	—	0.08	0.12
ERP and CRM implementation expenses (h)	0.08	0.08	0.01
Other (i)	0.12	0.10	0.07
Tax effects (j)	(0.13)	(0.19)	(0.12)
Adjusted Diluted EPS from continuing operations	$0.80	$0.52	$0.47

Weighted average diluted shares outstanding	80,576	78,592	78,596
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
(e)Amortization of the increase in carrying values of finite-lived intangible assets resulting from the purchase accounting following the acquisition of the Company by affiliates of KKR & Co. Inc.
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
(i)Other adjustments include amounts that management believes are not representative of our operating performance (amounts in brackets represent reductions in Adjusted Operating Income, Adjusted Diluted EPS and Adjusted EBITDA), which are primarily related to costs associated with the digitization of paper-based records of $2.2 million, $5.8 million and $2.2 million for fiscal years 2025, 2024 and 2023, respectively, severance and associate-related costs related to organizational restructuring of $3.6 million and shareholder activism of $2.1 million for fiscal year 2025, and other expenses and adjustments.
(j)Represents the income tax effect of the total adjustments at our combined statutory federal and state income tax rates, excluding a portion of Eyeglass World goodwill impairment charge, which was disallowed for income tax purposes in fiscal year 2024, and including tax expense (benefit) from stock-based compensation.

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
In August 2024, we incurred an incremental term loan in the amount of $115.0 million and used the proceeds in addition to cash on hand to repurchase $217.7 million aggregate principal amount of the 2025 Notes. In May 2025, we fully repaid the remaining $84.8 million principal balance of the 2025 Notes using a combination of cash on hand and borrowings from our Revolving Loans. Later, in 2025, we fully repaid our balance outstanding under our Revolving Loans. Refer to Note 5. "Debt" for more information. Our ability to maintain sufficient liquidity may be affected by numerous factors, many of which are outside of our control. We primarily fund our working capital needs using cash provided by operations. Our working capital requirements for inventory will increase as we continue to open additional stores.
During the fourth quarter of 2025, we entered into an interest rate swap with a notional amount of $100.0 million to mitigate the variability of cash flows associated with these interest payments. See Note 13. “Interest Rate Derivatives” for additional information.
As of fiscal year end 2025, we had $38.7 million in cash and cash equivalents and $293.3 million of availability under our revolving credit facility, net of $6.7 million in outstanding letters of credit.
The following table summarizes cash flows provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

In thousands	Fiscal Year 2025	Fiscal Year 2024	Fiscal Year 2023
Cash flows provided by (used for):
Operating activities	$146,293	$133,649	$173,033
Investing activities	(76,606)	(96,094)	(115,822)
Financing activities	(104,622)	(113,345)	(136,808)
Net change in cash, cash equivalents and restricted cash	$(34,935)	$(75,790)	$(79,597)
Net Cash Provided by Operating Activities
Cash flows provided by operating activities increased by $12.6 million to $146.3 million, during fiscal year 2025 from $133.6 million during fiscal year 2024 as a result of an increase in net income of $58.1 million. This was partially offset by changes in net working capital and other assets and liabilities of $30.8 million and a decrease in non-cash adjustments items of $14.7 million primarily driven by a decrease in asset impairment, partially offset by increases in deferred income taxes and stock-based compensation.

Working capital was primarily impacted by changes in trade receivables, other assets, inventory, accounts payable, other liabilities, and timing of unearned and deferred revenue. Changes in trade receivables used $44.5 million more in cash and were primarily driven by changes in sales. Changes in other assets used $38.4 million more in cash, primarily due to increased cloud-based software assets. Changes in inventories used $22.3 million more in cash due to product mix initiatives. These were partially offset by changes in accounts payable, which contributed $39.3 million more in cash. Changes in other liabilities contributed $16.0 million more in cash primarily due to increases in compensation-related and other accruals. The timing of unearned and deferred revenue contributed $18.6 million more in cash. Year-over-year changes in working capital were also impacted by the AC Lens wind down and the termination of the Walmart partnership in 2024 that did not recur in 2025.
Net Cash Used for Investing Activities
Net cash used for investing activities decreased by $19.5 million, to $76.6 million, during fiscal year 2025 from $96.1 million during fiscal year 2024. The decrease was primarily due to lower store openings, partially offset by higher investments in doctor and other in-store equipment in existing stores.
Net Cash Provided by (Used for) Financing Activities
Net cash used for financing activities decreased $8.7 million, from $113.3 million use of cash during fiscal year 2024 to $104.6 million use of cash during fiscal year 2025. The $8.7 million decrease was primarily due to borrowings on the Revolving Loans of $25.0 million offset by a repayment of $84.8 million of the 2025 Notes and $25.0 million of Revolving Loans in fiscal year 2025 as compared to a prepayment of $217.7 million aggregate principal amount of the 2025 Notes for an aggregate cash repurchase price of $215.0 million, which was partially offset by additional term loan borrowings of $115.0 million in fiscal year 2024.

Debt
The following table sets forth the amounts owed under our term loan and the interest rate on such outstanding amount, and the amount available for additional borrowing thereunder, as of the end of fiscal year 2025:

In thousands	Interest Rate (2)	Amount Outstanding	Amount Available for Additional Borrowing
Term Loan A, due June 13, 2028	Variable	$237,625	$—
Revolving Loans, due June 13, 2028(1)	Variable	—	293,300
Total		$237,625	$293,300
____________
(1)At January 3, 2026, the amount available under our revolving credit facility reflected a reduction of $6.7 million of letters of credit outstanding.
(2)Refer to Note 5. Debt for the interest rates used on the term loan and revolving credit facility.

Share Repurchase Authority
On February 23, 2022, our Board of Directors authorized a $100 million increase to the share repurchase authorization, resulting in total authorization of $200 million. During fiscal year 2023, the Company repurchased 1.1 million shares of its common stock for $25 million under the share repurchase program. The Company’s original share repurchase authorization expired on December 30, 2023, and had remaining capacity of $25 million. Effective February 23, 2024, the Board authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company’s common stock until January 3, 2026. No additional shares were repurchased in fiscal years 2024 and 2025. The share repurchase authorization expired on January 3, 2026, and had remaining capacity of $50 million. Effective March 2, 2026, the Board authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company’s common stock until December 28, 2030. The authorization permits the Company to make purchases of its common stock from time to time in the open market or privately negotiated transactions, and pursuant to pre-set trading plans meeting the requirements of all applicable securities laws and regulations. The timing and amounts of any such repurchases will depend on a variety of factors, including the market price of the Company’s shares, general market and economic conditions, legal requirements and tax implications. The Company expects to fund the share repurchases using cash on hand.
Capital Expenditures

In thousands	Fiscal Year 2025	Fiscal Year 2024	Fiscal Year 2023
New stores (owned brands)	$16,798	$44,347	$51,938
Laboratories, distribution centers and optometric equipment	21,935	7,981	26,030
Information technology and other	34,107	43,177	36,806
Total	$72,840	$95,505	$114,774
We expect capital expenditures in fiscal year 2026 to be approximately between $73 million and $78 million and to be used primarily in supporting the Company’s growth through investments in new and existing stores, and IT infrastructure. We expect to fund capital expenditures with cash flows from operations, but may also use existing cash balances or funds available through our revolving credit facility.

Material Cash Requirements

As of fiscal year end 2025, our current and long-term material cash requirements include the following commitments and contractual obligations:

In thousands	2026	2027	2028	2029	2030	Thereafter	Total
Term loan(a)	$13,250	$13,250	$211,125	$—	$—	$—	$237,625
Revolving credit facility(b)	—	—	—	—	—	—	—
Estimated interest(c)	12,266	10,976	4,816	—	—	—	28,058
Noncancelable operating leases(d)	110,992	102,659	80,021	70,742	53,573	111,690	529,677
Finance leases(e)	4,249	3,370	1,959	612	273	136	10,599
Other commitments(f)	79,975	43,561	27,631	18,092	4,244	749	174,252
Total	$220,732	$173,816	$325,552	$89,446	$58,090	$112,575	$980,211
____________
(a)Refer to Note 5. “Debt” to our consolidated financial statements for more information on our term loan.
(b)Refer to Note 5. “Debt” for more information on our revolving credit facility.
(c)We have estimated our interest payments on our term loan based on Term Secured Overnight Financing Rate as of the end of fiscal year 2025. Amounts and timing may be different from our estimated interest payments due to potential voluntary prepayments, borrowings and interest rate fluctuations. Cash flows related to our hedging instruments are excluded from estimated interest presented in the table above.
(d)We lease our retail stores, optometric examination offices, distribution centers, office space and all of our optical laboratories with the exception of our St. Cloud, Minnesota lab, which we own. The vast majority of our leases are classified as operating leases under current accounting guidance. Although rent expense on operating leases is recorded in SG&A on a straight-line basis over the term of the lease, contractual obligations above represent required cash payments. Our lease arrangements require us to pay executory costs such as insurance, real estate taxes and common area maintenance and some of our leases are based on a percentage of sales. These expenses are generally variable, not included above, and were approximately $40.1 million during fiscal year ended 2025. Refer to Note 10. “Leases” for our current and long-term lease payment obligations.
(e)For leases classified as finance leases, the finance lease asset is recorded as property and equipment and a corresponding amount is recorded as a long-term debt obligation in the Consolidated Balance Sheets at the net present value of the minimum lease payments to be made over the lease term for new finance leases. We allocate each lease payment between a reduction of the lease obligation and interest expense using the effective interest method. Finance lease amounts above represent required contractual cash payments in the periods presented. Refer to Note 10. “Leases” for our current and long-term lease payment obligations.
(f)Other commitments include minimum purchase commitments with certain trade vendors and contractual agreements to purchase goods or services in the ordinary course of business.
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

Revenue Recognition
At our America’s Best brand, our signature offer is an eye exam plus two pairs of eyeglasses for one great price. Since an eye exam is a key component in the ability for acceptable prescription eyewear to be delivered to a customer, we concluded that the eye exam service, while capable of being distinct from the eyeglass product delivery, was not distinct in the context of the two-pair offer. As a result, we do not allocate revenue to the eye exam associated with the two-pair offer, and we record all revenue associated with the offer in net product sales when the customer has received and accepted the merchandise.
We recognize revenue across our product protection plan and club membership contract portfolio based on the value delivered to the customers relative to the remaining services promised under the programs. We determine the value delivered based on the expected timing and amount of customer usage of benefits over the terms of the contracts. A 100 basis point change in our estimate of value delivered to customers compared to expected customer usage of benefits would have affected revenues in fiscal year 2025 by approximately $1.5 million; this amount would have been recognized at different times over the contract period.
Unearned revenue at the end of a reporting period is estimated based on processing and delivery times throughout the current month and is generally within two weeks. All unearned revenue at the end of a reporting period is recognized in the next fiscal period. A one-day increase in our estimate of the average days needed to process delivery would have affected revenues in fiscal year 2025 by approximately $5 million, which would ultimately have been recorded in the next fiscal year.
The Company considers its revenue from managed care customers to include variable consideration and estimates such amounts associated with managed care customer revenues using the history of concessions provided and cash receipts from managed care providers; a 100 basis point change in our rate of concessions granted would have reduced our revenues in fiscal year 2025 by approximately $2 million.
See Note 8. “Revenue from Contracts with Customers” in our audited consolidated financial statements for additional information.
Impairment of P&E and ROU assets
In evaluating store-level property and equipment and ROU assets for recoverability and impairment, we may consider multiple factors including financial performance of the stores, regional and local business climates, future plans for the store operations and other qualitative factors. We estimate the fair value of the asset group using an income approach based on discounted cash flows, which requires estimates and assumptions of forecasted store revenue growth rates and store profitability. We consider market-based indications of prevailing rental rates, lease incentives and discount rates for retail space when estimating the fair value of ROU assets. Developing the estimates and assumptions used in our recovery and impairment evaluations require judgment.
We had $344.6 million of property and equipment, net, and ROU assets of $394.9 million as of January 3, 2026. Changes in estimates and assumptions used in our impairment testing of property and equipment could result in future impairment losses, which could be material. We recognized impairments of property and equipment and ROU assets of $2.0 million, $10.1 million and $2.7 million in fiscal years 2025, 2024 and 2023, respectively. Refer to Note 12. “Fair Value Measurement” for further information on impairments recognized in fiscal year 2025.
Impairment of Goodwill and Intangible Assets
We calculate the fair value of our reporting units using a combination of income and market approaches. The income approach uses estimated after-tax cash flows discounted using a weighted average cost of capital. The cash flows used in the analysis are based on financial forecasts developed internally by management and require judgment. Significant unobservable inputs used in the fair value measurement of the reporting units include, but are not limited to, revenue growth rates, costs applicable to revenue, SG&A and discount rates. These assumptions are sensitive to future changes in the business profitability, changes in our business strategy, customer concentration risk and external market conditions, among other factors. The market approach estimates fair value using market‑based multiples for comparable companies and requires significant management judgment. Changes to the comparable company set or selected market‑based inputs can materially affect the estimated fair value of our reporting units.

See Note 4. “Goodwill and Intangible Assets” for further detail on goodwill impairment. As of January 3, 2026, we had $700.6 million of goodwill, $240.5 million of non-amortizing intangible assets, and $7.6 million of other intangible assets, net of accumulated amortization. Changes in estimates and assumptions used in our impairment testing could result in future impairment losses, which could be material.

Our America’s Best reporting unit was not at risk of failing the annual goodwill impairment test in fiscal year 2025. A hypothetical 100 basis point increase in the discount rate used to estimate the fair value of the America’s Best reporting unit would not result in goodwill impairment in fiscal year 2025. Our Eyeglass World reporting unit was not at risk of failing the annual goodwill impairment test in fiscal year 2025. A hypothetical 100 basis point increase in the discount rate used to estimate the fair value of the Company’s Eyeglass World reporting unit would not result in goodwill impairment in fiscal year 2025. Future changes in a reporting unit’s business profitability, expected cash flows, changes in business strategy and external market conditions, among other factors, could require us to record an impairment charge for goodwill.
When evaluating indefinite-lived, non-amortizing trademarks and trade names for impairment, we use the relief-from-royalty method to estimate fair value, whereby an estimated royalty rate is determined based on comparable licensing arrangements, which is then applied to the revenue projections for the subject asset. The estimated fair value is calculated using a discounted cash flow analysis. We record an impairment charge as the excess of carrying value over estimated fair value. A hypothetical 100 basis point increase in discount rates used to estimate the fair value of the Company’s trademarks and trade names would not result in an impairment of the America’s Best or Eyeglass World assets. A 10 basis point decrease in the royalty rates used in the analyses would not result in an impairment of America’s Best or Eyeglass World’s assets.
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
Refer to Note 1. “Business and Significant Accounting Policies”, Note 4. “Goodwill and Intangible Assets”, and Note 12. “Fair Value Measurement” for further detail on impairment of goodwill and intangible assets.
Income Taxes
Income tax accounting involves the use of estimates and complex judgments in a number of areas including the recognition of deferred tax assets and liabilities and the evaluation of uncertain tax positions. Our net deferred liability balance as of January 3, 2026 was $82.6 million. As future events, including tax law changes, are unpredictable, we continue to monitor developments in the tax landscape and adjust our assumptions and estimates accordingly. Changes in our assumptions and estimates could result in material changes to these balances. See Note 7. “Income Taxes” to our consolidated financial statements.
Inventories
Inventory shrinkage is estimated and recorded throughout the period in cost of sales based on historical results and current inventory levels. Inventory values are adjusted for estimated obsolescence and written down to net realizable value (“NRV”) based on estimates of current and anticipated demand, customer preference, and merchandise age. Actual shrinkage is recorded throughout the year based upon periodic physical counts. As of January 3, 2026, our total inventory balance was $89.3 million. A 10% increase in the obsolescence and shrinkage reserves will not have a material impact on our financial position. See Note 1. “Business and Significant Accounting Policies” to our consolidated financial statements.
Recently Issued Accounting Pronouncements
For information on recently issued accounting pronouncements, see Note 1. “Business and Significant Accounting Policies” to our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have market risk exposure from changes in interest rates. When appropriate, we may use derivative financial instruments to mitigate the risk from such exposure. A discussion of our accounting policies for derivative financial instruments is included in Note 1. “Business and Significant Accounting Policies” and Note 12. “Fair Value Measurement” to our consolidated financial statements.
A portion of our debt bears interest at variable rates. If market interest rates increase, the interest rate on our variable rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. In December 2025, we entered into an interest rate swap agreement to help manage interest rate exposure by economically converting a portion of our variable-rate debt to fixed-rate debt. Our interest rate swap is intended to mitigate some of the effects of increases in interest rates. See Note 13. “Interest Rate Derivatives” to our consolidated financial statements for more information on our interest rate swap.

As of January 3, 2026, our total borrowing consisted of $237.6 million of term loan borrowings subject to variable interest rates with a weighted average borrowing rate of 5.6%. An increase to market rates of 1.0% would result in a $1.3 million impact to interest expense as of January 3, 2026. A decrease to market rates of 1.0% would result in a $1.3 million impact to interest expense as of January 3, 2026.

Item 8. Consolidated Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	62

Consolidated Balance Sheets as of January 3, 2026 and December 28, 2024	63

Consolidated Statements of Operations and Comprehensive (Loss) Income for the Fiscal Years Ended January 3, 2026, December 28, 2024, and December 30, 2023	64

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended January 3, 2026, December 28, 2024, and December 30, 2023	65

Consolidated Statements of Cash Flows for the Fiscal Years Ended January 3, 2026, December 28, 2024, and December 30, 2023	66

Notes to Consolidated Financial Statements	67

Schedule I – Condensed Financial Information of Registrant	98

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of National Vision Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National Vision Holdings, Inc. and subsidiaries (the “Company”) as of January 3, 2026 and December 28, 2024, the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity, and cash flows, for each of the three years in the period ended January 3, 2026, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2026 and December 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Deloitte & Touche LLP

Atlanta, GA
March 4, 2026

We have served as the Company's auditor since 2002.

National Vision Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
In Thousands, Except Share Data

	As of January 3, 2026	As of December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$38,708	$73,948
Accounts receivable, net	57,322	49,938
Inventories	89,318	93,918
Prepaid expenses and other current assets	40,374	32,024
Total current assets	225,722	249,828

Noncurrent assets:
Property and equipment, net	344,619	362,175
Goodwill	700,642	698,305
Trademarks and trade names	240,547	240,547
Other intangible assets, net	7,554	8,269
Right of use assets	394,896	408,589
Other assets	69,698	40,058
Total noncurrent assets	1,757,956	1,757,943
Total assets	$1,983,678	$2,007,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,999	$53,643
Other payables and accrued expenses	109,674	109,036
Unearned revenue	52,279	42,002
Deferred revenue	64,560	62,507
Current maturities of long-term debt and finance lease obligations	16,583	101,392
Current operating lease obligations	90,313	99,694
Total current liabilities	412,408	468,274

Noncurrent liabilities:
Long-term debt and finance lease obligations, less current portion and debt discount	229,327	248,610
Noncurrent operating lease obligations	358,377	366,335
Deferred revenue	22,517	22,082
Other liabilities	8,944	8,228
Deferred income taxes, net	82,572	77,909
Total noncurrent liabilities	701,737	723,164
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 86,278,538 and 85,444,263 shares issued as of January 3, 2026 and December 28, 2024, respectively; 79,416,050 and 78,775,117 shares outstanding as of January 3, 2026 and December 28, 2024, respectively	862	854
Additional paid-in capital	834,000	807,048
Accumulated other comprehensive loss	(121)	—
Retained earnings	255,717	226,117
Treasury stock, at cost; 6,862,488 and 6,669,146 shares as of January 3, 2026 and December 28, 2024, respectively	(220,925)	(217,686)
Total stockholders’ equity	869,533	816,333
Total liabilities and stockholders’ equity	$1,983,678	$2,007,771
Note: Fiscal year 2025 includes 53 weeks. Fiscal year 2024 includes 52 weeks.
The accompanying notes are an integral part of these consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income
In Thousands, Except Per Share Amounts

	Fiscal Year 2025	Fiscal Year 2024	Fiscal Year 2023
Revenue:
Net product sales	$1,604,592	$1,463,139	$1,423,229
Net sales of services and plans	382,896	360,181	333,142
Total net revenue	1,987,488	1,823,320	1,756,371
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	461,213	433,194	424,011
Services and plans	358,256	330,862	310,644
Total costs applicable to revenue	819,469	764,056	734,655
Operating expenses:
Selling, general and administrative expenses	1,016,251	938,524	904,757
Depreciation and amortization	91,152	91,349	89,874
Asset impairment	1,991	39,851	2,699
Other expense (income), net	(204)	(101)	(104)
Total operating expenses	1,109,190	1,069,623	997,226
Income (loss) from operations	58,829	(10,359)	24,490
Interest expense, net	17,148	16,184	14,339
(Gain) loss on extinguishment of debt	—	(859)	599
Earnings (loss) from continuing operations before income taxes	41,681	(25,684)	9,552
Income tax provision	12,081	1,481	6,006
Income (loss) from continuing operations	29,600	(27,165)	3,546
Income (loss) from discontinued operations, net of tax (See Note 2)	—	(1,334)	(69,447)
Net income (loss)	$29,600	$(28,499)	$(65,901)

Basic Earnings (loss) per share:
Continuing operations	$0.37	$(0.35)	$0.05
Discontinued operations	$—	$(0.02)	$(0.89)
Total	$0.37	$(0.36)	$(0.84)
Diluted Earnings (loss) per share:
Continuing operations	$0.37	$(0.35)	$0.05
Discontinued operations	$—	$(0.02)	$(0.88)
Total	$0.37	$(0.36)	$(0.84)

Weighted average shares outstanding:
Basic	79,131	78,592	78,313
Diluted	80,576	78,592	78,596

Comprehensive income (loss):
Net income (loss)	$29,600	$(28,499)	$(65,901)
Unrealized gain (loss) on hedge instruments	(161)	548	1,019
Tax provision of unrealized gain (loss) on hedge instruments	(40)	129	259
Comprehensive income (loss)	$29,479	$(28,080)	$(65,141)
Note: Fiscal year 2025 includes 53 weeks. Fiscal years 2024 and 2023 include 52 weeks.
The accompanying notes are an integral part of these consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
In Thousands

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2022	78,992	$842	$767,112	$(1,179)	$320,517	$(186,179)	$901,113
Issuance of common stock (1)	558	6	1,832	—	—	—	1,838
Stock-based compensation	—	—	20,023	—	—	—	20,023
Purchase of treasury stock	(1,239)	—	—	—	—	(28,415)	(28,415)
Unrealized gain on hedge instruments, net of tax	—	—	—	760	—	—	760
Net income (loss)	—	—	—	—	(65,901)	—	(65,901)
Balances at December 30, 2023	78,311	848	788,967	(419)	254,616	(214,594)	829,418
Issuance of common stock (1)	613	6	1,501	—	—	—	1,507
Stock-based compensation	—	—	16,580	—	—	—	16,580
Purchase of treasury stock	(149)	—	—	—	—	(3,092)	(3,092)
Unrealized gain on hedge instruments, net of tax	—	—	—	419	—	—	419
Net income (loss)	—	—	—	—	(28,499)	—	(28,499)
Balances at December 28, 2024	78,775	854	807,048	—	226,117	(217,686)	816,333
Issuance of common stock (1)	834	8	3,387	—	—	—	3,395
Stock-based compensation	—	—	23,565	—	—	—	23,565
Purchase of treasury stock	(193)	—	—	—	—	(3,239)	(3,239)
Unrealized gain (loss) on hedge instruments, net of tax	—	—	—	(121)	—	—	(121)
Net income	—	—	—	—	29,600	—	29,600
Balances at January 3, 2026	79,416	$862	$834,000	$(121)	$255,717	$(220,925)	$869,533
(1) Consists primarily of the vesting of shares issued under the Company’s stock incentive plans and Associate Share Purchase Plan.
Note: Fiscal year 2025 includes 53 weeks. Fiscal years 2024 and 2023 include 52 weeks.
The accompanying notes are an integral part of these consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
In Thousands

	Fiscal Year 2025	Fiscal Year 2024	Fiscal Year 2023
Cash flows from operating activities:
Net income (loss)	$29,600	$(28,499)	$(65,901)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	91,152	92,680	98,252
Amortization of debt discount and deferred financing costs	1,217	2,121	3,351
Amortization of cloud computing implementation costs	8,741	6,402	3,170
Asset impairment	1,991	40,099	82,413
Deferred income tax expense (benefit)	4,663	(9,975)	(5,989)
Stock-based compensation expense	23,686	16,708	20,174
(Gains) on change in fair value of derivatives	—	(34)	(1,274)
Inventory adjustments	5,327	4,391	3,707
Other	(56)	(1,013)	3,891
Changes in operating assets and liabilities:
Accounts receivable	(8,069)	36,399	(7,817)
Inventories	(728)	21,598	(457)
Operating lease right of use assets and liabilities	(1,822)	(2,321)	524
Other assets	(45,656)	(7,286)	(3,171)
Accounts payable	25,356	(13,913)	2,280
Deferred and unearned revenue	12,766	(5,852)	7,401
Other liabilities	(1,875)	(17,856)	32,479
Net cash provided by operating activities	146,293	133,649	173,033
Cash flows from investing activities:
Purchase of property and equipment	(72,840)	(95,505)	(114,774)
Other	(3,766)	(589)	(1,048)
Net cash used for investing activities	(76,606)	(96,094)	(115,822)
Cash flows from financing activities:
Repayments on long-term debt	(126,337)	(222,064)	(103,000)
Borrowings on long-term debt	25,000	115,000	—
Payments of debt issuance costs	—	(1,703)	(3,312)
Payments on finance lease obligations	(3,475)	(2,993)	(3,918)
Proceeds from issuance of common stock	3,395	1,507	1,837
Purchase of treasury stock	(3,205)	(3,092)	(28,415)
Net cash used for financing activities	(104,622)	(113,345)	(136,808)
Net change in cash, cash equivalents and restricted cash	(34,935)	(75,790)	(79,597)
Cash, cash equivalents and restricted cash, beginning of year	75,237	151,027	230,624
Cash, cash equivalents and restricted cash, end of year (See Note 3)	$40,302	$75,237	$151,027

Supplemental cash flow disclosure information:
Cash paid for interest	$19,091	$13,398	$11,735
Capital expenditures accrued at the end of the period	$12,186	$9,248	$5,412

Note: Fiscal year 2025 includes 53 weeks. Fiscal years 2024 and 2023 include 52 weeks.
The accompanying notes are an integral part of these consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries

National Vision Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Business and Significant Accounting Policies

Nature of Operations
National Vision Holdings, Inc. (“NVHI,” the “Company,” “we,” “our,” or “us”) is a holding company whose operating subsidiaries include its indirect wholly owned subsidiary, National Vision, Inc. (“NVI”) and NVI’s direct wholly owned subsidiaries. We are a leading value retailer of eyeglasses and contact lenses in the United States (“U.S”). We operated 1,250 and 1,240 retail optical locations in the U.S. and its territories as of the fiscal years ended January 3, 2026 and December 28, 2024, respectively, through our four store brands, including America’s Best Contacts and Eyeglasses (“America’s Best”), Eyeglass World, Vista Optical locations on select U.S. Army/Air Force military bases (“Military”) and within select Fred Meyer stores. We also operate omni-channel websites for our America’s Best, Eyeglass World and Military brands, as well as a dedicated e-commerce website.
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
References herein to “fiscal year 2025” relate to the 53 weeks ended January 3, 2026. References herein to “fiscal year 2024” and “fiscal year 2023,” relate to the 52 weeks ended December 28, 2024, and December 30, 2023, respectively. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.
Basis of Presentation and Principles of Consolidation
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include our accounts and those of our subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts within the consolidated financial statements and footnotes to the financial statements for fiscal year 2024 and fiscal year 2023 have been reclassified to conform to the fiscal year 2025 presentation.
The Company has consolidated certain entities meeting the definition of a variable interest entity (“VIE”) as the Company concluded that it is the primary beneficiary of the entities under the provisions of Accounting Standards Codification 810, Consolidation. As of January 3, 2026, the variable interest entities include 29 professional corporations. The total assets of the consolidated VIEs included in the accompanying Consolidated Balance Sheets as of January 3, 2026 and December 28, 2024, were $4.6 million and $7.0 million, respectively, and the total liabilities of the consolidated VIEs were $6.9 million and $8.4 million, respectively.
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
Share Repurchases
On February 23, 2022, our Board of Directors authorized a $100 million increase to the share repurchase authorization, resulting in total authorization of $200 million. During fiscal year 2023, the Company repurchased 1.1 million shares of its common stock for $25 million under the share repurchase program. The Company’s original share repurchase authorization expired on December 30, 2023, and had remaining capacity of $25 million. Effective February 23, 2024, the Board authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company’s common stock until January 3, 2026. No additional shares were repurchased in fiscal years 2024 and 2025. The share repurchase authorization expired on January 3, 2026, and had remaining capacity of $50 million. Effective March 2, 2026, the Board authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company’s common stock until December 28, 2030. The authorization permits the Company to make purchases of its common stock from time to time in the open market or privately negotiated transactions, and pursuant to pre-set trading plans meeting the requirements of all applicable securities laws and regulations. The timing and amounts of any such repurchases will depend on a variety of factors, including the market price of the Company’s shares, general market and economic conditions, legal requirements and tax implications. The Company expects to fund the share repurchases using cash on hand.
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, accelerates a company’s ability to recover Alternative Minimum Tax (“AMT”) refundable credits that otherwise could have been claimed in 2020 and 2021, to 2018 and 2019, with an option to elect recovery of the full credit amount for 2018. The Company recognizes government grants for which there is a reasonable assurance of compliance with grant conditions and receipt of credits. Amounts receivable under the CARES Act were $9.0 million as of January 3, 2026 and December 28, 2024. Credits recognized under the CARES Act offset deferred payroll taxes that would otherwise have been payable as of January 1, 2022. In January 2026, subsequent to the balance sheet date, the Company received the full payment of these CARES Act credits.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits, and highly liquid investments with original maturities of three months or less at the date of purchase. Substantially all our cash and cash equivalents are held at a limited number of financial institutions and may exceed federally insured limits.
Accounts Receivable, Net
Accounts receivable associated with revenues consist primarily of trade receivables, which include credit card receivables from credit card companies. Trade receivables consist primarily of receivables from managed care payors. While we have relationships with almost all vision care insurers in the U.S. and with all of the major carriers, currently, a relatively small number of payors comprise the majority of our managed care revenues, subjecting us to concentration risk. Accounts receivable are reduced by allowances for credit losses. Estimates of our allowance for credit losses are based on our historical and current operating, billing, and collection trends, as well as current conditions and reasonable and supportable forecasts about the future. Accounts receivable are written off after all collection attempts have been exhausted. Credit loss expense recognized on our receivables, which is presented in Selling, general and administrative expenses (“SG&A”) in the Company’s Consolidated Statements of Operations, was approximately $1.0 million, $0.4 million and $0.6 million for the fiscal years 2025, 2024 and 2023, respectively.
Inventories
The cost of inventory is determined using the weighted average cost method. Inventories at retail stores consist of finished goods and are valued at the lower of cost or estimated net realizable value (“NRV”). Manufactured inventories are valued using absorption accounting which includes material, labor, other variable costs and other applicable manufacturing overhead. Inventory values are adjusted for estimated obsolescence and written down to NRV based on estimates of current and anticipated demand, customer preference, and merchandise age. Shrinkage is estimated and recorded throughout the period in costs applicable to revenue based on historical results and current inventory levels. Actual shrinkage is recorded throughout the year based upon periodic physical counts. See Note 3. “Details of Certain Balance Sheet Accounts” for further details.
The Company’s inventory consists primarily of eyeglass frames, contact lenses, and unprocessed eyeglass lenses. A significant portion of our inventory is supplied by a small number of key vendors. During fiscal year 2025, approximately 96% of contact lens expenditures were with three vendors and approximately 86% of lens expenditures were with one vendor. This exposes us to vendor concentration risk. We are less exposed to a supplier risk for our eyeglass frames as only approximately 55% of frame expenditures were with two vendors.
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

Cloud Computing Arrangements
The Company capitalizes certain costs related to the acquisition and development of internal use software, including implementation costs incurred in a cloud computing arrangement during the application development stages of projects. Capitalized implementation costs are amortized on a straight-line basis over the expected term of the hosting arrangement, which includes consideration of the non-cancellable contractual term and reasonably certain renewals. Costs incurred during the preliminary project or the post-implementation stages of the project are expensed as incurred. Capitalized implementation costs are included in Other assets in our Consolidated Balance Sheets. Amortization of capitalized implementation costs is included in SG&A in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
Goodwill and Intangible Assets
Indefinite-lived intangible assets include goodwill and our trademarks and tradenames; we evaluate these assets annually for impairment, or more frequently if events and circumstances indicate that it is more likely than not that goodwill or intangible assets are impaired. Our annual testing date for impairment of goodwill and indefinite-lived intangible assets is the first day of the fourth fiscal quarter, which for fiscal year 2025 was September 28, 2025. Costs to renew intangible assets are expensed as incurred.
Goodwill is impaired if a reporting unit’s carrying value exceeds its fair value, and impairment is calculated as the excess between carrying value over fair value. We consider each of our operating segments to be reporting units. We estimate the fair value of our reporting units using a combination of income and market approaches. The income approach is based on a discounted cash flow analysis and involves estimating after-tax cash flows that are discounted using a weighted average cost of capital that considers both market risk and company-specific risk. The cash flows used in the analysis are based on financial forecasts developed internally by management and require significant judgment. Significant unobservable inputs used in the fair value measurement of the reporting units include, but are not limited to, revenue growth rates, costs applicable to revenue, SG&A and discount rates. These assumptions are sensitive to future changes in the business profitability, changes in our business strategy and external market conditions, among other factors. A decrease to the long-term revenue growth rate assumption or an increase to the expense growth rate assumptions could require us to record goodwill impairment charges. The market approach estimates fair value using market‑based multiples for comparable companies and requires significant management judgment. Changes to the comparable company set or selected market‑based inputs can materially affect the estimated fair value of our reporting units. Both the income and market approaches incorporate entity‑specific inputs (Level 3) and observable market information (Level 2) within the fair value hierarchy.

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
Finite-lived, amortizing intangible assets consist of our Fred Meyer contracts and relationship. We amortize finite-lived intangible assets on a straight-line basis over their estimated useful lives. Amortization expense associated with finite-lived intangible assets is included in Depreciation and amortization in the accompanying Consolidated Statements of Operations.
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

See Note 4. “Goodwill and Intangible Assets”, and Note 12. “Fair Value Measurement” for further detail on impairment of goodwill and intangible assets.
Investments
In the second quarter of fiscal year 2023, we completed an investment in an entity specializing in applying artificial intelligence-powered screening and diagnostic tools to retinal imaging. During fiscal years 2024 and 2023, we invested $1.5 million and $1.8 million, respectively. The investment is valued at cost. In fiscal year 2024, we completed an investment in a convertible promissory note issued by this entity. The investments are recognized in Other assets in the Consolidated Balance Sheets and in Other in the investing section of the Consolidated Statements of Cash Flows for fiscal years fiscal years 2025, 2024 and 2023. In the fourth quarter of fiscal year 2025, the investee entered into an agreement and plan of merger pursuant to which it will be acquired by the Company’s co-preferred investor in the entity. In connection with the sale, the Company anticipates receiving full repayment in cash of its capital and promissory note investment balances, and no gain or loss is expected to be recognized. Refer to Note 12. “Fair Value Measurement” for more information on the investments in this entity.
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
Refer to “Long-lived Asset Impairment” section below and Note 12. “Fair Value Measurement” for the Company’s recurring and non-recurring fair value measurements.
Deferred Financing Costs and Loan Discounts
Costs incurred in connection with long-term debt, which are paid directly to the Company’s lenders and to third parties, are presented as reductions to our long-term debt balance, except for the costs related to our revolving credit facility which are presented as assets. These costs are amortized over the term of the related financing agreement and included in Interest expense, net in the accompanying Consolidated Statements of Operations.
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
We reinsure worker’s compensation and medical claims above our retention levels with a highly rated financial institution that can be expected to fully perform under the terms of the arrangement. Estimated recoveries from reinsurance as of fiscal year end 2025 and 2024 are shown in the following table.

In thousands	Balance Sheet Classification	As of January 3, 2026	As of December 28, 2024
Current portion	Prepaid Expenses and Other Current Assets	$973	$854
Noncurrent portion	Other Assets	2,538	1,281
Total estimated recoveries from reinsurance		$3,511	$2,135
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
The gain or loss resulting from fair value adjustments for highly effective cash flow hedges is recorded in Accumulated other comprehensive loss (“AOCL”) in the accompanying Consolidated Balance Sheets until the hedged item is recognized as Interest expense, net in the Consolidated Statements of Operations. The gain or loss resulting from fair value adjustments of derivatives not deemed to be highly effective cash flow hedges is recognized in Interest expense, net immediately. We perform assessments of the effectiveness of our derivative contracts designated as hedges on a quarterly basis at a minimum and may perform the assessment more often, if deemed applicable.
To manage credit risk associated with our interest rate hedging program, we select as counterparties major financial institutions with investment grade credit ratings. The impact of credit risk, as well as the ability of each party to fulfill its obligations under our derivative financial instruments, is considered in determining the fair value of the contracts. We were party to an interest rate collar to offset the variability of cash flows in Term SOFR-indexed debt interest payments. The interest rate collar matured on July 18, 2024. On December 23, 2025, we entered into an interest rate swap that fixed the variable benchmark component (SOFR) on $100 million of variable rate debt through May 2027. See Note 13. “Interest Rate Derivatives” for further details.
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
The majority of our revenues are recognized at a point in time, either at the point of sale or upon delivery and customer acceptance. Consideration is generally paid at the time of sale in cash, credit card, or on account with managed care payors, which typically have payment terms between 14 and 120 days, with most paying within 60 days. Point in time revenues include retail sales of prescription and non-prescription eyewear, contact lenses, and related accessories to retail customers (including those covered by managed care), as well as stand-alone eye exams. Revenues recognized over time primarily include product protection plans (i.e. warranties) and eye care club memberships.
At our America’s Best brand, our signature offer is an eye exam plus two pairs of eyeglasses for one great price (“two-pair offer”). Since an eye exam is a key component in the ability for acceptable prescription eyewear to be delivered to a customer, we concluded that the eye exam service, while capable of being distinct from the eyeglass product delivery, was not distinct in the context of the two-pair offer. As a result, we do not allocate revenue to the eye exam associated with the two-pair offer, and we record all revenue associated with the offer in Owned & Host net product sales when the customer has received and accepted the merchandise.
Our retail customers generally make payments for prescription eyewear products at the time they place an order. Amounts we collect in advance for undelivered merchandise are reported as Unearned revenue in the accompanying Consolidated Balance Sheets. Unearned revenue at the end of a reporting period is estimated based on processing and delivery times throughout the current month which generally within two weeks; all unearned revenue at the end of a reporting period is recognized in the next fiscal period.

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
An increasing percentage of our customers receive vision insurance coverage through managed care payors. The managed care business represents an increasingly significant portion of our overall revenues and our revenue growth and represented 42% of our revenues from continuing operations in fiscal 2025.
We record reductions in revenue for estimated price concessions granted to managed care providers. The Company considers its revenue from managed care customers to include variable consideration and estimates such amounts associated with managed care customer revenues using the history of concessions provided and cash receipts from managed care providers. We reduced our net revenue for variable considerations of $8.8 million, $17.7 million and $14.7 million during the fiscal years 2025, 2024 and 2023, respectively.
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
As a component of the Company’s procurement program, the Company frequently enters into contracts with its vendors that provide for payments of rebates or other allowances. These vendor payments are reflected when earned or as progress is made toward earning the rebate or allowance and, depending on the terms of the agreement with the vendor, are treated as a reduction of the carrying value of the inventory and a reduction of cost of products. Rebates that have been earned but not yet received are recognized as an increase to Accounts receivable, net or a reduction to Accounts payable, depending on the nature of the agreement with the vendor, until the payment has been received.
Selling, General and Administrative
SG&A includes store associate (including optician) payroll, taxes and benefits, occupancy and other store expenses, advertising and promotion, field services, and corporate support. Advertising and promotion costs, including online marketing arrangements, direct mail, television and radio, are recorded in SG&A and expensed at the time the advertising first occurs. Production costs of future media advertising and related promotional campaigns are deferred until the advertising events occur. Non-capital expenditures associated with opening new stores, including rent, marketing expenses, travel and relocation costs, and training costs, are recorded in SG&A as incurred. Certain vendor contracts provide for marketing co-op allowances; such allowances are reflected when earned or as progress is made toward earning the allowance and are treated as a reduction of SG&A.
Advertising expenses were $138.8 million, $138.6 million and $137.2 million for fiscal years 2025, 2024 and 2023, respectively.
Severance benefits
During fiscal years 2025, 2024 and 2023, we recognized $3.6 million, $0.1 million and $1.8 million, respectively, in SG&A in the Consolidated Statements of Operations and Comprehensive (Loss) Income, in the corporate and other category, related to termination benefits for certain associates; these charges were recognized in accordance with Financial Accounting Standards Board (“FASB”) guidance on employers’ accounting for post-employment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate.
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
For finance leases, the related ROU assets are recorded within Property and equipment, net on the Consolidated Balance Sheets. The corresponding finance lease obligations are recorded within Current maturities of long-term debt and finance lease obligations for the current portion and within Long-term debt and finance lease obligations, less current portion and debt discount for the noncurrent portion on the Consolidated Balance Sheets. Finance lease obligations are measured at the present value of lease payments due over the lease term at lease commencement.
Stock-Based Compensation
We measure stock-based compensation cost, which consists of grants of stock options, performance stock units (“PSUs”), and restricted stock units (“RSUs”), to associates and non-employee directors, based on the estimated grant date fair value of the awards. We recognize compensation expense for all awards containing a service requirement over the requisite service period using a straight-line recognition method. PSUs granted by the Company contain vesting conditions based on either performance or market conditions, in addition to a service requirement. For PSUs with performance conditions, we record compensation expense based on the portion of the award’s total fair value attributable to the service period already completed. The recognized expense is based on the number of units expected to vest, which is estimated by assessing expected performance against our defined metrics, which include Adjusted Operating Income and return on invested capital. These estimates may change over time and may result in reversals of previously recognized expense. For PSUs with market conditions, vesting is based on relative total shareholder return compared to a defined peer group. The fair value of these awards is estimated using the Monte Carlo simulation model and compensation expense is recognized based on the fair value on a straight-line basis over the requisite service period and is not adjusted for subsequent changes in actual or expected performance. We account for forfeitures as they occur. See Note 6. “Stock Incentive Plan” for further details related to our stock-based compensation plans.
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
We assess non-store, long-lived assets, including capitalized software costs in use or under development, for impairment if events or changes in circumstances indicate that the carrying value of those assets may not be recoverable.
Discontinued Operations
In accordance with ASC 205-20 “Presentation of Financial Statements: Discontinued Operations,” a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. In the period in which the component meets held-for-sale or discontinued operations criteria, the major current assets, non-

current assets, current liabilities, and non-current liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations.
Our operations related to Walmart Inc. (“Walmart”), including our former Legacy reportable segment (“Legacy”), as well as the majority of our AC Lens operations, met the requirements to be classified as discontinued operations. Accordingly, we classified the results of these operations as discontinued operations in the Consolidated Statements of Operations and Comprehensive (Loss) Income for all periods presented. The results of all discontinued operations, less applicable income taxes, are reported as components of net income separate from the net income of continuing operations, and certain assets and liabilities associated with these operations were classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets for the periods presented. There was no discontinued operations activity in fiscal year 2025. There were no discontinued operations assets or liabilities as of December 28, 2024 and January 3, 2026. Additionally, the cash flows and comprehensive (loss) income of discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows and Consolidated Statements of Operations and Comprehensive (Loss) Income, respectively, for all periods presented. All amounts included in the notes to the consolidated financial statements relate to continuing operations unless otherwise noted. For additional information, see Note 2. “Discontinued Operations”
Income Taxes
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
Adoption of New Accounting Pronouncements
Income taxes. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and for interim periods within fiscal years beginning after December 15, 2025. The Company adopted this guidance retrospectively in the fourth quarter of fiscal year 2025 and has provided the applicable disclosures in Note 7. “Income Taxes.”
Future Adoption of Accounting Pronouncements
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
Derivatives and Hedging. In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815), to more closely align financial reporting with the economics of an entity’s risk management activities. The effective date for this standard is for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be applied prospectively with an option to adopt the amendments for hedging relationships existing as of the date of adoption. The Company is currently evaluating the impact of the guidance on the consolidated financial statements and disclosures.
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
Interim Reporting. In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). The update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The Company is currently evaluating the impact of the guidance on the consolidated financial statements and disclosures.
The FASB issued other accounting guidance during fiscal year 2025 that is not currently applicable or expected to have a material impact on the Company’s financial statements, and therefore, is not described above.

2. Discontinued Operations
As a result of the termination of various agreements with Walmart and the wind down of AC Lens operations in fiscal year 2024, our former Legacy reportable segment and certain other results previously included in corporate and other as well as related effects of unearned and deferred revenue, met the criteria to be presented as discontinued operations. Accordingly, the assets and liabilities and results of operations of the discontinued operations have been presented in the tables below. There was no discontinued operations activity in fiscal year 2025. There were no discontinued operations assets or liabilities as of December 28, 2024 and January 3, 2026.
During fiscal years 2024 and 2023, we recorded $4.4 million and $5.2 million, respectively, of net expense associated with the aforementioned termination and consolidation activities, which consisted of employee compensation benefits, early termination fees, and other exit related costs. These charges were recorded in both Selling, general, and administrative expenses and Costs applicable to revenue for discontinued operations. The plan has been substantially completed and we do not anticipate additional material costs related to this plan.

The following table presents income (loss) from discontinued operations, net of tax:

In thousands	Fiscal Year 2024	Fiscal Year 2023
Revenue:
Net product sales	$126,960	$320,907
Net sales of services and plans	4,513	49,190
Total net revenue	131,473	370,097
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	109,637	240,578
Services and plans	2,585	25,677
Total costs applicable to revenue	112,222	266,255
Operating expenses:
Selling, general and administrative expenses	21,851	87,126
Depreciation and amortization	1,331	8,378
Asset impairment	248	79,714
Other expense (income), net	(87)	(60)
Total operating expenses	23,343	175,158
Earnings (loss) from discontinued operations before income taxes	(4,092)	(71,316)
Income tax provision (benefit) from discontinued operations	(2,758)	(1,869)
Income (loss) from discontinued operations, net of tax	$(1,334)	$(69,447)

The following table presents significant non-cash items and cash flows from investing activities related to discontinued operations:

	Fiscal Year 2024	Fiscal Year 2023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$1,331	$8,378
Asset impairment	$248	$79,714
Stock-based compensation expense	$—	$971
Inventory adjustments	$442	$(177)
Other	$(1,647)	$—
Cash flows from investing activities:
Purchase of property and equipment	$—	$(1,781)
Other	$1,738	$—
3. Details of Certain Balance Sheet Accounts
The following table provides a reconciliation of Cash and cash equivalents reported within the Consolidated Balance Sheets to the total of Cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows:

In thousands	Fiscal Year 2025	Fiscal Year 2024	Fiscal Year 2023
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$38,708	$73,948	$149,896
Restricted cash included in Other assets	1,594	1,289	1,131
	$40,302	$75,237	$151,027

The following tables provide additional details of certain balance sheet accounts as of the dates shown below:

In thousands	As of January 3, 2026	As of December 28, 2024
Accounts receivable, net:
Trade receivables	$42,563	$36,208
Other receivables (1)	15,047	13,938
Allowance for credit losses	(288)	(208)
	$57,322	$49,938
(1) Includes CARES Act receivable in the amount of $9.0 million and $9.0 million as of January 3, 2026 and December 28, 2024, respectively. In January 2026, subsequent to the balance sheet date, the Company received the full payment of these receivables.

In thousands	As of January 3, 2026	As of December 28, 2024
Inventories:
Raw materials and work in process (1)	$65,775	$66,056
Finished goods	23,543	27,862
	$89,318	$93,918
(1) Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not separately present raw materials and work in process.

In thousands	As of January 3, 2026	As of December 28, 2024
Property and equipment, net:
Land and building	$3,736	$3,736
Equipment	315,231	299,823
Information technology hardware and software	123,294	128,654
Furniture and fixtures	88,514	85,061
Leasehold improvements	386,329	360,927
Construction in progress	34,711	31,620
Right of use assets under finance leases	36,219	36,219
	988,034	946,040
Less: Accumulated depreciation	(643,415)	(583,865)
	$344,619	$362,175

In thousands	As of January 3, 2026	As of December 28, 2024
Other payables and accrued expenses:
Associate compensation and benefits	$47,719	$42,752
Self-insurance liabilities	9,696	9,087
Capital expenditures	12,186	9,248
Advertising	6,282	6,504
Reserves for customer returns and remakes	5,489	4,840
Income tax payable	556	3,641
Supplies and other store support expenses	4,373	5,038
Litigation settlements	293	4,950
Other(1)	23,080	22,976
	$109,674	$109,036
(1) Primarily includes accrued patient liability refunds, professional fees, and cloud hosted software costs

In thousands	As of January 3, 2026	As of December 28, 2024
Other noncurrent liabilities:
Self-insurance liabilities	$6,144	$5,577
Other	2,800	2,651
	$8,944	$8,228
4. Goodwill and Intangible Assets
The gross carrying amount and accumulated impairment of the Company’s goodwill balances for 2025 and 2024 are as follows:

	As of January 3, 2026		As of December 28, 2024
In thousands	Gross Carrying Amount	Accumulated Impairment	Gross Carrying Amount	Accumulated Impairment
Owned & Host Segment (1)	$739,238	$(38,596)	$736,901	$(38,596)
(1)The Company acquired $2.3 million of additional goodwill during fiscal year 2025 upon transition of select Eyeglass World stores from a sublease model to a Company owned model.
The Owned & Host Segment’s goodwill contains $606.5 million related to America’s Best and $94.1 million related to Eyeglass World. Accumulated goodwill impairment relates to our Eyeglass World, Fred Meyer and Military reporting units. In fiscal year 2024, we tested Eyeglass World goodwill for recoverability due to reduced projections of future growth and profitability and we recognized an impairment of $19.2 million of Eyeglass World goodwill. Refer to Note 1. “Business and Significant Accounting Policies” and Note 12. “Fair Value Measurement” for more information on goodwill impairment.
Indefinite-lived intangible assets by major asset class are as follows:

In thousands	As of January 3, 2026	As of December 28, 2024
Trademarks and trade names:
America’s Best	$200,547	$200,547
Eyeglass World	40,000	40,000
	$240,547	$240,547
We intend to maintain our trademarks; renewals will take place as needed.
Finite-lived, amortizing intangible assets by major asset class are as shown in the following table.

	As of January 3, 2026			As of December 28, 2024
In thousands	Gross Carrying Amount	Accumulated Amortization	Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Remaining Life (Years)
Contracts and relationships:
Fred Meyer contracts and relationships	$8,400	$(846)	11	$8,400	$(169)	12
Other	151	(151)	0	151	(113)	1
	$8,551	$(997)		$8,551	$(282)
In the third quarter of 2024, we recorded $10.5 million impairment related to the Fred Meyer contract and relationship intangible asset due to the decision to close certain Fred Meyer stores as part of our store fleet review in fiscal year 2024.
We intend to maintain our Fred Meyer contracts and relationships intangible asset. We amortized $0.7 million, $1.4 million, and $1.6 million in 2025, 2024, and 2023, respectively.

Aggregate amortization expense is included in Depreciation and amortization in the accompanying Consolidated Statements of Operations. Aggregate future estimated amortization expense is shown in the following table:

Fiscal Year	In thousands
2026	$677
2027	677
2028	677
2029	677
2030	677
Thereafter	4,169
$7,554

5. Debt
Our debt consists of the following:

In thousands	As of January 3, 2026	As of December 28, 2024
2025 Notes, due May 15, 2025	$—	$84,774
Term Loan A, due June 13, 2028	237,625	254,188
Debt before unamortized discount and issuance costs	237,625	338,962
Unamortized discount and issuance costs - 2025 Notes	—	(191)
Unamortized discount and issuance costs - Term Loan A	(1,137)	(1,602)
Debt less debt discount and issuance costs	236,488	337,169
Less current maturities	(13,250)	(98,024)
Long-term debt - noncurrent portion	223,238	239,145
Finance lease obligations	9,422	12,833
Less current maturities	(3,333)	(3,368)
Long-term debt and finance lease obligations, less current portion, discount, and issuance costs	$229,327	$248,610
2025 Notes
In May 2020, we completed the issuance of $402.5 million in aggregate principal amount of 2.50% convertible senior notes due on May 15, 2025 (the “2025 Notes”). The Company recognized an extinguishment loss of $0.6 million related to $100 million aggregate principal repurchases in fiscal year 2023. The Company recognized an extinguishment gain of $0.9 million related to $217.7 million aggregate principal repurchases in fiscal year 2024. During fiscal year 2025, the Company fully repaid the remaining outstanding balance.
We recognized the following in Interest expense, net related to the 2025 Notes:

In thousands	Fiscal Year 2025	Fiscal Year 2024	Fiscal Year 2023
Contractual interest expense	$802	$5,443	$9,747
Amortization of issuance costs	$191	$1,282	$2,293
Credit Agreement
On June 13, 2023, the Company entered into a second joinder and restatement agreement (“Second Restatement Agreement”) to amend and restate the original credit agreement, dated as of July 18, 2019 to, among other things, (i) establish new Term Loan A (“Term Loan A”) to repay all principal, interest, fees and other amounts outstanding (other than contingent obligations) under the original credit agreement, (ii) establish new Revolving Loans (the “Revolving Loans”), (iii) provide for a Secured Overnight Financing Rate, with a credit spread adjustment of 10 basis points for all interest periods and a SOFR floor of 0.00% per annum, and (iv) as set forth below, modify the applicable margins of Term Loan A and the revolving credit facility.
Term Loan A is amortized in equal calendar quarterly installments at a rate of 5.00% per calendar year since September 30, 2023.

Following the delivery of the financial statements for the period ending on September 30, 2023, the Applicable Margins for the Loans are based on NVI’s total leverage ratio as follows:

Consolidated Total Debt to Consolidated EBITDA Ratio	Term SOFR Rate	ABR Rate(1)
> 2.50:1.00	2.25%	1.25%
≤ 2.50:1.00 but >1.75:1.00	2.00%	1.00%
≤ 1.75:1:00 but >0.75:1.00	1.75%	0.75%
≤ 0.75:1:00	1.50%	0.50%
(1) ABR = Alternate Base Rate
In connection with the Second Restatement Agreement, we deferred $2.0 million of debt issuance costs related to the revolving credit facility in Other assets and $0.9 million of debt issuance costs related to the Term Loan A in Long-term debt and finance lease obligations, less current portion and debt discount on our Consolidated Balance Sheets. We will amortize these costs over the term of the amended credit agreement. We wrote off previously unamortized debt issuance costs of $0.2 million in Interest expense (income), net during fiscal year 2023 related to lenders who were parties to the original credit agreement but are not parties to the Second Restatement Agreement. We recognized $0.2 million of other refinancing fees in Interest expense (income), net during fiscal year 2023.
On August 9, 2024, NVI and certain other subsidiaries of the Company entered into a Joinder Agreement (the “Joinder Agreement”) to establish incremental term loans in an aggregate principal amount of $115.0 million, provided to NVI on August 9, 2024. These incremental term loans under the Joinder Agreement have the same terms as the existing term loans under the Credit Agreement. The additional borrowings resulted in $0.9 million of fees deferred on the Consolidated Balance Sheets during the fiscal year ended December 28, 2024.
The Second Restatement Agreement contains customary affirmative covenants, negative covenants, and events of default substantially comparable to the original credit agreement. The agreement includes covenants that, among other things, limit NVI’s ability to incur additional debt, create liens against assets, make acquisitions, pay dividends or distributions on its stock, merge or consolidate with another entity and transfer or sell assets. We were in compliance with all covenants related to our long-term debt as of January 3, 2026.
As of January 3, 2026, the Company had $293.3 million of availability under its $300.0 million revolving credit facility net of $6.7 million in outstanding letters of credit.
Scheduled annual maturities of debt are as follows:

Fiscal Year	In thousands
2026	$13,250
2027	13,250
2028	211,125
$237,625

6. Stock Incentive Plans
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

The following table summarizes stock compensation expense under the Company’s plans, which is included in SG&A in the accompanying Consolidated Statements of Operations:

In thousands	Fiscal Year 2025	Fiscal Year 2024	Fiscal Year 2023
Stock options	$—	$123	$740
RSUs and PSUs	23,565	16,457	18,312
Associate stock purchase plan	121	128	151
Pre-tax stock-based compensation expense	$23,686	$16,708	$19,203
Income tax benefit	(5,972)	(4,212)	(4,841)
After-tax stock-based compensation expense	$17,714	$12,496	$14,362

RSUs and PSUs
Unrecognized compensation cost (in thousands)	$26,534
Expected remaining weighted-average period of expense recognition (in years)	1.84
Service-based options
The following tables summarize service-based stock option activity. No service-based options were granted in fiscal years 2025, 2024, and 2023.

	Number of Options Outstanding (In thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands) ($)
Outstanding options at December 28, 2024	549	$29.98	4.13	$—
Exercised	(105)	$21.19
Forfeited	(39)	$37.29
Outstanding options at January 3, 2026	405	$31.54	3.36	$1,057
Vested and exercisable at January 3, 2026	405	$31.54	3.36	$1,057

In thousands except per share values	Fiscal Year 2025	Fiscal Year 2024	Fiscal Year 2023
Fair value of options vested	$—	$635	$1,251
Aggregate intrinsic value of options exercised	$581	$76	$147
Performance-based options
The following table summarizes performance-based stock option activity:

	Number of Options Outstanding (In thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands) ($)
Outstanding options at December 28, 2024	49	$15.74	2.57	$—
Outstanding options at January 3, 2026	49	$15.74	1.55	$502
Vested and exercisable at January 3, 2026	49	$15.74	1.55	$502
There were no grants, no vests and no exercises of performance-based options during fiscal years 2025, 2024, and 2023.

The following tables summarize RSU and PSU awards activity:

	RSUs (In thousands)	Weighted average grant date fair value ($)	PSUs (In thousands)	Weighted average grant date fair value ($)
Outstanding at December 28, 2024	1,353	$20.97	861	$24.61
Granted	1,429	$14.19	483	$14.07
Vested	(670)	$22.25	—	$—
Forfeited	(211)	$17.45	(325)	$27.22
Outstanding at January 3, 2026	1,901	$15.81	1,019	$18.78

	Fiscal Year 2025	Fiscal Year 2024	Fiscal Year 2023
RSUs
Weighted average grant date fair value of RSUs granted	$14.19	$18.03	$22.65
Total fair value of RSUs vested (In thousands)	$14,914	$12,755	$12,084
PSUs
Weighted average grant date fair value of PSUs granted	$14.07	$22.19	$22.35
Total fair value of PSUs vested (In thousands)	$—	$4,070	$3,852
Restricted stock units (RSUs)
Most RSUs vest in three equal annual installments on the first, second and third anniversary of the grant date. The RSUs outstanding as of January 3, 2026 have $49.3 million intrinsic value. Non-employee directors were granted RSUs in fiscal year 2025 that fully vest on the first anniversary of the grant date.
Performance stock units (PSUs)
PSUs are settled after the end of a three-year performance period (i.e., cliff vesting), which begins on the first day of the grant year and are based on the Company’s achievement of certain performance targets. The performance stock units outstanding as of January 3, 2026 have $26.4 million intrinsic value. While the PSU amounts shown in the tables above reflect achievement at target, the number of PSUs ultimately vested will be based on a comparison of certified performance results to predefined performance criteria that include threshold, target and maximum attainment levels.
In 2025, the Company granted PSUs that vest based on the Company’s relative total shareholder return (“TSR”) compared to a defined peer group over a three‑year performance period. The grant‑date fair value of PSUs based on TSR is estimated using a Monte Carlo simulation model. The key assumptions used in the Monte Carlo valuation include: (i) expected volatility of 57.1%, based on the Company’s three‑year daily historical volatility as of the grant date; (ii) a risk‑free interest rate of 3.97%, derived from U.S. Treasury constant‑maturity yields on the grant date; (iii) a correlation assumption calculated using three years of daily share price data for the Company and the peer group as of the grant date; and (iv) an expected dividend yield of zero.
Associate Stock Purchase Plan
Under the ASPP, eligible associates receive a 10% discount from the market trading value of common stock of the Company at the time of purchase. Participants may contribute to the ASPP, not to exceed $25,000 under the ASPP in any calendar year. During fiscal year 2025, the amount of shares issued to eligible participants through the ASPP was not material.

7. Income taxes
The income tax provision (benefit) consists of:

In thousands	Fiscal Year 2025	Fiscal Year 2024	Fiscal Year 2023
Current income tax:
Federal	$3,190	$9,333	$8,278
State	2,502	2,123	3,717
Deferred income tax:
Federal	5,839	(8,869)	(3,878)
State	550	(1,106)	(2,111)
Income tax provision (benefit) from continuing operations	$12,081	$1,481	$6,006

Our income tax provision (benefit) differs from the amounts computed by multiplying earnings (loss) before income taxes by the statutory federal income tax rate.

In thousands	Fiscal Year 2025		Fiscal Year 2024		Fiscal Year 2023
Earnings (loss) from continuing operations before income taxes	$41,681		$(25,684)		$9,552
Federal income tax provision at statutory rate	8,753	21.0%	(5,394)	21.0%	2,006	21.0%
State income tax provision, net of federal income tax (a)	2,422	5.8%	895	(3.5)%	1,686	17.7%
Tax credits:
Work opportunity tax credit	(899)	(2.2)%	(747)	2.9%	(1,143)	(12.0)%
Increase (decrease) in deferred tax asset valuation allowance	(912)	(2.2)%	(1,272)	5.0%	2,238	23.4%
Nontaxable or nondeductible items:
Executive compensation limitation	623	1.5%	994	(3.9)%	354	3.7%
Goodwill impairment	—	—%	3,539	(13.8)%	—	—%
Tax provision (benefit) of equity-based compensation deductions	876	2.1%	1,240	(4.8)%	1,133	11.9%
Meals and entertainment	327	0.8%	369	(1.4)%	433	4.5%
Other	14	—%	(22)	0.1%	(64)	(0.7)%
Other adjustments:
Net operating loss limitation	467	1.1%	—	—%	—	—%
Other, net	410	1.1%	1,879	(7.4)%	(637)	(6.6)%
Net income tax provision (benefit) from continuing operations / Effective tax rate	$12,081	29.0%	$1,481	(5.8)%	$6,006	62.9%
Note: Percentages reflect line item as a percentage of earnings (loss) from continuing operations before income taxes, adjusted for rounding.
(a) State taxes in Texas, Florida, California, New Jersey and Illinois made up the majority (greater than 50 percent) of the tax effect in this category.
Incomes taxes paid (net of refunds) are as follows:

In thousands	Fiscal Year 2025	Fiscal Year 2024	Fiscal Year 2023
Federal	$17,844	$4,200	$2,795
State	3,302	2,132	4,776
Total income taxes paid	$21,146	$6,332	$7,571

Income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in the following jurisdictions:

In thousands	Fiscal Year 2025	Fiscal Year 2024	Fiscal Year 2023
Texas	*	$606	578
* Jurisdiction below the threshold for the period presented.
The sources of the differences between the financial accounting and tax bases of our assets and liabilities that give rise to the deferred tax assets and deferred tax liabilities and the tax effects of each are as follows:

In thousands	As of January 3, 2026	As of December 28, 2024
Deferred tax assets:
NOL carry-forwards	$6,454	$8,017
Credit carryforwards	289	274
Deferred revenue	6,126	5,999
Accrued expenses and reserves	12,425	13,811
Loss on equity and other investments	878	886
Stock-based compensation	7,936	6,191
Operating lease liabilities	114,237	120,990
Subtotal	148,345	156,168
Valuation allowances	(5,458)	(5,961)
Total net deferred tax assets	142,887	150,207
Deferred tax liabilities:
Depreciation of property and equipment	(58,634)	(57,150)
Amortization of intangible assets	(65,051)	(65,168)
Right of use asset	(98,716)	(102,446)
Other	(3,058)	(3,352)
Total deferred tax liabilities	(225,459)	(228,116)
Net deferred tax liabilities	$(82,572)	$(77,909)
As of fiscal year-end 2025, our consolidated VIEs had $9.8 million of U.S. federal NOL carry-forwards available to reduce future federal income taxes, all of which have no expiration date. $6.7 million of these NOL carry-forwards ($1.4 million tax-effected) carry a full valuation allowance because it is more likely than not that a future tax benefit will not be realized. In addition, we have NOL carry-forwards in varying amounts and with differing expiration dates in multiple states in which we operate.
For the fiscal year end 2025, we carry various state tax credits totaling $0.3 million that are available to offset certain future taxes. These state credits carry a valuation allowance of $0.1 million for the portion that we do not expect to be able to utilize in future periods.
We have a $0.9 million deferred income tax asset for capital losses associated with the losses realized on the sale of our equity method non-consolidated investee. We do not expect to generate significant capital gains in the near future. Therefore, we believe it is more likely than not that we will not realize a tax benefit for the majority of these deferred income tax assets. Accordingly, we have established a full valuation allowance against this deferred asset.
As a result of our utilization of NOL carry-forwards to reduce or eliminate subsequent years’ tax obligations, our federal and a substantial number of our state income tax returns for fiscal years 2001 through 2025 remain open for examination by the tax authorities.
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

In July 2025 the One Big Beautiful Bill Act (the "Tax Act") was enacted, introducing a series of corporate tax changes in the U.S. including 100% bonus depreciation on qualified property. The impacts of the Tax Act are reflected in our results for the fiscal year 2025, and there was no material impact to our income tax expense or effective tax rate. Certain provisions decreased cash taxes paid in the current fiscal year and may change the timing of cash tax payments in future periods.

8. Revenue from Contracts with Customers
Revenues Recognized at a Point in Time
Owned & Host
Within our Owned & Host segment, product revenues include sales of prescription and non-prescription eyewear, contact lenses and related accessories to retail customers.
For sales of in-store non-prescription eyewear and related accessories, we recognize revenue at the point of sale. For sales of prescription eyewear, we recognize revenue when the performance obligations are satisfied, which generally occurs upon delivery and customer acceptance of the product. Within our Owned & Host segment services and plans revenues, eye exam services sold on a stand-alone basis are also recognized at the point of sale which occurs immediately after the exam is performed.
Other revenues
Our dedicated e-commerce website sells contact lenses and optical accessory products to retail customers, and recognizes revenue when products have been delivered to the customer. FirstSight issues individual vision plans in connection with our America’s Best operations in California.
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
The following disaggregation of revenues depicts our revenues based on the timing of revenue recognition:

In thousands	Fiscal Year 2025	Fiscal Year 2024	Fiscal Year 2023
Revenues recognized at a point in time	$1,859,291	$1,696,735	$1,631,030
Revenues recognized over time	128,197	126,585	125,341
Total net revenue	$1,987,488	$1,823,320	$1,756,371
Refer to Note 15. “Segment Reporting” for the Company’s disaggregation of net revenue by reportable segment/category and by product type. As our operating segments are aligned by similar economic factors, trends and customers, the reportable segment view best depicts how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors.

9. Deferred Revenue
The following depicts a roll-forward of deferred revenue:

	Fiscal Year 2025
In thousands	Product Protection Plans	Eye Care Clubs	Total
Beginning of the year	$35,700	$48,889	$84,589
Sold	75,120	55,565	130,685
Revenue recognized	(73,565)	(54,632)	(128,197)
End of year	$37,255	$49,822	$87,077

Current	$36,948	$27,612	$64,560
Noncurrent	307	22,210	22,517
	$37,255	$49,822	$87,077

	Fiscal Year 2024
In thousands	Product Protection Plans	Eye Care Clubs	Total
Beginning of the year	$36,419	$47,907	$84,326
Sold	72,135	54,713	126,848
Revenue recognized	(72,854)	(53,731)	(126,585)
End of year	$35,700	$48,889	$84,589

Current	$35,409	$27,098	$62,507
Noncurrent	291	21,791	22,082
	$35,700	$48,889	$84,589
Unsatisfied Performance Obligations (Contract Liabilities)

During fiscal years 2025 and 2024, we recognized $62.7 million and $62.8 million, respectively, of deferred revenues outstanding at the beginning of each respective period.

Deferred revenue recorded as of the end of fiscal year 2025 is expected to be reflected in future operating results as follows:

Fiscal Year	In thousands
2026	$64,560
2027	17,156
2028	5,361
$87,077

10. Leases
Information related to our leases is presented below:

In thousands		As of January 3, 2026	As of December 28, 2024
Type	Classification
	ASSETS
Finance	Property and equipment, net (a)	$5,956	$8,258
Operating	Right of use assets (b)	394,896	408,589
	Total leased assets	$400,852	$416,847
	LIABILITIES
	Current Liabilities:
Finance	Current maturities of long-term debt and finance lease obligations	$3,333	$3,368
Operating	Current operating lease obligations (c)	90,313	99,694
	Other noncurrent liabilities:
Finance	Long-term debt and finance lease obligations, less current portion and debt discount	6,089	9,465
Operating	Noncurrent operating lease obligations	358,377	366,335
	Total lease liabilities	$458,112	$478,862
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the net present value of minimum lease payments. We used the incremental borrowing rate on December 30, 2018 for operating leases that commenced prior to that date.

_________
(a) Finance lease assets are recorded net of accumulated amortization of $30.3 million and $28.0 million as of January 3, 2026 and December 28, 2024, respectively.
(b) TIA and deferred rent are treated as reductions of lease payments used to measure ROU assets in the accompanying Consolidated Balance Sheets as of January 3, 2026 and December 28, 2024.
(c) Current operating lease liabilities are measured net of TIA receivables of $6.5 million and $4.6 million as of January 3, 2026 and December 28, 2024, respectively.

In thousands	Fiscal Year 2025	Fiscal Year 2024	Fiscal Year 2023
Operating lease cost
Fixed lease cost (a)	$109,463	$103,547	$96,215
Variable lease cost (b)	40,104	37,733	36,133
Sublease income(c)	(1,255)	(1,410)	(1,263)
Finance lease cost
Amortization of finance lease assets	2,194	2,370	3,061
Interest on finance lease liabilities	982	1,233	1,675
Net lease cost	$151,488	$143,473	$135,821
(a)Includes short-term leases, which are immaterial.
(b)Includes costs for insurance, real estate taxes and common area maintenance expenses, which are variable as well as lease costs above minimum thresholds for Fred Meyer stores and lease costs for Military stores.
(c)Income from sub-leasing of stores includes rental income from operating lease properties to independent optometrists.

Lease Term and Discount Rate	As of January 3, 2026	As of December 28, 2024
Weighted average remaining lease term (months)
Operating leases	70	71
Finance leases	37	48
Weighted average discount rate (a)
Operating leases	5.4%	5.1%
Finance leases (b)	10.2%	10.4%
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

In thousands	Fiscal Year 2025	Fiscal Year 2024	Fiscal Year 2023
Other Information
Operating cash outflows - operating leases	$128,268	$113,113	$103,562
Right of use assets acquired under operating leases	$80,740	$96,170	$111,792
The following table summarizes the maturity of our lease liabilities as of January 3, 2026:

In thousands	Operating Leases (a)	Finance Leases (b)
Fiscal Year
2026	$110,992	$4,249
2027	102,659	3,370
2028	80,021	1,959
2029	70,742	612
2030	53,573	273
Thereafter	111,690	136
Total lease liabilities	529,677	10,599
Less: Interest	80,987	1,177
Present value of lease liabilities(c)	$448,690	$9,422
_________
(a) Operating lease payments include $19.7 million related to options to extend lease terms that are reasonably certain of being exercised.
(b) Finance lease payments include no options to extend lease terms that are reasonably certain of being exercised.
(c) The present value of lease liabilities excludes $21.0 million of legally binding minimum lease payments for leases signed but not yet commenced.

11. Commitments and Contingencies
Contractual Commitments
As of January 3, 2026, the Company had contractual commitments of approximately $174.3 million consisting of agreements for merchandise purchases, technology, and advertising.
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

In thousands	Fiscal Year 2025	Fiscal Year 2024
Beginning of year balance	$2,565	$2,463
Accrued obligation	38,378	35,325
Claims paid	(38,076)	(35,223)
End of year balance	$2,867	$2,565
401(k) Plan
The Company sponsors a 401(k) plan into which associates may defer a portion of their wages. In fiscal 2025, the Company increased its employer matching contribution from 50% of the first 3% of participant contributions to 50% of the first 4% of participant contributions. The expense for the plan was $9.9 million, $7.5 million, and $7.2 million in fiscal years 2025, 2024, and 2023, respectively. Expense associated with our 401(k) plan is presented in SG&A in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
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
On September 23, 2022, we were served with notice of a lawsuit filed by a former employee in California state court alleging, on behalf of a proposed class of employees, several violations of California wage and hour laws. On December 9, 2022, the case was removed to the federal District Court for the Northern District of California. On January 18, 2023, we were served with a related representative action filed in California state court pursuant to California’s Private Attorneys General Act (“PAGA”). We filed an answer to this action on February 17, 2023. On September 29, 2023, the state court set the PAGA action for trial on October 7, 2024. The parties attended mediation on March 11, 2024, but a resolution of the matter was not reached at that time. Following mediation, the parties agreed to a settlement of all claims alleged by the named plaintiff on behalf of himself and all putative class members and other aggrieved employees. The parties agreed to move the federal and state court actions to state court for review of the settlement terms agreed to by the parties. The Sacramento County state court entered preliminary approval of the settlement on March 21, 2025, and on July 29, 2025, the Court filed its order granting final approval of the settlement and entering judgment in accordance with the settlement agreement. The deadline for any appeal of the final approval and judgment expired on September 27, 2025 and the settlement agreement became effective at that time. On October 10, 2025, the Company paid a total of $4.6 million as the gross settlement fund in accordance with the settlement agreement.
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

On May 23, 2024, a stockholder derivative complaint was filed by a stockholder in the Delaware Court of Chancery, purportedly on behalf of the Company (the “Derivative Action”). The Derivative Action is based on the same alleged facts and circumstances as the Securities Class Action and names certain of the Company’s officers, including our Chief Executive Officer and former Chief Operating Officer, and the Company’s directors who were members of the Company’s Board of Directors during the relevant time period as defendants. The Derivative Action alleges claims for breach of fiduciary duty, unjust enrichment, and violations of the Exchange Act and seeks to recover damages on behalf of the Company. On July 24, 2024, the Company along with the named defendants, filed a motion to dismiss the complaint. On September 9, 2024, the plaintiff filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on October 31, 2024. The plaintiff filed an opposition to the motion to dismiss on December 16, 2024, and the defendants filed a reply brief on January 15, 2025. Oral argument on the motion to dismiss was held on October 28, 2025. On February 11, 2026, the court granted the motion to dismiss. The plaintiff has 30 days from the date of the order to file an appeal. The defendants dispute the allegations made by the plaintiff and intend to vigorously defend the litigation should an appeal be pursued.
On September 26, 2025, the Company attended a pre-trial mediation in a lawsuit filed in Alabama state court by a patient who claims to have been injured due to medical negligence during eye exams performed by an optometrist employed by the Company. The parties failed to reach an agreement at mediation. On October 3, 2025, the parties reached a post-mediation agreement for the Company to pay $1.8 million, net of anticipated recoveries from professional liability insurance, in consideration for plaintiff dismissing the lawsuit and releasing all claims against the Company. The parties executed a settlement agreement on October 21, 2025, after which the Company and its professional liability insurance carrier issued payment according to the terms of the agreement, and the case was dismissed by the court on December 1, 2025. The litigation settlement is recognized in Other payables and accrued expenses in the Condensed Consolidated Balance Sheets as of January 3, 2026 and in SG&A in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended January 3, 2026.

12. Fair Value Measurement
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
We recognize as assets or liabilities at fair value the estimated amounts we would receive or pay upon a termination of interest rate derivatives prior to their scheduled expiration dates. The fair value is based on information that is model-driven based on regression analysis and whose inputs were observable (Level 2 inputs) such as Term SOFR forward rates. See Note 13. “Interest Rate Derivatives” for further details.
Convertible Promissory Note
On December 17, 2024, the Company purchased $1.3 million principal amount of a convertible promissory note issued by a private company. During fiscal year 2025, the Company purchased an additional $1.2 million in the same instrument. The convertible promissory note is an investment that will convert to an equity stake in the private company upon a predetermined conversion event and is also convertible by us under certain circumstances. The Company elected the fair value option in accordance with accounting guidance for financial instruments to record the convertible promissory note. The fair value option allows an entity to account for the entire financial instrument at fair value with subsequent changes in fair value recognized in earnings through the consolidated statements of operations at each reporting date. The Company elected the fair value option to account for the convertible promissory note because the Company believes it reflects the fair value of the note receivable and embedded features. As of January 3, 2026, the Company estimated the fair value of the convertible promissory note to be $2.5 million; this investment is included in Other assets on the Consolidated Balance Sheets and in Other in the investing section of the Consolidated Statements of Cash Flows. Refer to Note 1. “Business and Significant Accounting Policies” for information on equity investments in this entity.
Non-recurring fair value measurements
These non-recurring fair value measurements are classified as Level 3 measurements in the fair value hierarchy. A decrease in the estimated cash flows would lead to a lower fair value measurement, as would an increase in the discount rate. Asset impairment charges are reflected in Asset impairment in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
Long-lived and Right of Use Store Assets
We recognized impairments of $2.0 million, $10.1 million and $2.7 million in fiscal years 2025, 2024, and 2023, respectively, related to our store assets. The store asset impairment charges is related to our Owned & Host segment and is driven by lower than projected customer sales volume in certain stores. The cash flows used in estimating the fair value of ROU and store assets were discounted using market rates from 10% to 10.5%. The estimated remaining fair value of the long-lived and ROU assets impaired during fiscal years 2025, and 2024, was $1.3 million, and $5.6 million, respectively; the estimated remaining fair values include amounts estimated at various dates during the related fiscal years. Substantially all of the remaining fair value of the impaired store assets in fiscal years 2025 and 2024 represents the fair value of ROU assets.
Refer to Note 1. “Business and Significant Accounting Policies” and Note 4. “Goodwill and Intangible Assets” for more details on impairment charges.
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
Term Loan A and Revolving Loans
Since the borrowings under the $237.6 million outstanding principal Term Loan A and $300.0 million aggregate principal Revolving Loans utilize variable interest rate setting mechanisms such as Term SOFR, the fair values of these borrowings are deemed to approximate the carrying values. We also considered the effect of our own credit risk on the fair values of our Term Loan A and Revolving Loans. Refer to Note 5. “Debt” for more information on these borrowings.

13. Interest Rate Derivatives
In December 2025, we entered into an interest rate swap agreement to help manage interest rate exposure by economically converting a portion of our variable-rate debt to fixed-rate debt. Under the interest rate swap agreement, we receive a floating interest rate of the one-month SOFR and pay a fixed interest rate of 3.43% on $100 million of notional amount. We designated the interest rate swap as the hedging instrument in an effective hedge accounting relationship.
We recognized (gains) losses on the change in fair value of the interest rate swap of $0.2 million in Other comprehensive income (loss) during fiscal year 2025. An immaterial amount of net gain was reclassified from Accumulated other comprehensive income (loss) into Interest expense, net during fiscal year 2025.
We were party to an interest rate collar to offset the variability of cash flows in Term SOFR-indexed debt interest payments. The interest rate collar matured on July 18, 2024.
We recognized (gains) losses on the change in fair value of the interest rate collar of $(0.5) million and $(2.3) million in Interest expense, net during fiscal years 2024 and 2023, respectively.
Cash flows related to derivatives are included in the operating section of the Consolidated Statements of Cash Flows and were immaterial.
As of January 3, 2026, the Company expects to reclassify an immaterial amount of unrealized losses on the derivative instruments, net of tax, from AOCL into earnings in the next 12 months. See Note 16. “Accumulated Other Comprehensive Income” for further details.
Our cash flow hedge position related to derivatives designated as hedging instruments under ASC 815 is as follows:

In thousands	Balance Sheet Classification	As of January 3, 2026
Current portion	Other Payables and Accrued Expenses	$45
Non-current portion	Other Liabilities	116
Total derivative liabilities designated as hedging instruments		$161

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
The 2025 Notes were fully settled in 2025. Diluted EPS for fiscal year 2024 and 2023 included the potential impact of the 2025 Notes using the if-converted method; the number of dilutive shares is based on the initial conversion rate associated with the 2025 Notes. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations is as follows:

In thousands, except EPS	Fiscal Year 2025	Fiscal Year 2024	Fiscal Year 2023
Numerator
Income (loss) from continuing operations, net of tax	$29,600	$(27,165)	$3,546
Income (loss) from discontinued operations, net of tax	—	(1,334)	(69,447)
Net income (loss)	$29,600	$(28,499)	$(65,901)

Denominator
Weighted average shares outstanding, Basic	79,131	78,592	78,313
Dilutive effect of share-based awards (1)	1,445	—	283
Weighted average shares outstanding, Diluted	80,576	78,592	78,596

Basic earnings (loss) per share
Continuing operations	$0.37	$(0.35)	$0.05
Discontinued operations	$—	$(0.02)	$(0.89)
Total	$0.37	$(0.36)	$(0.84)

Diluted earnings (loss) per share
Continuing operations	$0.37	$(0.35)	$0.05
Discontinued operations	$—	$(0.02)	$(0.88)
Total	$0.37	$(0.36)	$(0.84)
Anti-dilutive securities excluded from diluted weighted average common shares	712	8,771	12,513
(1) Represents the dilutive impact of RSUs, PSUs and stock options
Some of the EPS totals in the table above may not foot due to rounding differences

15. Segment Reporting
The Company’s operating segments were determined on the same basis as used by the Chief Operating Decision Maker (“CODM”) to evaluate performance internally. Our CODM is our chief executive officer. Our operations consist primarily of one reportable segment: the Owned & Host segment. Our owned brands consist of our America’s Best and Eyeglass World operating segments. In America’s Best stores, vision care services are provided by optometrists employed either by us or by independent professional corporations. Eyeglass World locations have on-site laboratories and offer eye exams, provided by optometrists employed either by us or independent professional corporations. Our Host operating segments consist of Military and Fred Meyer. These brands provide eye exams principally by independent optometrists in nearly all locations. We have aggregated our America’s Best, Eyeglass World, Military and Fred Meyer operating segments into a single reportable segment due to similar economic characteristics and similarity of the nature of products and services, production processes, class of customers, regulatory environment and distribution methods of those brands.

In addition to our single reportable segment, the results of our dedicated e-commerce website and FirstSight, which sells single-service health plans in connection with the operations of America’s Best operations in California, are presented in the “corporate and other” category. The Company concluded that our dedicated e-commerce website meets the criteria to be an operating segment but does not meet the quantitative thresholds for separate disclosure as a reportable segment. Further, in 2025, the Company concluded that FirstSight, does not meet the criteria to be an operating segment. Its results are not separately provided to the CODM, and therefore, they are also included in the “corporate and other” category. Prior-period information has been recast to reflect the segment presentation.
Our “corporate and other” category also includes corporate overhead support expenses as well certain non-cash charges, including asset impairment, stock-based compensation expense, and the impact of certain events, gains, or losses excluded from the assessment of segment performance.
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
Reportable segment information is presented on the same basis as our consolidated financial statements, except for net revenue and associated costs applicable to revenue, which exclude the effects of unearned and deferred revenue, consistent with what the CODM regularly reviews. Asset information is not included in the following summary since the CODM does not regularly review such information for the reportable segment.
The following table is a summary of certain financial data for our Owned & Host reportable segment, and other categories, and includes a reconciliation to the Company’s consolidated earnings (loss) from continuing operations before income taxes.

	Fiscal Year 2025	Fiscal Year 2024	Fiscal Year 2023
In thousands
Owned & Host revenue:
Net product sales	$1,593,503	$1,433,777	$1,396,355
Net sales of services and plans	385,385	360,470	333,693
Total Owned & Host revenue	1,978,888	1,794,247	1,730,048
Less:
Owned & Host costs applicable to revenue (exclusive of depreciation and amortization)
Cost of products	445,146	410,527	401,385
Cost of services and plans	358,191	330,801	310,643
Owned & Host SG&A	744,146	708,623	670,337
Owned & Host segment EBITDA	431,405	344,296	347,683
Corporate and other	(271,608)	(263,496)	(228,746)
Effects of unearned and deferred revenue	(9,816)	1,049	(5,172)
Depreciation and amortization	(91,152)	(91,349)	(89,874)
Interest expense, net	(17,148)	(16,184)	(14,339)
Earnings (loss) from continuing operations before income taxes	$41,681	$(25,684)	$9,552

The following table presents a reconciliation of revenue:

In thousands	Fiscal Year 2025	Fiscal Year 2024	Fiscal Year 2023
Revenue
Owned & Host	$1,978,888	$1,794,247	$1,730,048
Corporate and other	20,972	27,621	33,139
Effects of unearned and deferred revenue	(12,372)	1,452	(6,816)
Total consolidated revenue	$1,987,488	$1,823,320	$1,756,371

Entity-wide Information
The following table presents our consolidated net revenue information:

In thousands	Fiscal Year 2025	Fiscal Year 2024	Fiscal Year 2023
Net product sales
Eyeglasses and sunglasses	$1,269,126	$1,145,725	$1,115,000
Contact lenses	324,196	307,314	301,268
Accessories and other	11,270	10,100	6,961
Total net product sales	1,604,592	1,463,139	1,423,229
Net sales of services and plans
Exams	254,699	233,621	207,833
Product protection plans	73,565	72,854	72,069
Eyecare clubs	54,632	53,706	53,240
Total net sales of services and plans	382,896	360,181	333,142
Total net revenue	$1,987,488	$1,823,320	$1,756,371

16. Accumulated Other Comprehensive Loss
Changes in the fair value of the Company’s cash flow hedge derivative instruments from their inception are recorded in AOCL if the instruments are deemed to be highly effective as cash flow hedges. The following table presents the changes in AOCL, net of tax:

In thousands	Fiscal Year 2025	Fiscal Year 2024	Fiscal Year 2023
Cash flow hedging activity
Balance at beginning of fiscal year	$—	$(419)	$(1,179)
Other comprehensive income (loss) before reclassification	(159)	—	—
Tax effect of other comprehensive income (loss) before reclassification	39	—	—
Amount reclassified from AOCL	(2)	548	1,019
Tax effect of amount reclassified from AOCL	1	(129)	(259)
Net current period other comprehensive income (loss), net of tax	(121)	419	760
Balance at end of fiscal year	$(121)	$—	$(419)
See Note 13. “Interest Rate Derivatives” for a description of the Company’s use of cash flow hedging derivatives.

Schedule I - Condensed Financial Information of Registrant
National Vision Holdings, Inc. and Subsidiaries (Parent Company Only)
Condensed Balance Sheets
In Thousands, Except Share Data

	As of January 3, 2026	As of December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$871	$974
Total current assets	871	974

Noncurrent assets:
Deferred income taxes, net	11,892	11,618
Investment in subsidiary	925,142	970,199
Total noncurrent assets	937,034	981,817
Total assets	$937,905	$982,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other payables and accrued expenses	$—	$249
Current maturities of long-term debt	—	84,774
Total current liabilities	—	85,023

Noncurrent liabilities:
Other liabilities	68,372	81,435
Total noncurrent liabilities	68,372	81,435

Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 86,278,538 and 85,444,263 shares issued as of January 3, 2026 and December 28, 2024, respectively; 79,416,050 and 78,775,117 shares outstanding as of January 3, 2026 and December 28, 2024, respectively	862	854
Additional paid-in capital	834,000	807,048
Accumulated other comprehensive loss	(121)	—
Retained earnings	255,717	226,117
Treasury stock, at cost; 6,862,488 and 6,669,146 shares as of January 3, 2026 and December 28, 2024, respectively	(220,925)	(217,686)
Total stockholders’ equity	869,533	816,333
Total liabilities and stockholders’ equity	$937,905	$982,791

Note: Fiscal year 2025 includes 53 weeks. Fiscal years 2024 and 2023 include 52 weeks.
The accompanying notes are an integral part of these condensed financial statements.

Schedule I - Condensed Financial Information of Registrant
National Vision Holdings, Inc. And Subsidiaries (Parent Company Only)
Condensed Statements of Operations and Comprehensive (Loss) Income
In Thousands

	Fiscal Year 2025	Fiscal Year 2024	Fiscal Year 2023
Total net revenue	$—	$—	$—
Total costs applicable to revenue	—	—	—
Total operating expenses	256	256	214
Interest expense, net	948	6,639	12,040
(Gain) loss on extinguishment of debt	—	(859)	599
Earnings (loss) before income taxes	(1,204)	(6,036)	(12,853)
Income tax provision (benefit)	(274)	(1,373)	(2,401)
Earnings (loss) before equity in net income of subsidiaries	(930)	(4,663)	(10,452)
Net income (loss) of subsidiaries	30,530	(23,836)	(55,449)
Net income (loss)	$29,600	$(28,499)	$(65,901)

Comprehensive income (loss):
Net income (loss)	$29,600	$(28,499)	$(65,901)
Unrealized gain (loss) on hedge instruments	(161)	548	1,019
Tax provision of unrealized gain on hedge instruments	(40)	129	259
Comprehensive income (loss)	$29,479	$(28,080)	$(65,141)

Note: Fiscal year 2025 includes 53 weeks. Fiscal years 2024 and 2023 include 52 weeks.
The accompanying notes are an integral part of these condensed financial statements.

Schedule I - Condensed Financial Information of Registrant
National Vision Holdings, Inc. and Subsidiaries (Parent Company Only)
Condensed Statements of Cash Flows
In Thousands

	Fiscal Year 2025	Fiscal Year 2024	Fiscal Year 2023
Cash flows from operating activities
Net cash provided by (used for) operating activities	$(14,676)	$(6,082)	$(6,780)
Cash flows from investing activities
Dividend from (investment in) subsidiary	99,157	224,245	132,443
Net cash provided by (used for) investing activities	99,157	224,245	132,443
Cash flows from financing activities
Repayments on long-term debt	(84,774)	(215,000)	(99,250)
Proceeds from issuance of common stock	3,395	1,507	1,837
Purchase of treasury stock	(3,205)	(3,092)	(28,415)
Payments of debt issuance costs	—	(837)	(443)
Net cash provided by (used for) financing activities	(84,584)	(217,422)	(126,271)
Net change in cash and cash equivalents	(103)	741	(608)
Cash and cash equivalents, beginning of year	974	233	841
Cash and cash equivalents, end of year	$871	$974	$233

Note: Fiscal year 2025 includes 53 weeks. Fiscal years 2024 and 2023 include 52 weeks.
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
In May 2020, the Company issued $402.5 million principal amount of 2.50% convertible senior notes due 2025. NVHI contributed the proceeds from the 2025 Notes to NVI as additional investments during the fiscal year 2020. The Company fully repaid the 2025 Notes during fiscal year 2025. See Note 5. “Debt” to the NVHI consolidated financial statements for more information.
2. Guarantees and Restrictions
As of January 3, 2026, NVI had $237.6 million of principal amount of long-term debt outstanding under its Term Loan A and no outstanding cash borrowings under its $300.0 million Revolving Loans, which includes $6.7 million in outstanding letters of credit.
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
In accordance with Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 3, 2026. Based on that evaluation, the CEO and the CFO have concluded that, as of January 3, 2026, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic filings with the U.S. Securities and Exchange Commission (“SEC”) is made known to them in a timely manner.
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
Management, with the participation of our CEO and CFO, has assessed the effectiveness of the Company’s internal control over financial reporting as of January 3, 2026 in accordance with the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of January 3, 2026. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, as auditors of our consolidated financial statements as of and for the year ended January 3, 2026, has issued their attestation report on management’s internal control over financial reporting which is set forth below.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of National Vision Holdings, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of National Vision Holdings, Inc. and subsidiaries (the “Company”) as of January 3, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 3, 2026, of the Company and our report dated March 4, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Atlanta, GA
March 4, 2026

Item 9B. Other Information
Except as set forth below, during the twelve months ended January 3, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K).
On December 4, 2025, L. Reade Fahs, the Company’s Executive Chairman, adopted a trading arrangement for the sale of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of the Exchange Act Rule 10b5-1(c). Mr. Fahs’ Rule 10b5-1 Trading Plan provides for the sale of up to 352,000 shares of common stock pursuant to one or more limit orders from March 6, 2026, until December 31, 2026.
On December 5, 2025, Alex Wilkes, the Company’s Chief Executive Officer, adopted a trading arrangement for the sale of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of the Exchange Act Rule 10b5-1(c). Mr. Wilkes’ Rule 10b5-1 Trading Plan provides for the sale of up to 35,000 shares of common stock and expires on March 13, 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers of the Company
The following table sets forth the names, ages and positions of our executive officers as of March 4, 2026.

Name	Age	Position
Alex Wilkes	47	Chief Executive Officer and Director
Chris Laden	39	Chief Financial Officer
Mark Banner	51	President of America’s Best
Jared Brandman	49	Chief Legal & Strategy Officer, Corporate Secretary
Bill Clark	51	Chief People Officer
David Cutler	55	Chief Technology Officer
Ana Moeddel	45	Chief Merchandising and Managed Care Officer
Priti Patel	49	Head of Emerging Brands
Joe VanDette	48	Chief Brand and Marketing Officer
Alex Wilkes has served as our Chief Executive Officer since August 2025, having joined National Vision as President in August 2024. Previously, Mr. Wilkes served as President, Americas at CooperVision, a global leader in contact lenses. Prior to this, he spent more than a decade at EssilorLuxottica, a leading global eyewear company, most recently as Senior Vice President and General Manager of Pearle Vision, where he spearheaded the expansion of one of the largest franchises in the vision care industry, and as Vice President of Vision Care for LensCrafters. Mr. Wilkes’ early career as a management consultant included roles with Accenture and Deloitte. Mr. Wilkes holds a B.A. in Economics from the University of Iowa.
Chris Laden has served as our Chief Financial Officer since March 2025. Before joining National Vision, Mr. Laden was Chief Financial Officer at Community Veterinary Partners, a community of veterinary hospitals, from January 2023 to March 2025. Prior to that, he served as the Chief Financial Officer of Women's Care, a leading women’s healthcare group in the U.S., from 2021 to 2022, and MD Now Urgent Care, the largest provider of urgent care services in Florida, from 2020-2021. Mr. Laden also brings extensive experience in the optical industry, having held key leadership roles at Pearle Vision, a division of EssilorLuxottica. Mr. Laden hold a B.S. in Business Administration from the University of Florida.
Mark Banner has served as President of America's Best since January 2025, and previously served as our Chief Stores Officer since July 2024. Prior to joining National Vision, Mr. Banner served as the Senior Vice President, Retail and Real Estate, of Sleep Number Corporation, where he led all sales, stores, operations, promotions & credit, digitally assisted retail, real estate and maintenance teams, and as Vice President of Strategic Integration at Signet Jewelers, in addition to various operations and managerial roles during his 18 years with Signet and its subsidiary, Sterling Jewelers. He holds a bachelor's degree in organizational studies from Saint Louis University and an M.B.A. from the Sloan School of Management at Massachusetts Institute of Technology.

Jared Brandman has served as our Chief Legal & Strategy Officer, and Corporate Secretary, since January 2025, having previously served as our Senior Vice President, General Counsel and Secretary since February 2019. Mr. Brandman joined National Vision in 2017 as Vice President, Assistant General Counsel and Assistant Secretary. Prior to joining the Company, Mr. Brandman was Securities Counsel for The Coca-Cola Company from 2010 to 2017. Mr. Brandman holds a B.A. degree in organizational studies from the University of Michigan and a J.D. degree from Emory University School of Law.
Bill Clark has served as our Chief People Officer since June 2019. Prior to joining National Vision, he served as Senior Vice President, Human Resources at Five Below, Inc. from October 2014 until May 2019. Prior to Five Below, Mr. Clark served as Vice President of Retail HR at Dollar General Corporation from April 2012 until October 2014 and spent 10 years in key executive leadership roles at Walmart and Sam’s Club, including as Vice President of Field Human Resources, Vice President of Talent Management and Vice President of HR Administration and Strategy. Mr. Clark holds both a B.S. degree in Biology and a Master of Science degree in College Teaching from Northeastern State University in Oklahoma.
David Cutler has served as our Chief Technology Officer since September 2025. Prior to joining National Vision, Mr. Cutler spent nearly two decades at Slalom, a business and technology consulting firm, where he most recently served as General Manager and Global Lead for Technology Enablement from 2016 to 2025. Prior to that, he was a Managing Director for Slalom from 2008 to 2016. From 2012-2016, Mr. Cutler co-founded and served as CEO of mLevel, a Slalom corporate learning company later acquired by Axonify. Mr. Cutler holds a B.S. in Computer Science and Electrical Engineering from Northwestern University.
Ana Moeddel has served as our Chief Merchandising and Managed Care Officer since September 2025. Prior to joining National Vision, she served as Chief Growth Officer of Community Veterinary Partners, a network of veterinary hospitals, from January 2022 to August 2025. From 2012 to 2022, Ms. Moeddel held various leadership roles at EssilorLuxottica, including Vice President of Operations and General Manager for TeamVision, where she helped define, design and implement a new business unit for the organization. She also held Vice President roles in Product, Pricing, Managed Care, Strategy, Real Estate, Ecommerce, Customer Experience and Business Development, across multiple Luxottica Retail Brands like Lenscrafters, Target Optical and others. Ms. Moeddel holds a bachelor’s degree in Economics and Computers from Academia de Studii Economice in Bucharest, Romania and an M.B.A. in Corporate Strategy from Stephen M. Ross School of Business at the University of Michigan.
Priti Patel, O.D. has served as Head of Emerging Brands, since August 2025. Having joined National Vision in 2010, Dr. Patel previously served as General Manager of Eyeglass World, Fred Meyer and Military Stores, from January 2025 to August 2025; Senior Vice President, Chief Medical Officer from June 2024 to January 2025; Senior Vice President, Healthcare Strategy and Development from February 2024 to June 2024; and Vice President of Physician Practice Management from March 2018 to June 2024. Dr. Patel also serves as President and CEO of our wholly-owned subsidiary, FirstSight Vision Services. Prior to joining National Vision, Dr. Patel was responsible for leading Walmart’s U.S. professional affairs and business relationships with over 3,000 optometrists. Dr. Patel holds a Bachelor of Science degree in Biology and Chemistry from the University of Alabama and a Doctor of Optometry degree from Nova Southeastern College of Optometry. Her residency was in Primary Care and Ocular Disease from Salus University.
Joe VanDette has served as our Chief Brand and Marketing Officer since January 2025, having joined National Vision in April 2022 as our Senior Vice President, Chief Marketing Officer. Previously, Mr. VanDette served as Chief Marketing & Digital Officer for Smart & Final in Commerce, California from May 2018 until March 2022. Prior to that, he served as Vice President of CRM, Analytics and Digital for Smart & Final from September 2014 until May 2018. From February 2005 until September 2014, he served in various management roles for Toys “R” Us in Wayne, New Jersey. Mr. VanDette holds a Bachelor of Science in Management Science & Information Systems from Pennsylvania State University.
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
Other
The additional information required by this item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation
The information required by this item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as a part of this report:

(1) Consolidated financial statements

For the following consolidated financial information included herein, see Part II. Item 8.on Page 61

Page
Consolidated Balance Sheets as of January 3, 2026 and December 28, 2024	63
Consolidated Statements of Operations and Comprehensive (loss) income for the Fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023	64
Consolidated Statements of Stockholders’ Equity for the Fiscal years ended January 3, 2026, December 28, 2024 and December 30, 2023	65
Consolidated Statements of Cash Flows for the Fiscal years ended January 3, 2026, December 28, 2024 and December 30, 2023	66
Notes to Consolidated Financial Statements	67
Schedule I – Condensed Financial Information of Registrant	98

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

(3) Exhibits:

The exhibits listed in the accompanying Exhibit Index attached hereto are filed or incorporated by reference into this Form 10-K.

Exhibit Index

Exhibit No.	Exhibit Description
3.1	Third Amended and Restated Certificate of Incorporation of National Vision Holdings, Inc. - incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 10, 2021
3.2	Fourth Amended and Restated Bylaws of National Vision Holdings, Inc. - incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 12, 2023
4.1	Description of Securities of the Registrant - incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on February 28, 2022
10.1	Second Joinder and Restatement Agreement, dated as of June 13, 2023, including as Exhibit A thereto, to the Second Amended and Restated Credit Agreement, by and among Nautilus Acquisition Holdings, Inc., National Vision, Inc., certain subsidiaries of National Vision, Inc., as guarantors, Bank of America, N.A., as Administrative Agent and the Collateral Agent, and the lenders from time to time party thereto - incorporated therein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2023
10.2	Joinder Agreement, dated as of August 9, 2024, among Nautilus Acquisition Holdings, Inc., National Vision, Inc., the other credit parties party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent- incorporated therein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2024
10.3	First Lien Guarantee, dated as of March 13, 2014, by the guarantors party thereto - incorporated herein by reference to Exhibit 10.6 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.4	First Lien Security Agreement, dated as of March 13, 2014, among Nautilus Acquisition Holdings, Inc., Nautilus Merger Sub, Inc., Vision Holdings Corp., National Vision, Inc., subsidiary grantors party thereto, Goldman Sachs Bank USA, as collateral agent - incorporated herein by reference to Exhibit 10.7 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.5	First Lien Pledge Agreement, dated as of March 13, 2014, among Nautilus Acquisition Holdings, Inc., Nautilus Merger Sub, Inc., Vision Holdings Corp., National Vision, Inc. subsidiary pledgors party thereto, Goldman Sachs Bank USA, as collateral agent - incorporated herein by reference to Exhibit 10.8 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.6†	National Vision Holdings, Inc. Amended and Restated 2017 Omnibus Incentive Plan - incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2024
10.7†	Form of Stock Option Agreement under the 2017 Omnibus Incentive Plan, as adopted February 2019 - incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2019
10.8†	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2017 Omnibus Incentive Plan, as adopted June 15, 2022 – incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022
10.9†	Form of Restricted Stock Unit Agreement under the 2017 Omnibus Incentive Plan, as adopted February 12, 2024 – incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2024
10.10†	Form of Performance Stock Unit Agreement under the 2017 Omnibus Incentive Plan, as adopted February 12, 2024– incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2024
10.11†	2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its Subsidiaries - incorporated herein by reference to Exhibit 10.16 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.12†	Amendment No. 1 to the 2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its Subsidiaries - incorporated herein by reference to Exhibit 10.17 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.13†	Amendment No. 2 to the 2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its Subsidiaries - incorporated herein by reference to Exhibit 10.18 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.14†	Form of Stock Option Agreement under the 2014 Stock Incentive Plan for Key Employees of National Vision Holdings, Inc. (formerly known as Nautilus Parent, Inc.) and its Subsidiaries - incorporated herein by reference to Exhibit 10.19 to the Company’s Form S-1 Registration Statement filed on September 29, 2017
10.15†	Form of Director Indemnification Agreement - incorporated herein by reference to Exhibit 10.36 to the Company’s Amendment No. 2 to Form S-1 Registration Statement filed on October 16, 2017
10.16†	Form of Management Stockholder’s Agreement - incorporated herein by reference to Exhibit 10.20 to the Company’s Form S-1 Registration Statement filed on September 29, 2017

10.17†	National Vision Holdings, Inc. Executive Severance Plan - incorporated by reference to Exhibit 10.1 filed to the Company’s Current Report on Form 8-K filed on December 18, 2018
10.18‡
Letter Agreement between National Vision, Inc. and Essilor of America, Inc., dated as of November 12, 2018 - incorporated herein by reference to Exhibit 10.36 to the Company’s Form 10-K filed on February 27, 2019

10.19‡	First Amendment to the Direct Lens Letter Agreement, dated July 19, 2022, by and between Essilor of America, Inc. and National Vision, Inc. - incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 25, 2022
10.20‡	Second Amendment to the Direct Lens Letter Agreement, dated November 8, 2023, by and between Essilor of America, Inc. and National Vision, Inc.
10.21‡
Third Amendment to the Direct Lens Letter Agreement, dated December 13, 2025, by and between Essilor of America, Inc. and National Vision, Inc. - incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2025

10.22‡
Cooperation Agreement, dated March 17, 2025, by and between National Vision Holdings, Inc. and Engine Capital, L.P. - incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2025

10.23†
Transition and Separation Agreement, dated February 25, 2025, by and between National Vision, Inc. and Melissa Rasmussen - incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 8, 2025

10.24†
Form of Performance Stock Unit Agreement under the 2017 Omnibus Incentive Plan, as adopted March 5, 2025 - incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 8, 2025

10.25†
Executive Chair Agreement, dated April 28, 2025, by and between National Vision Holdings, Inc. and L. Reade Fahs - incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 7, 2025

19.1	National Vision Holdings, Inc. Securities Trading Policy – incorporated herein by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2025.
21.1	Subsidiaries of National Vision Holdings, Inc.
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
97.1	Incentive Compensation Clawback Policy – incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed February 27, 2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page of the Company’s Annual Report on Form 10-K for the year ended January 3, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments)
____________
(†)Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
(‡) Portions of this exhibit have been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K because such information is (i) not material and (ii) the type of information that the registrant treats as private or confidential.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Vision Holdings, Inc.
(Registrant)

By:	/s/ Alex Wilkes
Alex Wilkes
Chief Executive Officer
(Principal Executive Officer)

Date:	March 4, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Alex Wilkes	Chief Executive Officer and Director	March 4, 2026
Alex Wilkes	(Principal Executive Officer)

/s/ Christopher Laden	Chief Financial Officer	March 4, 2026
Christopher Laden	(Principal Financial and Accounting Officer)

/s/ Jose Armario	Director	March 4, 2026
Jose Armario

/s/ L. Reade Fahs	Executive Chairman	March 4, 2026
L. Reade Fahs

/s/ Virginia A. Hepner	Director	March 4, 2026
Virginia A. Hepner

/s/ Susan S. Johnson	Director	March 4, 2026
Susan S. Johnson

/s/ Naomi Kelman	Director	March 4, 2026
Naomi Kelman

/s/ James M. McGrann	Director	March 4, 2026
James M. McGrann

/s/ Michael J. Nicholson	Director	March 4, 2026
Michael J. Nicholson

/s/ Susan O’Farrell	Director	March 4, 2026
Susan O’Farrell

/s/ D. Randolph Peeler	Lead Independent Director	March 4, 2026
D. Randolph Peeler

/s/ Caitlin Zulla	Director	March 4, 2026
Caitlin Zulla