Form 10-Q
period 2026-04-04
National Vision Holdings, Inc.
filed 2026-05-14
CIK 1710155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2026
Common stock, $0.01 par value	80,116,665

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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth in Part I, Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended January 3, 2026 (the “2025 Annual Report on Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”), as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov, and also include, but are not limited to, market volatility, an overall decline in the health of the economy, global macroeconomic conditions and other factors that may affect consumer spending or behavior; our ability to successfully implement our strategic initiatives, or anticipate the impact of important strategic initiatives; our ability to recruit and retain vision care professionals for in-store roles or to provide remote care offerings; our ability to compete in the highly competitive optical retail industry; our ability to maintain, protect, and enhance the value of our owned brands; the success of our marketing, advertising and promotional efforts; our ability to open and operate new stores (including as a result of store conversions) in a timely and cost-effective manner or to successfully enter new markets; our ability to increase sales in existing stores and to successfully reinvest in existing stores; our ability to successfully implement our pricing strategies; changes in the cost of inputs, and factors such as wage rate increases, inflation, cost increases, tariffs and related measures, increases in the price of raw materials and energy prices; significant capital requirements to fund our expanding business including updating our Enterprise Resource Planning (“ERP”) and Customer Relationship Management (“CRM”), and other technological, systems and capabilities; the potential for our growth strategies to strain our existing resources and cause the performance of our existing stores to suffer; risks associated with leasing substantial amounts of space, including future increases in occupancy costs; our ability to successfully manage the distinct risks faced by our e-commerce and omni-channel business; our ability to retain our existing senior management team, attract qualified new personnel or successfully implement our succession plans; seasonal fluctuations in our operating results and inventory levels; the potential impacts of catastrophic events, including changing climate and weather patterns leading to severe weather and natural disasters; the potential for certain technological advances, greater availability of, or increased consumer preferences for, vision correction alternatives to prescription eyeglasses or contact lenses, or future drug development for the correction of vision-related problems to reduce the demand for our products; our ability to successfully manage our inventory balances and inventory shrinkage; the potential for the loss of, or disruption in the operations of, one or more of our distribution centers or optical laboratories, which would impact our ability to process and fulfill customer orders and deliver our products in a timely manner, or at all, or result in quality issues; the performance of our Host brands and our ability to maintain or extend our operating relationships with our Host partners; sustainability issues, including those related to climate change; our ability to develop, maintain and extend relationships with managed vision care companies, vision insurance providers and other third-party payors; our reliance on third-party coverage and reimbursement, including government programs, for an increasing portion of our revenues; risks associated with vendors from whom our products and certain services are sourced and our dependence on a limited number of suppliers; changes in U.S. or international laws, including tariffs, affecting our ability to source merchandise and services internationally; the impact of any significant failure, inadequacy, interruption or security breach affecting our information technology systems, or those of our vendors; our ability to comply with state, local and federal vision care and healthcare laws and regulations, as well as managed vision care laws and regulations; liability stemming from rapidly changing and increasingly stringent laws, regulations, contractual obligations, and industry standards relating to privacy, data security and data protection; product liability, product recall or personal injury issues; our ability to comply with laws, regulations and enforcement activities or changes in statutory, regulatory, accounting and other legal requirements; the outcome of legal proceedings relating to our business operations; the protection and validity of our intellectual property; risks related to our indebtedness; changes in interest rates; restrictions in our credit agreement that limit our flexibility in operating our business; and risks related to owning our common stock.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

In thousands, except share data	As of April 4, 2026	As of January 3, 2026
ASSETS
Current assets:
Cash and cash equivalents	$67,898	$38,708
Accounts receivable, net	43,990	57,322
Inventories, net	107,706	89,318
Prepaid expenses and other current assets	41,029	40,374
Total current assets	260,623	225,722

Noncurrent assets:
Property and equipment, net	342,103	344,619
Goodwill	700,976	700,642
Trademarks and trade names	240,547	240,547
Other intangible assets, net	7,385	7,554
Right of use assets	397,365	394,896
Other assets	71,484	69,698
Total noncurrent assets	1,759,860	1,757,956
Total assets	$2,020,483	$1,983,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,182	$78,999
Other payables and accrued expenses	106,626	109,674
Unearned revenue	50,427	52,279
Deferred revenue	66,309	64,560
Current maturities of long-term debt and finance lease obligations	16,588	16,583
Current operating lease obligations	91,356	90,313
Total current liabilities	418,488	412,408

Noncurrent liabilities:
Long-term debt and finance lease obligations, less current portion and debt discount	225,246	229,327
Noncurrent operating lease obligations	358,937	358,377
Deferred revenue	22,835	22,517
Other liabilities	8,966	8,944
Deferred income taxes, net	88,005	82,572
Total noncurrent liabilities	703,989	701,737
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 87,366,539 and 86,278,538 shares issued as of April 4, 2026 and January 3, 2026, respectively; 80,114,673 and 79,416,050 shares outstanding as of April 4, 2026 and January 3, 2026, respectively	873	862
Additional paid-in capital	841,485	834,000
Accumulated other comprehensive income (loss)	194	(121)
Retained earnings	286,898	255,717
Treasury stock, at cost; 7,251,866 and 6,862,488 shares as of April 4, 2026 and January 3, 2026, respectively	(231,444)	(220,925)
Total stockholders’ equity	898,006	869,533
Total liabilities and stockholders’ equity	$2,020,483	$1,983,678
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended
In thousands, except per share amounts	April 4, 2026	March 29, 2025
Revenue:
Net product sales	$439,500	$412,765
Net sales of services and plans	104,380	97,559
Total net revenue	543,880	510,324
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	126,817	116,914
Services and plans	92,319	88,276
Total costs applicable to revenue	219,136	205,190
Operating expenses:
Selling, general and administrative expenses	256,092	255,532
Depreciation and amortization	23,442	22,963
Asset impairment	—	502
Other expense (income), net	(29)	—
Total operating expenses	279,505	278,997
Income from operations	45,239	26,137
Interest expense, net	2,848	4,572
Earnings before income taxes	42,391	21,565
Income tax provision	11,210	7,379
Net income	$31,181	$14,186

Earnings per share:
Basic	$0.39	$0.18
Diluted	$0.38	$0.18

Weighted average shares outstanding:
Basic	79,655	78,858
Diluted	81,492	79,259

Comprehensive income:
Net income	$31,181	$14,186
Unrealized gain on hedge instruments	420	—
Tax provision of unrealized gain on hedge instruments	105	—
Comprehensive income	$31,496	$14,186
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three Months Ended April 4, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
In thousands	Shares	Amount
Balances at January 3, 2026	79,416	$862	$834,000	$(121)	$255,717	$(220,925)	$869,533
Issuance of common stock (1)	1,088	11	490	—	—	—	501
Stock-based compensation	—	—	6,995	—	—	—	6,995
Purchase of treasury stock	(389)	—	—	—	—	(10,519)	(10,519)
Unrealized gain on hedge instruments, net of tax	—	—	—	315	—	—	315
Net income	—	—	—	—	31,181	—	31,181
Balances at April 4, 2026	80,115	$873	$841,485	$194	$286,898	$(231,444)	$898,006
(1) Consists primarily of the vesting of shares issued under the Company’s stock incentive plans and Associate Share Purchase Plan.

	Three Months Ended March 29, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
In thousands	Shares	Amount
Balances at December 28, 2024	78,775	$854	$807,048	$—	$226,117	$(217,686)	$816,333
Issuance of common stock (1)	403	4	261	—	—	—	265
Stock-based compensation	—	—	7,000	—	—	—	7,000
Purchase of treasury stock	(128)	—	—	—	—	(1,624)	(1,624)
Unrealized gain on hedge instruments, net of tax	—	—	—	—	—	—	—
Net income	—	—	—	—	14,186	—	14,186
Balances at March 29, 2025	79,050	$858	$814,309	$—	$240,303	$(219,310)	$836,160
(1) Consists primarily of the vesting of shares issued under the Company’s stock incentive plans and Associate Share Purchase Plan.
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
In thousands	April 4, 2026	March 29, 2025
Cash flows from operating activities:
Net income	$31,181	$14,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,442	22,963
Amortization of debt discount and deferred financing costs	267	367
Amortization of cloud computing implementation costs	2,402	2,157
Asset impairment	—	502
Deferred income tax expense (benefit)	5,433	(5,783)
Stock-based compensation expense	7,022	7,029
Inventory adjustments	1,224	1,039
Other	(248)	(26)
Changes in operating assets and liabilities:
Accounts receivable	13,222	(3,341)
Inventories	(19,612)	4,309
Operating lease right of use assets and lease liabilities	(403)	(666)
Other assets	(4,608)	(10,922)
Accounts payable	8,183	(16,982)
Deferred and unearned revenue	215	10,258
Other liabilities	(6,015)	7,149
Net cash provided by operating activities	61,705	32,239
Cash flows from investing activities:
Purchase of property and equipment	(17,569)	(20,225)
Other	(703)	—
Net cash used for investing activities	(18,272)	(20,225)
Cash flows from financing activities:
Repayments on long-term debt	(3,313)	(3,313)
Payments on finance lease obligations	(813)	(732)
Proceeds from issuance of common stock	501	265
Purchase of treasury stock	(10,519)	(1,624)
Net cash used for financing activities	(14,144)	(5,404)
Net change in cash, cash equivalents and restricted cash	29,289	6,610
Cash, cash equivalents and restricted cash, beginning of year	40,302	75,237
Cash, cash equivalents and restricted cash, end of period (See Note 2)	$69,591	$81,847

Supplemental cash flow disclosure information:
Cash paid for interest	$3,759	$4,549
Cash paid (received) for taxes	$3	$(5)
Capital expenditures accrued at the end of the period	$15,174	$8,179
Operating cash outflows - operating leases	$30,102	$29,445
Right of use assets acquired under operating leases	$26,232	$16,694
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Business and Significant Accounting Policies
Nature of Operations
National Vision Holdings, Inc. (“NVHI,” the “Company,” “we,” “our,” or “us”) is a holding company whose operating subsidiaries include its indirect wholly-owned subsidiary, National Vision, Inc. (“NVI”) and NVI’s wholly-owned subsidiaries. We are a leading value retailer of eyeglasses and contact lenses in the United States (the “U.S.”). We operated 1,274 and 1,250 retail optical locations in the U.S. and its territories as of April 4, 2026 and January 3, 2026, respectively, through our four store brands, including America’s Best Contacts and Eyeglasses (“America’s Best”), Eyeglass World, Vista Optical locations on select U.S. Army/Air Force military bases (“Military”) and within select Fred Meyer stores. Additionally, we operate omni-channel websites for our America’s Best, Eyeglass World and Military brands, as well as a dedicated e-commerce website.
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
Certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted; however, we believe that the disclosures included herein are sufficient for a fair presentation of the information presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the fiscal year ended January 3, 2026 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2026 (the “2025 Annual Report on Form 10-K”). The Company’s significant accounting policies are set forth in Note 1 within those consolidated financial statements. We use the same accounting policies in preparing interim condensed consolidated financial information and annual consolidated financial statements. There were no changes to our significant accounting policies during the three months ended April 4, 2026.
The condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The Company has consolidated certain entities meeting the definition of a variable interest entity (“VIE”) as the Company concluded that it is the primary beneficiary of the entities under the provisions of Accounting Standards Codification 810, Consolidation. As of April 4, 2026, the variable interest entities include 27 professional corporations. The total assets of the consolidated VIEs included in the accompanying Condensed Consolidated Balance Sheets as of April 4, 2026 and January 3, 2026, were $5.7 million and $4.6 million, respectively, and the total liabilities of the consolidated VIEs were $10.6 million and $6.9 million, respectively.
Fiscal Year
Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31. Fiscal year 2026 contains 52 weeks and will end on January 2, 2027. Fiscal year 2025 contained 53 weeks and ended on January 3, 2026. All three month periods presented herein contain 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.
Seasonality
The consolidated results of operations for the three months ended April 4, 2026 and March 29, 2025, are not necessarily indicative of the results to be expected for the full fiscal year due to seasonality and uncertainty of general economic conditions that may impact our key markets. Historically, our business has realized a higher portion of net revenue, income from operations, and cash flows from operations in the first half of the year, and a lower portion of net revenue, income from operations, and cash flows from operations in the fourth fiscal quarter. The first half seasonality is attributable primarily to annual health insurance program start/reset periods. Seasonality related to fourth quarter holiday spending by retail customers generally does not impact our business. Our quarterly consolidated results generally may also be affected by the timing of new store openings, store closings, and certain holidays.

CARES Act
Accounts receivable, net on the Condensed Consolidated Balance Sheets as of January 3, 2026 includes $9.0 million receivable under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. During the three months ended April 4, 2026, the Company received the full payment of these CARES Act credits.
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
Severance Benefits
During the three months ended April 4, 2026 and March 29, 2025, we recognized $2.1 million and $2.1 million, respectively, related to severance benefits for certain associates in the Corporate and other category within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income. These charges were recognized in accordance with FASB guidance on employers’ accounting for postemployment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate.
Stock-Based Compensation
During the three months ended April 4, 2026, we granted performance stock units to certain employees. The number of shares issued will be determined based on the level of achievement of predefined performance and market conditions, including adjusted operating income, return on invested capital, relative total shareholder return versus a peer group and an absolute total shareholder return feature, with a performance period of three years and a requisite service period of three to five years. We recognize compensation expense on performance stock units ratably over the requisite performance period of the award to the extent management views the performance goals as probable of attainment. We recognize compensation expense for the fair value of the relative total shareholder return versus the peer group component and the absolute total shareholder return component over the requisite service period of such awards using a Monte Carlo simulation.
Asset Impairment
We recognized no impairment charges during the three months ended April 4, 2026, compared to $0.5 million related to tangible long-lived store assets and Right of Use (“ROU”) assets for the three months ended March 29, 2025. The impairments were recognized in Corporate and other, and are reflected in Asset impairment in the Condensed Consolidated Statements of Operations and Comprehensive Income. Refer to Note 3. “Fair Value Measurement” for additional information on impairment charges.
Impairments of tangible long-lived store assets and ROU assets during the three months ended March 29, 2025 were primarily driven by lower than projected customer sales volume and profitability in certain stores and other entity-specific assumptions. We considered multiple factors including, but not limited to, forecasted scenarios related to store performance and the likelihood that these scenarios would be ultimately realized and the remaining useful lives of the assets.
Income Taxes
Our effective tax rate for the three months ended April 4, 2026 was 26.4%, reflecting our statutory federal and state rate of 25.1%, non-deductible compensation expense, partially offset by the discrete benefit of permanent adjustments related to equity compensation.
Our effective tax rate for the three months ended March 29, 2025 was 34.2%, reflecting our statutory federal and state rate of 25.2%, discrete effects of permanent adjustments related to equity compensation and other effects of permanent items.
Share Repurchases
Effective March 2, 2026, the Board authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company’s common stock until December 28, 2030. As of April 4, 2026, the authorization has remaining capacity of $50 million.
Investments
In the second quarter of fiscal year 2023, we completed an investment in the equity of an entity specializing in applying artificial intelligence-powered screening and diagnostic tools to retinal imaging. As of April 4, 2026, we have invested a total of $3.3 million in the equity of the entity. The investment is valued at cost. In addition, in the fourth quarter of fiscal year 2024, we completed an investment in a convertible promissory note issued by this entity. Refer to Note 3. “Fair Value Measurement” for more information on the investments in this entity. These investments are recognized in Other assets in the Condensed Consolidated Balance Sheets and in Other in the investing section of the Condensed Consolidated Statements of Cash Flows.
Adoption of Current Accounting Pronouncements
Credit Losses for Accounts Receivable and Contract Assets. In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update provides a practical expedient which allows an entity to assume that, for purposes of estimating expected credit losses related to an asset, current conditions as of a balance sheet date do not change for the remaining life of the asset. This guidance is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted this new guidance in the first quarter of 2026. The adoption of ASU 2025‑05 did not have a material impact on the Company’s allowance for credit losses or its consolidated financial statements.
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
Interim Reporting. In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). The update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The standard is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, and permits prospective or full retrospective adoption. The Company is currently evaluating the impact of the guidance on the consolidated financial statements and disclosures.
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

2. Details of Certain Balance Sheet Accounts
The following table provides a reconciliation of cash and cash equivalents reported within the Condensed Consolidated Balance sheets to the total of Cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statement of Cash Flows:

	Three Months Ended
In thousands	April 4, 2026	March 29, 2025
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$67,898	$80,024
Restricted cash included in Other assets (1)	1,693	1,823
	$69,591	$81,847
(1) Restricted cash relates to regulatory requirements associated with our FirstSight operations.

The following tables provide additional details of Inventories, net as of the dates shown below:

In thousands	As of April 4, 2026	As of January 3, 2026
Inventories, net:
Raw materials and work in process (1)	$80,658	$65,775
Finished goods	27,048	23,543
	$107,706	$89,318
(1)Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not separately present raw materials and work in process.

3. Fair Value Measurement
Recurring fair value measurements
Interest Rate Derivatives
Derivative assets and liabilities are recognized at fair value, which reflects the estimated amounts the Company would receive or pay to settle the interest rate derivatives prior to their contractual expiration dates. The fair value is based on information that is model-driven based on regression analysis and whose inputs were observable (Level 2 inputs) such as Term Secured Overnight Financing Rate (“Term SOFR”) forward rates. See Note 5. “Interest Rate Derivatives” for further details.
Convertible Promissory Note
On December 17, 2024, the Company purchased $1.3 million principal amount of a convertible promissory note issued by a private company. During fiscal year 2025, the Company purchased an additional $1.2 million in the same instrument. As of April 4, 2026, we estimated the fair value of the convertible promissory note to be $2.5 million. Refer to Note 1. “Description of Business and Basis of Presentation” for more information on the investments in this entity.
Non-recurring fair value measurements
A decrease in the estimated cash flows would lead to a lower fair value measurement, as would an increase in the discount rate. These non-recurring fair value measurements are classified as Level 3 measurements in the fair value hierarchy.
Long-lived Store and ROU Store Assets
We recognized no impairment charges during the three months ended April 4, 2026, compared to $0.5 million related to tangible long-lived store assets and Right of Use (“ROU”) assets for the three months ended March 29, 2025. The cash flows used in estimating fair value were discounted using a market rate of 10.5% during the three months ended March 29, 2025. The estimated remaining fair value of the store assets impaired during the three months ended March 29, 2025 was $0.5 million. Substantially all of the remaining fair value of the impaired store assets represents the fair value of ROU assets.

Additional fair value information
Term Loan A and Revolving Loans
Since the borrowings under first lien term loan (“Term Loan A”) and revolving credit loans (the “Revolving Loans”) utilize variable interest rate setting mechanisms such as Term SOFR, the fair values of these borrowings are deemed to approximate the carrying values. We also considered the effect of our own credit risk on the fair values of Term Loan A and Revolving Loans. Refer to Note 4. “Debt” for more information on these borrowings.

4. Debt
Our debt consists of the following:

In thousands	As of April 4, 2026	As of January 3, 2026
Term Loan A, due June 13, 2028	$234,313	$237,625
Revolving Loans, due June 13, 2028 (aggregate principal amount $300 million)	—	—
Debt before unamortized discount and issuance costs	234,313	237,625
Unamortized discount and issuance costs - Term Loan A	(1,024)	(1,137)
Debt less debt discount and issuance costs	233,289	236,488
Less current maturities	(13,250)	(13,250)
Long-term debt - noncurrent portion	220,039	223,238
Finance lease obligations	8,545	9,422
Less current maturities	(3,338)	(3,333)
Long-term debt and finance lease obligations, less current portion, discount, and issuance costs	$225,246	$229,327
Scheduled annual maturities of debt are as follows:

Fiscal Period	In thousands
2026 - remainder of fiscal year	$9,938
2027	13,250
2028	211,125
$234,313
We were in compliance with all covenants related to our debt as of April 4, 2026.
2025 Notes
During fiscal year 2025, the Company fully repaid the 2.50% convertible senior notes due on May 15, 2025 (“2025 Notes”).
We recognized the following in Interest expense, net related to the 2025 Notes:

Three Months Ended
In thousands	March 29, 2025
Contractual interest expense	$530
Amortization of issuance costs	$125

5. Interest Rate Derivatives
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
We recognized (gains) losses on the change in fair value of the interest rate swap of $(0.5) million in Other comprehensive income (loss) during the three months ended April 4, 2026. A net gain of $0.1 million was reclassified from Accumulated other comprehensive income (loss) into Interest expense, net, during the three months ended April 4, 2026.
As of April 4, 2026, the Company expects to reclassify $0.2 million of unrealized gains on the derivative, net of tax, from AOCI into earnings in the next 12 months. Cash flows related to derivatives are included in the operating section of the Condensed Consolidated Statements of Cash Flows. See Note 10. “Accumulated Other Comprehensive Income (Loss)” for further details.
Our cash flow hedge position related to derivatives designated as hedging instruments under ASC 815 is as follows:

In thousands	Balance Sheet Classification	As of April 4, 2026	As of January 3, 2026
Current portion	Prepaid Expenses and Other Current Assets	$230	$—
Non-current portion	Other Assets	29	—
Current portion	Other Payables and Accrued Expenses	—	45
Non-current portion	Other Liabilities	—	116
Total derivative liabilities or assets designated as hedging instruments		$259	$161

6. Revenue from Contracts with Customers
The majority of our revenues are recognized either at the point of sale or upon delivery and customer acceptance. We obtain consideration from our customers at the time of sale in cash, credit card, or on account with managed care payors having terms generally between 14 and 120 days, with most paying within 60 days. For sales of in-store non-prescription eyewear and related accessories, and paid eye exams, we recognize revenue at the point of sale. Our point in time revenues include: 1) retail sales of prescription and non-prescription eyewear, contact lenses and related accessories to retail customers (including those covered by managed care); and 2) eye exams. Revenues recognized over time primarily include product protection plans (i.e. warranties) and eye care club memberships.
The following disaggregation of revenues depicts our revenue based on the timing of revenue recognition:

	Three Months Ended
In thousands	April 4, 2026	March 29, 2025
Revenues recognized at a point in time	$511,346	$478,528
Revenues recognized over time	32,534	31,796
Total net revenue	$543,880	$510,324
Refer to Note 8. “Segment Reporting” for the Company’s disaggregation of net revenue. As our operating segments are aligned by similar economic factors, trends and customers, the reportable segment view best depicts how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors.
We record reductions in revenue for estimated price concessions granted to managed care providers. The Company considers its revenue from managed care customers to include variable consideration and estimates such amounts associated with managed care customer revenues using the history of concessions provided and cash receipts from managed care providers. We reduced our net revenue for variable consideration of $0.4 million and $3.2 million during the three months ended April 4, 2026 and March 29, 2025, respectively.
Unsatisfied Performance Obligations (Contract Liabilities)
During the three months ended April 4, 2026 and March 29, 2025, we recognized $23.4 million and $22.8 million, respectively, of deferred revenues outstanding at the beginning of each respective period.
Our deferred revenue balance as of April 4, 2026 and January 3, 2026 was $89.1 million and $87.1 million, respectively. Deferred revenue recorded as of April 4, 2026 is expected to be reflected in future operating results as follows:

Fiscal Year	In thousands
2026 - remainder of fiscal year	$57,077
2027	23,349
2028	8,299
2029	419
$89,144

7. Commitments and Contingencies
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

On May 23, 2024, a stockholder derivative complaint was filed by a stockholder in the Delaware Court of Chancery, purportedly on behalf of the Company (the “Derivative Action”). The Derivative Action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 thereunder, for materially false and misleading statements made between May 2021 and May 2022, and names certain of the Company’s officers, including our former Chief Executive Officer and former Chief Operating Officer, and the Company’s directors who were members of the Company’s Board of Directors during the relevant time period as defendants. The Derivative Action alleges claims for breach of fiduciary duty, unjust enrichment, and violations of the Exchange Act and seeks to recover damages on behalf of the Company. On July 24, 2024, the Company along with the named defendants, filed a motion to dismiss the complaint. On September 9, 2024, the plaintiff filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on October 31, 2024. The plaintiff filed an opposition to the motion to dismiss on December 16, 2024, and the defendants filed a reply brief on January 15, 2025. Oral argument on the motion to dismiss was held on October 28, 2025. On February 11, 2026, the court granted the motion to dismiss. An appeal was not filed during the 30-day appeal period, which expired on March 13, 2026, and the matter is now closed.
8. Segment Reporting
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
In addition to our single reportable segment, the results of our dedicated e-commerce website and FirstSight, which sells single-service health plans in connection with the operations of America’s Best operations in California, are presented in the “corporate and other” category. The Company concluded that our dedicated e-commerce website meets the criteria to be an operating segment but does not meet the quantitative thresholds for separate disclosure as a reportable segment. Further, in 2025, the Company concluded that FirstSight does not meet the criteria to be an operating segment. Its results are not separately provided to the CODM, and therefore, they are also included in the “corporate and other” category. Prior-period information has been recast to reflect the segment presentation.
The “corporate and other” category also includes corporate overhead support expenses as well certain non-cash charges, including asset impairment, stock-based compensation expense, and the impact of certain events, gains, or losses excluded from the assessment of segment performance.
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

The following table is a summary of certain financial data for our Owned & Host reportable segment, and other categories, and includes a reconciliation to the Company’s consolidated earnings before income taxes.

	Three Months Ended
	April 4, 2026	March 29, 2025
In thousands
Owned & Host revenue:
Net product sales	$432,884	$415,114
Net sales of services and plans	106,446	99,867
Total Owned & Host revenue	539,330	514,981
Less:
Owned & Host costs applicable to revenue (exclusive of depreciation and amortization)
Cost of products	122,040	113,860
Cost of services and plans	92,317	88,271
Owned & Host SG&A	187,944	188,171
Owned & Host segment EBITDA	137,029	124,679
Corporate and other	(67,485)	(67,341)
Effects of unearned and deferred revenue	(863)	(8,238)
Depreciation and amortization	(23,442)	(22,963)
Interest expense, net	(2,848)	(4,572)
Earnings before income taxes	$42,391	$21,565
The following table presents a reconciliation of revenue:

	Three Months Ended
In thousands	April 4, 2026	March 29, 2025
Revenue
Owned & Host	$539,330	$514,981
Corporate and other	4,469	5,634
Effects of unearned and deferred revenue	81	(10,291)
Total consolidated revenue	$543,880	$510,324

9. Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) calculations is as follows:

	Three Months Ended
In thousands, except per share amounts	April 4, 2026	March 29, 2025
Numerator:
Net income	$31,181	$14,186

Denominator:
Weighted average shares outstanding, Basic	79,655	78,858
Dilutive effect of share-based awards (1)	1,837	401
Weighted average shares outstanding, Diluted	81,492	79,259

Earnings per share:
Basic	$0.39	$0.18
Diluted	$0.38	$0.18

Anti-dilutive securities excluded from diluted weighted average common shares	486	1,402
(1) Represents the dilutive impact of RSUs, PSUs and stock options
10. Accumulated Other Comprehensive Income (Loss)
Changes in the fair value of the Company’s cash flow hedge derivative instruments from their inception are recorded in Accumulated other comprehensive income (loss) if the instruments are deemed to be highly effective as cash flow hedges. The following table presents the changes in Accumulated other comprehensive income (loss), net of tax.

Three Months Ended
In thousands	April 4, 2026
Cash flow hedging activity:
Balance at beginning of period	$(121)
Other comprehensive income (loss) before reclassification	484
Tax effect of other comprehensive income (loss) before reclassification	(121)
Amount reclassified from AOCI (AOCL) into interest expense	(64)
Tax effect of amount reclassified from AOCI (AOCL) into interest expense	16
Net current period other comprehensive income (loss), net of tax	315
Balance at end of period	$194
See Note 5. “Interest Rate Derivatives” for a description of the Company’s use of cash flow hedging derivatives.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q (this “Form 10-Q”) and the audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2026 (the “2025 Annual Report on Form 10-K.”) This discussion contains forward-looking statements that reflect our plans, estimates and beliefs as of the date hereof and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of the 2025 Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Form 10-Q.
Overview
We are one of the largest optical retailers in the U.S. and a leader in the value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best. Our mission is to make quality eye care and eyewear more affordable and accessible. We achieve this by providing eye exams, eyeglasses and contact lenses to consumers across the nation. Our range of quality product offerings at multiple price points makes us an attractive destination for consumers of all income levels. As of April 4, 2026, we reach our customers through a diverse portfolio of 1,274 retail stores across four brands, our associated omni-channel consumer websites and our dedicated e-commerce consumer website.
Brand and Segment Information
As of April 4, 2026, our operations consisted of one reportable segment.
•Owned & Host - As of April 4, 2026, our owned brands consisted of 1,062 America’s Best Contacts and Eyeglasses (“America’s Best”) retail stores and 122 Eyeglass World retail stores. Our Host brands consisted of 72 Vista Optical locations on select military bases and 18 Vista Optical locations within select Fred Meyer stores as of April 4, 2026. All brands utilize our centralized laboratories. This segment also includes sales from our America’s Best, Eyeglass World, and Military omni-channel websites.
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
•Effects of unearned and deferred revenue — Reportable segment information is presented on the same basis as our condensed consolidated financial statements, except reportable segment revenues and associated costs applicable to revenue which exclude the effects of unearned and deferred revenue, consistent with what our chief operating decision maker (“CODM”) regularly reviews. We present the effects of unearned and deferred revenues separately from our reportable segment information. See Note 8. “Segment Reporting” in our condensed consolidated financial statements. Deferred revenue represents the timing difference between the point of sale and when services related to product protection plans and eye care club memberships are performed. Increases or decreases in deferred revenue during the reporting period represent cash collections in excess of, or below the recognition of, previous deferrals. Unearned revenue represents the timing difference between the point of sale transaction and delivery/customer acceptance, and includes sales of prescription eyewear during approximately the last two weeks of the reporting period.

Trends and Other Factors Affecting Our Business
We continue to focus on the rapid modernization of our business in the context of contemporary consumer needs and wants. Our strategy is focused around creating a more joyful consumer experience with refreshed merchandising, updated marketing and brand assets, new in-store technologies to support the customer journey, and an updated pricing architecture, all of which allow us to better serve our existing customers and expand our target consumer demographics. These consumer-facing strategies are paired with an increased focus on cost optimization and operating margin expansion, all of which are intended to drive the outcome of a stronger core business and improved operating results.
The overall economic environment continues to be uncertain and macroeconomic factors that may affect customer spending patterns, and thereby our results of operations, include trade restrictions such as sanctions, tariffs, reciprocal and retaliatory tariffs, and other tariff-related measures; inflation; employment rates; business conditions; changes in the housing market; the availability of credit; interest rates; tax rates and policies; fuel and energy costs; and overall consumer confidence in future economic conditions, as well as global political, socio-economic, cultural, and geopolitical uncertainty. The effects of the current macroeconomic environment and geopolitical uncertainty have resulted in reduced customer demand and have caused shifts in consumer behaviors and preferences, which impact the demand for our products and which are expected to continue. As a result, the predictability of recurring purchase behavior for the future remains uncertain, primarily for the cash pay consumer.
The United States has made changes to U.S. trade policy, including increasing tariffs on imports, in some cases significantly, and potentially negotiating or terminating existing trade agreements. For example, on April 2, 2025, the United States announced a new universal baseline tariff of 10%, plus an additional country-specific tariff for select trading partners, on all U.S. imports pursuant to the International Emergency Economic Powers Act (“IEEPA”). Additionally, on September 24, 2025, the U.S. Department of Commerce Bureau of Industry and Security announced the initiation of an investigation into the effects on U.S. national security of imports of personal protective equipment, medical consumables, and medical equipment, including devices, which could result in the imposition of tariffs or other import restrictions. On February 20, 2026, the U.S. Supreme Court declared that tariffs imposed under the IEEPA on April 2, 2025 (and the subsequent modifications) were invalid as they exceeded the President’s authority. Subsequently, the Administration announced a 10% temporary tariff on U.S. imports pursuant to Section 122 of the Trade Act of 1974, effective February 24, 2026. Such tariffs will remain for 150 days until July 24, 2026 (unless extended by Congress) and are being challenged in court. In March 2026, the Office of the United States Trade Representative launched two sets of investigations, targeting forced labor compliance practices of 60 countries/regions and excess manufacturing capacity of 16 countries/regions. These ongoing investigations may result in additional tariffs being imposed on imports from these trading partners. Further, the United States-Mexico-Canada Agreement (“USMCA”), the free trade agreement among the U.S., Canada and Mexico, is undergoing a joint review in 2026. These actions, and retaliatory tariffs imposed by other countries on U.S. exports, have led to significant volatility and uncertainty in global markets, which is continuing. Additionally, the U.S. government has announced and rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. Less than 10% of our costs applicable to revenue are directly subject to tariffs on products from China. In Mexico, where our exposure relates to our outsourcing relationship with our third-party laboratory, we have mitigation plans in place, and we estimate that less than 1% of our costs applicable to revenue are subject to tariffs in Mexico. We are continuing to evaluate these developments, including resulting impacts on our supply chain, commodity costs, and consumer spending, and our ability to offset a portion of these costs to mitigate the impact on our business, consolidated results of operations, and financial condition.
Inflation has resulted in increased costs and greater profitability pressure. We have experienced wage rate pressure and increases in raw materials prices, which we expect to continue. Inflationary pressures, including elevated wages, reduced consumer confidence and changing preferences, and increased raw material costs could impact our profitability and lead us to attempt to offset such increases through various pricing actions. We have historically employed a simple low price/high value strategy seeking to balance our pricing and growth in a way that consistently delivers savings to our customers. We are continuing this commitment to value, while at the same time modernizing our pricing strategy to maximize that value across a broader range of consumers. We have taken and may continue to take pricing actions and introduce limited-time promotions or new offers designed to increase demand traffic, awareness and drive sales. In fiscal 2025, we implemented price increases to each of our America’s Best and Eyeglass World opening offers and continued to evolve our product mix to include a greater percentage of frames at price points over $99. We believe that these changes will enable us to continue to offer the best possible value and service to our customers at prices that allow us to maintain our brands’ strong value propositions in the marketplace. Several factors may impact the level of success of such actions and promotions, including consumer sentiment, macroeconomic conditions and marketing effectiveness, and as a result, if they do not meet our expectations, they could negatively impact our margins and profitability.
Additionally, our ability to continue to attract and retain qualified vision care professionals impacts exam capacity and our operations. We believe factors such as an increasingly challenging recruiting market (in particular for new graduates), preferences for adjusted work schedules, and the demand for optometrists exceeding supply in certain areas caused constraints in vision care professional availability, and therefore exam capacity in recent years, which may continue. As a result, recruiting and retaining optometrists has become more challenging and the costs to employ or retain optometrists have increased and may increase further, potentially materially. Further, a limited number of professional corporations or similar entities provide for the vision care services at a number of our retail locations, exposing us to some concentration risk. A material change in our relationship with vision care professionals, whether resulting from constraints in exam capacity, a dispute with an eye care practitioner or a group of eye care practitioners controlling multiple practice locations, a government or regulatory authority challenging our operating structure or our relationship with vision care professionals, or other changes to applicable laws or regulations (or interpretations of the same), or the loss of these relationships, could impair our ability to provide services to our customers, cause our customers to go elsewhere for their optical needs, or result in legal sanctions against us. From time to time, we may elect to make strategic changes to our doctor model or otherwise make changes to our relationships with one or more of these practices, which could also lead to any of these risks. We believe remote medicine not only helps provide more access to eye care for patients, but also helps address constraints in exam capacity.
We anticipate continuing the investment in remote medicine, including hybrid remote, whereby optometrists in one store are able to see patients remotely in another store, adding select locations where feasible and advantageous and depending on the state-by-state regulatory environment. While the remote medicine and EHR platforms have increased exam capacity, revenue and profitability, we have experienced higher costs applicable to revenue as a percentage of revenue, when compared with in-store exams.
In the beginning of the second quarter, we made an important strategic move to re-platform AmericasBest.com. This is a key step in our unified commerce journey to strengthen our digital foundation, improve the customer experience, and, over time, better connect our online and store experiences. A re-platforming of this scale resets parts of the digital storefront and traffic was disrupted as search and social optimization resets. We are managing the transition anchored in data, clear operating focus, discipline and a healthy sense of urgency. We are seeing sequential improvement as the second quarter progresses; however, if remediation measures take longer than anticipated to fully materialize, we could continue to experience impacts to traffic and, as a result, our financial performance.
Historically, our business has experienced seasonality in the first half of the year that we believe is primarily attributable to health insurance start/reset periods and predictable consumer propensity to seek eye care and eyewear.
Refer to Part I, Item 1A. “Risk Factors” in the Company’s 2025 Annual Report on Form 10-K for a more complete discussion of the risks we face.
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
New Store Openings
The total number of new stores per year and the timing of store openings has had an impact, and we expect will continue to have an impact, on our results. We plan to open approximately 30 to 35 new stores in fiscal year 2026, primarily comprised of America’s Best stores and not inclusive of the addition of 20 Military stores in April 2026, to allow us to invest capital in existing operations to enhance the overall store experience. We are continuing to monitor and determine our plans for future new store openings at a level appropriate for incremental free cash flow generation.

Adjusted Comparable Store Sales Growth
We measure Adjusted Comparable Store Sales Growth as the increase or decrease in sales recorded by the comparable store base in any reporting period, compared to sales recorded by the comparable store base in the prior reporting period, which we calculate as follows: (i) sales are recorded at the point of sale; (ii) sales are adjusted for managed care insurance collection estimates; (iii) stores are added to the calculation during the 13th full fiscal month following the store’s opening; (iv) closed stores are removed from the calculation for time periods that are not comparable; (v) sales from partial months of operation are excluded when stores do not open or close on the first day of the month; and (vi) when applicable, we adjust for the effect of the 53rd week; (vii) in fiscal years following a 53-week fiscal year, there is a one week calendar shift to the comparable prior-year period. For the calculation of the adjusted comparable store sales growth in the first quarter of 2026, we compared weeks 1 through 13 in fiscal 2026 against weeks 2 through 14 in fiscal 2025. Quarterly, year-to-date and annual adjusted comparable store sales are aggregated using only sales from all whole months of operation included in both the current reporting period and the prior reporting period. When a partial month is excluded from the calculation, the corresponding month in the subsequent period is also excluded from the calculation. There may be variations in the way in which some of our competitors and other retailers calculate comparable store sales. As a result, our adjusted comparable store sales may not be comparable to similar data made available by other retailers.
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
Adjusted Operating Income, Adjusted Operating Margin, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Diluted EPS (collectively, the “Company Non-GAAP Measures”)
The Company Non-GAAP Measures are key measures used by management to assess our financial performance. The Company Non-GAAP Measures are also frequently used by analysts, investors and other interested parties. We use the Company Non-GAAP Measures to supplement U.S. GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation and to compare our performance against that of other peer companies using similar measures. See “Non-GAAP Financial Measures” below for definitions and reconciliations of the Company Non-GAAP Measures and for additional information.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net revenue.

	Three Months Ended
In thousands, except earnings per share, percentage and store data	April 4, 2026	March 29, 2025
Revenue:
Net product sales	$439,500	$412,765
Net sales of services and plans	104,380	97,559
Total net revenue	543,880	510,324
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	126,817	116,914
Services and plans	92,319	88,276
Total costs applicable to revenue	219,136	205,190
Operating expenses:
Selling, general and administrative expenses	256,092	255,532
Depreciation and amortization	23,442	22,963
Asset impairment	—	502
Other expense (income), net	(29)	—
Total operating expenses	279,505	278,997
Income from operations	45,239	26,137
Interest expense, net	2,848	4,572
Earnings before income taxes	42,391	21,565
Income tax provision	11,210	7,379
Net income	$31,181	$14,186

Supplemental operating data:
Number of stores open at end of period	1,274	1,237
New stores opened during the period	8	9
Adjusted Operating Income	$55,460	$41,275
Diluted EPS	$0.38	$0.18
Adjusted Diluted EPS	$0.45	$0.34
Adjusted EBITDA	$78,733	$64,069

Percentage of net revenue:
Total costs applicable to revenue	40.3%	40.2%
Selling, general and administrative expenses	47.1%	50.1%
Total operating expenses	51.4%	54.7%
Income from operations	5.7%	2.8%
Adjusted Operating Income	10.2%	8.1%
Adjusted EBITDA	14.5%	12.6%

Three Months Ended April 4, 2026 compared to Three Months Ended March 29, 2025
Unless otherwise noted, the discussion below is based on results, substantially all of which are, attributable to our single reportable segment, Owned & Host.
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for the three months ended April 4, 2026 compared to the three months ended March 29, 2025.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(1)(2)
In thousands, except percentage and store data	Three Months Ended April 4, 2026	Three Months Ended March 29, 2025	April 4, 2026	March 29, 2025	Three Months Ended April 4, 2026		Three Months Ended March 29, 2025
Owned & Host segment
America’s Best	4.4%	5.9%	1,062	1,042	$475,893	87.5%	$453,731	88.9%
Eyeglass World	5.2%	3.1%	122	122	54,697	10.1%	52,486	10.3%
Military	2.2%	1.7%	72	53	6,445	1.2%	6,166	1.2%
Fred Meyer	4.7%	1.6%	18	20	2,295	0.4%	2,598	0.5%
Owned & Host segment total			1,274	1,237	$539,330	99.2%	$514,981	100.9%
Corporate and Other	—	—	—	—	4,469	0.7%	5,634	1.1%
Effects of unearned and deferred revenue	—	—	—	—	81	0.1%	(10,291)	(2.0)%
Total	4.4%	4.1%	1,274	1,237	$543,880	100.0%	$510,324	100.0%
Effect of deferred and unearned revenue on comparable store sales	0.1%	1.4%
Adjusted Comparable Store Sales Growth	4.5%	5.5%

(1) We calculate total comparable store sales based on consolidated net revenue excluding the impact of (i) Corporate and other revenue, (ii) sales from stores opened less than 13 months, (iii) stores closed in the periods presented, (iv) sales from partial months of operation when stores do not open or close on the first day of the month and (v) if applicable, the impact of a 53rd week in a fiscal year (vi) in fiscal years following a 53-week fiscal year, there is a one week calendar shift to the comparable prior-year period. For the calculation of the adjusted comparable store sales growth in the first quarter of 2026, we compared weeks 1 through 13 in fiscal 2026 against weeks 2 through 14 in fiscal 2025. Brand-level comparable store sales growth is calculated based on point-of-sale revenues consistent with what the CODM reviews, and consistent with reportable segment revenues presented in Note 8. “Segment Reporting” in our unaudited condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q.
(2) Percentages reflect line item as a percentage of net revenue, adjusted for rounding.

Total net revenue of $543.9 million for the three months ended April 4, 2026 increased $33.6 million, or 6.6%, from $510.3 million for the three months ended March 29, 2025. The increase was primarily driven by Adjusted Comparable Store Sales Growth and the timing of unearned revenue. Unearned and deferred revenue positively impacted net revenue by $10.4 million during the three months ended April 4, 2026 compared to the three months ended March 29, 2025.
Comparable store sales growth and Adjusted Comparable Store Sales Growth for the three months ended April 4, 2026 were 4.4% and 4.5%, respectively, both reflecting a higher average ticket and continued strength in the Company’s managed care cohort, partially offset by lower customer traffic.
During fiscal 2025, the Company entered into an amendment to its agreement with Army and Air Force Exchange Service (AAFES), extending the term of the agreement through January 2036. Subsequently, in February 2026, the Company and AAFES entered into an additional amendment providing for the operation by the Company of an additional 20 military stores located on AAFES bases, expanding the Company’s presence in two additional states. In the three months ended April 4, 2026, and in connection with this expansion, the Company purchased from U.S. Vision Corp. certain assets used in connection with the operation of those 20 additional military stores. Additionally, we opened 8 new America’s Best stores and closed three America’s Best stores and one Military store. Overall, store count grew 3.0% from March 29, 2025 to April 4, 2026 (20 net new America’s Best stores, 19 net new Military stores, and two net closures of Fred Meyer stores).

	Three Months Ended
(in thousands)	April 4, 2026	March 29, 2025	$ Change	% Change
Total net revenue	$543,880	$510,324	$33,556	6.6%
Net product sales	$439,500	$412,765	$26,735	6.5%
As a percentage of total net revenue	80.8%	80.9%
Net sales of services and plans	$104,380	$97,559	$6,821	7.0%
As a percentage of total net revenue	19.2%	19.1%
Net product sales increased $26.7 million, or 6.5%, in the three months ended April 4, 2026 compared to the three months ended March 29, 2025, primarily due to pricing and product mix initiatives in eyeglass sales of $20.4 million and contact lens sales of $7.0 million.
Net sales of services and plans for the three months ended April 4, 2026 increased $6.8 million, or 7.0%, compared to the three months ended March 29, 2025, driven primarily by higher exam revenues of $5.6 million, or 8.4%.

	Three Months Ended
(in thousands)	April 4, 2026	March 29, 2025	$ Change	% Change
Total costs applicable to revenue	$219,136	$205,190	$13,946	6.8%
As a percentage of total net revenue	40.3%	40.2%
Total costs of products	$126,817	$116,914	$9,903	8.5%
As a percentage of net product sales	28.9%	28.3%
Total costs of services and plans	$92,319	$88,276	$4,043	4.6%
As a percentage of net sales of services and plans	88.4%	90.5%
Costs applicable to revenue
Costs applicable to revenue increased $13.9 million, or 6.8%, in the three months ended April 4, 2026 compared to the three months ended March 29, 2025. As a percentage of net revenue, costs applicable to revenue increased 10 basis points and were primarily driven by lower eyeglass margin of 60 basis points impacted by product mix, partially offset by successful pricing initiatives, leveraging of optometrist-related costs of 30 basis points and higher exam revenue of 20 basis points.
Costs of products as a percentage of net product sales increased 60 basis points, primarily driven by lower eyeglass margin impacted by product mix, partially offset by successful pricing initiatives.
Costs of services and plans as a percentage of net sales of services and plans decreased 210 basis points, primarily driven by leverage of optometrist-related costs and higher exam revenue.
Selling, general and administrative

	Three Months Ended
(in thousands)	April 4, 2026	March 29, 2025	$ Change	% Change
SG&A	$256,092	$255,532	$560	0.2%
As a percentage of total revenue	47.1%	50.1%
SG&A increased $0.6 million, or 0.2%, in three months ended April 4, 2026 compared to the three months ended March 29, 2025. SG&A as a percentage of net revenue decreased 300 basis points primarily impacted by lower payroll expense of 220 basis points and lower advertising expense of 70 basis points.
Depreciation and amortization
Depreciation and amortization expense of $23.4 million for the three months ended April 4, 2026 increased $0.5 million, or 2.1%, from $23.0 million for the three months ended March 29, 2025, primarily related to our existing stores and retail support centers, partially offset by fewer new store openings.
Asset impairment
We recognized no impairment charges during the three months ended April 4, 2026. We recognized $0.5 million of impairment charges during the three months ended March 29, 2025, primarily for tangible long-lived assets and ROU assets associated with our retail stores. Asset impairment expenses were recognized in Corporate and other. See Note 1. “Description of Business and Basis of Presentation” and Note 3. “Fair Value Measurement” for further details.
Interest expense, net
Interest expense, net was $2.8 million for the three months ended April 4, 2026, compared with $4.6 million for the three months ended March 29, 2025. The change was primarily a result of lower interest expense of $1.2 million resulting from lower outstanding debt and higher interest income of $0.4 million.
Income tax provision
Our effective tax rates for the three months ended April 4, 2026 and March 29, 2025 were 26.4% and 34.2%, respectively. The change in effective tax rates is primarily driven by the discrete benefit of permanent adjustments related to stock-based compensation, partially offset by non-deductible compensation.
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
We define Adjusted Diluted EPS as diluted earnings (loss) per share, adjusted for the per share impact of stock-based compensation expense, (gain) loss on extinguishment of debt, asset impairment, litigation settlement, secondary offering expenses, management realignment expenses, long-term incentive plan expenses, amortization of debt discounts and deferred financing costs of our term loan borrowings, amortization of the conversion feature and deferred financing costs related to our 2.50% convertible senior notes due on May 15, 2025 (”2025 Notes”) when not required under U.S. GAAP to be added back for diluted earnings (loss) per share, derivative fair value adjustments, ERP and CRM implementation expenses, shareholder activism, severance and associate-related costs associated with restructuring, and certain other expenses, less the tax effect of these adjustments, including tax expense (benefit) from stock-based compensation.
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
The following table reconciles our Adjusted Operating Income, Adjusted Operating Margin, EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to net income; and Adjusted Diluted EPS to diluted EPS for the periods presented:

	Three Months Ended
In thousands	April 4, 2026		March 29, 2025
Net income	$31,181	5.7%	$14,186	2.8%
Interest expense, net	2,848	0.5%	4,572	0.9%
Income tax provision	11,210	2.1%	7,379	1.4%
Stock-based compensation expense (a)	7,022	1.3%	7,029	1.4%
Asset impairment (b)	—	—%	502	0.1%
Amortization of acquisition intangibles (c)	169	—%	169	—%
ERP and CRM implementation expenses (d)	372	0.1%	2,315	0.5%
Other (e)	2,658	0.5%	5,123	1.0%
Adjusted Operating Income / Adjusted Operating Margin	$55,460	10.2%	$41,275	8.1%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding. Some of the percentage totals in the table above do not foot due to rounding differences.

	Three Months Ended
In thousands	April 4, 2026		March 29, 2025
Net income	$31,181	5.7%	$14,186	2.8%
Interest expense, net	2,848	0.5%	4,572	0.9%
Income tax provision	11,210	2.1%	7,379	1.4%
Depreciation and amortization	23,442	4.3%	22,963	4.5%
EBITDA	68,681	12.6%	49,100	9.6%

Stock-based compensation expense (a)	7,022	1.3%	7,029	1.4%
Asset impairment (b)	—	—%	502	0.1%
ERP and CRM implementation expenses (d)	372	0.1%	2,315	0.5%
Other (e)	2,658	0.5%	5,123	1.0%
Adjusted EBITDA / Adjusted EBITDA Margin	$78,733	14.5%	$64,069	12.6%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding. Some of the percentage totals in the table above may not foot due to rounding differences.

	Three Months Ended
In thousands, except per share amounts	April 4, 2026	March 29, 2025
Diluted EPS	$0.38	$0.18
Stock-based compensation expense (a)	0.09	0.09
Asset impairment (b)	—	0.01
ERP and CRM implementation expenses (d)	—	0.03
Other (e)	0.04	0.06
Tax effects (f)	(0.06)	(0.03)
Adjusted Diluted EPS	$0.45	$0.34

Weighted average diluted shares outstanding	81,492	79,259
(a)Non-cash charges related to stock-based compensation programs, which may vary from period to period depending on the timing of awards and performance vesting conditions.
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
(d)Costs related to the Company’s ERP and CRM implementation.
(e)Other adjustments include amounts that management believes are not representative of our operating performance (amounts in brackets represent reductions in Adjusted Operating Income, Adjusted Diluted EPS and Adjusted EBITDA), which are primarily related to shareholder activism costs of $2.1 million for the three months ended March 29, 2025, severance and associate-related costs associated with organizational restructuring of $2.1 million and $2.1 million for the three months ended April 4, 2026 and March 29, 2025, respectively, and other expenses and adjustments.
(f)Represents the income tax effect of the total adjustments at our combined statutory federal and state income tax rates, including tax expense (benefit) from stock-based compensation.
Liquidity and Capital Resources
Our primary cash needs are for inventory, payroll, store rent, advertising, capital expenditures associated with new stores and updating existing stores, as well as information and remote medicine technology and infrastructure, including our corporate office, distribution centers, and laboratories. When appropriate, the Company may utilize excess liquidity towards debt service requirements, including voluntary debt prepayments, or required interest and principal payments, if any, as well as repurchases of common stock or other securities, based on excess cash flows. The most significant components of our operating assets and liabilities are inventories, accounts receivable, prepaid expenses and other assets, accounts payable, deferred and unearned revenue and other payables and accrued expenses. We exercise prudence in our use of cash and closely monitor various items related to cash flow including, but not limited to, cash receipts, cash disbursements, payment terms and alternative sources of funding. We continue to be focused on these items in addition to other key measures we use to determine how our consolidated business and operating segments are performing. We believe that cash on hand, cash expected to be generated from operations and the availability of borrowings under our revolving credit loans in an aggregate principal amount of $300.0 million (the “Revolving Loans”) will be sufficient to fund our working capital requirements, liquidity obligations, anticipated capital expenditures, and payments due under our existing debt for the next 12 months and thereafter for the foreseeable future. Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the prepayment, refinancing or issuance of debt, issuance of equity or other securities, the proceeds of which could provide additional liquidity for our operations, modifications to our $234.3 million outstanding principal first lien term loan (“Term Loan A”) where possible, or entry into interest rate derivative agreements to moderate our exposure to fluctuations in interest rates underlying our variable rate debt.
Our ability to maintain sufficient liquidity may be affected by a number of factors, many of which are outside of our control. We primarily fund our working capital needs using cash provided by operations. Our working capital requirements for inventory will increase as we continue to open additional stores.
As of April 4, 2026, we had $67.9 million in cash and cash equivalents, and $293.3 million of remaining availability under our Revolving Loans, net of $6.7 million in outstanding letters of credit.
As of April 4, 2026, we had $234.3 million of Term Loan A outstanding under our credit agreement. We were in compliance with all covenants related to our debt as of April 4, 2026.
During the fourth quarter of 2025, we entered into an interest rate swap with a notional amount of $100.0 million to mitigate the variability of cash flows associated with these interest payments. See Note 5. “Interest Rate Derivatives” for additional information.
The following table summarizes cash flows provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended
In thousands	April 4, 2026	March 29, 2025
Cash flows provided by (used for):
Operating activities	$61,705	$32,239
Investing activities	(18,272)	(20,225)
Financing activities	(14,144)	(5,404)
Net change in cash, cash equivalents and restricted cash	$29,289	$6,610
Net Cash Provided by Operating Activities
Cash flows provided by operating activities increased by $29.5 million in the three months ended April 4, 2026 compared to the three months ended March 29, 2025 as a result of an increase in net income of $17.0 million, an increase in non-cash adjustments of $11.3 million, and changes in net working capital and other assets and liabilities of $1.2 million.
Cash flow related to changes in working capital were positively impacted by the timing of vendor payments and accounts receivable, partially offset by increased inventory levels and the timing of unearned and deferred revenue.
Net Cash Used for Investing Activities
Net cash used for investing activities decreased by $2.0 million in the three months ended April 4, 2026 compared to the three months ended March 29, 2025. The year-over-year decrease was primarily due to decreased investments in information technology assets, partially offset by investments in our retail support centers.
Net Cash Used For Financing Activities
Net cash used for financing activities increased by $8.7 million in the three months ended April 4, 2026 compared to the three months ended March 29, 2025, primarily due to increased purchases of treasury stock to cover employee tax withholdings associated with stock-based compensation.
There were no material changes outside the ordinary course of business in our material cash requirements and commercial commitments from those reported in the 2025 Annual Report on Form 10-K.
We follow U.S. GAAP in making the determination as to whether to record an asset or liability related to our arrangements with third parties. Consistent with current accounting guidance, we do not record an asset or liability associated with long-term purchase, marketing and promotional commitments, or commitments to philanthropic endeavors. We have disclosed the amount of future commitments associated with these items in the 2025 Annual Report on Form 10-K. We are not a party to any other material off-balance sheet arrangements.
Share Repurchase Authority

Effective March 2, 2026, the Board authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company’s common stock until December 28, 2030. As of April 4, 2026, the authorization has remaining capacity of $50 million. The authorization permits the Company to make purchases of its common stock from time to time in the open market or privately negotiated transactions, and pursuant to pre-set trading plans meeting the requirements of all applicable securities laws and regulations. The timing and amounts of any such repurchases will depend on a variety of factors, including the market price of the Company’s shares, general market and economic conditions, legal requirements and tax implications. The Company expects to fund the share repurchases using cash on hand.
Critical Accounting Policies and Estimates
Management has evaluated the accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the 2025 Annual Report on Form 10-K, in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the 2025 Annual Report on Form 10-K.
Adoption of New Accounting Pronouncements
There have been no material changes due to recently issued or adopted accounting standards since those disclosed in our 2025 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
A significant portion of our debt bears interest at variable rates. If market interest rates increase, the interest rate on our variable rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. In December 2025, we entered into an interest rate swap agreement to help manage interest rate exposure by economically converting a portion of our variable-rate debt to fixed-rate debt. Our interest rate swap is intended to mitigate some of the effects of increases in interest rates. See Note 5. “Interest Rate Derivatives” to our condensed consolidated financial statements for more information on our interest rate swap.
As of April 4, 2026, our total borrowing consisted of $234.3 million of term loan borrowings subject to variable interest rates with a weighted average borrowing rate of 5.5%. An increase to market rates of 1.0% would result in approximately $1.0 million impact to annual interest expense. For more information about quantitative and qualitative disclosures about market risk, please see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in Part II. of the 2025 Annual Report on Form 10-K.

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
In accordance with Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 4, 2026. Based on that evaluation, the CEO and the CFO have concluded that the Company’s current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic filings with the SEC is made known to them in a timely manner.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal year 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 7. “Commitments and Contingencies” in our condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q for information regarding certain legal proceedings in which we are involved, which discussion is incorporated herein by reference.
Item 1A. Risk Factors.
For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed in Part I. Item 1A. “Risk Factors” in our 2025 Annual Report on Form 10-K. There have been no material changes to the risk factors described in our 2025 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(c) During the three months ended April 4, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.
Exhibit Index

Exhibit No.	Exhibit Description
3.1	Third Amended and Restated Certificate of Incorporation of National Vision Holdings, Inc. - incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 10, 2021.
3.2	Fourth Amended and Restated Bylaws of National Vision Holdings, Inc. - incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 12, 2023.
10.1†	Form of Performance Stock Unit Agreement under the 2017 Omnibus Incentive Plan, as adopted March 17, 2026.
10.2†	Form of Restricted Stock Unit Agreement under the 2017 Omnibus Incentive Plan, as adopted February 28, 2026.
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments).
(†)    Identifies exhibits that consist of a management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Vision Holdings, Inc.

Dated: May 14, 2026	By:	/s/ Alex Wilkes
Alex Wilkes
Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2026	By:	/s/ Christopher Laden
Christopher Laden
Chief Financial Officer
(Principal Financial and Accounting Officer)