Form 10-Q
period 2026-07-04
National Vision Holdings, Inc.
filed 2026-08-13
CIK 1710155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2026
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number 001-38257
_______________________________________________________________________
National Vision Holdings, Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________________________________

Delaware	46-4841717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6000 Avalon Boulevard
Suite 6240	30009
Alpharetta, Georgia	(Zip Code)
(Address of principal executive offices)
(770) 822‑3600
(Registrant’s telephone number, including area code)
2435 Commerce Ave Building 2200 Duluth, Georgia 30096
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2026
Common stock, $0.01 par value	79,069,313

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

In thousands, except share data	As of July 4, 2026	As of January 3, 2026
ASSETS
Current assets:
Cash and cash equivalents	$35,998	$38,708
Accounts receivable, net	34,897	57,322
Inventories, net	122,592	89,318
Prepaid expenses and other current assets	33,398	40,374
Total current assets	226,885	225,722

Noncurrent assets:
Property and equipment, net	336,832	344,619
Goodwill	700,976	700,642
Trademarks and trade names	240,547	240,547
Other intangible assets, net	7,216	7,554
Right of use assets	404,015	394,896
Other assets	67,022	69,698
Total noncurrent assets	1,756,608	1,757,956
Total assets	$1,983,493	$1,983,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,726	$78,999
Other payables and accrued expenses	91,119	109,674
Unearned revenue	39,408	52,279
Deferred revenue	65,176	64,560
Current maturities of long-term debt and finance lease obligations	16,447	16,583
Current operating lease obligations	94,150	90,313
Total current liabilities	383,026	412,408

Noncurrent liabilities:
Long-term debt and finance lease obligations, less current portion and debt discount	221,292	229,327
Noncurrent operating lease obligations	365,121	358,377
Deferred revenue	22,639	22,517
Other liabilities	8,920	8,944
Deferred income taxes, net	85,499	82,572
Total noncurrent liabilities	703,471	701,737
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 87,474,699 and 86,278,538 shares issued as of July 4, 2026 and January 3, 2026, respectively; 79,058,038 and 79,416,050 shares outstanding as of July 4, 2026 and January 3, 2026, respectively	874	862
Additional paid-in capital	848,147	834,000
Accumulated other comprehensive income (loss)	323	(121)
Retained earnings	299,314	255,717
Treasury stock, at cost; 8,416,661 and 6,862,488 shares as of July 4, 2026 and January 3, 2026, respectively	(251,662)	(220,925)
Total stockholders’ equity	896,996	869,533
Total liabilities and stockholders’ equity	$1,983,493	$1,983,678
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
In thousands, except per share amounts	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Revenue:
Net product sales	$403,135	$394,589	$842,635	$807,354
Net sales of services and plans	95,670	91,834	200,050	189,393
Total net revenue	498,805	486,423	1,042,685	996,747
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	118,574	114,686	245,391	231,600
Services and plans	89,798	85,685	182,117	173,961
Total costs applicable to revenue	208,372	200,371	427,508	405,561
Operating expenses:
Selling, general and administrative expenses	243,432	247,167	499,524	502,699
Depreciation and amortization	23,221	22,536	46,663	45,499
Asset impairment	2,506	—	2,506	502
Other income, net	(28)	(100)	(57)	(100)
Total operating expenses	269,131	269,603	548,636	548,600
Income from operations	21,302	16,449	66,541	42,586
Interest expense, net	3,337	4,210	6,185	8,782
Earnings before income taxes	17,965	12,239	60,356	33,804
Income tax provision	5,549	3,514	16,759	10,893
Net income	$12,416	$8,725	$43,597	$22,911

Earnings per share:
Basic	$0.16	$0.11	$0.55	$0.29
Diluted	$0.15	$0.11	$0.54	$0.29

Weighted average shares outstanding:
Basic	79,547	79,079	79,601	78,968
Diluted	80,597	80,057	81,045	79,658

Comprehensive income:
Net income	$12,416	$8,725	$43,597	$22,911
Unrealized gain on hedge instruments	173	—	593	—
Tax provision of unrealized gain on hedge instruments	44	—	149	—
Comprehensive income	$12,545	$8,725	$44,041	$22,911
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three and Six Months Ended July 4, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
In thousands	Shares	Amount
Balances at January 3, 2026	79,416	$862	$834,000	$(121)	$255,717	$(220,925)	$869,533
Issuance of common stock (1)	1,088	11	490	—	—	—	501
Stock-based compensation	—	—	6,995	—	—	—	6,995
Purchase of treasury stock	(389)	—	—	—	—	(10,519)	(10,519)
Unrealized gain on hedge instruments, net of tax	—	—	—	315	—	—	315
Net income	—	—	—	—	31,181	—	31,181
Balances at April 4, 2026	80,115	$873	$841,485	$194	$286,898	$(231,444)	$898,006
Issuance of common stock (1)	107	1	319	—	—	—	320
Stock-based compensation	—	—	6,343	—	—	—	6,343
Purchase of treasury stock	(1,164)	—	—	—	—	(20,218)	(20,218)
Unrealized gain on hedge instruments, net of tax		—	—	129	—	—	129
Net income	—	—	—	—	12,416	—	12,416
Balances at July 4, 2026	79,058	$874	$848,147	$323	$299,314	$(251,662)	$896,996
(1) Consists primarily of the vesting of shares issued under the Company’s stock incentive plans and Associate Share Purchase Plan.

	Three and Six Months Ended June 28, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
In thousands	Shares	Amount
Balances at December 28, 2024	78,775	$854	$807,048	$—	$226,117	$(217,686)	$816,333
Issuance of common stock (1)	403	4	261	—	—	—	265
Stock-based compensation	—	—	7,000	—	—	—	7,000
Purchase of treasury stock	(128)	—	—	—	—	(1,624)	(1,624)
Unrealized gain on hedge instruments, net of tax	—	—	—	—	—	—	—
Net income	—	—	—	—	14,186	—	14,186
Balances at March 29, 2025	79,050	$858	$814,309	$—	$240,303	$(219,310)	$836,160
Issuance of common stock (1)	130	1	470	—	—	—	471
Stock-based compensation	—	—	5,280	—	—	—	5,280
Purchase of treasury stock	(5)	—	—	—	—	(55)	(55)
Unrealized gain on hedge instruments, net of tax	—	—	—	—	—	—	—
Net income	—	—	—	—	8,725	—	8,725
Balances at June 28, 2025	79,175	$859	$820,059	$—	$249,028	$(219,365)	$850,581
(1) Consists primarily of the vesting of shares issued under the Company’s stock incentive plans and Associate Share Purchase Plan.
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
In thousands	July 4, 2026	June 28, 2025
Cash flows from operating activities:
Net income	$43,597	$22,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,663	45,499
Amortization of debt discount and deferred financing costs	483	674
Amortization of cloud computing implementation costs	6,193	4,636
Asset impairment	2,506	502
Deferred income tax expense (benefit)	2,926	(9,800)
Stock-based compensation expense	13,388	12,335
Inventory adjustments	2,932	1,801
Other	428	(149)
Changes in operating assets and liabilities:
Accounts receivable	22,326	3,629
Inventories	(36,205)	2,469
Operating lease right of use assets and lease liabilities	2,021	(1,117)
Other assets	(2,636)	(26,815)
Accounts payable	(2,273)	11,456
Deferred and unearned revenue	(12,133)	3,609
Other liabilities	(20,401)	14,860
Net cash provided by operating activities	69,815	86,500
Cash flows from investing activities:
Purchase of property and equipment	(39,765)	(32,075)
Other	5,006	(849)
Net cash used for investing activities	(34,759)	(32,924)
Cash flows from financing activities:
Repayments on long-term debt	(16,625)	(91,399)
Borrowings on long-term debt	10,000	15,000
Payments on finance lease obligations	(1,645)	(1,483)
Proceeds from issuance of common stock	821	736
Purchase of treasury stock	(30,596)	(1,679)
Net cash used for financing activities	(38,045)	(78,825)
Net change in cash, cash equivalents and restricted cash	(2,989)	(25,249)
Cash, cash equivalents and restricted cash, beginning of year	40,302	75,237
Cash, cash equivalents and restricted cash, end of period (See Note 2)	$37,313	$49,988

Supplemental cash flow disclosure information:
Cash paid for interest	$7,381	$10,151
Cash paid for taxes	$2,936	$16,964
Capital expenditures accrued at the end of the period	$13,701	$11,952
Operating cash outflows - operating leases	$60,527	$59,013
Right of use assets acquired under operating leases	$56,693	$27,036
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Business and Significant Accounting Policies
Nature of Operations
National Vision Holdings, Inc. (“NVHI,” the “Company,” “we,” “our,” or “us”) is a holding company whose operating subsidiaries include its indirect wholly-owned subsidiary, National Vision, Inc. (“NVI”) and NVI’s wholly-owned subsidiaries. We are a leading value retailer of eyeglasses and contact lenses in the United States (the “U.S.”). We operated 1,281 and 1,250 retail optical locations in the U.S. and its territories as of July 4, 2026 and January 3, 2026, respectively, through our four store brands, including America’s Best Contacts and Eyeglasses (“America’s Best”), Eyeglass World (“EGW”), Vista Optical locations on select U.S. Army/Air Force military bases (“Military”) and within select Fred Meyer stores. Additionally, we operate omni-channel websites for our America’s Best, Eyeglass World and Military brands, as well as a dedicated e-commerce website.
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
Certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted; however, we believe that the disclosures included herein are sufficient for a fair presentation of the information presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the fiscal year ended January 3, 2026 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2026 (the “2025 Annual Report on Form 10-K”). The Company’s significant accounting policies are set forth in Note 1 within those consolidated financial statements. We use the same accounting policies in preparing interim condensed consolidated financial information and annual consolidated financial statements. There were no changes to our significant accounting policies during the six months ended July 4, 2026.
The condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The Company has consolidated certain entities meeting the definition of a variable interest entity (“VIE”) as the Company concluded that it is the primary beneficiary of the entities under the provisions of Accounting Standards Codification 810, Consolidation. As of July 4, 2026, the variable interest entities include 27 professional corporations. The total assets of the consolidated VIEs included in the accompanying Condensed Consolidated Balance Sheets as of July 4, 2026 and January 3, 2026, were $5.6 million and $4.6 million, respectively, and the total liabilities of the consolidated VIEs were $5.5 million and $6.9 million, respectively.
Fiscal Year
Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31. Fiscal year 2026 contains 52 weeks and will end on January 2, 2027. Fiscal year 2025 contained 53 weeks and ended on January 3, 2026. All three and six month periods presented herein contain 13 and 26 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.
Seasonality
The consolidated results of operations for the three and six months ended July 4, 2026 and June 28, 2025, are not necessarily indicative of the results to be expected for the full fiscal year due to seasonality and uncertainty of general economic conditions that may impact our key markets. Historically, our business has realized a higher portion of net revenue, income from operations, and cash flows from operations in the first half of the year, and a lower portion of net revenue, income from operations, and cash flows from operations in the fourth fiscal quarter. The first half seasonality is attributable primarily to annual health insurance program start/reset periods. Seasonality related to fourth quarter holiday spending by retail customers generally does not impact our business. Our quarterly consolidated results generally may also be affected by the timing of new store openings, store closings, and certain holidays.

CARES Act
Accounts receivable, net on the Condensed Consolidated Balance Sheets as of January 3, 2026 includes a $9.0 million receivable under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. During the six months ended July 4, 2026, the Company received the full payment of these CARES Act credits.
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
Severance Benefits
We recognized $0.1 million and $2.2 million during the three and six months ended July 4, 2026, respectively, and $2.1 million during the six months ended June 28, 2025, related to severance benefits for certain associates in the Corporate and other category within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income. These charges were recognized in accordance with FASB guidance on employers’ accounting for postemployment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate. Refer to Note 11. “Restructuring” for information on employee termination benefits related to the Eyeglass World lab optimization initiative.
Stock-Based Compensation
During the six months ended July 4, 2026, we granted performance stock units to certain employees. The number of shares issued will be determined based on the level of achievement of predefined performance and market conditions, including adjusted operating income, return on invested capital, relative total shareholder return versus a peer group and an absolute total shareholder return feature, with a performance period of three years and a requisite service period of three to five years. We recognize compensation expense on performance stock units ratably over the requisite performance period of the award to the extent management views the performance goals as probable of attainment. We recognize compensation expense for the fair value of the relative total shareholder return versus the peer group component and the absolute total shareholder return component over the requisite service period of such awards using a Monte Carlo simulation.
Asset Impairment
We recognized $2.5 million of impairment charges during the three and six months ended July 4, 2026 related to the Eyeglass World lab optimization initiative, compared to $0.5 million of impairment charges related to tangible long-lived store assets and Right of Use (“ROU”) assets for the six months ended June 28, 2025. The impairments were recognized in Corporate and other, and are reflected in Asset impairment in the Condensed Consolidated Statements of Operations and Comprehensive Income. Refer to Note 11. “Restructuring” for information on the Eyeglass World lab optimization initiative and to Note 3. “Fair Value Measurement” for additional information on impairment charges.
Impairments of tangible long-lived store assets and ROU assets during the six months ended June 28, 2025 were primarily driven by lower than projected customer sales volume and profitability in certain stores and other entity-specific assumptions. We considered multiple factors including, but not limited to, forecasted scenarios related to store performance and the likelihood that these scenarios would be ultimately realized and the remaining useful lives of the assets.
Income Taxes
Our effective tax rate for the three months ended July 4, 2026 was 30.9%, reflecting our statutory federal and state rate of 25.1%, non-deductible compensation expense and the effects of other permanent items. Our effective tax rate for the six months ended July 4, 2026 was 27.8%, reflecting our statutory federal and state rate of 25.1%, non-deductible compensation expense, partially offset by the discrete benefit of permanent adjustments related to equity compensation.
Our effective tax rate for the three months ended June 28, 2025 was 28.7%, reflecting our statutory federal and state rate of 25.2% and effects of permanent items. Our effective tax rate for the six months ended June 28, 2025 was 32.2%, reflecting our statutory federal and state rate of 25.2%, discrete effects of permanent adjustments related to equity compensation and other effects of permanent items.
Share Repurchases
Effective March 2, 2026, the Board authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company’s common stock until December 28, 2030. During the three months ended July 4, 2026, the Company repurchased approximately 1.2 million shares for $20.0 million. As of July 4, 2026, the authorization has remaining capacity of $30.0 million.
Investments
During fiscal years 2023 through 2025, the Company completed a series of investments in an entity specializing in applying artificial intelligence-powered screening and diagnostic tools to retinal imaging, including $3.3 million in the equity of the entity, which was valued at cost, and $2.5 million in a convertible promissory note, which was valued using the fair value option. The investments were recognized in Other assets in the Consolidated Balance Sheets and in Other within the investing section of the Consolidated Statements of Cash Flows.
In the fourth quarter of fiscal year 2025, the investee entered into an agreement and plan of merger pursuant to which it would be acquired by the Company's co-preferred investor in the entity. The transaction closed during the second quarter of fiscal year 2026. In connection with the sale, the Company received cash proceeds of $3.3 million related to its equity investment and $2.5 million related to its convertible promissory note. Because the proceeds received were equal to the carrying values of the respective investments immediately prior to closing, no gain or loss was recognized on the transaction. Following the closing of the transaction, the Company no longer holds an investment in the entity.
IEEPA Tariff Refunds
On February 20, 2026, the U.S. Supreme Court invalidated tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). The President immediately introduced new tariffs under different statutory authority, though the scope, duration, and the likelihood and outcome of further legal challenges to these tariffs remain uncertain. On June 16, 2026, the Company filed a claim with U.S. Customs and Border Protection seeking refunds of approximately $4.8 million of IEEPA tariffs previously paid by the Company. As of July 4, 2026, the Company had not received any refunds related to the claim. Due to the uncertainty regarding the timing and amount of any refunds to be received, the Company has not recognized any potential IEEPA tariff refunds in its Condensed Consolidated Financial Statements as of July 4, 2026. Subsequent to July 4, 2026, the Company has received refunds totaling approximately $0.9 million. The Company continues to monitor developments related to the refund process and the potential impacts on its financial condition and results of operations.
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
Future Adoption of Accounting Pronouncements
Expense Disaggregation Disclosures. In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income (Topic 220-40): Expense Disaggregation Disclosures (“ASU 2024-03”). This update requires, among other things, more detailed disclosure about types of expenses in commonly presented expense captions such as cost of sales and Selling, general, and administrative (“SG&A”), and is intended to improve the disclosures about an entity’s expenses including purchases of inventory, employee compensation, depreciation and amortization. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of the guidance on the consolidated financial statements and disclosures.
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

2. Details of Certain Balance Sheet Accounts
The following table provides a reconciliation of cash and cash equivalents reported within the Condensed Consolidated Balance Sheets to the total of Cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statement of Cash Flows:

	Six Months Ended
In thousands	July 4, 2026	June 28, 2025
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$35,998	$48,471
Restricted cash included in Other assets (1)	1,315	1,517
	$37,313	$49,988
(1) Restricted cash relates to regulatory requirements associated with our FirstSight operations.

The following tables provide additional details of Inventories, net as of the dates shown below:

In thousands	As of July 4, 2026	As of January 3, 2026
Inventories, net:
Raw materials and work in process (1)	$91,217	$65,775
Finished goods	31,375	23,543
	$122,592	$89,318
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

Long-lived Store and ROU Store Assets
The Company recognized $2.5 million of impairment charges during the three and six months ended July 4, 2026, related to the Eyeglass World lab optimization initiative. Refer to Note 11. “Restructuring” for additional information. The fair value of the impaired equipment was determined using a market approach based on market information for comparable used equipment, adjusted as necessary to reflect the age, condition, functionality, and marketability of the specific assets. Significant judgment was required in estimating the recoverable values of the assets, and changes in market conditions or assumptions could result in different fair value measurement. The estimated remaining fair value of the assets impaired during the six months ended July 4, 2026 was $0.7 million.
We recognized $0.5 million related to tangible long-lived store assets and ROU assets for the six months ended June 28, 2025. The cash flows used in estimating fair value were discounted using a market rate of 10.5% during the six months ended June 28, 2025. A decrease in the estimated cash flows would lead to a lower fair value measurement, as would an increase in the discount rate. The estimated remaining fair value of the store assets impaired during the six months ended June 28, 2025 was $0.5 million. Substantially all of the remaining fair value of the impaired store assets represents the fair value of ROU assets.
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

4. Debt
Our debt consists of the following:

In thousands	As of July 4, 2026	As of January 3, 2026
Term Loan A, due June 13, 2028	$231,000	$237,625
Revolving Loans, due June 13, 2028 (aggregate principal amount $300 million)	—	—
Debt before unamortized discount and issuance costs	231,000	237,625
Unamortized discount and issuance costs - Term Loan A	(910)	(1,137)
Debt less debt discount and issuance costs	230,090	236,488
Less current maturities	(13,250)	(13,250)
Long-term debt - noncurrent portion	216,840	223,238
Finance lease obligations	7,649	9,422
Less current maturities	(3,197)	(3,333)
Long-term debt and finance lease obligations, less current portion, discount, and issuance costs	$221,292	$229,327
Scheduled annual maturities of debt are as follows:

Fiscal Period	In thousands
2026 - remainder of fiscal year	$6,625
2027	13,250
2028	211,125
$231,000
We were in compliance with all covenants related to our debt as of July 4, 2026.
2025 Notes
During fiscal year 2025, the Company fully repaid the 2.50% convertible senior notes due on May 15, 2025 (“2025` Notes”).

We recognized the following in Interest expense, net in the Condensed Consolidated Statements of Operations and Comprehensive Income, related to the 2025 Notes:

	Three Months Ended	Six Months Ended
In thousands	June 28, 2025	June 28, 2025
Contractual interest expense	$272	$802
Amortization of issuance costs	$66	$191

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
We recognized gains on the change in fair value of the interest rate swap of $0.2 million and $0.7 million in Other comprehensive income (loss) during the three and six months ended July 4, 2026, respectively. A net gain of $0.1 million and $0.1 million was reclassified from Accumulated other comprehensive income (loss) into Interest expense, net, during the three and six months ended July 4, 2026, respectively.
As of July 4, 2026, the Company expects to reclassify $0.3 million of unrealized gains on the derivative, net of tax, from AOCI into earnings in the next 12 months. Cash flows related to derivatives are included in the operating section of the Condensed Consolidated Statements of Cash Flows. See Note 10. “Accumulated Other Comprehensive Income (Loss)” for further details.
Our cash flow hedge position related to derivatives designated as hedging instruments under ASC 815 is as follows:

In thousands	Balance Sheet Classification	As of July 4, 2026	As of January 3, 2026
Current portion	Prepaid Expenses and Other Current Assets	$431	$—
Non-current portion	Other Assets	—	—
Current portion	Other Payables and Accrued Expenses	—	45
Non-current portion	Other Liabilities	—	116
Total derivative liabilities or assets designated as hedging instruments		$431	$161

6. Revenue from Contracts with Customers
The majority of our revenues are recognized either at the point of sale or upon delivery and customer acceptance. We obtain consideration from our customers at the time of sale in cash, credit card, or on account with managed care payors having terms generally between 14 and 120 days, with most paying within 60 days. For sales of in-store non-prescription eyewear and related accessories, and paid eye exams, we recognize revenue at the point of sale. Our point in time revenues include: 1) retail sales of prescription and non-prescription eyewear, contact lenses and related accessories to retail customers (including those covered by managed care); and 2) eye exams. Revenues recognized over time primarily include product protection plans (i.e., warranties) and eye care club memberships.
The following disaggregation of revenues depicts our revenue based on the timing of revenue recognition:

	Three Months Ended		Six Months Ended
In thousands	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Revenues recognized at a point in time	$466,527	$454,709	$977,873	$933,237
Revenues recognized over time	32,278	31,714	64,812	63,510
Total net revenue	$498,805	$486,423	$1,042,685	$996,747

Refer to Note 8. “Segment Reporting” for the Company’s disaggregation of net revenue. As our operating segments are aligned by similar economic factors, trends and customers, the reportable segment view best depicts how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors.
We record reductions in revenue for estimated price concessions granted to managed care providers. The Company considers its revenue from managed care customers to include variable consideration and estimates such amounts associated with managed care customer revenues using the history of concessions provided and cash receipts from managed care providers. We reduced our net revenue for variable consideration of $2.7 million and $4.5 million during the three months ended July 4, 2026 and June 28, 2025, respectively, and $3.1 million and $7.7 million during the six months ended July 4, 2026 and June 28, 2025, respectively.
Unsatisfied Performance Obligations (Contract Liabilities)
During the three months ended July 4, 2026 and June 28, 2025, we recognized $23.7 million and $22.9 million, respectively, of deferred revenues outstanding at the beginning of each respective period. During the six months ended July 4, 2026 and June 28, 2025, we recognized $41.9 million and $40.7 million, respectively, of deferred revenues outstanding at the beginning of each respective period.
Our deferred revenue balance as of July 4, 2026 and January 3, 2026 was $87.8 million and $87.1 million, respectively. Deferred revenue recorded as of July 4, 2026 is expected to be reflected in future operating results as follows:

Fiscal Year	In thousands
2026 - remainder of fiscal year	$42,483
2027	32,860
2028	11,072
2029	1,400
$87,815

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
The CODM uses segment EBITDA, calculated as net revenue, less costs applicable to revenue, less SG&A expenses, to evaluate the performance, and make decisions about the allocation of resources to segments predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly and quarterly basis when making decisions about the allocation of resources to each segment. Consistent with what the CODM reviews, depreciation and amortization and interest expense, net are excluded from segment EBITDA.
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

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
In thousands
Owned & Host revenue:
Net product sales	$387,487	$381,704	$820,371	$796,818
Net sales of services and plans	94,342	92,448	200,788	192,315
Total Owned & Host revenue	481,829	474,152	1,021,159	989,133
Less:
Owned & Host costs applicable to revenue (exclusive of depreciation and amortization)
Cost of products	111,560	107,887	233,600	221,747
Cost of services and plans	89,665	85,597	181,982	173,868
Owned & Host SG&A	180,048	180,873	367,992	369,044
Owned & Host segment EBITDA	100,556	99,795	237,585	224,474
Corporate and other	(65,677)	(65,606)	(133,162)	(132,947)
Effects of unearned and deferred revenue	9,644	4,796	8,781	(3,442)
Depreciation and amortization	(23,221)	(22,536)	(46,663)	(45,499)
Interest expense, net	(3,337)	(4,210)	(6,185)	(8,782)
Earnings before income taxes	$17,965	$12,239	$60,356	$33,804
The following table presents a reconciliation of revenue:

	Three Months Ended		Six Months Ended
In thousands	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Revenue
Owned & Host	$481,829	$474,152	$1,021,159	$989,133
Corporate and other	4,748	5,719	9,217	11,353
Effects of unearned and deferred revenue	12,228	6,552	12,309	(3,739)
Total consolidated revenue	$498,805	$486,423	$1,042,685	$996,747

9. Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) calculations is as follows:

	Three Months Ended		Six Months Ended
In thousands, except per share amounts	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Numerator:
Net income	$12,416	$8,725	$43,597	$22,911

Denominator:
Weighted average shares outstanding, Basic	79,547	79,079	79,601	78,968
Dilutive effect of share-based awards (1)	1,050	978	1,444	690
Weighted average shares outstanding, Diluted	80,597	80,057	81,045	79,658

Earnings per share:
Basic	$0.16	$0.11	$0.55	$0.29
Diluted	$0.15	$0.11	$0.54	$0.29

Anti-dilutive securities excluded from diluted weighted average common shares	870	822	678	1,112
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

	Three Months Ended	Six Months Ended
In thousands	July 4, 2026	July 4, 2026
Cash flow hedging activity:
Balance at beginning of period	$194	$(121)
Other comprehensive income (loss) before reclassification	228	712
Tax effect of other comprehensive income (loss) before reclassification	(58)	(179)
Amount reclassified from AOCI (AOCL) into interest expense	(55)	(119)
Tax effect of amount reclassified from AOCI (AOCL) into interest expense	14	30
Net current period other comprehensive income (loss), net of tax	129	444
Balance at end of period	$323	$323
See Note 5. “Interest Rate Derivatives” for a description of the Company’s use of cash flow hedging derivatives.
11. Restructuring
Eyeglass World Lab Optimization Initiative
During the three months ended July 4, 2026, the Company initiated an Eyeglass World lab optimization initiative designed to optimize certain in-store laboratory functions by transitioning in-store lab surfacing activities to the Company's central laboratory operations. As a result of this transition, the Company eliminated certain positions within the affected in-store laboratories, impaired certain laboratory equipment and wrote off inventory that is no longer expected to be utilized in operations.
The Company expects substantially all activities under the plan to be completed within one year and does not expect to incur any material additional costs. Total costs associated with the plan are expected to be approximately $3.0 million to

$4.0 million, consisting primarily of non-cash equipment impairment charges, inventory write-offs, and employee termination benefits. The Company will continue to evaluate the impact of the transition and may incur additional costs as the plan is executed.
The following table presents the charges recognized related to the plan and their classification within the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended July 4, 2026.

In thousands	Income Statement Classification	Three and Six Months Ended July 4, 2026
Employee termination benefits	Costs of services and plans	$131
Asset impairment	Asset impairment	2,506
Inventory write-off	Costs of products applicable to revenue	206
Other Costs	Selling, general, and administrative expenses	233
Total restructuring charges		$3,076

As of July 4, 2026, the full amount of $0.1 million of the restructuring-related employee termination benefits had been accrued and is recorded in Other payables and accrued expenses within the Condensed Consolidated Balance Sheets. These charges were recognized in accordance with FASB guidance on accounting for costs associated with exit or disposal activities. All expenses were recognized in the Corporate and Other category.

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
Overview
We are one of the largest optical retailers in the U.S. and a leader in the value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best. Our mission is to make quality eye care and eyewear more affordable and accessible. We achieve this by providing eye exams, eyeglasses and contact lenses to consumers across the nation. Our range of quality product offerings at multiple price points makes us an attractive destination for consumers of all income levels. As of July 4, 2026, we reach our customers through a diverse portfolio of 1,281 retail stores across four brands, our associated omni-channel consumer websites and our dedicated e-commerce consumer website.
Brand and Segment Information
As of July 4, 2026, our operations consisted of one reportable segment.
•Owned & Host - As of July 4, 2026, our owned brands consisted of 1,069 America’s Best Contacts and Eyeglasses (“America’s Best”) retail stores and 122 Eyeglass World retail stores. Our Host brands consisted of 72 Vista Optical locations on select military bases and 18 Vista Optical locations within select Fred Meyer stores as of July 4, 2026. All brands utilize our centralized laboratories. This segment also includes sales from our America’s Best, Eyeglass World, and Military omni-channel websites.
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
The United States has made changes to U.S. trade policy, including increasing tariffs on imports, in some cases significantly, and potentially negotiating or terminating existing trade agreements. For example, on April 2, 2025, the United States announced a new universal baseline tariff of 10%, plus an additional country-specific tariff for select trading partners, on all U.S. imports pursuant to the International Emergency Economic Powers Act (“IEEPA”). Additionally, on September 24, 2025, the U.S. Department of Commerce Bureau of Industry and Security announced the initiation of an investigation into the effects on U.S. national security of imports of personal protective equipment, medical consumables, and medical equipment, including devices, which could result in the imposition of tariffs or other import restrictions. On February 20, 2026, the U.S. Supreme Court declared that tariffs imposed under IEEPA on April 2, 2025 (and the subsequent modifications) were invalid as they exceeded the President’s authority. Subsequently, the Administration announced a 10% temporary tariff on U.S. imports pursuant to Section 122 of the Trade Act of 1974 (the “Act”), effective February 24, 2026. The Section 122 tariffs expired on July 24, 2026 under the statute and are being challenged in court. In March 2026, the Office of the United States Trade Representative (“USTR”) launched two sets of investigations under Section 301 of the Act, targeting forced labor compliance practices of 60 countries/regions and excess manufacturing capacity of 16 countries/regions. On July 23, 2026, USTR announced the imposition of 10% to 12.5% of Section 301 tariffs on numerous imports, with some carve outs, from the 60 economies subject to the forced labor related investigations, effective July 24, 2026. Multiple additional pending Section 301 and Section 232 investigations may result in additional tariffs being imposed on imports from various trading partners. On July 1, 2026, USTR announced that the United States would not renew the United States-Mexico-Canada Agreement in its current form, triggering annual reviews of and ongoing negotiations of the relevant terms for the next decade. On June 2, 2026, the U.S. government appealed the Court of International Trade’s (“CIT”) refund order to the U.S. Court of Appeals for the Federal Circuit, challenging, among other matters, the scope of the IEEPA refund relief and whether refunds may be required for importers that were not parties to the litigation or for certain finally liquidated entries. Subsequently, the CIT issued orders in various cases where importers filed for IEEPA refunds, directing U.S. Customs and Border Protection (“CBP”) to reliquidate the relevant entries and refund IEEPA tariffs. CBP has indicated that it is implementing a process to issue refunds on finally liquidated entries to importers who have obtained such orders from the CIT. On June 16, 2026, the Company filed claims with CBP seeking refunds of approximately $4.8 million of tariffs previously paid under IEEPA that the Company did not believe were subject to the most recent appeal process. These actions, and retaliatory tariffs imposed by other countries on U.S. exports, have led to significant volatility and uncertainty in global markets, which is continuing. Additionally, the U.S. government has announced and rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. Less than 10% of our costs applicable to revenue are directly subject to tariffs on products from China. In Mexico, where our exposure relates to our outsourcing relationship with our third-party laboratory, we have mitigation plans in place, and we estimate that less than 1% of our costs applicable to revenue are subject to tariffs in Mexico. We are continuing to evaluate these developments, including resulting impacts on our supply chain, commodity costs, and consumer spending, and our ability to offset a portion of these costs to mitigate the impact on our business, consolidated results of operations, and financial condition.
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
We anticipate continuing the investment in remote medicine, including hybrid remote, whereby optometrists in one store are able to see patients remotely in another store, adding select locations where feasible and advantageous and depending on the state-by-state regulatory environment. While the remote medicine has increased exam capacity, revenue and profitability, we have experienced higher costs applicable to revenue as a percentage of revenue, when compared with in-store exams.
Historically, our business has experienced seasonality in the first half of the year that we believe is primarily attributable to health insurance start/reset periods and predictable consumer propensity to seek eye care and eyewear.
In the beginning of the second quarter, we made an important strategic move to re-platform AmericasBest.com. This is a key step in our unified commerce journey to strengthen our digital foundation, improve the customer experience, and, over time, better connect our online and store experiences. A re-platforming of this scale resets parts of the digital storefront and traffic was disrupted as search and social optimization resets. We managed the transition anchored in data, clear operating focus, discipline and a healthy sense of urgency and saw sequential improvement in the second quarter. We believe the impact of the re-platform to traffic is behind us; however, if remediation measures take longer than anticipated to fully materialize, we could continue to experience impacts to traffic and, as a result, our financial performance. By the end of the second quarter, all of our brand websites were successfully migrated to the new platform without any material disruptions.
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
Adjusted Comparable Store Sales Growth
We measure Adjusted Comparable Store Sales Growth as the increase or decrease in sales recorded by the comparable store base in any reporting period, compared to sales recorded by the comparable store base in the prior reporting period, which we calculate as follows: (i) sales are recorded at the point of sale; (ii) sales are adjusted for managed care insurance collection estimates; (iii) stores are added to the calculation during the 13th full fiscal month following the store’s opening; (iv) closed stores are removed from the calculation for time periods that are not comparable; (v) sales from partial months of operation are excluded when stores do not open or close on the first day of the month; (vi) when applicable, we adjust for the effect of the 53rd week; and (vii) in fiscal years following a 53-week fiscal year, there is a one week calendar shift to the comparable prior-year period. For the calculation of the adjusted comparable store sales growth for the three months ended July 4, 2026, we compared weeks 14 through 26 in fiscal 2026 against weeks 15 through 27 in fiscal 2025 and for the six months ended July 4, 2026, we compared weeks 1 through 26 in fiscal year 2026 against weeks 2 through 27 in fiscal year 2025. Quarterly, year-to-date and annual adjusted comparable store sales are aggregated using only sales from all whole months of operation included in both the current reporting period and the prior reporting period. When a partial month is excluded from the calculation, the corresponding month in the subsequent period is also excluded from the calculation. There may be variations in the way in which some of our competitors and other retailers calculate comparable store sales. As a result, our adjusted comparable store sales may not be comparable to similar data made available by other retailers.
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

	Three Months Ended		Six Months Ended
In thousands, except earnings per share, percentage and store data	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Revenue:
Net product sales	$403,135	$394,589	$842,635	$807,354
Net sales of services and plans	95,670	91,834	200,050	189,393
Total net revenue	498,805	486,423	1,042,685	996,747
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	118,574	114,686	245,391	231,600
Services and plans	89,798	85,685	182,117	173,961
Total costs applicable to revenue	208,372	200,371	427,508	405,561
Operating expenses:
Selling, general and administrative expenses	243,432	247,167	499,524	502,699
Depreciation and amortization	23,221	22,536	46,663	45,499
Asset impairment	2,506	—	2,506	502
Other income, net	(28)	(100)	(57)	(100)
Total operating expenses	269,131	269,603	548,636	548,600
Income from operations	21,302	16,449	66,541	42,586
Interest expense, net	3,337	4,210	6,185	8,782
Earnings before income taxes	17,965	12,239	60,356	33,804
Income tax provision	5,549	3,514	16,759	10,893
Net income	$12,416	$8,725	$43,597	$22,911

Supplemental operating data:
Number of stores open at end of period	1,281	1,240	1,281	1,240
New stores opened during the period	9	8	17	17
Adjusted Operating Income	$31,574	$23,801	$87,034	$65,076
Diluted EPS	$0.15	$0.11	$0.54	$0.29
Adjusted Diluted EPS	$0.25	$0.18	$0.71	$0.52
Adjusted EBITDA	$54,626	$46,168	$133,359	$110,237

Percentage of net revenue:
Total costs applicable to revenue	41.8%	41.2%	41.0%	40.7%
Selling, general and administrative expenses	48.8%	50.8%	47.9%	50.4%
Total operating expenses	54.0%	55.4%	52.6%	55.0%
Net income	2.5%	1.8%	4.2%	2.3%
Adjusted Operating Income	6.3%	4.9%	8.3%	6.5%
Adjusted EBITDA	11.0%	9.5%	12.8%	11.1%

Three Months Ended July 4, 2026 compared to Three Months Ended June 28, 2025
Unless otherwise noted, the discussion below is based on results, substantially all of which are, attributable to our single reportable segment, Owned & Host.
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for the three months ended July 4, 2026 compared to the three months ended June 28, 2025.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(1)(2)
In thousands, except percentage and store data	Three Months Ended July 4, 2026	Three Months Ended June 28, 2025	July 4, 2026	June 28, 2025	Three Months Ended July 4, 2026		Three Months Ended June 28, 2025
Owned & Host segment
America’s Best	2.5%	6.3%	1,069	1,045	$424,288	85.1%	$416,775	85.7%
Eyeglass World	0.4%	2.8%	122	122	48,522	9.7%	49,105	10.1%
Military	(2.9)%	4.4%	72	53	6,999	1.4%	5,844	1.2%
Fred Meyer	(7.4)%	6.9%	18	20	2,020	0.4%	2,428	0.5%
Owned & Host segment total			1,281	1,240	$481,829	96.6%	$474,152	97.5%
Corporate and Other	—	—	—	—	4,748	0.9%	5,719	1.2%
Effects of unearned and deferred revenue	—	—	—	—	12,228	2.5%	6,552	1.3%
Total	3.4%	6.5%	1,281	1,240	$498,805	100.0%	$486,423	100.0%
Effect of deferred and unearned revenue on comparable store sales	(1.2)%	(0.6)%
Adjusted Comparable Store Sales Growth	2.2%	5.9%
(1) We calculate total comparable store sales based on consolidated net revenue excluding the impact of (i) Corporate and other revenue, (ii) sales from stores opened less than 13 months, (iii) stores closed in the periods presented, (iv) sales from partial months of operation when stores do not open or close on the first day of the month (v) if applicable, the impact of a 53rd week in a fiscal year, and (vi) in fiscal years following a 53-week fiscal year, there is a one week calendar shift to the comparable prior-year period. For the calculation of the adjusted comparable store sales growth in the second quarter of 2026, we compared weeks 14 through 26 in fiscal 2026 against weeks 15 through 27 in fiscal 2025. Brand-level comparable store sales growth is calculated based on point-of-sale revenues consistent with what the CODM reviews, and consistent with reportable segment revenues presented in Note 8. “Segment Reporting” in our unaudited condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q.
(2) Percentages reflect line item as a percentage of net revenue, adjusted for rounding.

	Three Months Ended
(in thousands)	July 4, 2026	June 28, 2025	$ Change	% Change
Total net revenue	$498,805	$486,423	$12,382	2.5%
Net product sales	$403,135	$394,589	$8,546	2.2%
As a percentage of total net revenue	80.8%	81.1%
Net sales of services and plans	$95,670	$91,834	$3,836	4.2%
As a percentage of total net revenue	19.2%	18.9%
Total net revenue of $498.8 million for the three months ended July 4, 2026 increased $12.4 million, or 2.5%, from $486.4 million for the three months ended June 28, 2025. The increase was primarily driven by new store sales, the timing of unearned revenue and Adjusted Comparable Store Sales Growth, partially offset by closed stores. Unearned and deferred revenue positively impacted net revenue by $5.7 million during the three months ended July 4, 2026 compared to the three months ended June 28, 2025.

Net product sales increased $8.5 million, or 2.2%, in the three months ended July 4, 2026 compared to the three months ended June 28, 2025, primarily due to pricing and product mix initiatives in eyeglass sales of $7.0 million and contact lens sales of $1.9 million.
Net sales of services and plans for the three months ended July 4, 2026 increased $3.8 million, or 4.2%, compared to the three months ended June 28, 2025, driven primarily by higher eye exam revenues of $3.8 million.
Comparable store sales growth and Adjusted Comparable Store Sales Growth for the three months ended July 4, 2026 were 3.4% and 2.2%, respectively, both reflecting a higher average ticket and continued strength in the managed care cohort, partially offset by lower customer traffic.
In the three months ended July 4, 2026, we opened nine America’s Best stores, and closed two America’s Best stores. Overall, store count grew 3.3% from June 28, 2025 to July 4, 2026.
Costs applicable to revenue

	Three Months Ended
(in thousands)	July 4, 2026	June 28, 2025	$ Change	% Change
Total costs applicable to revenue	$208,372	$200,371	$8,001	4.0%
As a percentage of total net revenue	41.8%	41.2%
Total costs of products	$118,574	$114,686	$3,888	3.4%
As a percentage of net product sales	29.4%	29.1%
Total costs of services and plans	$89,798	$85,685	$4,113	4.8%
As a percentage of net sales of services and plans	93.9%	93.3%
Costs applicable to revenue increased $8.0 million, or 4.0% in the three months ended July 4, 2026, compared to the three months ended June 28, 2025. As a percentage of net revenue, costs applicable to revenue increased 60 basis points and were primarily driven by a 50 basis-point decrease in eyeglass margin, reflecting a strategic mix shift toward higher-value product offerings, deleverage of optometrist-related costs of 30 basis points, and other mix effects of 30 basis points, partially offset by higher exam revenues of 50 basis points.

Costs of products as a percentage of net product sales increased 30 basis points, primarily driven by lower eyeglass margin reflecting a strategic mix shift toward higher-value product offerings.
Costs of services and plans as a percentage of net sales of services and plans increased 60 basis points, primarily driven by deleverage of optometrist-related costs, partially offset by higher exam revenue.
Selling, general and administrative

	Three Months Ended
(in thousands)	July 4, 2026	June 28, 2025	$ Change	% Change
SG&A	$243,432	$247,167	$(3,735)	(1.5)%
As a percentage of total revenue	48.8%	50.8%
SG&A of $243.4 million for the three months ended July 4, 2026 decreased $3.7 million, or 1.5%, compared to the three months ended June 28, 2025. As a percentage of net revenue, SG&A decreased 200 basis points primarily driven by lower associate-related expenses, including variable incentive compensation, of 180 basis points, and lower advertising expense of 50 basis points, partially offset by higher occupancy expense of 40 basis points, primarily driven by new and acquired locations.

Depreciation and amortization
Depreciation and amortization expense of $23.2 million for the three months ended July 4, 2026 increased $0.7 million, or 3.0%, from $22.5 million for the three months ended June 28, 2025, primarily related to assets in our existing stores and retail support centers, partially offset by lower depreciation associated with newer stores.
Asset Impairment
We recognized $2.5 million of impairment charges during the three months ended July 4, 2026. We did not recognize any impairment charges during the three months ended June 28, 2025. The impairment charges recognized in the current period were related to the write-down of store lab assets in connection with our Eyeglass World lab optimization initiative, which is intended to improve operational efficiency by reducing in-store lab activity and utilizing alternative production capabilities. Asset impairment expenses were recognized in Corporate and other. Refer to Note 11. “Restructuring” for information regarding this initiative, including expected future restructuring activities and related costs and Note 1. “Description of Business and Basis of Presentation” and Note 3. “Fair Value Measurement” for further details.
Interest expense, net
Interest expense, net, of $3.3 million for the three months ended July 4, 2026 decreased $0.9 million from $4.2 million for the three months ended June 28, 2025, primarily as a result of lower interest expense of $1.2 million resulting from lower outstanding debt balance, partially offset by lower interest income of $0.4 million.
Income tax provision
Our effective tax rates for the three months ended July 4, 2026 and June 28, 2025 were 30.9% and 28.7%, respectively. The change in effective tax rates was primarily driven by the tax impacts of non-deductible compensation and other effects of permanent items.

Six Months Ended July 4, 2026 compared to Six Months Ended June 28, 2025
Unless otherwise noted, the discussion below is based on results, substantially all of which are attributable to our single reportable segment, Owned & Host.
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for the six months ended July 4, 2026 compared to the six months ended June 28, 2025.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(1)(2)
In thousands, except percentage and store data	Six Months Ended July 4, 2026	Six Months Ended June 28, 2025	July 4, 2026	June 28, 2025	Six Months Ended July 4, 2026		Six Months Ended June 28, 2025
Owned & Host segment
America’s Best	3.5%	6.1%	1,069	1,045	$900,181	86.3%	$870,506	87.3%
Eyeglass World	2.9%	2.9%	122	122	103,219	9.9%	101,591	10.2%
Military	(0.3)%	3.0%	72	53	13,444	1.3%	12,010	1.2%
Fred Meyer	(1.4)%	4.1%	18	20	4,315	0.4%	5,026	0.5%
Owned & Host segment total			1,281	1,240	$1,021,159	97.9%	$989,133	99.2%
Corporate and Other	—	—	—	—	9,217	0.9%	11,353	1.1%
Effects of unearned and deferred revenue	—	—	—	—	12,309	1.2%	(3,739)	(0.3)%
Total	3.9%	5.2%	1,281	1,240	$1,042,685	100.0%	$996,747	100.0%
Effect of deferred and unearned revenue on comparable store sales	(0.5)%	0.5%
Adjusted Comparable Store Sales Growth	3.4%	5.7%

(1) We calculate total comparable store sales based on consolidated net revenue excluding the impact of (i) Corporate and other revenue, (ii) sales from stores opened less than 13 months, (iii) stores closed in the periods presented, (iv) sales from partial months of operation when stores do not open or close on the first day of the month (v) if applicable, the impact of a 53rd week in a fiscal year and (vi) in fiscal years following a 53-week fiscal year, there is a one week calendar shift to the comparable prior-year period. For the calculation of the adjusted comparable store sales growth in the six months ended July 4, 2026, we compared weeks 1 through 26 in fiscal 2026 against weeks 2 through 27 in fiscal 2025. Brand-level comparable store sales growth is calculated based on point-of-sale revenues consistent with what the CODM reviews, and consistent with reportable segment revenues presented in Note 8. “Segment Reporting” in our unaudited condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q.
(2) Percentages reflect line item as a percentage of net revenue, adjusted for rounding.

	Six Months Ended
(in thousands)	July 4, 2026	June 28, 2025	$ Change	% Change
Total net revenue	$1,042,685	$996,747	$45,938	4.6%
Net product sales	$842,635	$807,354	$35,281	4.4%
As a percentage of total net revenue	80.8%	81.0%
Net sales of services and plans	$200,050	$189,393	$10,657	5.6%
As a percentage of total net revenue	19.2%	19.0%
Total net revenue of $1,042.7 million for the six months ended July 4, 2026 increased $45.9 million, or 4.6%, from $996.7 million for the six months ended June 28, 2025. The increase was primarily driven by Adjusted Comparable Store Sales Growth, new store sales and the timing of unearned revenue, partially offset by closed stores. Unearned and deferred revenue positively impacted net revenue by $16.0 million during the six months ended July 4, 2026 compared to the six months ended June 28, 2025.

Net product sales increased $35.3 million, or 4.4%, in the six months ended July 4, 2026 compared to the six months ended June 28, 2025, primarily due to pricing and product mix initiatives in eyeglass sales of $27.3 million and contact lens sales of $8.8 million.
Net sales of services and plans for the six months ended July 4, 2026 increased $10.7 million, or 5.6%, compared to the six months ended June 28, 2025, driven primarily by higher exam revenues of $9.4 million.
Comparable store sales growth and Adjusted Comparable Store Sales Growth for the six months ended July 4, 2026 were 3.9% and 3.4%, respectively, both reflecting a higher average ticket and continued strength in the Company’s managed care cohort, partially offset by lower customer traffic.
During fiscal 2025, the Company entered into an amendment to its agreement with Army and Air Force Exchange Service (AAFES), extending the term of the agreement through January 2036. Subsequently, in February 2026, the Company and AAFES entered into an additional amendment providing for the operation by the Company of an additional 20 military stores located on AAFES bases, expanding the Company’s presence in two additional states. In the six months ended July 4, 2026, and in connection with this expansion, the Company purchased from U.S. Vision Corp. certain assets used in connection with the operation of those 20 additional military stores. Additionally, we opened 17 new America’s Best stores and closed five America’s Best stores and one Military store. Overall, store count grew 3.3% from June 28, 2025 to July 4, 2026 (24 net new America’s Best stores, 19 net new Military stores, and two net closures of Fred Meyer stores).

Costs applicable to revenue

	Six Months Ended
(in thousands)	July 4, 2026	June 28, 2025	$ Change	% Change
Total costs applicable to revenue	$427,508	$405,561	$21,947	5.4%
As a percentage of total net revenue	41.0%	40.7%
Total costs of products	$245,391	$231,600	$13,791	6.0%
As a percentage of net product sales	29.1%	28.7%
Total costs of services and plans	$182,117	$173,961	$8,156	4.7%
As a percentage of net sales of services and plans	91.0%	91.9%
Costs applicable to revenue increased $21.9 million, or 5.4%, in the six months ended July 4, 2026 compared to the six months ended June 28, 2025. As a percentage of net revenue, costs applicable to revenue increased 30 basis points and were primarily driven by a 60 basis-point decrease in eyeglass margin reflecting a strategic mix shift toward higher-value product offerings, partially offset by higher exam revenues of 30 basis points.
Costs of products as a percentage of net product sales increased 40 basis points, primarily driven by lower eyeglass margin reflecting a strategic mix shift toward higher-value product offerings.
Costs of services and plans as a percentage of net sales of services and plans decreased 90 basis points, primarily driven by higher exam revenue.
Selling, general and administrative

	Six Months Ended
(in thousands)	July 4, 2026	June 28, 2025	$ Change	% Change
SG&A	$499,524	$502,699	$(3,175)	(0.6)%
As a percentage of total revenue	47.9%	50.4%
SG&A decreased $3.2 million, or 0.6%, in the six months ended July 4, 2026 compared to the six months ended June 28, 2025. SG&A as a percentage of net revenue decreased 250 basis points primarily driven by lower associate-related expenses, including variable incentive compensation of 210 basis points and lower advertising expense of 60 basis points.
Depreciation and amortization
Depreciation and amortization expense of $46.7 million for the six months ended July 4, 2026 increased $1.2 million, or 2.6%, from $45.5 million for the six months ended June 28, 2025, primarily related to our existing stores and retail support centers, partially offset by lower depreciation associated with newer stores.

Asset impairment
We recognized $2.5 million impairment charges during the six months ended July 4, 2026, related to Eyeglass World lab optimization activity. The impairment charges recognized in the current period were related to the write-down of store lab assets in connection with our Eyeglass World lab optimization initiative, which is intended to improve operational efficiency by reducing in-store lab activity and utilizing alternative production capabilities. Refer to Note 11. “Restructuring” for information regarding this initiative, including expected future restructuring activities and related costs. We recognized $0.5 million of impairment charges during the six months ended June 28, 2025, primarily for tangible long-lived assets and ROU assets associated with our retail stores. Asset impairment expenses were recognized in Corporate and other. See Note 1. “Description of Business and Basis of Presentation” and Note 3. “Fair Value Measurement” for further details.
Interest expense, net
Interest expense, net of $6.2 million for the six months ended July 4, 2026, decreased $2.6 million from $8.8 million for the six months ended June 28, 2025. The change was primarily a result of lower interest expense of $2.4 million resulting from lower outstanding debt balance.
Income tax provision
Our effective tax rates for the six months ended July 4, 2026 and June 28, 2025 were 27.8% and 32.2%, respectively. The change in effective tax rates is primarily driven by the discrete benefit of permanent adjustments related to stock-based compensation, partially offset by non-deductible compensation.
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
The following table reconciles our Adjusted Operating Income, Adjusted Operating Margin, EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to net income; and Adjusted Diluted EPS to diluted EPS for the periods presented:

	Three Months Ended				Six Months Ended
In thousands	July 4, 2026		June 28, 2025		July 4, 2026		June 28, 2025
Net income	$12,416	2.5%	$8,725	1.8%	$43,597	4.2%	$22,911	2.3%
Interest expense, net	3,337	0.7%	4,210	0.9%	6,185	0.6%	8,782	0.9%
Income tax provision	5,549	1.1%	3,514	0.7%	16,759	1.6%	10,893	1.1%
Stock-based compensation expense (a)	6,366	1.3%	5,306	1.1%	13,388	1.3%	12,335	1.2%
Asset impairment (b)	2,506	0.5%	—	—%	2,506	0.2%	502	0.1%
Amortization of acquisition intangibles (c)	169	—%	169	—%	338	—%	338	—%
ERP and CRM implementation expenses (e)	554	0.1%	1,846	0.4%	926	0.1%	4,161	0.4%
Other (f)	677	0.1%	31	—%	3,335	0.3%	5,154	0.5%
Adjusted Operating Income / Adjusted Operating Margin	$31,574	6.3%	$23,801	4.9%	$87,034	8.3%	$65,076	6.5%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding. Some of the percentage totals in the table above do not foot due to rounding differences.

	Three Months Ended				Six Months Ended
In thousands	July 4, 2026		June 28, 2025		July 4, 2026		June 28, 2025
Net income	$12,416	2.5%	$8,725	1.8%	$43,597	4.2%	$22,911	2.3%
Interest expense, net	3,337	0.7%	4,210	0.9%	6,185	0.6%	8,782	0.9%
Income tax provision	5,549	1.1%	3,514	0.7%	16,759	1.6%	10,893	1.1%
Depreciation and amortization	23,221	4.7%	22,536	4.6%	46,663	4.5%	45,499	4.6%
EBITDA	44,523	8.9%	38,985	8.0%	113,204	10.9%	88,085	8.8%

Stock-based compensation expense (a)	6,366	1.3%	5,306	1.1%	13,388	1.3%	12,335	1.2%
Asset impairment (b)	2,506	0.5%	—	—%	2,506	0.2%	502	0.1%
ERP and CRM implementation expenses (e)	554	0.1%	1,846	0.4%	926	0.1%	4,161	0.4%
Other (f)	677	0.1%	31	0.0%	3,335	0.3%	5,154	0.5%
Adjusted EBITDA / Adjusted EBITDA Margin	$54,626	11.0%	$46,168	9.5%	$133,359	12.8%	$110,237	11.1%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding. Some of the percentage totals in the table above may not foot due to rounding differences.

	Three Months Ended		Six Months Ended
In thousands, except per share amounts	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Diluted EPS	$0.15	$0.11	$0.54	$0.29
Stock-based compensation expense (a)	0.08	0.07	0.17	0.15
Asset impairment (b)	0.03	—	0.03	0.01
Amortization of debt discount and deferred financing costs (d)	—	—	0.01	0.01
ERP and CRM implementation expenses (e)	0.01	0.02	0.01	0.05
Other (f)	0.01	—	0.04	0.07
Tax effects (g)	(0.03)	(0.02)	(0.09)	(0.06)
Adjusted Diluted EPS	$0.25	$0.18	$0.71	$0.52

Weighted average diluted shares outstanding	80,597	80,057	81,045	79,658
(a)Non-cash charges related to stock-based compensation programs, which may vary from period to period depending on the timing of awards and performance vesting conditions.
(b)Reflects write-off related to non-cash impairment charges of long-lived assets, primarily impairment of property and equipment related to the EGW lab optimization initiative for the three and six months ended July 4, 2026 and impairment of property, equipment and lease-related assets on closed or underperforming stores for the six months ended June 28, 2025. Refer to Note 11. “Restructuring” for more information on the EGW lab optimization initiative.
(c)Amortization of the increase in carrying values of finite-lived intangible assets resulting from the application of purchase accounting following the acquisition of the Company by affiliates of KKR & Co. Inc.
(d)Amortization of deferred financing costs and other non-cash charges related to our debt. We adjust for amortization of deferred financing costs related to the 2025 Notes only when adjustment for these costs is not required in the calculation of diluted earnings per share under U.S. GAAP.
(e)Costs related to the Company’s ERP and CRM implementation.
(f)Other adjustments include amounts that management believes are not representative of our operating performance (amounts in brackets represent reductions in Adjusted Operating Income, Adjusted Diluted EPS and Adjusted EBITDA), which are primarily related to shareholder activism costs of $2.1 million for the six months ended June 28, 2025, severance and associate-related costs associated with organizational restructuring of $2.2 million and $2.1 million for the six months ended July 4, 2026 and June 28, 2025, respectively, and restructuring costs related to EGW lab optimization initiative of $0.6 million for the three and six months ended July 4, 2026 (see Note 11. “Restructuring”, for additional information), and other expenses and adjustments.
(g)Represents the income tax effect of the total adjustments at our combined statutory federal and state income tax rates, including tax expense (benefit) from stock-based compensation.
Liquidity and Capital Resources
Our primary cash needs are for inventory, payroll, store rent, advertising, capital expenditures associated with new stores and updating existing stores, as well as information and remote medicine technology and infrastructure, including our corporate office, distribution centers, and laboratories. When appropriate, the Company may utilize excess liquidity towards debt service requirements, including voluntary debt prepayments, or required interest and principal payments, if any, as well as repurchases of common stock or other securities, based on excess cash flows. The most significant components of our operating assets and liabilities are inventories, accounts receivable, prepaid expenses and other assets, accounts payable, deferred and unearned revenue and other payables and accrued expenses. We exercise prudence in our use of cash and closely monitor various items related to cash flow including, but not limited to, cash receipts, cash disbursements, payment terms and alternative sources of funding. We continue to be focused on these items in addition to other key measures we use to determine how our consolidated business and operating segments are performing. We believe that cash on hand, cash expected to be generated from operations and the availability of borrowings under our revolving credit loans in an aggregate principal amount of $300.0 million (the “Revolving Loans”) will be sufficient to fund our working capital requirements, liquidity obligations, anticipated capital expenditures, and payments due under our existing debt for the next 12 months and thereafter for the foreseeable future. Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the prepayment, refinancing or issuance of debt, issuance of equity or other securities, the proceeds of which could provide additional liquidity for our operations, modifications to our $231.0 million outstanding principal first lien term loan (“Term Loan A”) where possible, or entry into interest rate derivative agreements to moderate our exposure to fluctuations in interest rates underlying our variable rate debt.
Our ability to maintain sufficient liquidity may be affected by a number of factors, many of which are outside of our control. We primarily fund our working capital needs using cash provided by operations. Our working capital requirements for inventory will increase as we continue to open additional stores.
As of July 4, 2026, we had $36.0 million in cash and cash equivalents, and $293.3 million of remaining availability under our Revolving Loans, net of $6.7 million in outstanding letters of credit.
As of July 4, 2026, we had $231.0 million of Term Loan A outstanding under our credit agreement. We were in compliance with all covenants related to our debt as of July 4, 2026.
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
The following table summarizes cash flows provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended
In thousands	July 4, 2026	June 28, 2025
Cash flows provided by (used for):
Operating activities	$69,815	$86,500
Investing activities	(34,759)	(32,924)
Financing activities	(38,045)	(78,825)
Net change in cash, cash equivalents and restricted cash	$(2,989)	$(25,249)
Net Cash Provided by Operating Activities
Cash flows provided by operating activities decreased by $16.7 million in the six months ended July 4, 2026 compared to the six months ended June 28, 2025, primarily driven by cash flow related to changes in working capital of $57.4 million, which were primarily impacted by increased inventory purchases driven by a shift toward a more premium product mix and incentive-based compensation payments, partially offset by decreased investments in cloud hosted software. These were partially offset by an increase in net income of $20.7 million and an increase in non-cash adjustments of $20.0 million.
Net Cash Used for Investing Activities
Net cash used for investing activities increased by $1.8 million in the six months ended July 4, 2026 compared to the six months ended June 28, 2025. The year-over-year increase was primarily driven by investments in our retail support centers, partially offset by cash proceeds from the sale of an equity investment and a convertible promissory note investment. Refer to Note 1. “Description of Business and Basis of Presentation” for additional information regarding these investments.
Net Cash Used for Financing Activities
Net cash used for financing activities decreased by $40.8 million in the six months ended July 4, 2026 compared to the six months ended June 28, 2025, primarily as a result of the repayment of the 2025 Notes in the second quarter of 2025 partially offset by share repurchases as well as increased purchases of treasury stock to cover employee tax withholdings associated with stock-based compensation in the six months ended July 4, 2026.

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
Share Repurchase Authority
Effective March 2, 2026, the Board authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company’s common stock until December 28, 2030. During the three months ended July 4, 2026, the Company repurchased approximately 1.2 million shares for $20.0 million. As of July 4, 2026, the authorization has remaining capacity of $30.0 million. The authorization permits the Company to make purchases of its common stock from time to time in the open market or privately negotiated transactions, and pursuant to pre-set trading plans meeting the requirements of all applicable securities laws and regulations. The timing and amounts of any such repurchases will depend on a variety of factors, including the market price of the Company’s shares, general market and economic conditions, legal requirements and tax implications. The Company expects to fund the share repurchases using cash on hand.
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
As of July 4, 2026, our total borrowing consisted of $231.0 million of term loan borrowings subject to variable interest rates with a weighted average borrowing rate of 5.2%. After inclusion of the notional amount of $100.0 million of interest rate swaps fixing a portion of the variable rate debt, $131.0 million is subject to variable rates. Assuming an increase to market rates of 1.0% as of July 4, 2026, we would incur an annual increase to interest expense of approximately $1.3 million related to debt subject to variable rates. For more information about quantitative and qualitative disclosures about market risk, please see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in Part II. of the 2025 Annual Report on Form 10-K.

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
In accordance with Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 4, 2026. Based on that evaluation, the CEO and the CFO have concluded that the Company’s current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic filings with the SEC is made known to them in a timely manner.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal year 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes the repurchases of the Company’s common stock during the three months ended July 4, 2026.

In thousands, except per share amounts
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 5, 2026 – May 2, 2026	—	—	—	$50,000
May 3, 2026 – June 6, 2026	1,163	$17.21	1,163	$29,977
June 7, 2026 – July 4, 2026	—	—	—	$29,977
Total	1,163	$17.21	1,163	$29,977
(1) Information regarding the Company’s share repurchases can be found in Note 1, Description of Business and Basis of Presentation, in the condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q. Effective March 2, 2026, the Company’s Board of Directors authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company’s common stock. The share repurchase authorization expires on December 28, 2030. Following repurchases in the second quarter of fiscal year 2026, $30.0 million remains available under the share repurchase authorization. The timing and amounts of any such repurchases will depend on a variety of factors, including the market price of the Company’s shares and general market and economic conditions.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(c) During the three months ended July 4, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.
Exhibit Index

Exhibit No.	Exhibit Description
3.1	Third Amended and Restated Certificate of Incorporation of National Vision Holdings, Inc. - incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 10, 2021.
3.2	Fourth Amended and Restated Bylaws of National Vision Holdings, Inc. - incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 12, 2023.
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Vision Holdings, Inc.

Dated: August 13, 2026	By:	/s/ Alex Wilkes
Alex Wilkes
Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2026	By:	/s/ Christopher Laden
Christopher Laden
Chief Financial Officer
(Principal Financial and Accounting Officer)