Form 10-Q
period 2026-10-03
National Vision Holdings, Inc.
filed 2026-11-12
CIK 1710155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2026
Common stock, $0.01 par value	78,067,119

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

In thousands, except share data	As of October 3, 2026	As of January 3, 2026
ASSETS
Current assets:
Cash and cash equivalents	$59,963	$38,708
Accounts receivable, net	40,982	57,322
Inventories, net	123,783	89,318
Prepaid expenses and other current assets	31,507	40,374
Total current assets	256,235	225,722

Noncurrent assets:
Property and equipment, net	327,412	344,619
Goodwill	700,976	700,642
Trademarks and trade names	240,547	240,547
Other intangible assets, net	7,047	7,554
Right of use assets	401,151	394,896
Other assets	70,208	69,698
Total noncurrent assets	1,747,341	1,757,956
Total assets	$2,003,576	$1,983,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,992	$78,999
Other payables and accrued expenses	110,108	109,674
Unearned revenue	45,783	52,279
Deferred revenue	64,270	64,560
Current maturities of long-term debt and finance lease obligations	16,276	16,583
Current operating lease obligations	93,276	90,313
Total current liabilities	405,705	412,408

Noncurrent liabilities:
Long-term debt and finance lease obligations, less current portion and debt issuance costs	217,360	229,327
Noncurrent operating lease obligations	361,135	358,377
Deferred revenue	22,640	22,517
Other liabilities	8,734	8,944
Deferred income taxes, net	86,828	82,572
Total noncurrent liabilities	696,697	701,737
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 87,629,000 and 86,278,538 shares issued as of October 3, 2026 and January 3, 2026, respectively; 78,066,064 and 79,416,050 shares outstanding as of October 3, 2026 and January 3, 2026, respectively	876	862
Additional paid-in capital	854,320	834,000
Accumulated other comprehensive income (loss)	379	(121)
Retained earnings	318,502	255,717
Treasury stock, at cost; 9,562,936 and 6,862,488 shares as of October 3, 2026 and January 3, 2026, respectively	(272,903)	(220,925)
Total stockholders’ equity	901,174	869,533
Total liabilities and stockholders’ equity	$2,003,576	$1,983,678
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
In thousands, except per share amounts	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Revenue:
Net product sales	$410,609	$393,483	$1,253,244	$1,200,837
Net sales of services and plans	99,924	93,847	299,974	283,240
Total net revenue	510,533	487,330	1,553,218	1,484,077
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	116,858	114,615	362,249	346,215
Services and plans	93,204	88,584	275,321	262,545
Total costs applicable to revenue	210,062	203,199	637,570	608,760
Operating expenses:
Selling, general and administrative expenses	247,134	252,339	746,658	755,038
Depreciation and amortization	22,646	22,185	69,309	67,684
Asset impairment	—	—	2,506	502
Other income, net	(301)	(1)	(358)	(101)
Total operating expenses	269,479	274,523	818,115	823,123
Income from operations	30,992	9,608	97,533	52,194
Interest expense, net	2,992	4,119	9,177	12,901
Earnings before income taxes	28,000	5,489	88,356	39,293
Income tax provision	8,812	2,117	25,571	13,010
Net income	$19,188	$3,372	$62,785	$26,283

Earnings per share:
Basic	$0.24	$0.04	$0.79	$0.33
Diluted	$0.24	$0.04	$0.78	$0.33

Weighted average shares outstanding:
Basic	78,698	79,223	79,300	79,053
Diluted	80,064	81,195	80,718	80,170

Comprehensive income:
Net income	$19,188	$3,372	$62,785	$26,283
Unrealized gain on hedge instruments	74	—	667	—
Tax provision of unrealized gain on hedge instruments	18	—	167	—
Comprehensive income	$19,244	$3,372	$63,285	$26,283
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three and Nine Months Ended October 3, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
In thousands	Shares	Amount
Balances at January 3, 2026	79,416	$862	$834,000	$(121)	$255,717	$(220,925)	$869,533
Issuance of common stock (1)	1,088	11	490	—	—	—	501
Stock-based compensation	—	—	6,995	—	—	—	6,995
Purchase of treasury stock	(389)	—	—	—	—	(10,519)	(10,519)
Unrealized gain on hedge instruments, net of tax	—	—	—	315	—	—	315
Net income	—	—	—	—	31,181	—	31,181
Balances at April 4, 2026	80,115	$873	$841,485	$194	$286,898	$(231,444)	$898,006
Issuance of common stock (1)	107	1	319	—	—	—	320
Stock-based compensation	—	—	6,343	—	—	—	6,343
Purchase of treasury stock	(1,164)	—	—	—	—	(20,218)	(20,218)
Unrealized gain on hedge instruments, net of tax		—	—	129	—	—	129
Net income	—	—	—	—	12,416	—	12,416
Balances at July 4, 2026	79,058	$874	$848,147	$323	$299,314	$(251,662)	$896,996
Issuance of common stock (1)	146	2	287	—	—	—	289
Stock-based compensation	—	—	5,886	—	—	—	5,886
Purchase of treasury stock	(1,138)	—	—	—	—	(21,241)	(21,241)
Unrealized gain on hedge instruments, net of tax	—	—	—	56	—	—	56
Net income	—	—	—	—	19,188	—	19,188
Balances at October 3, 2026	78,066	$876	$854,320	$379	$318,502	$(272,903)	$901,174
(1) Consists primarily of the vesting of shares issued under the Company’s stock incentive plans and Associate Share Purchase Plan.

	Three and Nine Months Ended September 27, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
In thousands	Shares	Amount
Balances at December 28, 2024	78,775	$854	$807,048	$—	$226,117	$(217,686)	$816,333
Issuance of common stock (1)	403	4	261	—	—	—	265
Stock-based compensation	—	—	7,000	—	—	—	7,000
Purchase of treasury stock	(128)	—	—	—	—	(1,624)	(1,624)
Unrealized gain on hedge instruments, net of tax	—	—	—	—	—	—	—
Net income	—	—	—	—	14,186	—	14,186
Balances at March 29, 2025	79,050	$858	$814,309	$—	$240,303	$(219,310)	$836,160
Issuance of common stock (1)	130	1	470	—	—	—	471
Stock-based compensation	—	—	5,280	—	—	—	5,280
Purchase of treasury stock	(5)	—	—	—	—	(55)	(55)
Unrealized gain on hedge instruments, net of tax	—	—	—	—	—	—	—
Net income	—	—	—	—	8,725	—	8,725
Balances at June 28, 2025	79,175	$859	$820,059	$—	$249,028	$(219,365)	$850,581
Issuance of common stock (1)	121	1	276	—	—	—	277
Stock based compensation	—	—	5,407	—	—	—	5,407
Purchase of treasury stock	(36)	—	—	—	—	(876)	(876)
Unrealized gain on hedge instruments, net of tax	—	—	—	—	—	—	—
Net income	—	—	—	—	3,372	—	3,372
Balances at September 27, 2025	79,260	$860	$825,742	$—	$252,400	$(220,241)	$858,761
(1) Consists primarily of the vesting of shares issued under the Company’s stock incentive plans and Associate Share Purchase Plan.
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
In thousands	October 3, 2026	September 27, 2025
Cash flows from operating activities:
Net income	$62,785	$26,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,309	67,684
Amortization of debt issuance costs	725	932
Amortization of cloud computing implementation costs	9,951	6,823
Asset impairment	2,506	502
Deferred income tax expense (benefit)	4,256	(879)
Stock-based compensation expense	19,301	17,836
Inventory adjustments	4,361	3,818
Other	489	(334)
Changes in operating assets and liabilities:
Accounts receivable	16,248	2,974
Inventories	(38,826)	2,088
Operating lease right of use assets and lease liabilities	149	(2,249)
Other assets	(7,636)	(26,077)
Accounts payable	(3,007)	20,621
Deferred and unearned revenue	(6,663)	7,686
Other liabilities	925	5,426
Net cash provided by operating activities	134,873	133,134
Cash flows from investing activities:
Purchase of property and equipment	(55,481)	(48,441)
Other	5,006	(3,848)
Net cash used for investing activities	(50,475)	(52,289)
Cash flows from financing activities:
Repayments on long-term debt	(19,937)	(94,712)
Borrowings on long-term debt	10,000	—
Payments on finance lease obligations	(2,485)	(2,255)
Proceeds from issuance of common stock	1,110	1,013
Purchase of treasury stock	(51,998)	(2,555)
Net cash used for financing activities	(63,310)	(98,509)
Net change in cash, cash equivalents and restricted cash	21,088	(17,664)
Cash, cash equivalents and restricted cash, beginning of year	40,302	75,237
Cash, cash equivalents and restricted cash, end of period (See Note 2)	$61,390	$57,573

Supplemental cash flow disclosure information:
Cash paid for interest	$11,053	$14,629
Cash paid for taxes	$5,099	$17,658
Capital expenditures accrued at the end of the period	$11,229	$6,764
Operating cash outflows - operating leases	$90,994	$88,688
Right of use assets acquired under operating leases	$76,697	$44,625
The accompanying notes are an integral part of these condensed consolidated financial statements.

National Vision Holdings, Inc. and Subsidiaries

National Vision Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Basis of Presentation
Nature of Operations
National Vision Holdings, Inc. (“NVHI,” the “Company,” “we,” “our,” or “us”) is a holding company whose operating subsidiaries include its indirect wholly-owned subsidiary, National Vision, Inc. (“NVI”) and NVI’s wholly-owned subsidiaries. We are a leading value retailer of eyeglasses and contact lenses in the United States (the “U.S.”). We operated 1,285 and 1,250 retail optical locations in the U.S. and its territories as of October 3, 2026 and January 3, 2026, respectively, through our four store brands, including America’s Best Contacts and Eyeglasses (“America’s Best”), Eyeglass World (“EGW”), Vista Optical locations on select U.S. Army/Air Force military bases (“Military”) and within select Fred Meyer stores. Additionally, we operate omni-channel websites for our America’s Best, Eyeglass World and Military brands, as well as a dedicated e-commerce website.
We also operate a specialized health maintenance organization (“HMO”) that is licensed as a single-service health plan under California law, FirstSight. The HMO issues individual vision plans in connection with our America’s Best operations in California.
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
Certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted; however, we believe that the disclosures included herein are sufficient for a fair presentation of the information presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the fiscal year ended January 3, 2026 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2026 (the “2025 Annual Report on Form 10-K”). The Company’s significant accounting policies are set forth in Note 1 within those consolidated financial statements. We use the same accounting policies in preparing interim condensed consolidated financial information and annual consolidated financial statements. There were no changes to our significant accounting policies during the nine months ended October 3, 2026.
The condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The Company has consolidated certain entities meeting the definition of a variable interest entity (“VIE”) as the Company concluded that it is the primary beneficiary of the entities under the provisions of Accounting Standards Codification 810, Consolidation. As of October 3, 2026, the variable interest entities include 27 professional corporations. The total assets of the consolidated VIEs included in the accompanying Condensed Consolidated Balance Sheets as of October 3, 2026 and January 3, 2026, were $6.6 million and $4.6 million, respectively, and the total liabilities of the consolidated VIEs were $8.7 million and $6.9 million, respectively.
Fiscal Year
Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31. Fiscal year 2026 contains 52 weeks and will end on January 2, 2027. Fiscal year 2025 contained 53 weeks and ended on January 3, 2026. All three and nine month periods presented herein contain 13 and 39 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.
Seasonality
The consolidated results of operations for the three and nine months ended October 3, 2026 and September 27, 2025, are not necessarily indicative of the results to be expected for the full fiscal year due to seasonality and uncertainty of general economic conditions that may impact our key markets. Historically, our business has realized a higher portion of net revenue, income from operations, and cash flows from operations in the first half of the year, and a lower portion of net revenue, income from operations, and cash flows from operations in the fourth fiscal quarter. The first half seasonality is attributable primarily to annual health insurance program start/reset periods. Seasonality related to fourth quarter holiday spending by retail customers generally does not impact our business. Our quarterly consolidated results generally may also be affected by the timing of new store openings, store closings, and certain holidays.

CARES Act
Accounts receivable, net on the Condensed Consolidated Balance Sheets as of January 3, 2026 includes a $9.0 million receivable under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. During the nine months ended October 3, 2026, the Company received the full payment of these CARES Act credits.
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
Severance Benefits
We recognized $2.2 million during the nine months ended October 3, 2026, and $0.8 million and $2.9 million during the three and nine months ended September 27, 2025, respectively, related to severance benefits for certain associates in the Corporate and other category within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income. These charges were recognized in accordance with FASB guidance on employers’ accounting for postemployment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate. Refer to Note 11. “Restructuring” for information on employee termination benefits related to the Eyeglass World lab optimization initiative.
Stock-Based Compensation
During the nine months ended October 3, 2026, we granted performance stock units to certain employees. The number of shares issued will be determined based on the level of achievement of predefined performance and market conditions, including adjusted operating income, return on invested capital, relative total shareholder return versus a peer group and an absolute total shareholder return feature, with a performance period of three years and a requisite service period of three to five years. We recognize compensation expense on performance stock units ratably over the requisite performance period of the award to the extent management views the performance goals as probable of attainment. We recognize compensation expense for the fair value of the relative total shareholder return versus the peer group component and the absolute total shareholder return component over the requisite service period of such awards using a Monte Carlo simulation.
Asset Impairment
We recognized $2.5 million of impairment charges during the nine months ended October 3, 2026 related to the Eyeglass World lab optimization initiative, compared to $0.5 million of impairment charges related to tangible long-lived store assets and Right of Use (“ROU”) assets for the nine months ended September 27, 2025. The impairments were recognized in Corporate and other, and are reflected in Asset impairment in the Condensed Consolidated Statements of Operations and Comprehensive Income. Refer to Note 11. “Restructuring” for information on the Eyeglass World lab optimization initiative and to Note 3. “Fair Value Measurement” for additional information on impairment charges.
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
Income Taxes
Our effective tax rate for the three months ended October 3, 2026 was 31.5%, reflecting our statutory federal and state rate of 25.1%, non-deductible compensation expense and the effects of other permanent items. Our effective tax rate for the nine months ended October 3, 2026 was 28.9%, reflecting our statutory federal and state rate of 25.1%, non-deductible compensation expense, partially offset by the discrete benefit of permanent adjustments related to equity compensation.
Our effective tax rate for the three months ended September 27, 2025 was 38.6%, reflecting our statutory federal and state rate of 25.2% and effects of permanent items. Our effective tax rate for the nine months ended September 27, 2025 was 33.1%, reflecting our statutory federal and state rate of 25.2%, discrete effects of permanent adjustments related to equity compensation and other effects of permanent items.
Share Repurchases
Effective March 2, 2026, the Board authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company’s common stock until December 28, 2030. During the nine months ended October 3, 2026, the Company repurchased approximately 2.2 million shares for $40.0 million. As of October 3, 2026, the authorization has remaining capacity of $10.0 million.
Subsequent to the end of the third quarter, effective November 9, 2026, the Board authorized the Company to repurchase up to $100 million aggregate amount of shares of the Company’s common stock until December 28, 2030. The new share repurchase authorization replaces the share repurchase authorization approved effective March 2, 2026.
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
IEEPA Tariff Refunds
On February 20, 2026, the U.S. Supreme Court invalidated tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). The President immediately introduced new tariffs under different statutory authority, though the scope, duration, and the likelihood and outcome of further legal challenges to these tariffs remain uncertain. Beginning on June 16, 2026, the Company filed claims with U.S. Customs and Border Protection seeking refunds of $4.9 million of IEEPA tariffs previously paid by the Company. As of October 3, 2026, the Company has received refunds totaling $4.9 million and $0.2 million in interest. Of the tariff refunds received, $4.7 million were recorded as a reduction of cost of products during the period, while $0.2 million reduced the carrying value of inventory, with related interest recognized in interest expense, net. On November 2, 2026, the Company filed a claim with the U.S. Court of International Trade seeking refunds of IEEPA tariffs paid on finally liquidated entries, which were not eligible for refund through the CBP claim process. The Company has not recognized any amounts related to this claim. The Company continues to monitor developments related to the refund process, including future eligibility and claim procedures, and may pursue additional refund claims as opportunities become available.
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

2. Details of Certain Balance Sheet Accounts
The following table provides a reconciliation of cash and cash equivalents reported within the Condensed Consolidated Balance Sheets to the total of Cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statement of Cash Flows:

	Nine Months Ended
In thousands	October 3, 2026	September 27, 2025
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$59,963	$56,030
Restricted cash included in Other assets (1)	1,427	1,543
	$61,390	$57,573
(1) Restricted cash relates to regulatory requirements associated with our FirstSight operations.

The following tables provide additional details of Inventories, net as of the dates shown below:

In thousands	As of October 3, 2026	As of January 3, 2026
Inventories, net:
Raw materials and work in process (1)	$91,595	$65,775
Finished goods	32,188	23,543
	$123,783	$89,318
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
Long-lived Store and ROU Store Assets
The Company recognized $2.5 million of impairment charges during the nine months ended October 3, 2026, related to the Eyeglass World lab optimization initiative. Refer to Note 11. “Restructuring” for additional information. The fair value of the impaired equipment was determined using a market approach based on market information for comparable used equipment, adjusted as necessary to reflect the age, condition, functionality, and marketability of the specific assets. Significant judgment was required in estimating the recoverable values of the assets, and changes in market conditions or assumptions could result in different fair value measurement. The estimated remaining fair value of the assets impaired during the nine months ended October 3, 2026 was $0.7 million.
We recognized $0.5 million related to tangible long-lived store assets and ROU assets for the nine months ended September 27, 2025. The cash flows used in estimating fair value were discounted using a market rate of 10.5% during the nine months ended September 27, 2025. A decrease in the estimated cash flows would lead to a lower fair value measurement, as would an increase in the discount rate. The estimated remaining fair value of the store assets impaired during the nine months ended September 27, 2025 was $0.5 million. Substantially all of the remaining fair value of the impaired store assets represents the fair value of ROU assets.
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

4. Debt
Our debt consists of the following:

In thousands	As of October 3, 2026	As of January 3, 2026
Term Loan A, due June 13, 2028	$227,688	$237,625
Revolving Loans, due June 13, 2028 (aggregate principal amount $300 million)	—	—
Debt before unamortized issuance costs	227,688	237,625
Unamortized debt issuance costs - Term Loan A	(797)	(1,137)
Debt less debt issuance costs	226,891	236,488
Less current maturities	(13,250)	(13,250)
Long-term debt - noncurrent portion	213,641	223,238
Finance lease obligations	6,745	9,422
Less current maturities	(3,026)	(3,333)
Long-term debt and finance lease obligations, less current portion and debt issuance costs	$217,360	$229,327

Scheduled annual maturities of debt are as follows:

Fiscal Period	In thousands
2026 - remainder of fiscal year	$3,313
2027	13,250
2028	211,125
$227,688
We were in compliance with all covenants related to our debt as of October 3, 2026.
2025 Notes
During fiscal year 2025, the Company fully repaid the 2.50% convertible senior notes due on May 15, 2025 (“2025 Notes”).
We recognized the following in Interest expense, net in the Condensed Consolidated Statements of Operations and Comprehensive Income, related to the 2025 Notes:

Nine Months Ended
In thousands	September 27, 2025
Contractual interest expense	$802
Amortization of issuance costs	$191

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
We recognized gains on the change in fair value of the interest rate swap of $0.1 million and $0.9 million in Other comprehensive income (loss) during the three and nine months ended October 3, 2026, respectively. A net gain of $0.1 million and $0.2 million was reclassified from Accumulated other comprehensive income (loss) into Interest expense, net, during the three and nine months ended October 3, 2026, respectively.
As of October 3, 2026, the Company expects to reclassify $0.4 million of unrealized gains on the derivative, net of tax, from AOCI into earnings in the next 12 months. Cash flows related to derivatives are included in the operating section of the Condensed Consolidated Statements of Cash Flows. See Note 10. “Accumulated Other Comprehensive Income (Loss)” for further details.
Our cash flow hedge position related to derivatives designated as hedging instruments under ASC 815 is as follows:

In thousands	Balance Sheet Classification	As of October 3, 2026	As of January 3, 2026
Current portion	Prepaid expenses and other current assets	$506	$—
Non-current portion	Other assets	—	—
Current portion	Other payables and accrued expenses	—	45
Non-current portion	Other liabilities	—	116
Total derivative liabilities or assets designated as hedging instruments		$506	$161

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
The following disaggregation of revenues depicts our revenue based on the timing of revenue recognition:

	Three Months Ended		Nine Months Ended
In thousands	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Revenues recognized at a point in time	$478,219	$455,460	$1,456,092	$1,388,697
Revenues recognized over time	32,314	31,870	97,126	95,380
Total net revenue	$510,533	$487,330	$1,553,218	$1,484,077
Refer to Note 8. “Segment Reporting” for the Company’s disaggregation of net revenue. As our operating segments are aligned by similar economic factors, trends and customers, the reportable segment view best depicts how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors.
We record reductions in revenue for estimated price concessions granted to managed care providers. The Company considers its revenue from managed care customers to include variable consideration, which is estimated based on history of concessions provided and cash receipts from managed care providers. We reduced our net revenue for variable consideration of $2.7 million and $2.6 million during the three months ended October 3, 2026 and September 27, 2025, respectively, and $5.8 million and $10.3 million during the nine months ended October 3, 2026 and September 27, 2025, respectively.
Unsatisfied Performance Obligations (Contract Liabilities)
During the three months ended October 3, 2026 and September 27, 2025, we recognized $23.6 million and $23.0 million, respectively, of deferred revenues outstanding at the beginning of each respective period. During the nine months ended October 3, 2026 and September 27, 2025, we recognized $55.6 million and $54.0 million, respectively, of deferred revenues outstanding at the beginning of each respective period.
Our deferred revenue balance as of October 3, 2026 and January 3, 2026 was $86.9 million and $87.1 million, respectively. Deferred revenue recorded as of October 3, 2026 is expected to be reflected in future operating results as follows:

Fiscal Year	In thousands
2026 - remainder of fiscal year	$23,505
2027	46,335
2028	13,995
2029	3,075
$86,910

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

On August 7, 2026, a putative class action complaint was filed against the Company in the U.S. District Court for the Eastern District of California on behalf of a purported class of all U.S. residents who accessed and navigated the AmericasBest.com website (the "Privacy Action"). The Privacy Action alleges that the website's advertising technology provided by Meta Platforms, Inc. and Google LLC collected and shared users' personally identifiable information and protected health information in violation of the Electronic Communications Privacy Act ("ECPA"), the California Invasion of Privacy Act ("CIPA"), the California Comprehensive Computer Data Access and Fraud Act ("CDAFA") and the California Constitution, and seeks statutory damages, injunctive relief and attorneys' fees. The Company disputes the allegations in the complaint and intends to defend the matter vigorously. Given the early stage of the litigation, the Company is unable to estimate the amount of any reasonably possible loss or range of losses.

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

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
In thousands
Owned & Host revenue:
Net product sales	$411,615	$390,440	$1,231,986	$1,187,258
Net sales of services and plans	98,960	95,156	299,748	287,471
Total Owned & Host revenue	510,575	485,596	1,531,734	1,474,729
Less:
Owned & Host costs applicable to revenue (exclusive of depreciation and amortization)
Cost of products	114,005	109,981	347,605	331,728
Cost of services and plans	93,203	88,688	275,185	262,556
Owned & Host SG&A	185,100	186,400	553,092	555,444
Owned & Host segment EBITDA	118,267	100,527	355,852	325,001
Corporate and other	(60,663)	(65,501)	(193,825)	(198,448)
Effects of unearned and deferred revenue	(3,966)	(3,233)	4,815	(6,675)
Depreciation and amortization	(22,646)	(22,185)	(69,309)	(67,684)
Interest expense, net	(2,992)	(4,119)	(9,177)	(12,901)
Earnings before income taxes	$28,000	$5,489	$88,356	$39,293
The following table presents a reconciliation of revenue:

	Three Months Ended		Nine Months Ended
In thousands	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Revenue
Owned & Host	$510,575	$485,596	$1,531,734	$1,474,729
Corporate and other	5,354	5,343	14,572	16,696
Effects of unearned and deferred revenue	(5,396)	(3,609)	6,912	(7,348)
Total consolidated revenue	$510,533	$487,330	$1,553,218	$1,484,077

9. Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) calculations is as follows:

	Three Months Ended		Nine Months Ended
In thousands, except per share amounts	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Numerator:
Net income	$19,188	$3,372	$62,785	$26,283

Denominator:
Weighted average shares outstanding, Basic	78,698	79,223	79,300	79,053
Dilutive effect of share-based awards (1)	1,366	1,972	1,418	1,117
Weighted average shares outstanding, Diluted	80,064	81,195	80,718	80,170

Earnings per share:
Basic	$0.24	$0.04	$0.79	$0.33
Diluted	$0.24	$0.04	$0.78	$0.33

Anti-dilutive securities excluded from diluted weighted average common shares	897	312	751	845
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

	Three Months Ended	Nine Months Ended
In thousands	October 3, 2026	October 3, 2026
Cash flow hedging activity:
Balance at beginning of period	$323	$(121)
Other comprehensive income (loss) before reclassification	141	853
Tax effect of other comprehensive income (loss) before reclassification	(35)	(214)
Amount reclassified from AOCI (AOCL) into interest expense	(67)	(186)
Tax effect of amount reclassified from AOCI (AOCL) into interest expense	17	47
Net current period other comprehensive income (loss), net of tax	56	500
Balance at end of period	$379	$379
See Note 5. “Interest Rate Derivatives” for a description of the Company’s use of cash flow hedging derivatives.
11. Restructuring
Eyeglass World Lab Optimization Initiative
During the nine months ended October 3, 2026, the Company initiated an Eyeglass World lab optimization initiative designed to optimize certain in-store laboratory functions by transitioning in-store lab surfacing activities to the Company's central laboratory operations. As a result of this transition, the Company eliminated certain positions within the affected in-

store laboratories, impaired certain laboratory equipment and wrote off inventory that is no longer expected to be utilized in operations.
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
The following table presents the charges recognized related to the plan and their classification within the Condensed Consolidated Statements of Operations and Comprehensive Income for the nine months ended October 3, 2026.

In thousands	Income Statement Classification	Nine Months Ended October 3, 2026
Employee termination benefits	Costs of services and plans	$131
Asset impairment	Asset impairment	2,506
Inventory write-off	Costs of products applicable to revenue	206
Other Costs	Selling, general, and administrative expenses	237
Total restructuring charges		$3,080

As of October 3, 2026, the Company has paid the full $0.1 million of restructuring-related employee termination benefits and no related liability remained outstanding. These charges were recognized in accordance with FASB guidance on accounting for costs associated with exit or disposal activities. All expenses were recognized in the Corporate and Other category.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q (this “Form 10-Q”) and the audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2026 (the “2025 Annual Report on Form 10-K”). This discussion contains forward-looking statements that reflect our plans, estimates and beliefs as of the date hereof and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of the 2025 Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Form 10-Q.
Overview
We are one of the largest optical retailers in the U.S. and a leader in the value segment of the U.S. optical retail industry. We believe that vision is central to quality of life and that people deserve to see their best to live their best. Our mission is to make quality eye care and eyewear more affordable and accessible. We achieve this by providing eye exams, eyeglasses and contact lenses to consumers across the nation. Our range of quality product offerings at multiple price points makes us an attractive destination for consumers of all income levels. As of October 3, 2026, we reach our customers through a diverse portfolio of 1,285 retail stores across four brands, our associated omni-channel consumer websites and our dedicated e-commerce consumer website.
Brand and Segment Information
As of October 3, 2026, our operations consisted of one reportable segment.
•Owned & Host - As of October 3, 2026, our owned brands consisted of 1,074 America’s Best Contacts and Eyeglasses (“America’s Best”) retail stores and 121 Eyeglass World retail stores. Our Host brands consisted of 72 Vista Optical locations on select military bases and 18 Vista Optical locations within select Fred Meyer stores as of October 3, 2026. All brands utilize our centralized laboratories. This segment also includes sales from our America’s Best, Eyeglass World, and Military omni-channel websites.
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
The overall economic environment continues to be uncertain and macroeconomic factors that may affect customer spending patterns, and thereby our results of operations, include tariffs and other trade restrictions; inflation; wages and employment levels; business conditions; changes in the housing market; the availability of credit; interest rates; tax rates and policies; fuel and energy prices; changes in government programs and policies, including those affecting healthcare coverage and reimbursement; and overall consumer confidence in future economic conditions, as well as geopolitical uncertainty and conflicts. The current macroeconomic environment continues to pressure consumer discretionary spending and has caused shifts in consumer behaviors and preferences, which we expect to continue. As a result, the predictability of recurring purchase behavior remains uncertain, primarily for the cash pay consumer.
The United States has made changes to U.S. trade policy, including increasing tariffs on imports, in some cases significantly, and potentially negotiating or terminating existing trade agreements. On February 20, 2026, the U.S. Supreme Court held that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were invalid. The Administration subsequently imposed tariffs under other statutory authorities, including tariffs of 10% to 12.5% under Section 301 of the Trade Act of 1974, as amended, effective July 24, 2026, and additional pending investigations under Section 301 and Section 232 of the Trade Expansion Act of 1962, as amended, may result in further tariffs. The U.S. government has appealed a Court of International Trade ("CIT") order requiring IEEPA refunds, challenging, among other matters, the scope of refund relief, refunds for importers that were not parties to the litigation and refunds for finally liquidated entries.
Beginning on June 16, 2026, the Company filed claims with U.S. Customs and Border Protection ("CBP") seeking refunds of IEEPA tariffs previously paid by the Company and, as of October 3, 2026, has received refunds totaling approximately $4.9 million and $0.2 million in interest. See Note 1. "Description of Business and Basis of Presentation" in our condensed consolidated financial statements for additional information. Subsequent to the end of the third quarter, on November 2, 2026, the Company filed a claim with the CIT seeking refunds of IEEPA tariffs paid on all finally liquidated entries, which were not eligible for refund through the CBP claim process. The timing and amount of any recovery are uncertain, including as a result of the U.S. government's pending appeal on this issue, and the Company has not recognized any amounts related to this claim.
These actions have created continued uncertainty in global markets. Less than 10% of our costs applicable to revenue are directly subject to tariffs on products from China. In Mexico, where our exposure relates to our outsourcing relationship with our third-party laboratory, we have mitigation plans in place, and we estimate that less than 1% of our costs applicable to revenue are subject to tariffs in Mexico; however, on July 1, 2026, the United States announced that it would not renew the United States-Mexico-Canada Agreement in its current form. We are continuing to evaluate these developments, including impacts on our supply chain, commodity costs, and consumer spending, and our ability to offset a portion of these costs to mitigate the impact on our business, consolidated results of operations, and financial condition.
Inflation has resulted in increased costs and greater profitability pressure. We have experienced wage rate pressure and increases in raw materials prices, which we expect to continue. These pressures, together with tariffs and energy prices, could impact our profitability, and we may attempt to offset such increases through various pricing actions. We have historically employed a simple low price/high value strategy seeking to balance our pricing and growth in a way that consistently delivers savings to our customers. We are continuing this commitment to value, while at the same time modernizing our pricing strategy to maximize that value across a broader range of consumers. We have taken and may continue to take pricing actions and introduce limited-time promotions or new offers designed to increase demand traffic, awareness and drive sales. In fiscal 2025, we implemented price increases to each of our America’s Best and Eyeglass World opening offers and continued to evolve our product mix to include a greater percentage of frames at price points over $99. We believe that these changes will enable us to continue to offer the best possible value and service to our customers at prices that allow us to maintain our brands’ strong value propositions in the marketplace. Several factors may impact the level of success of such actions and promotions, including consumer sentiment, macroeconomic conditions and marketing effectiveness, and as a result, if they do not meet our expectations, they could negatively impact our margins and profitability.
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
We anticipate continuing our investment in remote medicine, including adding hybrid doctors to our network, whereby an onsite optometrist in one store is able to see patients remotely in another store where feasible and advantageous to the business, dependent upon state-by-state regulatory requirements. The ability to offer a remote care patient journey continues to drive increased exam capacity, allowing us to meet the consumer when and where they need care.
Historically, our business has experienced seasonality in the first half of the year that we believe is primarily attributable to health insurance start/reset periods and predictable consumer propensity to seek eye care and eyewear.
In the beginning of the second quarter, we made an important strategic move to re-platform AmericasBest.com. This is a key step in our unified commerce journey to strengthen our digital foundation, improve the customer experience, and, over time, better connect our online and store experiences. A re-platforming of this scale resets parts of the digital storefront and traffic was disrupted as search and social optimization resets. We managed the transition anchored in data, clear operating focus, discipline and a healthy sense of urgency and saw sequential improvement in the second quarter. All websites were successfully migrated to the new platform within the second quarter and we have not experienced any additional impacts.
Refer to Part I, Item 1A. “Risk Factors” in the Company’s 2025 Annual Report on Form 10-K for a more complete discussion of the risks we face.
How We Assess the Performance of Our Business
We consider a variety of financial and operating measures in assessing the performance of our business. The key measures we use to determine how our consolidated business and operating segments are performing are net revenue, costs applicable to revenue, and selling, general, and administrative expenses. In addition, we also review store growth, Adjusted Comparable Store Sales Growth, Adjusted Operating Income, Adjusted Operating Margin, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted Diluted EPS.
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
New Store Openings
The total number of new stores per year and the timing of store openings has had an impact, and we expect will continue to have an impact, on our results. As of October 3, 2026, we have opened 25 new stores, not inclusive of the addition of 20 Military stores in April 2026, and plan to open an additional five stores during the remainder of 2026 while continuing to invest capital in existing operations to enhance the overall store experience. We expect to open approximately 50-55 new stores in fiscal 2027, while we continue to monitor and determine our plans for future new store openings at a level appropriate for incremental free cash flow generation.

Adjusted Comparable Store Sales Growth
We measure Adjusted Comparable Store Sales Growth as the increase or decrease in sales recorded by the comparable store base in any reporting period, compared to sales recorded by the comparable store base in the prior reporting period, which we calculate as follows: (i) sales are recorded at the point of sale; (ii) sales are adjusted for managed care insurance collection estimates; (iii) stores are added to the calculation during the 13th full fiscal month following the store’s opening; (iv) closed stores are removed from the calculation for time periods that are not comparable; (v) sales from partial months of operation are excluded when stores do not open or close on the first day of the month; (vi) when applicable, we adjust for the effect of the 53rd week; and (vii) in fiscal years following a 53-week fiscal year, there is a one week calendar shift to the comparable prior-year period. For the calculation of the adjusted comparable store sales growth for the three months ended October 3, 2026, we compared weeks 27 through 39 in fiscal 2026 against weeks 28 through 40 in fiscal 2025 and for the nine months ended October 3, 2026, we compared weeks 1 through 39 in fiscal year 2026 against weeks 2 through 40 in fiscal year 2025. Quarterly, year-to-date and annual adjusted comparable store sales are aggregated using only sales from all whole months of operation included in both the current reporting period and the prior reporting period. When a partial month is excluded from the calculation, the corresponding month in the subsequent period is also excluded from the calculation. There may be variations in the way in which some of our competitors and other retailers calculate comparable store sales. As a result, our adjusted comparable store sales may not be comparable to similar data made available by other retailers.
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

	Three Months Ended		Nine Months Ended
In thousands, except earnings per share, percentage and store data	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Revenue:
Net product sales	$410,609	$393,483	$1,253,244	$1,200,837
Net sales of services and plans	99,924	93,847	299,974	283,240
Total net revenue	510,533	487,330	1,553,218	1,484,077
Costs applicable to revenue (exclusive of depreciation and amortization):
Products	116,858	114,615	362,249	346,215
Services and plans	93,204	88,584	275,321	262,545
Total costs applicable to revenue	210,062	203,199	637,570	608,760
Operating expenses:
Selling, general and administrative expenses	247,134	252,339	746,658	755,038
Depreciation and amortization	22,646	22,185	69,309	67,684
Asset impairment	—	—	2,506	502
Other income, net	(301)	(1)	(358)	(101)
Total operating expenses	269,479	274,523	818,115	823,123
Income from operations	30,992	9,608	97,533	52,194
Interest expense, net	2,992	4,119	9,177	12,901
Earnings before income taxes	28,000	5,489	88,356	39,293
Income tax provision	8,812	2,117	25,571	13,010
Net income	$19,188	$3,372	$62,785	$26,283

Supplemental operating data:
Number of stores open at end of period	1,285	1,242	1,285	1,242
New stores opened during the period	8	4	25	21
Adjusted Operating Income	$37,125	$19,807	$124,159	$84,883
Diluted EPS	$0.24	$0.04	$0.78	$0.33
Adjusted Diluted EPS	$0.30	$0.13	$1.01	$0.65
Adjusted EBITDA	$59,602	$41,823	$192,961	$152,060

Percentage of net revenue:
Total costs applicable to revenue	41.1%	41.7%	41.0%	41.0%
Selling, general and administrative expenses	48.4%	51.8%	48.1%	50.9%
Total operating expenses	52.8%	56.3%	52.7%	55.5%
Net income	3.8%	0.7%	4.0%	1.8%
Adjusted Operating Income	7.3%	4.1%	8.0%	5.7%
Adjusted EBITDA	11.7%	8.6%	12.4%	10.2%

Three Months Ended October 3, 2026 compared to Three Months Ended September 27, 2025
Unless otherwise noted, the discussion below is based on results, substantially all of which are, attributable to our single reportable segment, Owned & Host.
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for the three months ended October 3, 2026 compared to the three months ended September 27, 2025.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(1)(2)
In thousands, except percentage and store data	Three Months Ended October 3, 2026	Three Months Ended September 27, 2025	October 3, 2026	September 27, 2025	Three Months Ended October 3, 2026		Three Months Ended September 27, 2025
Owned & Host segment
America’s Best	3.4%	8.1%	1,074	1,049	$453,138	88.8%	$428,785	88.0%
Eyeglass World	(2.5)%	5.2%	121	122	47,604	9.3%	48,754	10.0%
Military	1.9%	4.4%	72	53	7,671	1.5%	5,895	1.2%
Fred Meyer	3.2%	4.1%	18	18	2,162	0.4%	2,162	0.4%
Owned & Host segment total			1,285	1,242	$510,575	100.0%	$485,596	99.6%
Corporate and Other	—	—	—	—	5,354	1.1%	5,343	1.1%
Effects of unearned and deferred revenue	—	—	—	—	(5,396)	(1.1)%	(3,609)	(0.7)%
Total	3.6%	6.8%	1,285	1,242	$510,533	100.0%	$487,330	100.0%
Effect of deferred and unearned revenue on comparable store sales	(0.8)%	0.9%
Adjusted Comparable Store Sales Growth	2.8%	7.7%
(1) We calculate total comparable store sales based on consolidated net revenue excluding the impact of (i) Corporate and other revenue, (ii) sales from stores opened less than 13 months, (iii) stores closed in the periods presented, (iv) sales from partial months of operation when stores do not open or close on the first day of the month (v) if applicable, the impact of a 53rd week in a fiscal year, and (vi) in fiscal years following a 53-week fiscal year, there is a one week calendar shift to the comparable prior-year period. For the calculation of the adjusted comparable store sales growth in the third quarter of 2026, we compared weeks 27 through 39 in fiscal 2026 against weeks 28 through 40 in fiscal 2025. Brand-level comparable store sales growth is calculated based on point-of-sale revenues consistent with what the CODM reviews, and consistent with reportable segment revenues presented in Note 8. “Segment Reporting” in our unaudited condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q.
(2) Percentages reflect line item as a percentage of net revenue, adjusted for rounding.

	Three Months Ended
(in thousands)	October 3, 2026	September 27, 2025	$ Change	% Change
Total net revenue	$510,533	$487,330	$23,203	4.8%
Net product sales	$410,609	$393,483	$17,126	4.4%
As a percentage of total net revenue	80.4%	80.7%
Net sales of services and plans	$99,924	$93,847	$6,077	6.5%
As a percentage of total net revenue	19.6%	19.3%
Total net revenue of $510.5 million for the three months ended October 3, 2026 increased $23.2 million, or 4.8%, from $487.3 million for the three months ended September 27, 2025. The increase was primarily driven by Adjusted Comparable Store Sales Growth, new store sales, partially offset by closed stores and the timing of unearned revenue. Unearned and deferred revenue negatively impacted net revenue by $1.8 million during the three months ended October 3, 2026 compared to the three months ended September 27, 2025.

Net product sales increased $17.1 million, or 4.4%, in the three months ended October 3, 2026 compared to the three months ended September 27, 2025, primarily due to product mix and pricing initiatives in eyeglass sales of $15.2 million and contact lens sales of $1.7 million.
Net sales of services and plans for the three months ended October 3, 2026 increased $6.1 million, or 6.5%, compared to the three months ended September 27, 2025, driven primarily by higher eye exam revenues of $5.6 million, primarily reflecting the impact of pricing actions.
Comparable store sales growth and Adjusted Comparable Store Sales Growth for the three months ended October 3, 2026 were 3.6% and 2.8%, respectively, both reflecting a higher average ticket and continued strength in the managed care cohort, partially offset by lower customer traffic.
In the three months ended October 3, 2026, we opened eight America’s Best stores and closed three America’s Best and one Eyeglass World stores. Overall, store count grew 3.5% from September 27, 2025 to October 3, 2026.
Costs applicable to revenue

	Three Months Ended
(in thousands)	October 3, 2026	September 27, 2025	$ Change	% Change
Total costs applicable to revenue	$210,062	$203,199	$6,863	3.4%
As a percentage of total net revenue	41.1%	41.7%
Total costs of products	$116,858	$114,615	$2,243	2.0%
As a percentage of net product sales	28.5%	29.1%
Total costs of services and plans	$93,204	$88,584	$4,620	5.2%
As a percentage of net sales of services and plans	93.3%	94.4%
Costs applicable to revenue increased $6.9 million, or 3.4% in the three months ended October 3, 2026, compared to the three months ended September 27, 2025. As a percentage of net revenue, costs applicable to revenue decreased 60 basis points and were primarily driven by a one-time benefit of IEEPA tariff refunds of 90 basis points and leverage of optometrist-related costs on higher exam revenue, partially offset by lower eyeglass margin rate resulting from a strategic mix shift toward higher-value product offerings of 70 basis points.

Costs of products as a percentage of net product sales decreased 60 basis points, primarily driven by a one-time benefit of IEEPA tariff refunds, partially offset by lower eyeglass margin rate resulting from a strategic mix shift toward higher-value product offerings.
Costs of services and plans as a percentage of net sales of services and plans decreased 110 basis points, primarily driven by leverage of optometrist-related costs on higher exam revenue.
Selling, general and administrative

	Three Months Ended
(in thousands)	October 3, 2026	September 27, 2025	$ Change	% Change
SG&A	$247,134	$252,339	$(5,205)	(2.1)%
As a percentage of total revenue	48.4%	51.8%
SG&A of $247.1 million for the three months ended October 3, 2026 decreased $5.2 million, or 2.1%, compared to the three months ended September 27, 2025. As a percentage of net revenue, SG&A decreased 340 basis points primarily driven by 190 basis points from improved store labor efficiency, lower variable incentive compensation of 80 basis points, as well as 50 basis points from continued execution of cost optimization efforts.

Depreciation and amortization
Depreciation and amortization expense of $22.6 million for the three months ended October 3, 2026 increased $0.5 million, or 2.1%, from $22.2 million for the three months ended September 27, 2025, primarily driven by capital investments in our stores.
Asset impairment
We did not recognize any impairment charges during the three months ended October 3, 2026 and September 27, 2025.

Interest expense, net
Interest expense, net, of $3.0 million for the three months ended October 3, 2026 decreased $1.1 million from $4.1 million for the three months ended September 27, 2025, primarily as a result of lower interest expense of $0.7 million resulting from lower outstanding debt balance and higher interest income of $0.3 million.
Income tax provision
Our effective tax rates for the three months ended October 3, 2026 and September 27, 2025 were 31.5% and 38.6%, respectively. The change in effective tax rates was primarily driven by an increase in income before taxes in the three months ended October 3, 2026 compared to the three months ended September 27, 2025.

Nine Months Ended October 3, 2026 compared to Nine Months Ended September 27, 2025
Unless otherwise noted, the discussion below is based on results, substantially all of which are attributable to our single reportable segment, Owned & Host.
Net revenue
The following presents, by segment and by brand, comparable store sales growth, stores open at the end of the period and net revenue for the nine months ended October 3, 2026 compared to the nine months ended September 27, 2025.

	Comparable store sales growth(1)		Stores open at end of period		Net revenue(1)(2)
In thousands, except percentage and store data	Nine Months Ended October 3, 2026	Nine Months Ended September 27, 2025	October 3, 2026	September 27, 2025	Nine Months Ended October 3, 2026		Nine Months Ended September 27, 2025
Owned & Host segment
America’s Best	3.5%	6.7%	1,074	1,049	$1,353,319	87.1%	$1,299,291	87.5%
Eyeglass World	1.2%	3.7%	121	122	150,823	9.7%	150,345	10.1%
Military	0.5%	3.4%	72	53	21,115	1.4%	17,905	1.2%
Fred Meyer	0.1%	4.1%	18	18	6,477	0.4%	7,188	0.5%
Owned & Host segment total			1,285	1,242	$1,531,734	98.6%	$1,474,729	99.4%
Corporate and Other	—	—	—	—	14,572	1.0%	16,696	1.0%
Effects of unearned and deferred revenue	—	—	—	—	6,912	0.4%	(7,348)	(0.4)%
Total	3.8%	5.7%	1,285	1,242	$1,553,218	100.0%	$1,484,077	100.0%
Effect of deferred and unearned revenue on comparable store sales	(0.6)%	0.7%
Adjusted Comparable Store Sales Growth	3.2%	6.4%

(1) We calculate total comparable store sales based on consolidated net revenue excluding the impact of (i) Corporate and other revenue, (ii) sales from stores opened less than 13 months, (iii) stores closed in the periods presented, (iv) sales from partial months of operation when stores do not open or close on the first day of the month (v) if applicable, the impact of a 53rd week in a fiscal year and (vi) in fiscal years following a 53-week fiscal year, there is a one week calendar shift to the comparable prior-year period. For the calculation of the adjusted comparable store sales growth in the nine months ended October 3, 2026, we compared weeks 1 through 39 in fiscal 2026 against weeks 2 through 40 in fiscal 2025. Brand-level comparable store sales growth is calculated based on point-of-sale revenues consistent with what the CODM reviews, and consistent with reportable segment revenues presented in Note 8. “Segment Reporting” in our unaudited condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q.
(2) Percentages reflect line item as a percentage of net revenue, adjusted for rounding.

	Nine Months Ended
(in thousands)	October 3, 2026	September 27, 2025	$ Change	% Change
Total net revenue	$1,553,218	$1,484,077	$69,141	4.7%
Net product sales	$1,253,244	$1,200,837	$52,407	4.4%
As a percentage of total net revenue	80.7%	80.9%
Net sales of services and plans	$299,974	$283,240	$16,734	5.9%
As a percentage of total net revenue	19.3%	19.1%
Total net revenue of $1,553.2 million for the nine months ended October 3, 2026 increased $69.1 million, or 4.7%, from $1,484.1 million for the nine months ended September 27, 2025. The increase was primarily driven by Adjusted Comparable Store Sales Growth, new store sales and the timing of unearned revenue, partially offset by closed stores.

Unearned and deferred revenue positively impacted net revenue by $14.3 million during the nine months ended October 3, 2026 compared to the nine months ended September 27, 2025.
Net product sales increased $52.4 million, or 4.4%, in the nine months ended October 3, 2026 compared to the nine months ended September 27, 2025, primarily due to product mix and pricing initiatives in eyeglass sales of $42.6 million and contact lens sales of $10.6 million.
Net sales of services and plans for the nine months ended October 3, 2026 increased $16.7 million, or 5.9%, compared to the nine months ended September 27, 2025, driven primarily by higher exam revenues of $15.0 million.
Comparable store sales growth and Adjusted Comparable Store Sales Growth for the nine months ended October 3, 2026 were 3.8% and 3.2%, respectively, both reflecting a higher average ticket and continued strength in the Company’s managed care cohort, partially offset by lower customer traffic.
During fiscal 2025, the Company entered into an amendment to its agreement with Army and Air Force Exchange Service (AAFES), extending the term of the agreement through January 2036. Subsequently, in February 2026, the Company and AAFES entered into an additional amendment providing for the operation by the Company of an additional 20 military stores located on AAFES bases, expanding the Company’s presence in two additional states. In the nine months ended October 3, 2026, and in connection with this expansion, the Company purchased from U.S. Vision Corp. certain assets used in connection with the operation of those 20 additional military stores. Additionally, we opened 25 new America’s Best stores and closed eight America’s Best stores, one Eyeglass World Store and one Military store. Overall, store count grew 3.5% from September 27, 2025 to October 3, 2026 (25 net new America’s Best stores, 19 net new Military stores, and one net closure of Eyeglass World stores).

Costs applicable to revenue

	Nine Months Ended
(in thousands)	October 3, 2026	September 27, 2025	$ Change	% Change
Total costs applicable to revenue	$637,570	$608,760	$28,810	4.7%
As a percentage of total net revenue	41.0%	41.0%
Total costs of products	$362,249	$346,215	$16,034	4.6%
As a percentage of net product sales	28.9%	28.8%
Total costs of services and plans	$275,321	$262,545	$12,776	4.9%
As a percentage of net sales of services and plans	91.8%	92.7%
Costs applicable to revenue increased $28.8 million, or 4.7%, in the nine months ended October 3, 2026 compared to the nine months ended September 27, 2025. As a percentage of net revenue, costs applicable to revenue remained flat at 41.0% and were primarily driven by a one-time benefit of IEEPA tariff refunds of 30 basis points and leverage of optometrist-related costs on higher exam revenue offset by lower eyeglass margin rate resulting from a strategic mix shift toward higher-value product offerings of 40 basis points.
Costs of products as a percentage of net product sales increased 10 basis points, primarily driven by lower eyeglass margin rate reflecting a strategic mix shift toward higher-value product offerings, partially offset by the one-time benefit of IEEPA tariff refunds.
Costs of services and plans as a percentage of net sales of services and plans decreased 90 basis points, primarily driven by leverage of optometrist-related costs on higher exam revenue.
Selling, general and administrative

	Nine Months Ended
(in thousands)	October 3, 2026	September 27, 2025	$ Change	% Change
SG&A	$746,658	$755,038	$(8,380)	(1.1)%
As a percentage of total revenue	48.1%	50.9%
SG&A decreased $8.4 million, or 1.1%, in the nine months ended October 3, 2026 compared to the nine months ended September 27, 2025. SG&A as a percentage of net revenue decreased 280 basis points primarily driven by 170 basis points from improved store labor efficiency, lower variable incentive compensation of 60 basis points, and lower advertising and promotional spending of 40 basis points.

Depreciation and amortization
Depreciation and amortization expense of $69.3 million for the nine months ended October 3, 2026 increased $1.6 million, or 2.4%, from $67.7 million for the nine months ended September 27, 2025, primarily driven by capital investments in our stores and retail support centers.
Asset impairment
We recognized $2.5 million impairment charges during the nine months ended October 3, 2026, related to Eyeglass World lab optimization activity. The impairment charges recognized in the current period were related to the write-down of store lab assets in connection with our Eyeglass World lab optimization initiative, which is intended to improve operational efficiency by reducing in-store lab activity and utilizing alternative production capabilities. Refer to Note 11. “Restructuring” for information regarding this initiative, including expected future restructuring activities and related costs. We recognized $0.5 million of impairment charges during the nine months ended September 27, 2025, primarily for tangible long-lived assets and ROU assets associated with our retail stores. Asset impairment expenses were recognized in Corporate and other. See Note 1. “Description of Business and Basis of Presentation” and Note 3. “Fair Value Measurement” for further details.
Interest expense, net
Interest expense, net of $9.2 million for the nine months ended October 3, 2026, decreased $3.7 million from $12.9 million for the nine months ended September 27, 2025. The change was primarily a result of lower interest expense of $3.1 million resulting from lower outstanding debt balance and lower SOFR rates.
Income tax provision
Our effective tax rates for the nine months ended October 3, 2026 and September 27, 2025 were 28.9% and 33.1%, respectively. The change in effective tax rates is primarily driven by the discrete benefit of permanent adjustments related to stock-based compensation, partially offset by non-deductible compensation.
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

The following table reconciles our Adjusted Operating Income, Adjusted Operating Margin, EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to net income; and Adjusted Diluted EPS to diluted EPS for the periods presented:

	Three Months Ended				Nine Months Ended
In thousands	October 3, 2026		September 27, 2025		October 3, 2026		September 27, 2025
Net income	$19,188	3.8%	$3,372	0.7%	$62,785	4.0%	$26,283	1.8%
Interest expense, net	2,992	0.6%	4,119	0.8%	9,177	0.6%	12,901	0.9%
Income tax provision	8,812	1.7%	2,117	0.4%	25,571	1.6%	13,010	0.9%
Stock-based compensation expense (a)	5,913	1.2%	5,501	1.1%	19,301	1.2%	17,836	1.2%
Asset impairment (b)	—	—%	—	—%	2,506	0.2%	502	—%
Litigation settlement (c)	—	—%	1,903	0.4%	—	—%	1,903	0.1%
Amortization of acquisition intangibles (d)	169	—%	169	—%	507	—%	507	—%
ERP and CRM implementation expenses (f)	336	0.1%	1,368	0.3%	1,262	0.1%	5,529	0.4%
Other (g)	(285)	(0.1)%	1,258	0.3%	3,050	0.2%	6,412	0.4%
Adjusted Operating Income / Adjusted Operating Margin	$37,125	7.3%	$19,807	4.1%	$124,159	8.0%	$84,883	5.7%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding. Some of the percentage totals in the table above do not foot due to rounding differences.

	Three Months Ended				Nine Months Ended
In thousands	October 3, 2026		September 27, 2025		October 3, 2026		September 27, 2025
Net income	$19,188	3.8%	$3,372	0.7%	$62,785	4.0%	$26,283	1.8%
Interest expense, net	2,992	0.6%	4,119	0.8%	9,177	0.6%	12,901	0.9%
Income tax provision	8,812	1.7%	2,117	0.4%	25,571	1.6%	13,010	0.9%
Depreciation and amortization	22,646	4.4%	22,185	4.6%	69,309	4.5%	67,684	4.6%
EBITDA	53,638	10.5%	31,793	6.5%	166,842	10.7%	119,878	8.1%

Stock-based compensation expense (a)	5,913	1.2%	5,501	1.1%	19,301	1.2%	17,836	1.2%
Asset impairment (b)	—	—%	—	—%	2,506	0.2%	502	—%
Litigation settlement (c)	—	—%	1,903	0.4%	—	—%	1,903	0.1%
ERP and CRM implementation expenses (f)	336	0.1%	1,368	0.3%	1,262	0.1%	5,529	0.4%
Other (g)	(285)	(0.1)%	1,258	0.3%	3,050	0.2%	6,412	0.4%
Adjusted EBITDA / Adjusted EBITDA Margin	$59,602	11.7%	$41,823	8.6%	$192,961	12.4%	$152,060	10.2%
Note: Percentages reflect line item as a percentage of net revenue, adjusted for rounding. Some of the percentage totals in the table above may not foot due to rounding differences.

	Three Months Ended		Nine Months Ended
In thousands, except per share amounts	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Diluted EPS	$0.24	$0.04	$0.78	$0.33
Stock-based compensation expense (a)	0.07	0.07	0.24	0.22
Asset impairment (b)	—	—	0.03	0.01
Litigation settlement (c)	—	0.02	—	0.02
Amortization of acquisition intangibles (d)	—	—	0.01	0.01
Amortization of deferred financing costs (e)	—	—	0.01	0.01
ERP and CRM implementation expenses (f)	—	0.02	0.02	0.07
Other (g)	—	0.02	0.04	0.07
Tax effects (h)	(0.01)	(0.04)	(0.12)	(0.09)
Adjusted Diluted EPS	$0.30	$0.13	$1.01	$0.65

Weighted average diluted shares outstanding	80,064	81,195	80,718	80,170
(a)Non-cash charges related to stock-based compensation programs, which may vary from period to period depending on the timing of awards and performance vesting conditions.
(b)Reflects write-off related to non-cash impairment charges of long-lived assets, primarily impairment of property and equipment related to the EGW lab optimization initiative for the nine months ended October 3, 2026 and impairment of property, equipment and lease-related assets on closed or underperforming stores for the nine months ended September 27, 2025. Refer to Note 11. “Restructuring” for more information on the EGW lab optimization initiative.
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
(g)Other adjustments include amounts that management believes are not representative of our operating performance (amounts in brackets represent reductions in Adjusted Operating Income, Adjusted Diluted EPS and Adjusted EBITDA), which are primarily related to shareholder activism costs of $2.1 million for the nine months ended September 27, 2025, severance and associate-related costs associated with organizational restructuring of $2.2 million for the nine months ended October 3, 2026 and $0.8 million and $2.9 million for the three and nine months ended September 27, 2025, respectively, and restructuring costs related to EGW lab optimization initiative of $0.6 million for the nine months ended October 3, 2026 (see Note 11. “Restructuring”, for additional information), and other expenses and adjustments.
(h)Represents the income tax effect of the total adjustments at our combined statutory federal and state income tax rates, including tax expense (benefit) from stock-based compensation.
Liquidity and Capital Resources
Our primary cash needs are for inventory, payroll, store rent, advertising, capital expenditures associated with new stores and updating existing stores, as well as information and remote medicine technology and infrastructure, including our corporate office, distribution centers, and laboratories. When appropriate, the Company may utilize excess liquidity towards debt service requirements, including voluntary debt prepayments, or required interest and principal payments, if any, as well as repurchases of common stock or other securities, based on excess cash flows. The most significant components of our operating assets and liabilities are inventories, accounts receivable, prepaid expenses and other assets, accounts payable, deferred and unearned revenue and other payables and accrued expenses. We exercise prudence in our use of cash and closely monitor various items related to cash flow including, but not limited to, cash receipts, cash disbursements, payment terms and alternative sources of funding. We continue to be focused on these items in addition to other key measures we use to determine how our consolidated business and operating segments are performing. We believe that cash on hand, cash expected to be generated from operations and the availability of borrowings under our revolving credit loans in an aggregate principal amount of $300.0 million (the “Revolving Loans”) will be sufficient to fund our working capital requirements, liquidity obligations, anticipated capital expenditures, and payments due under our existing debt for the next 12 months and thereafter for the foreseeable future. Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the prepayment, refinancing or issuance of debt, issuance of equity or other securities, the proceeds of which could provide additional liquidity for our operations, modifications to our $227.7 million outstanding principal first lien term loan (“Term Loan A”) where possible, or entry into interest rate derivative agreements to moderate our exposure to fluctuations in interest rates underlying our variable rate debt.

Our ability to maintain sufficient liquidity may be affected by a number of factors, many of which are outside of our control. We primarily fund our working capital needs using cash provided by operations. Our working capital requirements for inventory will increase as we continue to open additional stores.
As of October 3, 2026, we had $60.0 million in cash and cash equivalents, and $293.3 million of remaining availability under our Revolving Loans, net of $6.7 million in outstanding letters of credit.
As of October 3, 2026, we had $227.7 million of Term Loan A outstanding under our credit agreement. We were in compliance with all covenants related to our debt as of October 3, 2026.
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
The following table summarizes cash flows provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended
In thousands	October 3, 2026	September 27, 2025
Cash flows provided by (used for):
Operating activities	$134,873	$133,134
Investing activities	(50,475)	(52,289)
Financing activities	(63,310)	(98,509)
Net change in cash, cash equivalents and restricted cash	$21,088	$(17,664)
Net Cash Provided by Operating Activities
Cash flows provided by operating activities increased by $1.7 million in the nine months ended October 3, 2026 compared to the nine months ended September 27, 2025, primarily driven by an increase in net income of $36.5 million and an increase in non-cash adjustments of $14.5 million, partially offset by cash flow related to changes in working capital of $49.3 million, which were primarily impacted by increased inventory purchases driven by a shift toward a more premium product mix, partially offset by decreased investments in cloud hosted software.
Net Cash Used for Investing Activities
Net cash used for investing activities decreased by $1.8 million in the nine months ended October 3, 2026 compared to the nine months ended September 27, 2025. The year-over-year decrease was primarily driven by cash proceeds from the sale of an equity investment and a convertible promissory note investment, partially offset by investments in our retail support centers. Refer to Note 1. “Description of Business and Basis of Presentation” for additional information regarding these investments.
Net Cash Used for Financing Activities
Net cash used for financing activities decreased by $35.2 million in the nine months ended October 3, 2026 compared to the nine months ended September 27, 2025, primarily as a result of the repayment of the 2025 Notes in the second quarter of 2025 partially offset by share repurchases as well as increased purchases of treasury stock to cover employee tax withholdings associated with stock-based compensation in the nine months ended October 3, 2026.
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
Share Repurchase Authority
Effective March 2, 2026, the Board authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company’s common stock until December 28, 2030. During the nine months ended October 3, 2026, the Company repurchased approximately 2.2 million shares for $40.0 million. As of October 3, 2026, the authorization has remaining capacity of $10.0 million. Subsequent to the end of the third quarter, effective November 9, 2026, the Board authorized the Company to repurchase up to $100 million aggregate amount of shares of the Company's common stock until December

28, 2030. The new share repurchase authorization replaces the share repurchase authorization approved effective March 2, 2026, which had remaining capacity of $10.0 million at the time of its replacement.
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
As of October 3, 2026, our total borrowing consisted of $227.7 million of term loan borrowings subject to variable interest rates with a weighted average borrowing rate of 5.8%. After inclusion of the notional amount of $100.0 million of interest rate swaps fixing a portion of the variable rate debt, $127.7 million is subject to variable rates. Assuming an increase to market rates of 1.0% as of October 3, 2026, we would incur an annual increase to interest expense of approximately $1.3 million related to debt subject to variable rates. For more information about quantitative and qualitative disclosures about market risk, please see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in Part II. of the 2025 Annual Report on Form 10-K.

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
In accordance with Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 3, 2026. Based on that evaluation, the CEO and the CFO have concluded that the Company’s current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic filings with the SEC is made known to them in a timely manner.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal year 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes the repurchases of the Company’s common stock during the three months ended October 3, 2026.

In thousands, except per share amounts
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 5, 2026 – August 1, 2026	—	—	—	$29,977
August 2, 2026 – September 5, 2026	1,083	$18.48	1,083	$9,955
September 6, 2026 – October 3, 2026	—	—	—	$9,955
Total	1,083	$18.48	1,083	$9,955
(1) Information regarding the Company’s share repurchases can be found in Note 1, Description of Business and Basis of Presentation, in the condensed consolidated financial statements included in Part I. Item 1. of this Form 10-Q. Effective March 2, 2026, the Company’s Board of Directors authorized the Company to repurchase up to $50 million aggregate amount of shares of the Company’s common stock. The share repurchase authorization expires on December 28, 2030. Following repurchases in the third quarter of fiscal year 2026, as of October 3, 2026, $10.0 million remained available under the share repurchase authorization. Subsequent to the end of the third quarter, effective November 9, 2026, the Company's Board of Directors authorized the Company to repurchase up to $100 million aggregate amount of shares of the Company's common stock. The new share repurchase authorization expires on December 28, 2030 and replaces the share repurchase authorization approved effective March 2, 2026. The timing and amounts of any such repurchases will depend on a variety of factors, including the market price of the Company’s shares and general market and economic conditions.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(c) Except as set forth below, during the three months ended October 3, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K).
On September 2, 2026, L. Reade Fahs, the Company's Executive Chairman, terminated a trading arrangement for the sale of the Company's common stock (a "Rule 10b5-1 Trading Plan") that was intended to satisfy the affirmative defense conditions of the Exchange Act Rule 10b5-1(c). Mr. Fahs' terminated Rule 10b5-1 Trading Plan was adopted on December 4, 2025, and provided for the sale of up to 352,000 shares of common stock pursuant to one or more limit orders from March 6, 2026, until December 31, 2026.
On September 4, 2026, Mr. Fahs adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of the Exchange Act Rule 10b5-1(c). Mr. Fahs' Rule 10b5-1 Trading Plan provides for the sale of up to 524,071 shares of common stock pursuant to one or more limit orders from December 2, 2026, until December 3, 2027.

Item 6. Exhibits.
Exhibit Index

Exhibit No.	Exhibit Description
3.1	Third Amended and Restated Certificate of Incorporation of National Vision Holdings, Inc. - incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 10, 2021.
3.2	Fourth Amended and Restated Bylaws of National Vision Holdings, Inc. - incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 12, 2023.
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Vision Holdings, Inc.

Dated: November 12, 2026	By:	/s/ Alex Wilkes
Alex Wilkes
Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2026	By:	/s/ Christopher Laden
Christopher Laden
Chief Financial Officer
(Principal Financial and Accounting Officer)